Form 10-K
period 2011-12-31
ON SEMICONDUCTOR CORP
filed 2012-02-22
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

000-30419

(Commission File Number)

ON SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5005 E. McDowell Road

Phoenix, AZ 85008

(602) 244-6600

(Address, zip code and telephone number, including area code, of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,522,004,475 as of July 1, 2011, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 17, 2012 was 452,136,921.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end December 31, 2011 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION

FORM 10-K

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) are a supplier of high performance silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits (“ASICs”) use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, medical, industrial, smart grid and military/aerospace. Applications for our products in these markets include portable electronics, computers, game consoles, servers, automotive and industrial control systems, LED lighting, power supplies, networking and telecom gear and automated test equipment.

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio consisted of approximately 40,500 products in 2011 and we shipped approximately 42.6 billion units in 2011 as compared to 38.2 billion units in 2010. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

In October 2011, we announced a change in our organizational structure and the way we report our segment information. Previously reported information has been recast to reflect current organizational structure and reporting segments. We now are organized into four operating segments, which also represent four reporting segments: computing and consumer products group; automotive, industrial, medical and mil-aero products group; standard products; and SANYO Semiconductor products. Our SANYO Semiconductor products operating segment, acquired on January 1, 2011, designs, manufactures and sells discrete components, hybrid integrated circuits, radio frequency and power related products as well as custom integrated circuits. Many of these devices fall into the existing product categories described above, however, our SANYO Semiconductor products operating segment expands our capability in microcontrollers and extends our custom ASICs to integrated power modules and motor control devices for the consumer, automotive and industrial end-markets. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Computing & Consumer Products	Automotive, Industrial, Medical and Mil-Aero Products	Standard Products	SANYO Semiconductor Products

DC-DC Conversion	Automotive Application Specific Standard Products (“ASSPs”)	Bipolar Power	Power MOSFETs

Analog Switches	Analog Automotive	Thyristor	IGBTs

AC-DC Conversion	Automotive Power Switching	Small Signal	Power and Signal Discretes

Low Voltage Power Management	Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules

Standard Logic	Medical ASICs & ASSPs	Protection	Motor Driver ICs

Power Switching	Linear Light Sensors	Rectifier	Display Drivers

Signal & Interface	CMOS Image Sensors	Filters	ASICs

LDO & Vregs	Military & Aerospace	MOSFETs	Microcontrollers

	Mixed Signal ASICs		Flash Memory

	Industrial ASSPs		Touch Sensor

	High Frequency / Timing		Power Supply IC

	EE Memory and Programmable Analog		Audio DSP

	Integrated Passive Devices (“IPD”)		Audio Tuners

	Foundry and Manufacturing Services		Image stabilizer ICs

Hearing Components

The addition of SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) also provides us with a strong market presence in Japan, with many leading Japan-based customers, some of which were previously our customers. We have approximately 440 direct customers worldwide, and we also service approximately 300 significant original equipment manufacturers (“OEMs”) indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading OEMs in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, Delphi, LG Electronics, Motorola Mobility, Motorola Solutions, Panasonic, Schneider, GE, Honeywell, Broadcom, Siemens, Nokia, Cisco Systems, and Sony Ericsson; (2) electronic manufacturing service providers, such as Flextronics, Celestica, Benchmark Electronic, and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, World Peace and Yosun.

We currently have domestic design operations in Arizona, California, Idaho, Oregon, Rhode Island and Texas, as well as foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Korea, Romania and Switzerland. Additionally, we currently operate domestic manufacturing facilities in Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, the Czech Republic, Japan, Malaysia, the Philippines, Thailand and Vietnam.

During the fourth quarter of 2011, we committed to a plan to close our wafer manufacturing facility located in Aizu, Japan by the end of the second quarter of 2012 (“Aizu Plan”). Under the Aizu Plan, a majority of the Aizu, Japan production will be transferred to other Company-owned wafer fabrication facilities. The Aizu Plan is being undertaken as part of our overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities, and investing in more advanced wafer technologies.

During the fourth quarter of 2011, we committed to a plan to close our probe, assembly and test operations located in Ayutthaya, Thailand and partially close our Bang Pa In, Thailand facility by the end of the first quarter of 2012, as a result of the damage caused to those facilities by the 2011 flooding in that region. For further information, see “Manufacturing Operations” below.

Company Highlights During 2011

•	Record total revenues of approximately $3,442.3 million, up approximately 49% compared to 2010

•	Completed the acquisitions of SANYO Semiconductor in January and the CMOS Image Sensor Business Unit from Cypress Semiconductor Corporation (“Cypress Semiconductor”) in February

•	Record cash, cash equivalents and short-term investments of $901.5 million

•	Completed a $325.0 million five-year senior revolving credit facility

•	Extended debt maturity of $198.6 million of 2.625% convertible senior subordinated notes from December 2013 to December 2016 through an exchange transaction

Company History and Capital Structure

Prior to August 1999, we were a wholly-owned subsidiary of Motorola, Inc. (“Motorola”) and operated as the Semiconductor Components Group of Motorola’s Semiconductor Products sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), Motorola and affiliates of Texas Pacific Group (“TPG”). During 2007, TPG sold all of its remaining shares of our common stock to multiple buyers and ceased being our principal stockholder. We continue to hold and operate, through direct and indirect subsidiaries, substantially all the assets and operations that we did when we were the Semiconductor Components Group of Motorola’s Semiconductor Products Sector.

Company Mergers and Acquisitions

2011 Acquisitions

On January 1, 2011, we paid SANYO Electric Co., Ltd. (“SANYO Electric”) $142.1 million in cash and issued a $377.5 million note payable to SANYO Electric, through SCI LLC, and as a result SANYO Semiconductor became our wholly-owned subsidiary. In the second quarter of 2011, we received approximately $39.7 million in cash from SANYO Electric for working capital and pension adjustments as determined in accordance with the purchase agreement, which resulted in a net purchase price of $479.9 million.

We believe that this acquisition has provided and will continue to provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor operations with our existing operations will provide us with highly complementary products, customers and geographic regions. In addition, we expect SANYO Semiconductor to benefit from access to ON Semiconductor’s market leading customers not previously doing business with SANYO Semiconductor in North America, Europe and China.

On February 27, 2011, we acquired 100% of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor for $34.1 million in cash. The ISBU includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR, and IBIS families, which are all well known throughout the industry.

Acquisitions prior to 2011

On June 9, 2010, we acquired 100% of Sound Design Technologies, Ltd. (“SDT”) for approximately $22.0 million. We believe that this acquisition has improved and will continue to improve our position as a leading supplier of ultra-low power digital processing (“DSP”) technology for hearing aids and audio processing applications, strengthens our talent base and adds an experienced design and applications engineering team for medical devices within our automotive, industrial, medical and mil-areo products group. In addition, SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging also expands our capabilities in delivering advanced, highly miniaturized packaging technology crucial for hearing aid and similarly size-constrained applications that demand medical-grade quality.

On January 27, 2010, we acquired 100% of California Micro Devices Corporation (“CMD”) in an all cash transaction for approximately $113.2 million. We believe that the combination has strengthened and will continue to strengthen our offering of application specific integrated passive (“ASIP”) devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (“HBLED”) market, as well as its strengths in low current-based electromagnetic interference (“EMI”) filtering and low capacitance electrostatic discharge (“ESD”) protection, complement our existing portfolio of protection and lighting solutions.

On November 4, 2009, we acquired 100% of PulseCore Holdings (Cayman) Inc. (“PulseCore”) in an all cash transaction for approximately $17.0 million. The acquisition of PulseCore expands our clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI reduction also enhance our overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents our first foray of design activity in that country.

On October 10, 2008, we acquired 100% of Catalyst Semiconductor, Inc. (“Catalyst”), whereby Catalyst became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of Catalyst was converted into 0.706 shares of our common stock, which resulted in the issuance of 10.9 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $120.1 million, which included common stock, restricted stock units (“RSUs”), options and warrants and estimated direct transaction costs. We believe the combination has enhanced and will continue to enhance shareholder value by: (1) accelerating our higher margin analog products for the digital consumer market; (2) providing entry into the LED drivers and non-volatile memories (“EEPROM”) business; (3) leveraging scale to drive growth in the business; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On March 17, 2008, we acquired 100% of AMIS Holdings, Inc. (“AMIS”), whereby AMIS became our wholly-owned subsidiary. At the effective time of the merger, each issued and outstanding share of common stock of AMIS was converted into 1.15 shares of our common stock, which resulted in the issuance of approximately 103.2 million shares of our common stock upon the consummation of the merger. The aggregate purchase price was approximately $939.7 million. We believe the combination has enhanced and will continue to enhance shareholder value by: (1) accelerating our transformation from a discrete supplier to a key supplier with scale; (2) strengthening our end-market presence, facilitating our entry into new markets and deepening customer relationships; (3) obtaining significant scale and cash flow generation; and (4) achieving cost savings by leveraging our operational excellence and increasing the activity in our Gresham, Oregon wafer fabrication facility.

On December 31, 2007, we acquired from Analog Devices, Inc. and its subsidiaries (“ADI”) certain assets, including property, plant and equipment and intellectual property rights related to ADI’s voltage regulation and thermal monitoring products for its computing applications business (“PTC Business”) for a total acquisition cost of $148.0 million of cash. As a result of the acquisition, we have benefited from the technical expertise, customer relationships and power management know-how of the PTC Business and its employees. This acquisition expanded our overall computing power management business and increased our notebook power management market share.

See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of some of these acquisitions.

Products and Technology

The following table provides information regarding our operating segments:

	Computing and Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group
Revenues
2011	$609.1	$ 894.7	$878.2	$1,060.3
2010	$609.1	$ 794.7	$909.6	$—
2009	$473.0	$ 623.8	$672.1	$—

Representative OEM customers, distributors and end-users	Flextronics	Continential Automotive Systems*	Samsung	Panasonic*
	Celestica	Hella KG*	Delta	Sony*
	Seagate	Boston Scientific	Flextronics	Midea*
	Sony Ericsson	FLIR Systems	LG	Samsung*
	Samsung	Siemens	Apple	Canon*
	Jabil	Starkey Laboratories	Jabil	Fujitsu Ten*
	Motorola	Valeo	Motorola	Sharp
	LG	Bosch Gmbh	Continental Automotive	LG
	Delta	Delphi	Seagate	Apple
	Delphi	Raytheon	Sony Ericsson	Western Digital
	Avnet*	Avnet*	Avnet*
	World Peace*	Arrow*	World Peace*
	Arrow*	Flextronics*	Arrow*
	WT. Microelectronics*		WT. Microelectronics*
	Yosun*		Yosun*

*	Our principal customers for that segment.

See “Business Overview” above and Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for other information regarding our revenues and property, plant and equipment, and also our segments and the income derived therefrom.

Computing and Consumer Products Group    As computing platforms, both desktop and portable, evolve from data-processing systems (database manipulation, word processing and spreadsheets) to signal processing systems (audio, video, and wireless communications), the core processors need to be more and more powerful. More powerful processors in turn require more efficient power supplies and more efficient use of power on the motherboard and subsequent peripherals. The Computing & Consumer Products Group is focused on delivering power efficient analog IC solutions for power management in VCORE, DDR, and chipsets for audio, video, and graphics processing subsystems. Additionally, we provide efficient AC-DC conversion solutions for the power supplies in computing and consumer applications. We believe our success in these markets is attributable to our superior technology, and manufacturing and supply chain capabilities, which are needed to serve this high-volume market.

Automotive, Industrial, Medical and Mil-Aero Products Group    The Automotive, Industrial, Medical and Mil-Aero Products Group designs and develops analog, mixed-signal and advanced logic ASIC and ASSP solutions for the automotive, medical, military/aerospace, consumer and industrial markets.

Our Automotive businesses are well recognized global suppliers of power management analog and mixed-signal ASIC and ASSP products for automotive applications. Our diverse portfolio includes automotive-grade low-dropout (“LDO”) voltage regulators, drivers, and ignition IGBTs. These offerings address the challenges of power efficiency and lower product drain modes that have become critical with the proliferation of electronic features throughout the automotive industry.

The Custom Industrial and Timing Products business is focused on mixed-signal ASICs and ASSPs for industrial, medical imaging, computing and consumer applications as well as clock and timing management products for industrial, communications and consumer applications. Our PureEdge TM phase lock loop (“PLL”) family includes low noise jitter clock synthesizers and clock modules that are targeted at replacing traditional crystal oscillators. The acquisition of PulseCore Semiconductor further enhances this portfolio by adding new capabilities in active EMI protection and optimization utilizing advanced spread-spectrum clocking technology.

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

Our Digital ASIC, Mil-Aero and Image Sensors business specializes in mid-range (above 90 nm) standard-cell ASICs conversions for the military/aerospace, industrial, communications, computing and consumer markets. The image sensor products business also develops ambient light sensors, proximity sensors, and linear contact image sensors (die and module form) to support various industrial and consumer applications. Our 2011 acquisition of the CMOS Image Sensor Business from Cypress Semiconductor includes a broad portfolio of well-known high-performance custom and standard image sensor products used in a variety of applications.

Our Memory product line offers serial EEPROM solutions in a wide range of densities for data parameter storage in a wide range of electronic products serving multiple market segments. Our configurable analog products include microcontroller supervisors and precision analog voltage references designed with patented post-packaging programmability to provide custom voltage programming capability for a wide range of industrial and consumer products. Additionally, our configurable analog products (Quantum Charge Programmable™) include microcontroller supervisors with on-board EEPROM to ensure safe, sustained operation of electronic products while also enabling them to recover more efficiently from power disruptions. Our Digitally Programmable Potentiometers™ (“DPPs”) replace mechanical potentiometers which are used to fine tune and trim electronic circuitry in a variety of applications.

Finally, our Custom Foundry business, in addition to offering Integrated Passive Device technology, leverages ON Semiconductor’s broad range of manufacturing, IC design, package and silicon technology offerings to provide flexible, turnkey foundry solutions and manufacturing services for fabless semiconductor companies and OEMs.

Standard Products Group    We serve a broad base of end-user markets, including consumer electronics, computing, wireless and wired communications, automotive electronics, industrial electronics and medical via four major discrete semiconductor technology categories: diodes and transistors, configurable analog products, LED drivers, EEPROMs and power MOSFETs.

The wide array of discrete and integrated semiconductor products that we offer within these categories perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The consumer trends driving growth within our end-user markets are primarily the demand for greater functionality in small hand held devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The proliferation of electronic content in automobiles (the value of the electronic content now exceeds that of the metal in many cars) has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple hand held applications and switching and rectification technologies that allow for high efficiency energy usage and conversion.

We offer serial EEPROM products in a wide range of densities for data parameter storage in a wide range of electronic products across multiple market segments. Our drivers are used in color screen applications to ensure uniform brightness and color purity, while minimizing power consumption in cell phones, digital cameras, MP3 music players, portable gaming consoles, personal digital assistants, industrial instrumentation, automotive instrument clusters and home appliances. Our configurable analog products include our Quantum Charge Programmable™ microcontroller supervisors and precision analog voltage references designed with patented post-packaging programmability to provide customers with custom voltage programming for a very wide range of industrial and consumer electronic products. Additional configurable analog products include microcontroller supervisors with on-board EEPROM to ensure safe, sustained operation of electronic products and allow them to recover more efficiently from power disruptions; DPPs, which replace mechanical potentiometers used to fine tune and trim electronic circuitry in a variety of applications like interactive game consoles, digital cameras and optical transceivers; DC-DC converters and low drop-out regulators for battery-powered products; and bus products used in a wide range of electronic products to connect the digital control bus to the external user interface.

SANYO Semiconductor Products Group    Our SANYO Semiconductor Products Group is a global supplier of analog and mixed signal integrated circuits, microcontrollers, DSPs, analog and digital tuners, intelligent power modules, memory and discrete semiconductors to the consumer, industrial and automotive end markets. Our diverse product portfolio includes analog power management ICs; motor drive ICs; intelligent modules for power inversion, motor control, and automotive electronics; 8 and 16-bit microcontrollers; audio and video tuners; DSPs and image enhancement products supporting a broad range of applications, including automotive infotainment and motor control systems, consumer white goods, wireless communications devices (smartphones, media tablets, etc.), LCD TVs, and digital still cameras and camcorders. The continuing transformation to make all electronics systems “smart”, connected and more power efficient presents a substantial opportunity to draw on our diverse product portfolio and applications expertise to provide customers with comprehensive systems solutions for their applications. We further possess unique micro-packaging capabilities that help customers meet their need to reduce device size and weight as more semiconductor content is incorporated into electronics systems and device dimensions shrink to increase portability. Moreover, for home appliance and industrial power applications, we possess unique power assembly packaging and composite material IP, which allows our customers to improve power efficiency in their end products.

Customers

We have been doing business with 49 of our 50 largest customers for more than five years. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. For the year ended December 31, 2011, we had no sales to customers that accounted for 10% or more of our revenues. Prior to 2011, sales to customers of 10% or more of revenues were as follows: Avnet, Inc. 13% in 2010 and 11% in 2009, 2008 and 2007. As Avnet is a distributor, they have revenues in each of our segments with the exception of SANYO Semiconductor.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of two years. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days prior to shipment for custom products without incurring a significant penalty. For additional information regarding agreements with our customers, see “Backlog” below.

End Markets for Our Products

The following table sets forth our principal end-user markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-user market during 2011, sample applications for our products and representative OEM customers and end users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Mil-Aero	Medical

Approximate percentage of 2011 Revenue	19%	26%	21%	15%	9%	5%	2%	3%

Sample applications	•Computer monitors	•DVD players, cable decoders, set-top boxes and satellite receivers	•4 wheel drive controllers	•Industrial automation and control systems	•Cellular phones (analog and digital)	•Routers and switches	•Cockpit displays	•Medical imaging

	•Disk drives	•Home security systems	•Airbags	•Lamp ballasts (power systems for fluorescent lights)	•Pagers	•Fiber optic networking	•Guidance systems	•Cardiac Rhythm Management

	•PC motherboards	•Photocopiers	•Anti-lock braking systems	•Large household appliances	•Wireless modems and wireless local area networks	•Cellular base stations and infrastructure	•Munitions	•Glucose Monitoring

	•Notebook power supplies	•Scanners	•Automatic door locks and windows	•Electric motor controllers		•Ethernet cards and other network controllers	•Infrared imaging	•Hearing aids and Cochlear implants

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Mil-Aero	Medical

		•Small household appliances	•Automatic transmissions	•Power supplies for manufacturing equipment		•High speed modems (cable, xDSL and ISDN)	•Portable Communication Devices	•Defibrillators

		•Smartcards	•Automotive entertainment systems	•Surge protectors		•PBX telephone systems	•Aircraft Networking and Compute Engines	•Neurostimulators

		•TVs, VCRs and other audio-visual equipment	•Engine management and ignition systems	•Thermostats for industrial and consumer applications		•Network controllers	•Aircraft Communication

		•Power supplies for consumer electronics	•Fuel injection systems	•Automatic test equipment

•GPS and other navigation systems

•LIN/CAN multiplexing

Representative OEM customers and end users	Delta Elec Int’l Ltd	Microsoft	Hella KG	Delta Elec Int’l Ltd	Samsung Elec Co.	Alcatel	Raytheon Co	Boston Scientific
	Seagate Technology	Samsung Elec Co.	Continental Automotive Systems	Individual Companies	Sony Ericson	ZTE Hong Kong LTD	Aeroflex	Starkey Labortories
	Hewlett Packard Co	LG Electronics	CAS-Former Siemens VDO	Kionix INC	LG Electronics	Cisco	Rockwell Collins	General Electric Co
	Emerson Electric Co	Echostar	Delphi	Flir Systems	Huawei Tech Co., Ltd.	Ericson	ITT Corporation	St. Jude Medical
	Schneider Electric	Xerox Corp	CAS-Former Motorola Automotive	Emerson Electric Co	Motorola	Nokia Siemens Networks	Stellar Microelectronics	Medtronic
	Dell Computer	Scientific Atlanta	Visteon	Siemens Industrial	ZTE Hong Kong Ltd	Nortel Networks	Sofradir	Cardic Pacemakers Inc
	LG Electronics	Sony Corp	Bosch GMBH	Honeywell Inc.	Amkor Technology Inc	Delta Elec Int’l Ltd	Honeywell Inc	ELA Medical
	Samsung Elec Co.	Philips	Valeo	Tyco International	Kyocera	Foxconn	L-3 Communications	Intricon Corp
	Surface Mount Technology	Whirlpool Corp	TRW Inc	Belimo Automation AG	V.Tech	Adtran Inc	British Aerospace	Philips
	Lite-On Electronics, Inc AP	Sagem Communications	Magneti Marelli	Landis & GYR AG	Gigaset Communications	Tellabs Inc	DRS	Abbot Labs

Original Equipment Manufacturers    Direct sales to OEMs accounted for approximately 56% of our revenues in 2011, 46% of our revenues in 2010 and 47% of our revenues in 2009. The increase from 2010 to 2011 was driven by the significantly higher mix of OEM revenue from the SANYO Semiconductor acquisition. These customers include a variety of companies in the electronics industry such as Continental Automotive Systems, Delta, Samsung, Hella, Delphi, LG Electronics, Motorola Mobility, Motorola Solutions, Schneider, GE, Honeywell, Broadcom, Siemens, Nokia, Cisco Systems, and Sony Ericsson. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

Distributors    Sales to distributors accounted for approximately 37% of our revenues in 2011, 45% of our revenues in 2010 and 42% of our revenues in 2009. The decrease from 2010 to 2011 was driven by significantly lower mix of distributors from the SANYO Semiconductor acquisition. Our distributors, which include Arrow, Avnet, EBV Elektronik, Future, World Peace and Yosun, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to our inability to reasonably estimate up front the effect of the returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers    Direct sales to electronic manufacturing service providers accounted for approximately 7% of our revenues in 2011, 9% of our revenues in 2010 and 11% of our revenues in 2009. Our largest electronic manufacturing service customers are Flextronics, Jabil, Benchmark Electronic and Celestica. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer site facilities located in Belgium, Canada, the Czech Republic, Japan, Malaysia, and the United States, and back-end assembly and test site facilities located in Canada, China, Japan, Malaysia, Philippines, Thailand, and Vietnam. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities. We operate all of our manufacturing facilities directly, except in the case of our joint venture in Leshan, China.

During the fourth quarter of 2011, we committed to the Aizu Plan to close our wafer manufacturing facility located in Aizu, Japan by the end of the second quarter of 2012. Under the Aizu Plan, a majority of the Aizu, Japan production will be transferred to other wafer fabrication facilities. The Aizu Plan is being undertaken as part of our overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities, and investing in more advanced wafer technologies.

During the fourth quarter of 2011, we committed to a plan to close our probe, assembly and test operations located in Ayutthaya, Thailand and to partially close our facility in Bang Pa In, Thailand (“Thailand Plans”) as a result of the damage caused to those facilities by the 2011 flooding in that region and the fact that the costs to recover and reconstruct those facilities would be excessive. Under the Thailand Plans, a majority of the Ayutthaya and Bang Pa In production will be transferred to other Company-owned facilities that have excess equipment capacity and excess floor space, and to some external subcontractors. We anticipate that the Thailand Plans will be completed by the end of June 2012.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Burlington, Canada	Automotive, Industrial, Medical and Mil-Aero Products Group	95,400
Gresham, Oregon	Computing and Consumer Products Group and Automotive, Industrial, Medical and Mil-Aero Products Group	518,000
Pocatello, Idaho	Automotive, Industrial, Medical and Mil-Aero Products Group	443,000
Roznov, Czech Republic	Computing and Consumer Products Group and Automotive, Industrial, Medical and Mil-Aero Products Group	237,000
Aizu, Japan (1)	Computing and Consumer Products Group, Automotive, Industrial, Medical and Mil-Aero Products Group and Standard Products Group	289,500
Oudenaarde, Belgium	Automotive, Industrial, Medical and Mil-Aero Products Group	167,900
Seremban, Malaysia (Site-2)	Automotive, Industrial, Medical and Mil-Aero Products Group and Standard Products Group	81,200
Oizumi town, Gunma, Japan (2) (4)	SANYO Semiconductor Products Group	406,600
Anpachi town, Gifu, Japan (1) (4)	SANYO Semiconductor Products Group	424,000
Ojiya city, Niigata, Japan	SANYO Semiconductor Products Group	1,724,600
Back-end Facilities:
Ayutthaya, Thailand (1)	SANYO Semiconductor Products Group	1,243,900
Burlington, Canada	Automotive, Industrial, Medical and Mil-Aero Products Group	95,400
Leshan, China	Standard Products Group	363,000
Seremban, Malaysia (Site-1)	Computing and Consumer Products Group, Automotive, Industrial, Medical and Mil-Aero Products Group and Standard Products Group	309,300
Calamba, Philippines (2) (4)	Automotive, Industrial, Medical and Mil-Aero Products Group	200,600
Carmona, Philippines	Computing and Consumer Products Group, Automotive, Industrial, Medical and Mil-Aero Products Group and Standard Products Group	222,500
Bang Pa In, Thailand (3) (4)	Standard Products Group	9,000
Saitama, Japan	SANYO Semiconductor Products Group	377,000
Tarlac City, Philippines	SANYO Semiconductor Products Group	861,100
Shenzhen, China	SANYO Semiconductor Products Group	208,000
Ho Chi Minh City, Vietnam	SANYO Semiconductor Products Group	59,200

Location	Products	Size (sq. ft.)
Other Facilities:
Roznov, Czech Republic	Computing and Consumer Products and Automotive, Industrial, Medical and Mil-Aero Products Group	405,300
Santa Clara, California	Automotive, Industrial, Medical and Mil-Aero Products Group.	42,000

(1)	As noted above, the sites are scheduled to be closed during 2012.
(2)	During 2012, we will be exiting certain of these leased facilities.
(3)	During 2012, we will partially close this facility.
(4)	These facilities are leased.

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 70% of Leshan’s production capacity in 2011, 70% in 2010 and 73% in 2009 and are currently committed to purchase approximately 70% of Leshan’s expected production capacity in 2012. In 2011 and 2010, we incurred no underutilization charges. In 2009, we incurred $2.7 million in underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231.0 million in semiconductor operations, which is in addition to the $278.0 million originally approved. In 2004, we committed to make capital contributions of approximately $25.0 million to this joint venture by 2012, subject to market conditions. As of December 31, 2011, we had made capital contributions of approximately $16.4 million to this joint venture. We have the ability to time these expenditures at our discretion to meet market demand.

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, UTAC, Unisem, Nantong, Stars, UMC and TSMC, accounted for approximately 18%, 29% and 25% of our manufacturing costs in 2011, 2010 and 2009, respectively.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, and lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table showing commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

Sales, Marketing and Distribution

As of December 31, 2011, our global sales and marketing organization consisted of approximately 1,258 professionals operating out of approximately 47 offices which serve customers in 77 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective Internet-based applications support from our laboratories in the Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo, as well as under the licensed trademark and logo of SANYO Semiconductor, which we are able to utilize for a three year period from the acquisition date with some extension of time for certain products that are manufactured but not yet sold by the end of 2013. We own rights to a number of patents, trademarks, copyrights, trade secrets and other intellectual property directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain intellectual property to support and continue the operation of our business. We also acquired or were licensed or sublicensed a significant amount of intellectual property, including patents and patent applications, in connection with our acquisition of SANYO Semiconductor. In connection with the intellectual property received from both the Motorola and SANYO Semiconductor transactions, we received a limited indemnity umbrella to protect us from general unknown and certain known infringement claims from third parties. As of December 31, 2011, we had approximately 6,129 U.S. and foreign patents and approximately 3,511 patent applications pending worldwide. Our patents have expiration dates ranging from 2012 to 2031. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 370 registered and common law trademarks. Our policy is to protect our products and processes by asserting our intellectual property rights where appropriate and prudent and by obtaining patents, copyrights and other intellectual property rights used in connection with our business when practicable and appropriate.

Seasonality

Our revenues are affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets. Traditionally, the seasonal trend consisted of a soft first half of the year with a stronger second half of the year for consumer products. In recent years, the industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which may result in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and, in the future, could to continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

Backlog

Our trade sales are made primarily pursuant to orders that are predominately booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demands from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we record revenues on a “sell-through” basis. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2011, our backlog at the beginning of each quarter represented between 82% and 91% of actual revenues during such quarter, which is lower on a percentage basis than prior years, due to the acquisition of SANYO Semiconductor, as that business has a lower backlog as compared to the historical ON Semiconductor business. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that in some cases can be integrated into more complex integrated circuits, we also face competition from manufacturers of integrated circuits, ASICs and fully customized integrated circuits, as well as customers who develop their own integrated circuit products. (See Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report.)

When compared to us, several of the competitors noted below are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. Below we discuss the effects of competition on our four primary operating segments:

Computing and Consumer Products Group

The principal methods of competition in the Computing and Consumer Products Group are technical performance, total solution cost of ownership, quality and assurance of supply. Our architectures for AC-DC conversion offer a competitive total cost of ownership and leadership in power efficiency to compete. Our architecture for our microprocessor and DDR memory controllers offers a competitive cost of ownership and performance position to compete in the computing and consumer game console market. In addition, the breadth of our portfolio in other support functions such as DC- DC converters, over voltage protection IC’s, video and audio ICs, and standard analog and logic IC’s give us the opportunity to serve multiple requirements and allow customers to control their vendor lists more easily. Our significant competitors in this market include Intersil Corporation, Maxim Integrated Products, Inc., Texas Instruments Incorporated, STMicroelectronics N.V. and Power Integrations, Inc.

Automotive, Industrial, Medical and Mil-Aero

The principal methods of competition in the Automotive, Industrial, Medical and Mil-Aero Product Group are with other customer-specific semiconductor vendors based on design experience, manufacturing capability, depth and quality of intellectual property, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

Our Medical and Custom Industrial businesses face direct competition from large diversified semiconductor suppliers that supply custom and semi-custom ICs, such as STMicroelectronics N.V. and Texas Instruments Incorporated. The business also faces direct competition from smaller end-market-focused mixed-signal suppliers, such as Elmos Semiconductor and ZMD AG. Direct competition also comes from our target customers themselves, who may have internal IC design resources dedicated to supporting the parent. Our Timing Products business faces direct competition from clock suppliers such as Cypress Semiconductor and Integrated Device Technology, Inc., and our Digital ASIC business faces threats from FPGA vendors such as Xilinx, Inc. and Altera Corporation, as well as digital ASIC suppliers like Open-Silicon, Inc. and e-Silicon Corporation. Our primary foundry competition includes X-FAB Semiconductor Foundries AG, Taiwan Semiconductor Manufacturing Company, Ltd., Tower Semiconductor Ltd. and MagnaChip Semiconductor LLC.

We also face indirect competition from ASSP suppliers such as Microchip Technology, Inc., whose mixed-signal microcontroller products capture low-end mixed-signal ASIC opportunities. Indirect competition also comes from analog standard products suppliers such as Maxim Integrated Products, Inc., Analog Devices, Inc. and Linear Technology Corporation, whose technical performance or off-the-shelf availability may be better than what we can offer.

The principal methods of competition in the configurable analog products, LED drivers and EEPROM spaces are product performance and new product innovations, where we are specifically focusing on integrating IP (e.g., EEPROM, digital potentiometer, and voltage reference blocks) as building blocks to create high value-added ASSPs. Our significant competitors include Atmel Corporation, STMicroelectronics N.V., Microchip Technology Incorporated, Fairchild Semiconductor International, Inc., Intersil Corporation, Linear Technology Corporation, Maxim Integrated Products, Inc., National Semiconductor Corporation and Texas Instruments Incorporated.

Standard Products Group

Our competitive strengths are in our market leading protection and filtering products, the breadth of our portfolio, technical performance, micro-packaging expertise, our high quality, low cost structure, and supply chain management which ensures supply to key customers. In addition, our strengths include our strong intellectual property (“IP”) portfolio and our ability to leverage IP blocks across the Company to develop high value-added ASSPs.

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

SANYO Semiconductor Products Group

The principal methods of competition for SANYO Semiconductor are technical performance, quality, service and price. Our competitive strengths in this group are our strong technology and design capability, breadth of product portfolio, systems design expertise and long-standing supply relationships with leading OEM customers. Our significant competitors include Toshiba Corporation, Renasas Electronics Corporation, NXP

B.V., Rohm Co. Ltd., Mistubishi Electric, STMicroelectronics N.V., Fairchild Semiconductor International, Inc., International Rectifier Corporation and Texas Instruments Incorporated.

Research and Development

Company-sponsored research and development costs in 2011, 2010 and 2009 were $362.5 million (10.5% of revenue), $248.0 million (10.7% of revenue) and $198.8 million (11.2% of revenue), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2011, research and development costs increased due to increased expense associated with on-going research and development activities associated with our SANYO Semiconductor acquisition, along with an increase in labor cost related to increases in head count.

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

Our headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and now Freescale Semiconductor, Inc. (“Freescale”) have been actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our 1999 recapitalization, Motorola retained responsibility for this contamination and Motorola and Freescale have agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

Our manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. We believe that the contamination originally occurred during a time when the facility was operated by a prior owner. We are working with local authorities to determine the appropriate remediation actions and expect remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between us and the prior owner or covered by insurance subject to a deductible. Based on information available, any net costs to us in connection with this matter are not expected to be material.

Our manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation project consists primarily of monitoring groundwater wells located on-site and off-site, with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

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

As a result of the acquisition of AMIS, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and us for any obligation relating to environmental remediation and cleanup at this location. We have not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2011 related to this matter in the amount of $0.1 million. We do not believe that the liability and receivable amounts are material to our consolidated financial position, results of operations or cash flow.

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

Employees

As of December 31, 2011, we had approximately 19,442 employees worldwide, of which 2,411 employees are in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining arrangements (i.e., Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report. Of the total number of our employees as of December 31, 2011, approximately 15,286 were engaged in manufacturing, approximately 1,258 were engaged in our sales and marketing organization which includes customer service, approximately 708 were engaged in administration and approximately 2,190 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 17, 2012 is set forth below.

Name	Age	Position
Keith D. Jackson	56	President, Chief Executive Officer and Director*
Donald A. Colvin	58	Executive Vice President and Chief Financial Officer*
Robert Charles Mahoney	62	Executive Vice President, Sales and Marketing*
William John Nelson, PhD	57	Executive Vice President and Chief Operating Officer*
George H. Cave	54	Senior Vice President, General Counsel, Chief Compliance and Ethics Officer and Corporate Secretary*
William M. Hall	56	Senior Vice President and General Manager, Standard Products Group*
Bob Klosterboer	51	Senior Vice President and General Manager, Automotive, Industrial, Medical and Mil-Aero Products Group*
William A. Schromm	53	Senior Vice President and General Manager, Computing and Consumer Products Group*
Teruo Tabata	62	Vice President of SCI LLC and President of SANYO Semiconductor

*	Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among such officers.

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

Donald A. Colvin.    Mr. Colvin joined ON Semiconductor and SCI LLC as the Senior Financial Director in March 2003 and currently serves as the Executive Vice President and Chief Financial Officer. From April 2003 to May 2010, Mr. Colvin served as the Treasurer for ON Semiconductor and SCI LLC. Before joining the Company, beginning in 1998, he served as Vice President of Finance and Chief Financial Officer at Atmel Corporation, a manufacturer of advanced semiconductors. Mr. Colvin served as Chief Financial Officer of a subsidiary of Atmel from 1995 to 1998. From 1985 to 1995, he held various positions with European Silicon Structures, most recently as Chief Financial Officer. He held various financial positions with Motorola Semiconductors Europe from 1977 to 1985. Mr. Colvin holds a B.A. in Economics and an M.B.A. from the University of Strathclyde, Scotland. From May 2007 to July 2011, Mr. Colvin served as a member of the board of directors of Applied Micro Circuits Corporation.

Robert Charles Mahoney.    Mr. Mahoney joined the Company in November 2002 and has served in various positions. Most recently, in June 2006, he was appointed as Executive Vice President for Sales and Marketing for ON Semiconductor and SCI LLC. Mr. Mahoney has over 20 years of semiconductor industry experience in sales and sales management. From May 2006 through June 2006, Mr. Mahoney served as the interim Senior Vice President of Marketing and Sales for the Company. From August 2004 through April 2006, he served as the Vice President of North America Sales, Computing Segment Sales and Sales Operations, and from November 2002 through August 2004, he served as the Company’s Vice President of Global Distribution and Electronic Manufacturing Services Industry. Before joining the Company, Mr. Mahoney was Vice President of World Wide Sales at Xicor Semiconductor from October 2001 until November 2002 and Vice President of Strategic Accounts at Altera Corporation from May 2000 until October 2001. During his career, he has also held sales management roles at Analog Devices, Inc. and National Semiconductor Corp.

William John Nelson, Ph.D.    Dr. Nelson joined the Company in May 2007 and serves as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC. From May 2009 to May 2011, Dr. Nelson served as the Chief Environmental Officer for ON Semiconductor and SCI LLC. Dr. Nelson has more than 31 years of experience in the semiconductor industry. Prior to joining ON Semiconductor, Dr. Nelson was Chief Executive Officer of 1st Silicon, where he was responsible for day-to-day operations, including worldwide manufacturing, sales, marketing and product development. From 1990 to 2002, Dr. Nelson served in several executive positions with General Instrument/General Semiconductor, including as Chief Operations Officer and President of the company’s Asia-Pacific operation. Dr. Nelson’s industry experience also includes key positions at General Instrument, Unitrode, Fairchild Semiconductor and Analog Devices. Dr. Nelson earned both a Bachelor of Science degree with honors and a PhD in physics from the University of Ulster, Northern Ireland.

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

Robert A. Klosterboer.    Mr. Klosterboer joined the Company in March 2008 and currently serves as Senior Vice President and General Manager, Automotive, Industrial, Medical and Mil-Aero Products Group of ON Semiconductor and SCI LLC. He has more than two decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer and during his tenure there he also was a design engineer, field applications engineer, design section manager, program development manager, and product marketing manager. Mr. Klosterboer holds a bachelor’s degree in electrical engineering technology from Montana State University.

William A. Schromm.    Mr. Schromm has been with the Company since August 1999 and as of May 2006, serves as Senior Vice President and General Manager, Computing and Consumer Products Group for ON Semiconductor and SCI LLC. Mr. Schromm has over 30 years of semiconductor industry experience. During his tenure with the Company, he has held various positions. From December 2005 through May 2006, he served as the Vice President and General Manager of the High Performance Analog Division and also led the Analog Products Group. Beginning in January 2003, he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999.

Teruo Tabata.    Mr. Tabata was appointed as Vice President of SCI LLC in February 2012 and has served as President of ON Semiconductor’s SANYO Semiconductor Division since its acquisition by ON Semiconductor in January 2011. Mr. Tabata also served as President of SANYO Semiconductor from July 2006 to January 2011, during which time it was a subsidiary of SANYO Electric. Also, from July 2006 to March 2008, he served as Innovation Group Executive of SANYO Electric (SANYO Electric’s CTO). From 1974 to July 2006, Mr. Tabata served in various positions for SANYO Electric and its predecessors including most recently as Senior Vice President of SANYO Electric and Semiconductor Company President. During his tenure at SANYO Electric, Mr. Tabata also served as President of SANYO EPSON IMAGING DEVICES CORPORATION, General Manager of SANYO Electric’s LSI business unit, the Display Company President of SANYO Electric’s Component business unit, General Manager of SANYO Electric’s BIP-LSI business unit and Vice President of Niigata SANYO Electric Co., Ltd. Mr. Tabata graduated with a Masters Degree from The University of Tokyo, Faculty of Engineering (the department of electronics).

Geographical Information

For certain geographic operating information, see Note 9: “Income Taxes” and Note 17: “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors — Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

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

You may also read or copy any materials that we file with the SEC at their Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, and our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings and synergies, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses such as SANYO Semiconductor and difficulties encountered in accurately predicting the future financial performance of acquired businesses, such as SANYO Semiconductor), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity, the effects of natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami and other factors could adversely affect our business. In order to remain profitable, we must continue to successfully implement our business plan and examine and implement potentially advantageous cost reduction initiatives.

We have significant operations in Thailand and the recent flooding in Thailand has negatively impacted our operations in Thailand.

Our SANYO Semiconductor division’s Thailand operations, including buildings and equipment and books and financial and other corporate records located at the Rojana Industrial Park in Ayutthaya, Thailand, have been severely damaged by or lost as a result of the recent flooding in Thailand. We also have operations located in an industrial park in Bang Pa In, Thailand that were affected by the flood. We are continuing to monitor customer production needs and are shifting production to other facilities within and outside of our global manufacturing network. We believe that it will take multiple quarters for restoration of our production capacity to pre-flood levels and/or to transfer production to other sites. The flooding will negatively impact revenues and earnings. Such impacts could include, but are not limited to, (i) impacts on our ability to continue to acquire the components of our products on a timely basis from vendors that have been affected by the floods or from alternative sources of supply, if any; (ii) impacts on the continuing availability of uninterrupted services from subcontractors; (iii) impacts on the cost of component materials and services that we acquire from our vendors and subcontractors, which may increase as a result of supply shortages or otherwise; (iv) impacts from customer purchase order or inventory cancellations or reductions and lost market share; and (v) impacts from restructuring or facility closure activities including employee severance payments.

In addition, we have not been able to determine the extent to which our historical books and financial and other corporate records and data for our SANYO Semiconductor division’s Thailand operations have been lost due to the flooding, including any records that may have been saved electronically and the backup storage for these electronic records. We are continuing to evaluate the extent to which this data may have been lost, our ability to recover or reconstruct any such data that has been lost, and other impacts of the loss of any such data and our options for dealing with the resultant circumstances. If any such data has been lost and we are unable to recover or reconstruct the data, it could adversely impact our historical reporting of our financial results.

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

Uncertainty about global economic conditions could result in fluctuations to and reductions in consumer and commercial spending from time to time. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending has in the past and may in the future drive us and our competitors to reduce product pricing, which results in a negative impact on gross profit. Volatility in global economic conditions may adversely and materially affect our industry, business and results of operations, and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, then our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short term and long term strategies.

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

In addition, unanticipated global financial uncertainty affecting the financial and other markets could impact our business in a number of other ways, including causing (1) our customers and consumers in general to defer purchases, (2) our customers difficulties in obtaining sufficient credit to finance purchases of our products and meet their payment obligations to us, (3) our key suppliers to become capacity constrained or insolvent resulting in a reduction or interruption in supplies or a significant increase in the price of supplies and (4) our key suppliers to require acceleration of payments to them or our customers to delay payments to us. Any of the foregoing could materially and adversely affect our results of operations and financial condition.

We have made and may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing stockholders.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to: (1) the difficulty of integrating, aligning and coordinating organizations, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) risks of entering new semiconductor markets or regions of the world in which we have limited experience; (3) risks associated with integrating financial reporting and internal control systems of acquired companies, such as SANYO Semiconductor, particularly if such company is lacking adequate financial reporting and internal control systems or possesses systems that are materially different from ours; (4) the risk that our due diligence in the acquisition process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition; (5) the risk that our existing or prospective customers or customers of the acquired business may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or that they may seek to change their existing business relationships; (6) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions including difficulties in entering into new market segments in which we are not experienced; (7) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) negative pressure on gross margins resulting from increased operating and restructuring costs associated with the target.

In addition, current and prospective employees could experience uncertainty about their future with us, and as a result, we could lose key employees. These uncertainties may also impair our ability to recruit or motivate key personnel. In connection with a transaction, key employees of acquired businesses may receive substantial value in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. Further, as a result of our acquisitions, we may assume liabilities from the target’s current employee benefit plans that may require us to bring plan documentation into compliance with current law, including ensuring that plans are adequately funded.

In connection with our acquisition activity, we are required by generally accepted accounting principles and SEC rules and regulations to integrate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements, or if they do have independent audited financial statements, such statements may not be prepared under generally accepted accounting principles in the United States. Acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, which could materially impair our ability to obtain or prepare necessary financial information concerning such businesses in a format required to allow proper integration with our systems and financials. In addition, immediately after an acquisition and until such time as we are able to fully integrate an acquired business into our financial statements, we may be dependent on the acquired business’ financial controls and systems for reporting and other financial information, including projections and goals for such acquired business. We may not be able to successfully prepare and file required financial statements or other financial information for the acquired business, or to integrate the acquired business into our financial controls and systems and our consolidated financial statements in a timely manner. Failure to prepare accurate financial reports for our acquired businesses in a timely manner in accordance with generally accepted accounting principles in the United States could cause material inaccuracies in our financial statements and SEC filings, which could result in the necessity to restate our financials or lead to unknown liabilities and possibly result in a material impact on our stock price.

The integration of newly acquired businesses will also require a significant amount of time and attention from management. In particular, the integration of SANYO Semiconductor has and will continue to require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of our business, financial results, financial condition and stock price.

In connection with an acquisition, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect.

We review goodwill associated with our acquisitions for impairment on an annual basis (See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2: “Significant Accounting Policies — Goodwill” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the past, we recorded goodwill impairment charges related to certain of our acquisitions. Factors we consider important that could trigger a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. For example, in the acquisition of SANYO Semiconductor and related assets in early 2011 (“SANYO Transaction”), a portion of the purchase price was financed by a seven-year loan with an adjustable interest rate from SANYO Electric to SCI LLC. The loan agreement contains customary events of default as well as representations, warranties, and covenants, but does not contain any financial or negative covenants. It is possible that factors outside of our control, including but not limited to increases in interest rates and loss of key customers, could adversely affect the intended benefits from the SANYO Transaction, but we will continue to have a repayment obligation under the loan agreement.

Our gross profit is dependent on a number of factors, including our level of capacity utilization and realizing expected synergies from acquisitions.

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

Moreover, we believe that we will need to improve the historic margin levels of the business and assets we acquired in connection with the SANYO Transaction and successfully execute on available opportunities in order to realize the intended benefits of this transaction. While we anticipate that this acquired business will benefit from expected synergies with our business and planned restructuring, which could improve its historic margin levels, we may not be able to successfully integrate this business within our estimated timeframes (or at all) to allow it to benefit from expected synergies and planned restructuring or we may have generally overestimated the anticipated benefits of expected synergies and planned restructurings. Furthermore, SANYO Electric has agreed to provide certain operational support to SANYO Semiconductor for a period of time, which is meant to reduce SANYO Semiconductor’s existing operational costs to market-based costs. This operational support relates to, among other things, costs, expenses and other amounts associated with seconded employees, the services agreement, and various lease agreements. There is no guarantee that we will be able to take advantage of all of the operational support available or that, following the expiration of such operational support, margin levels of SANYO Semiconductor will have improved to the point that we are able to operate SANYO Semiconductor profitably.

In addition, the SANYO Transaction will continue to allow for cross-selling opportunities between the Company and the acquired company and its customers, but we cannot guarantee that these cross-selling opportunities will be as great as anticipated or result in synergies, as expected. Ultimately, failure to realize anticipated synergies, complete planned restructurings or execute on expected opportunities from the SANYO Transaction may lead to lower revenues and lower margins than anticipated in the future.

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

We also often undertake restructuring activities in connection with our business acquisitions and integrations, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges. For a description of certain restructuring activities in connection with our SANYO Semiconductor and other recent acquisitions, see Note 4: “Acquisitions” within the notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

We cannot assure you that our current restructuring plans or future cost reduction initiatives will be successfully or timely implemented, or will materially impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors depends on our ability, among other things, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our intellectual property portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these factors and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, the threat or occurrence of armed international conflict and terrorist activities, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies. The development of new products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect our ability to generate revenue.

We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our customers or end-users could have a material adverse effect on our business or prospects. Moreover, we may make significant investment in new products that may not be profitable or that do not have margins as high as we anticipated or experienced historically.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders or customer agreements and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days for customer products without incurring a significant penalty. We routinely purchase inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs.

The semiconductor industry, particularly the market for semiconductor components, is highly competitive. As a result of current economic uncertainty, competition in the markets in which we operate has intensified, as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities (including as a part of our cost reduction measures and in reaction to man-made and natural disasters, such as the flooding in Thailand and earthquake and resulting tsunami in Japan), upgrading or expanding existing facilities, changing our process technologies or uncertainty as a result of the acquisition and integration of manufacturing facilities acquired as a result of our acquisition activities, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity, if revenues do not increase proportionately.

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

In addition, we have had and expect to have significant cash and capital expenditures related to the SANYO Transaction and Thailand flooding in 2011. Although we have incurred and may continue to incur significant costs and expenses related to this transaction and subsequent 2011 Thailand flooding, we believe that cash flow from operating activities, coupled with cash on hand, short-term investments and funds from external borrowings, will be adequate to operate our business and otherwise satisfy our capital needs. Given these capital expenditures and other costs associated with SANYO Semiconductor, if we are unable to generate expected cash flows, our liquidity may be adversely affected and we may need to raise additional equity or borrow additional funds to achieve our longer term objectives related to the SANYO Semiconductor operations. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us.

We are subject to risks associated with natural disasters and other extraordinary events.

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial reporting and condition. We are susceptible to losses and interruptions caused by floods, hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures and similar events. Such events can cause direct injury or damage to our employees and property, including our books and financial and corporate records and data, and related internal controls and can also have significant direct and indirect consequences. For example, such events can negatively impact revenues and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. Such costs may include expenses to restore production or to move production to other facilities, including incremental capital expenditures and costs for expedited shipping, expenses incurred with a shut-down of the damaged facility, including employee severance payments, and other unusual costs and expenses such as fixed asset impairments, inventory write-downs, charges relating to cancellation of purchase orders for excess materials and charges for restoration and recovery work. Overall costs may also be impacted by other factors, such as the under absorption of our manufacturing and operating support overhead. Such events may also affect the infrastructure of the country in which the event occurs, causing water damage, power outages, transportation delays and restrictions, public health issues and economic instability, and disrupting local and international supply chains. As a result, we could experience shortages of and interruptions in supply and increased prices for components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. Consequences such as power outages, including any rolling blackouts or other anticipated problems, could adversely affect our business by, among other things, harming our internal operations, limiting our ability to communicate with our customers and suppliers, and limiting our customers’ ability to sell or use our products. In addition, damage or destruction to our property, including our books and financial and corporate records and data, could adversely affect our ability to prepare our financial statements in accordance with generally accepted accounting principles and the historical and future reporting of our financial results and our ability to integrate the financial reporting and internal control systems of acquired companies. Responding to natural disasters and their consequences will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

If we were to lose one of our large customers our revenues and profitability could be adversely affected.

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects. In addition, the integration of the business acquired in connection with the SANYO Transaction requires significant coordination and we cannot assure you that our existing customer relationships or SANYO Semiconductor’s prior customer relationships will not be materially and adversely affected as a result of uncertainty in connection with or other factors relating to the newly combined entity.

The loss of our sources of raw materials or manufacturing services, or increases in the prices of such goods or services, could adversely affect our operations and productivity.

Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of our raw materials increase significantly or their quality deteriorates. Our manufacturing processes rely on many raw materials, including polysilicon, silicon wafers, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases. Generally, our agreements with suppliers impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that our current supplies of raw materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

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

In the last few fiscal years, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Our effective tax rate is uncertain on an ongoing basis. Changes to income tax regulations in the United States could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, business combinations and investment transactions could impact our effective tax rate.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases and payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

Our success, both generally and in connection with mergers and acquisitions, depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. For example, analog component designers are difficult to attract and retain, and the failure to attract and retain analog component designers could compromise our ability to keep pace with our competitors in the market for analog components. In addition, from time to time, we have announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. These measures, as well as any future cost reduction measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel.

As employee incentives, we have issued common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time, RSU’s with time-based vesting and performance based awards. Any difficulty relating to obtaining stockholder approval of new or amendments to equity compensation plans could limit our ability to issue these types of awards. Our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

•

any of the substantial number of U.S. or foreign patents and pending patent applications that we employ in our business, including those assigned, licensed or sublicensed to us in connection with our 1999 recapitalization and subsequent acquisitions, will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others

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

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this report for more information on our legal proceedings.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards, including Section 404 of the Sarbanes-Oxley Act.

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. As we continue to make strategic acquisitions, mergers and alliances, the integration of these businesses increases the complexity of our systems of controls. While we devote significant resources and time to comply with the internal control over financial reporting requirements under Section 404 of SOX, we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial process and reporting in the future.

The integration of SANYO Semiconductor into our internal control over financial reporting will require additional time and resources from our management and other personnel and will increase our compliance costs. We are continuing to evaluate the impact that the integration of SANYO Semiconductor will have in the future on our ability to maintain effective internal control over financial reporting. There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. Failure to comply with SOX, including delaying or failing to successfully integrate SANYO Semiconductor into our internal control over financial reporting or the identification and reporting of a material weakness, may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of this transaction, and the trading price of our common stock may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal controls over financial reporting.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola (in some cases through successor entities including but not limited to Freescale, Motorola Mobility and Motorola Solutions) has agreed to indemnify us for environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities.

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

We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, OEMs are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition.

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

We may be subject to disruptions or breaches of our secured network that could damage our reputation and harm our business and operating results.

We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, acts of vandalism or terrorism. Our security measures and/or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

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

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the semiconductor industry; and

•	our substantial leverage could place us at a competitive disadvantage vis-à-vis our competitors who may have less leverage relative to their overall capital structures.

We may incur more debt and may require additional capital in the future to service this new debt, which could exacerbate the risks described above.

We may need to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness from time to time may limit us and our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, the debt we may incur from time to time may require collateral to secure such indebtedness, which would place our assets at risk, as well as limit our flexibility related to such assets. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

The agreements relating to our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

Our debt agreements from time to time may contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make distributions to our shareholders;

•	engage in restructuring activities;

•	engage in certain sale and leaseback transactions; and

•	issue some types of stock.

These restrictions may limit our ability to engage in activities that could otherwise benefit us. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

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

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may cause us to adjust our operations. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. In addition to the other factors described above, factors that could affect our quarterly operating results include:

•	the timing and size of orders from our customers, including cancellations and reschedulings;

•	the timing of introduction of new products;

•	the gain or loss of significant customers, including as a result of industry consolidation or as a result of our acquisitions;

•	seasonality in some of our target markets;

•	changes in the mix of products we sell;

•	changes in demand by the end-users of our customers’ products;

•	market acceptance of our current and future products;

•	variability of our customers’ product life cycles;

•	changes in manufacturing yields or other factors affecting the cost of goods sold, such as the cost and availability of raw materials and the extent of utilization of manufacturing capacity;

•	changes in the prices of our products, which can be affected by the level of our customers’ and end-users’ demand, technological change, product obsolescence, competition or other factors;

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

The trading price of our common stock since our initial public offering has had significant variance and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

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

None.

Item 2. Properties

Our corporate headquarters as well as certain design center and research and development operations are located in approximately 1.4 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. We own or lease our manufacturing facilities in the United States, Japan, Malaysia, the Philippines, China, Vietnam, Canada, the Czech Republic, Thailand and Belgium. These facilities are primarily manufacturing operations, but also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Romania, the Czech Republic, Canada, East Greenwich, Rhode Island and Santa Clara, California. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space.

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report for further information. In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations are subject to varying long-term leases.

We believe that our facilities around the world, whether owned or leased, are well maintained. Subject to our ability to successfully transfer production capacity following the Thailand flood, we believe that we have sufficient access to productive capacity to meet our needs for the majority of the products in our business lines for the foreseeable future. However, significant upturns have, from time to time, led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner.

See Part I, Item 1 “Business-Manufacturing Operations and Sales, Marketing and Distribution” included elsewhere in this report for further details on our properties, including the impact of the Thailand flood, and “Business-Governmental Regulation” for further details on environmental regulation of our properties.

Item 3.	Legal Proceedings

See Note 15: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “ONNN” on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the Nasdaq Global Select Market.

Range of Sales Price

	High	Low
2011
First Quarter	$11.95	$9.40
Second Quarter	$11.85	$9.21
Third Quarter	$10.68	$6.59
Fourth Quarter	$8.41	$6.53

2010
First Quarter	$9.11	$7.06
Second Quarter	$8.92	$6.17
Third Quarter	$7.45	$6.07
Fourth Quarter	$9.97	$6.87

As of February 17, 2012, there were approximately 285 holders of record of our common stock and 452,136,921 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors.

Our senior revolving credit facility permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the senior leverage ratio (calculated in accordance with the credit agreement) does not exceed 2.50 to 1.00. As of December 31, 2011, we were within the required senior leverage ratio and therefore permitted to pay cash dividends. See Note 8: “Long-Term Debt” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Financing Events—2011 Financing Events—December 2011 Convertible Note Exchange” and “—2.625% Convertible Senior Subordinated Notes due 2026 Repurchase” for a description of certain transactions with respect to our 2.625% Convertible Senior Subordinated Notes due 2026.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item 6.	Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2011, 2010, 2009, 2008, and 2007 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Statement of Operations data:
Revenues	$3,442.3	$2,313.4	$1,768.9	$2,054.8	$1,566.2
Restructuring, asset impairments and other, net (1)	102.7	10.5	24.9	26.2	3.0
Goodwill and intangible impairment charges (2)	—	16.1	—	544.5	—
Net income (loss) attributable to ON Semiconductor Corporation	11.6	290.5	61.0	(428.9)	203.6
Diluted earnings (loss) per common share	$0.03	$0.65	$0.14	$(1.13)	$0.68

	Year ended December 31,
	2011	2010	2009	2008	2007
Balance Sheet data:
Total assets	$3,883.5	$2,919.2	$2,414.3	$2,354.2	$1,637.6
Long-term debt, less capital leases	1,106.1	773.3	854.9	917.8	1,096.7
Capital leases	100.9	115.5	78.6	92.0	62.7
Stockholders’ equity	1,493.5	1,388.0	1,004.6	855.5	242.7

(1)	Restructuring, asset impairments and other, net includes employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments, and executive severance costs and any other infrequent or unusual items in 2011, such as $70.1 million associated with the closure of our Aizu, Japan facility, $11.9 million associated with the closure of our Thailand facilities, $10.0 million associated with our consolidation efforts for our 2011 SANYO Semiconductor acquisition, $4.8 million from losses resulting from the Japan earthquake and resulting tsunami, $4.3 million associated with the closure of our Phoenix, Arizona wafer manufacturing facility, $2.4 million from our 2011 global workforce reduction, $0.5 million for the write-off of one in process research and development project associated with an acquisition, partially offset by the reduction of $1.5 million for a previously accrued amount associated with a lease termination; a $0.4 million gain in 2010 associated with the sale of assets and intellectual property, partially offset by a $0.8 million payment for settlement of various litigation matters and a $3.9 million write-off of the net book value of a cost investment; a $2.0 million gain in 2009 associated with the sale of assets and intellectual property combined with a $2.5 million gain associated with the settlement of a legal dispute, partially offset by the write-off of net book value of property, plant, and equipment of $6.3 million; and a $0.7 million gain in 2008 associated with the reversal of certain capital lease obligations, partially offset by the write-off of the net book value of certain software licenses that were included in property, plant, and equipment.
(2)	For the year ended December 31, 2010, we recorded $16.1 million of goodwill and intangible asset impairment charges relating to our PulseCore acquisition on our statement of operations and for the year ended December 31, 2008, we recorded $544.5 million of goodwill impairment charges relating to AMIS, our PTC Business and to Cherry Semiconductor Corporation goodwill on our statement of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed in Part 1, Item 1A “Risk Factors” and included elsewhere in this Form 10-K.

Executive Overview

This section presents summary information regarding our industry, markets, business and operating trends only. For a full understanding of the information summarized in this overview, you should read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $299.5 billion in 2011, an increase of 0.4% from $298.3 billion in 2010. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our total addressable market since 2007:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Total Addressable Market Sales (1)(2)	Percentage Change
	(in billions)		(in billions)
2011	$299.5	0.4%	$142.8	19.0%
2010	$298.3	31.8%	$120.0	25.0%
2009	$226.3	(9.0)%	$96.0	55.3%
2008	$248.6	(2.7)%	$61.8	86.7%
2007	$255.6	3.2%	$33.1	7.8%

(1)	Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which is different from our revenue recognition policy as described in “Critical Accounting Policies and Estimates—Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.
(2)	Our total addressable market comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, and microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, voltage regulators and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) SP logic (consumer other, computer other peripherals, wired communications, automotive and industrial); (e) CMOS image sensors; (f) memory; (g) microcontrollers; and (h) motor control modules.

Worldwide semiconductor industry sales grew 3.2% in 2007, declined 2.7% in 2008, declined 9.0% in 2009, grew 31.8% in 2010 and grew 0.4% in 2011, following a pattern associated with the financial crisis and subsequent recovery. The increase from 2010 to 2011 is related to the economic expansion in emerging and developing markets, the transition from mechanical to electronic systems, increased semiconductor content in applications, offset by slow economic recovery in mature markets. Sales in our total addressable market grew significantly in 2008, reflecting the expanded markets we now serve with the acquisitions of AMIS and Catalyst that exceeded the impact of any price declines. Sales in our total addressable market increased to $96.0 billion in 2009 and to $120.0 billion in 2010 and to $142.8 billion in 2011, which is consistent with the trend in the worldwide market. The increase from $120.0 billion in 2010 to $142.8 billion in 2011 is related to the acquisition of SANYO Semiconductor, which expanded access to Japanese markets as well as motor control and inverter market spaces. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 3.2% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2011 were $3,442.3 million, an increase of 49% from $2,313.4 million for the year ended December 31, 2010, the majority of which was due to revenues from our acquisition of SANYO Semiconductor. During 2011, we reported net income of $11.6 million compared to net income of $290.5 million in 2010. Our gross margin decreased by approximately 1,200 basis points to 29.3% in 2011 from 41.3% in 2010, due to a lower margin on the SANYO Semiconductor business which includes decreases from expensing of fair market value step-up on inventory of $58.3 million during 2011, combined with $80.4 million of amortization of non-cash manufacturing expenses associated with a favorable supply agreement.

During 2011, we committed to plans to close our Aizu, Japan manufacturing facility, our probe, assembly and test operations located in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility. See Note 6: “Restructuring, Asset Impairments, and Other, Net” of the notes to the audited consolidated financial statements located elsewhere in this report for further detail.

ON Semiconductor Q1 2012 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $720.0 million to $760.0 million in the first quarter of 2012. Backlog levels for the first quarter of 2012 represent approximately 80% to 85% of our anticipated first quarter 2012 revenues. We estimate average selling prices for the first quarter of 2012 will be down approximately 2% to 3% compared to the fourth quarter of 2011. For the first quarter of 2012, we estimate that gross margin as a percentage of revenues will be approximately 31.5% to 32.5%.

Business Overview

We are a supplier of high performance, silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

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

New Product Innovation

As a result of our research and development initiatives, we introduced 285 new product families in 2011. There were 237 new product families in 2010. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Cost Savings and Restructuring Activities

Due to the highly competitive nature of the semiconductor industry, we continually evaluate our cost structure and, as necessary, implement profitability enhancement programs to improve our financial performance. In connection with these programs, we aim to rank, as compared to our primary competitors, among the lowest in terms of cost structure. Our programs include efforts to:

•	increase our die manufacturing capacity in a cost-effective manner;

•	further reduce the number of our product platforms and process flows;

•	rationalize our manufacturing operations;

•	relocate manufacturing operations or outsource to lower cost regions; and

•	reduce selling and administrative expenses.

In 2012, our cost savings and restructuring activities will be focused on our SANYO Semiconductor business, and will include rationalization of manufacturing operations and the reduction of overhead and administrative costs. For further details see Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report.

Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Over the past twelve months, we believe the business environment has weakened due to economic uncertainty and volatility in the United States and Europe and has been further impacted by the Japan earthquake and resulting tsunami, as well as the recent flooding in Thailand. These factors have either impacted us directly or have affected our customers and suppliers, which in turn has affected our business, including sales, our production capacity, and results of operations. Although we view many of these issues as temporary, our continuing outlook for the future will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. The amounts in the following table are in millions:

	Year ended December 31,			Dollar Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Revenues	$3,442.3	$2,313.4	$1,768.9	$1,128.9	$544.5
Cost of revenues	2,433.5	1,357.4	1,148.2	1,076.1	209.2

Gross profit	1,008.8	956.0	620.7	52.8	335.3

	Year ended December 31,			Dollar Change
	2011	2010	2009	2010 to 2011	2009 to 2010
Operating expenses:
Research and development	362.5	248.0	198.8	114.5	49.2
Selling and marketing	195.1	145.6	120.9	49.5	24.7
General and administrative	192.4	129.9	104.5	62.5	25.4
Amortization of acquisition-related intangible assets	42.7	31.7	29.0	11.0	2.7
Restructuring, asset impairments and other, net	102.7	10.5	24.9	92.2	(14.4)
Goodwill and intangible asset impairment charges	—	16.1	—	(16.1)	16.1

Total operating expenses	895.4	581.8	478.1	313.6	103.7

Operating income	113.4	374.2	142.6	(260.8)	231.6

Other income (expenses):
Interest expense	(68.9)	(61.4)	(64.6)	(7.5)	3.2
Interest income	1.1	0.5	0.8	0.6	(0.3)
Other	(8.9)	(6.9)	(4.7)	(2.0)	(2.2)
Loss on debt repurchase and exchange	(23.2)	(0.7)	(3.1)	(22.5)	2.4
Gain on SANYO Acquisition	24.3	—	—	24.3	—

Other income (expenses), net	(75.6)	(68.5)	(71.6)	(7.1)	3.1

Income before income taxes and minority interests	37.8	305.7	71.0	(267.9)	234.7
Income tax provision	(22.9)	(12.8)	(7.7)	(10.1)	(5.1)

Net income	14.9	292.9	63.3	(278.0)	229.6
Net income attributable to minority interests	(3.3)	(2.4)	(2.3)	(0.9)	(0.1)

Net income attributable to ON Semiconductor Corporation	$11.6	$290.5	$61.0	$(278.9)	$229.5

Revenues

Revenues were $3,442.3 million, $2,313.4 million and $1,768.9 million for 2011, 2010 and 2009, respectively. The increase from 2010 to 2011 was due to revenues from our newly acquired SANYO Semiconductor segment combined with an increase of $68.6 million from our historical segments, which includes the impact from the February 2011 ISBU acquisition and the June 2010 SDT acquisition. Our historical segment improvement was a result of a 6.2% increase from volume and mix, partially offset by a 2.0% decrease from average selling prices. The increase from 2009 to 2010 was due to an increase in volume and mix of sales of 33.7%, combined with an increase in revenues from our acquisitions of SDT, PulseCore and CMD of $63.1 million, partially offset by decreases in average selling prices of 4.4%. The revenues by reportable segment were as follows (dollars in millions):

	Year Ended December 31, 2011	As a % of Revenue	Year Ended December 31, 2010	As a % of Revenue	Year Ended December 31, 2009	As a % of Revenue
Computing & Consumer Products Group	609.1	18%	609.1	27%	473.0	27%
Automotive, Industrial, Medical and Mil-Aero Products Group	894.7	25%	794.7	34%	623.8	35%
Standard Products Group	878.2	26%	909.6	39%	672.1	38%
SANYO Semiconductor Products Group	1,060.3	31%	—	—%	—	—%

Total revenues	$3,442.3		$2,313.4		$1,768.9

Revenues from the computing and consumer products group remained even from 2010 to 2011 and increased from 2009 to 2010. In 2011, the results can be attributed to increased revenue of approximately 4%

from our logic products offset by a decrease of approximately 1% from our analog products. In 2010, the increase of $136.1 million in the segment was in large part due to the improved macroeconomic conditions as compared to 2009, coupled with a recovery period in the semiconductor cycle, which resulted in volume improvements in both analog and logic products.

Revenues from the automotive, industrial, medical and mil-aero products group increased from 2010 to 2011 and increased from 2009 to 2010. In 2011, the increase in revenue is attributed to $50.3 million from products related to the ISBU and SDT acquisitions, as well as an approximate 7% increase in ASIC products, which was attributable to stronger demand in the mixed signal automotive end market. These increases were partially offset by decreases in revenue from high frequency products of 14.1% which was driven by lower demand in industrial and networking end markets. In 2010, the increase of $170.9 million can be primarily attributed to economic and semiconductor cycles strengthening in 2010 as compared to 2009, which resulted in higher revenue of approximately 25% from our ASIC products and a 42% increase in our memory products with the remaining increase being attributed to the $9.5 million of revenues from our acquisition of SDT.

Revenues from the standard products group decreased from 2010 to 2011 and increased from 2009 to 2010. In 2011, the decrease in revenue is a result of decreases of approximately 10% from our analog standard products and an approximate 2% from TMOS standard products. In 2010, this increase can be attributed to the impact of our CMD acquisition which contributed additional revenue of $49.0 million as compared to 2009, with the remaining increase due to the economic factors and semiconductor cycle recovery, as described above in our other segments. These increases in 2010 were primarily in our discrete and TMOS products.

Revenues from the SANYO Semiconductor products group were $1,060.3 million during 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor acquisition.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Year Ended December 31, 2011	As a % of Revenue	Year Ended December 31, 2010	As a % of Revenue (1)	Year Ended December 31, 2009	As a % of Revenue (1)
Americas	$560.6	16%	$495.5	21%	378.5	21%
Asia/Pacific	2,453.2	71%	1,444.1	62%	1,103.8	62%
Europe	428.5	13%	373.8	16%	286.6	16%

Total	$3,442.3	100%	$2,313.4	100%	$1,768.9	100%

(1)	Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report.

With our acquisition of SANYO Semiconductor, there has been a further shift in our global revenues to the Asia/Pacific region, with revenues from this region increasing to $2,453.2 million in 2011, an increase of more than 69.9% as compared to 2010.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the year ended December 31, 2011, none of our customers accounted for more than 10% of our revenues. One of our customers accounted for 13% of our revenues for the year ended December 31, 2010 and 11% for the year ended December 31, 2009.

Gross Profit

The gross profit and gross margin by reportable segment in each of the below three years were as follows (in millions):

	Year Ended December 31, 2011	As a % of Segment Revenue	Year Ended December 31, 2010	As a % of Segment Revenue	Year Ended December 31, 2009	As a % of Segment Revenue
Computing & Consumer Products Group	$238.3	39.1%	$257.4	42.3%	$158.7	33.6%
Automotive, Industrial, Medical and Mil-Aero	450.9	50.4%	415.3	52.3%	292.0	46.8%
Standard Products Group	295.5	33.6%	339.1	37.3%	205.2	30.5%
SANYO Semiconductor Products Group	79.1	7.5%	—	—%	—	—%

Gross profit by segment	$1,063.8		$1,011.8		$655.9
Unallocated
Manufacturing (1)	(55.0)	(1.6)%	(55.8)	(2.4)%	(35.2)	(2.0)%

Total gross profit	$1,008.8	29.3%	$956.0	41.3%	620.7	35.1%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenues.

Our gross profit was $1,008.8 million, $956.0 million and $620.7 million in 2011, 2010, and 2009, respectively. The gross profit increase in 2011 is primarily attributable to the SANYO Semiconductor acquisition and an increase in our automotive, industrial, medical and mil-aero products group, partially offset by a decline in the computing and consumer products and standard products group segments. The $35.6 million increase in the automotive, industrial, medical and mil-aero products group, was driven by the impact of our ISBU and SDT acquisitions which contributed a combined $27.2 million in additional gross profit in 2011 as compared to 2010. Additionally our automotive, industrial, medical and mil-aero products group is comprised of more custom products than our other segments, and, as a result, is less impacted by general pricing pressures on commodity products. The increase was partially offset by decreases in the other historic segments as sales mix and volume improvements during 2011 were outpaced by selling price declines within those segments. The gross profit increases in 2010 were primarily due to improved sales volume in each of our segments, as 2009 was adversely impacted by the global economic slowdown and a downturn in the semiconductor cycle which negatively impacted demand volume and pricing across all of our segments.

Any future improvement to gross profit and margin in our SANYO Semiconductor segment will be largely contingent on the execution of our manufacturing consolidation strategy discussed in Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to the audited consolidated financial statements included elsewhere in this report and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview – Cost Savings and Restructuring Activities” in this Form 10-K.

Gross margin as a percentage of revenues decreased from 41.3% to 29.3% during 2011 compared to 2010, primarily due to lower gross margin of our SANYO Semiconductor segment, which included the impact of $58.3 million associated with the expensing of the step- up in fair market value of inventory and $80.4 million of non-cash manufacturing expenses associated with our SANYO Semiconductor acquisition. For the historic segments, the gross margin decline was due to lower average selling prices combined with the impact of lower factory utilization and higher commodity costs, which negatively impacted the gross margin for each segment. The gross margin increase from 2009 to 2010 for each of the segments, was primarily due to increases in production volume driving better factory utilization and the impact of cost savings from our profitability enhancement programs, combined with lower expensing of fair market value of inventory in 2010 compared to 2009, partially offset by a decrease in average selling prices during 2010.

Operating Expenses

Research and development expenses were $362.5 million, $248.0 million and $198.8 million, representing 10.5%, 10.7% and 11.2% of revenues for 2011, 2010 and 2009, respectively. The increase from 2010 to 2011 was primarily attributed to increased expenses associated with our on-going research and development activities associated with our SANYO Semiconductor acquisition, combined with an increase in labor cost related to increased head count during fiscal 2011 as compared to 2010. The increase from 2009 to 2010 was primarily attributed to increased expenses associated with ongoing research and development activities as a result of the acquisition of the SDT, PulseCore and CMD businesses, increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based on local requirements, and an increase in performance bonuses as a result of our achievement of certain financial goals.

Selling and marketing expenses were $195.1 million, $145.6 million and $120.9 million, representing 5.7%, 6.3% and 6.8% of revenues in 2011, 2010 and 2009, respectively. The increase from 2010 to 2011 was primarily attributed to increased expenses associated with our on-going sales and marketing activities associated with our SANYO Semiconductor acquisition combined with an increase in labor cost related to increased head count during fiscal 2011 as compared to 2010. The increase from 2009 to 2010 was primarily attributed to increased salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements and an increase in performance bonuses as a result of our achievement of certain financial goals.

General and administrative expenses were $192.4 million, $129.9 million and $104.5 million representing 5.6%, 5.6% and 5.9% of revenues in 2011, 2010 and 2009, respectively. The increase from 2010 to 2011 was attributed to increased expenses associated with our on-going general and administrative activities associated with our SANYO Semiconductor acquisition combined with an increase in labor cost related to increased head count during fiscal 2011 as compared to 2010. The increase from 2009 to 2010 was attributed to increases in acquisition related expenses, employee salaries and wages due to the elimination of work furloughs or short work weeks in 2010 based upon local requirements and an increase in performance bonus as a result of our achievement of certain financial goals, partially offset by decreased stock compensation expense.

Other Operating Expenses

The following table shows the amounts of other operating expenses for 2011, 2010 and 2009 (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Amortization of acquisition-related intangible assets	$42.7	$31.7	$29.0
Restructuring, asset impairments and other, net	$102.7	$10.5	$24.9
Goodwill and intangible asset impairment	$—	$16.1	$—

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $42.7 million, $31.7 million and $29.0 million in 2011, 2010 and 2009 respectively. The increase of $11.0 million from 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT. The increase of $2.7 million from 2009 to 2010 was primarily attributed to amortization of intangible assets associated with our acquisitions of PulseCore, CMD and SDT.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $102.7 million, $10.5 million and $24.9 million in 2011, 2010 and 2009, respectively. The information below summarizes the major activities in each year. For detailed information see Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report.

2011

During the year ended December 31, 2011, we recorded $24.8 million of asset impairment charges associated with the December 2011 announced closure of our Ayutthaya, Thailand facility and partial closure of the Bang Pa In, Thailand facility due to the flooding that occurred. These closures are expected to be completed by June of 2012. Additionally, we recorded a $28.3 million inventory write-off as a result of the recent flooding. The asset impairment charges and inventory write-off were partially offset by the receipt of insurance proceeds of $25.0 million in 2011, combined with a non-cash insurance recovery of $23.9 million, which represents insurance proceeds received in the first quarter of 2012. Additionally, we recorded $5.7 million of employee separation charges and other charges of $2.1 million for costs incurred since the announced closures due to the halt in manufacturing at these facilities resulting from the flooding.

During the year ended December 31, 2011, we recorded $61.5 million of asset impairment charges associated with the October 2011 announced shutdown of our Aizu, Japan wafer manufacturing facility, which is expected to be completed by June 2012. Additionally, we recorded $6.5 million of employee separation charges and $2.0 million of other costs for the pension true-up for employees associated with this activity.

In January 2011, we acquired SANYO Semiconductor and announced plans to integrate certain operations of SANYO Semiconductor into our existing operations, primarily for cost savings purposes. During the year ended December 31, 2011, we recorded $8.5 million in charges related to this integration. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories. We recorded $4.8 million of other charges relating to damaged inventory and other assets relating to the Japanese earthquake and the resulting tsunami that occurred in 2011.

2010

During the year ended December 31, 2010, we recorded $3.9 million of asset impairment charges associated with the write off of a cost basis investment, $3.5 million of employee separation costs and $0.1 million of exit costs associated with our 2010 acquisition of CMD and $2.2 million of employee separation charges associated with our 2010 acquisition of SDT.

2009

During the year ended December 31, 2009, we recorded $12.6 million of employee separation charges and $0.4 million of exit costs associated with our January 2009 worldwide employee reduction program.

During the year ended December 31, 2009, we recorded $5.4 million of asset impairments on the Piestany, Slovakia manufacturing facility resulting from a decline in the estimated fair value of the Piestany property. Additionally, we recorded $1.7 million of employee separation charges and $1.7 million of exit costs associated with the shutdown of the manufacturing facility.

During the year ended December 31, 2009, we recorded a $3.9 million of employee separation charges associated with our reduction in workforce in Belgium.

During the year ended December 31, 2009, we recorded a $2.5 million gain on the settlement of two legal disputes.

During the year ended December 31, 2009, we recorded a $2.0 million gain on the sale of intellectual property.

Other Operating Expenses—Goodwill and Intangible Asset Impairment Charges

During the fourth quarter of 2010, we determined, based on a decline in the business outlook, that $8.9 million of carrying value of goodwill relating to our 2009 acquisition of PulseCore and $7.2 million of carrying value related to intangible assets was impaired. Impairment charges were recognized in the automotive, industrial, medical and mil-aero product segment.

There was no impairment of goodwill or intangible assets in the years ended December 31, 2011 and 2009.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2011, December 31, 2010 and December 31, 2009 is as follows, in millions:

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For year ended December 31, 2011:
Segment operating income (loss)	$103.0	$165.5	$176.9	$(159.4)	$286.0
For year ended December 31, 2010:
Segment operating income	$122.7	$154.2	$221.2	$—	$498.1
For year ended December 31, 2009:
Segment operating income	$45.0	$67.2	$114.6	$—	$226.8

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements is as follows, in millions:

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Operating income for reportable segments	$286.0	$498.1	$226.8
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(102.7)	(10.5)	(24.9)
Goodwill and intangible asset impairment	—	(16.1)	—
Other unallocated manufacturing costs	(55.0)	(55.8)	(35.2)
Other unallocated operating expenses	(14.9)	(41.5)	(24.1)

Operating income	$113.4	$374.2	$142.6

Other unallocated manufacturing expenses remained flat from 2010 to 2011; however, they increased from $35.2 million in 2009 to $55.8 million in 2010 primarily due to increases in the price of commodities from 2009 to 2010.

Other unallocated operating expenses decreased from $41.5 million in 2010 to $14.9 million in 2011 due to certain cost activities being attributed to certain segments in the current year. Other unallocated operating expenses increased from $24.1 million in 2009 to $41.5 million in 2010 primarily due to increased costs to develop new production processes in our Gresham wafer fabrication facility.

Interest Expense

Interest expense was $68.9 million, $61.4 million and $64.6 million in 2011, 2010 and 2009, respectively. We recorded amortization of debt discount to interest expense of $34.9 million, $33.7 million and $34.9 million for 2011, 2010 and 2009, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2011, 2010 and 2009 was $1,048.0 million, $911.2 million and $971.6 million, respectively. Our weighted average interest rate on long-term debt (including current maturities and net of debt discount) was 6.6%, 6.7% and 6.6% per annum in 2011, 2010 and 2009, respectively. See “Liquidity and Capital Resources — Key Financing Events” below for a description of our refinancing activities.

Other

Other expense, which is comprised of foreign translation currency loss was $8.9 million, $6.9 million and $4.7 million in 2011, 2010 and 2009, respectively. The change from year to year is attributable to the strength of foreign currencies against the dollar for the periods presented, net of the impact from our hedging activity.

Loss on Debt Repurchase and Exchange

During 2011, we exchanged $198.6 million in par value ($177.2 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $15.9 million in cash, which resulted in a loss on debt exchange of $17.9 million, including the write-off of $1.7 million in unamortized debt issuance costs.

During 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million, including the write-off of $0.5 million in unamortized debt issuance costs.

During 2010, we prepaid $169.8 million of our senior bank facilities and incurred a $0.8 million loss on the prepayment, for the write-off of $0.8 million in unamortized debt issuance costs. Additionally, during 2010, we recognized a $0.1 million gain on the modification of our Zero Coupon Convertible Senior Subordinated Notes due 2024.

During 2009, we repurchased $99.7 million of our Zero Coupon Convertible Senior Subordinated Notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of our common stock at the time of repurchase. We reduced unamortized debt discount by $8.7 million and recognized a $3.1 million loss on the repurchases, which included the write-off of $0.7 million in unamortized debt issuance costs.

For further discussion of loss on debt repurchase and exchange see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gain on SANYO Semiconductor Acquisition

The purchase price of SANYO Semiconductor was less than the fair value of its net assets, resulting in a gain on acquisition of $24.3 million. We believe the gain recognized upon acquisition was the result of a number of factors, including the following: SANYO Electric wanting to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric viewing this as the best outcome for SANYO Semiconductor and the fact that we expect to incur future expenses associated with the transfer and consolidation of certain operations. For further discussion of the gain on the SANYO Semiconductor acquisition see Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Provision for Income Taxes

Provision for income taxes was $22.9 million, $12.8 million and $7.7 million in 2011, 2010 and 2009, respectively.

The 2011 provision of $22.9 million included $19.4 million for income and withholding taxes of certain of our foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $2.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2011.

The 2010 provision for income taxes of $12.8 million included $13.5 million for income and withholding taxes of certain of our foreign operations and $2.7 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2010.

The 2009 provision for income taxes of $7.7 million included $13.0 million for income and withholding taxes of certain of our foreign and U.S. operations and $3.4 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by a tax benefit of $8.7 million for the reversal of previously accrued income taxes for uncertain tax positions that have been effectively settled through examination.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 60.6% for the year ended December 31, 2011, which is above the U.S. statutory federal income tax rate of 35%, due to the impact of impairment losses and other operating losses recognized during the year in foreign jurisdictions for which tax benefits have not been recognized because uncertainty regarding their future realization exists. Our effective tax rate was lower than the U.S. statutory federal income tax rate for the years ended December 31, 2010 and 2009, due to our domestic tax losses and tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that have not been previously taxed in the United States, which we intend to reinvest in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and for further explanation of our provision for income taxes, see Note 9: “Income Taxes” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Cash Requirements

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating leases, pension obligations and purchase obligations. The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)(2)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt, excluding capital leases (3)	$1,251.6	$369.9	$319.5	$62.2	$74.0	$247.2	$178.8
Capital leases (3)	108.4	39.1	34.1	28.4	2.9	1.3	2.6
Operating leases (4)	93.9	22.0	17.1	14.1	11.7	12.6	16.4
Pension obligation (2)	30.5	15.3	3.6	3.6	4.0	4.0	—
Purchase obligations (4):
Capital purchase obligations	103.5	95.8	5.1	1.5	0.5	0.3	0.3
Inventory purchase obligations	127.9	72.5	14.0	10.0	9.4	4.9	17.1
Mainframe support	11.7	5.8	5.9	—	—	—	—
Information technology and communication services	21.2	16.7	4.5	—	—	—	—
Other	14.4	12.6	0.9	0.6	0.3	—	—

Total contractual obligations	$1,763.1	$649.7	$404.7	$120.4	$102.8	$270.3	$215.2

(1)	The table above does not include approximately $21.4 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.
(2)	The table above does not include approximately $151.0 million of underfunded obligation relating to our proportionate share of liability under SANYO Electric’s multiemployer defined benefit pension plans from which we intend to withdraw and $5.0 million of unfunded liability under defined benefit plans from which we do not intend to withdraw.
(3)	Includes the interest payments for long-term debt and capital leases (applicable rates at December 31, 2011).
(4)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources — Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

See Note 8: “Long-Term Debt,” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a discussion of long-term debt.

Our other long-term contractual obligations consist of estimated payments to fund liabilities that have been accrued in our consolidated balance sheet for our foreign pension plans (see Note 7: “Balance Sheet Information” and Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K).

Our balance of cash and cash equivalents was $652.9 million at December 31, 2011. Additionally, our balance of short-term investments was $248.6 million at December 31, 2011. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at December 31, 2011 include approximately $556.9 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $3.6 million as of December 31, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million, but had not done so as of December 31, 2011. We also had outstanding guarantees and letters of credit outside of our non-reusable commitment credit totaling $9.1 million at December 31, 2011.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages, which totaled approximately $118.1 million as of December 31, 2011. We are also a guarantor of SCI LLC’s unsecured loan with SANYO Electric which had a balance of $339.8 million as of December 31, 2011. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for further discussion.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $93.9 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

In connection with the SANYO Semiconductor acquisition, we acquired $5.0 million of off-balance sheet net unfunded multiemployer defined benefit pension plan liabilities.

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

In connection with the SANYO Semiconductor acquisition, we entered into an operational supply agreement that provides that if we continue to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, including certain seconded employees, we could receive operation support credits of up to approximately $301.6 million, of which we have used approximately $184.1 million through December 31, 2011, leaving us a balance of $117.5 million as of December 31, 2011. There are no guarantees that we will be able to fully utilize these credits.

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

In addition to the above, from time to time, we provide standard representations and warranties to counterparties in contracts in connection with sales of our securities and the engagement of financial advisers and also provide indemnities that protect the counterparties to these contracts in the event they suffer damages as a result of a breach of such representations and warranties or in certain other circumstances relating to the sale of securities or their engagement by us.

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

See Part I, Item 3 “Legal Proceedings” and Note 15: “Commitment and Contingencies” of the notes to our audited consolidated financial statements in this Form 10-K for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, for strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand and short-term investments. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. This evaluation currently includes evaluating the impact of the recent Thailand flooding and Japan earthquake and resulting tsunami. For example in 2011, we paid $316.4 million for capital expenditures, while in 2010 we paid $188.9 million. Our current projection for capital expenditures in 2012 is $250.0 million to $275.0 million, of which our current minimum committment is $95.8 million. The capital expenditure levels can materially influence our available cash for other initiatives.

On December 23, 2011, we entered into a $325.0 million, five-year senior revolving credit facility, which significantly increases our liquidity and is described below under “Key Financing Events — Senior Revolving Credit Facility.”

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows:

	For the year ended December 31,
	2011	2010	2009
Summarized cash flow from operating activities
Net income	$14.9	$292.9	$63.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229.4	166.9	155.6
Non-cash manufacturing expenses associated with favorable supply agreement	80.4	—	—
Gain on acquisition of SANYO Semiconductor	(24.3)	—	—
Non-cash stock compensation expense	33.5	52.5	54.2
Non-cash interest	34.9	33.7	34.9
Non-cash asset impairment charges	86.3	3.9	6.3
Non-cash goodwill and intangible asset impairment charges	0.5	16.1	—
Other miscellaneous adjustments	48.6	7.1	24.1
Changes in assets and liabilities (exclusive of the impact of acqusitions):
Receivables	89.1	(22.9)	(71.5)
Inventories	102.1	(84.0)	44.8
Deferred income on sales to distributors	22.5	50.7	(15.4)
Other miscellaneous changes in assets and liabilities	(172.4)	34.9	(17.0)

Net cash provided by operating activities	$545.5	$551.8	$279.3

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $852.2 million at December 31, 2011 and has fluctuated between $523.7 million and $1,002.7 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $316.4 million, $188.9 million and $55.3 million during 2011,

2010 and 2009, respectively. We will continue to look for opportunities to make strategic purchases in the future for additional capacity. As a result of the Thailand flooding, we will also have to adjust our capital expenditures to replace the damaged equipment.

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this report. For further discussion of our tax reserves, see Note 9: “Income Taxes” of the notes to our audited consolidated financial statements included elsewhere in this report.

Key Financing Events

Overview

For the past several years, we have undertaken various measures to reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued in 2011. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of financing events see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report.

2011 Financing Events

Senior Revolving Credit Facility

On December 23, 2011, we entered into a $325.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement dated as of December 23, 2011 (“Credit Agreement”) between us and a group of lenders. The new Facility includes $40.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. We have the ability to increase the size of the Facility from time-to-time in increments of $10.0 million so long as after giving effect to such increases, the aggregate amount of all such increases does not exceed $125.0 million.

Payments of the principal amounts of revolving loans under the Credit Agreement are due no later than December 23, 2016, which is the maturity date of the Facility. Interest is payable based on either a LIBOR or base rate option, plus an applicable rate that varies based on the total leverage ratio. We have also agreed to pay the lenders certain fees, including a commitment fee that varies based on the total leverage ratio. We may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations under the Facility are guaranteed by certain of our domestic subsidiaries and are secured by a pledge of the equity interests in certain of our domestic subsidiaries. We are also required to pledge certain of our equity interests in certain material first tier foreign subsidiaries within a specified time after closing.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. We were in compliance with the various covenants contained in the Credit Agreement as of December 31, 2011, and expect to remain in compliance with all covenants over the next twelve months.

We can utilize the borrowings under the Facility for areas such as general corporate purposes, working capital and acquisitions. To date, we have not borrowed under the Facility.

December 2011 Convertible Note Exchange

On December 15, 2011, we exchanged $198.6 million of our 2.625% Convertible Senior Subordinated Notes due 2026, for $198.6 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2012. The effective interest rate of the notes is 5.25%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain of our existing domestic subsidiaries.

The notes are convertible by holders into cash and shares of our common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. We will settle conversion of all notes validly tendered for conversion in cash and shares of our common stock, if applicable, subject to our right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of our common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) on and after June 15, 2016. We determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance, and we continue to evaluate the significance of this feature on a quarterly basis.

The notes will mature on December 15, 2026. Beginning December 20, 2016, we may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require us to repurchase the notes for cash on December 15 of 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the repurchase date. Upon the occurrence of certain specified events, each holder may require us to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

The notes, which are our unsecured obligations, will be subordinated in right of payment to all of our existing and future senior indebtedness, will rank pari passu in right of payment with all of our existing and future senior subordinated indebtedness and will be senior in right of payment to all of our existing and future subordinated obligations. The notes will also be effectively subordinated to any of our subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and we, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $339.8 million as of December 31, 2011. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

2.625% Convertible Senior Subordinated Notes due 2026 Repurchase

During the year ended December 31, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security.

2010 Financing Events

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

May 2010 Prepayment of Senior Bank Facilities

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

The termination of our senior bank facilities negatively impacted our liquidity, but provides additional financial and operational flexibility. Since the termination, we continue to generate strong free cash flow and we remain committed to improving the capital structure of the company and shareholder value. We regained this liquidity with the entry into our new senior revolving credit facility in December 2011, as described above.

We also service other loans. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements for further details relating to these loans.

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of December 31, 2011 and December 31, 2010 (dollars in millions):

	December 31, 2011	December 31, 2010
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.33%	339.8	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $2.0 million and $8.7 million, respectively) (1)	94.2	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $6.6 million and $12.8 million, respectively) (2)	88.4	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $24.5 million and $73.9 million, respectively) (3)	207.9	410.1
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $22.0 million) (4)	176.6	—
Loan with Hong Kong bank, interest payable weekly at 2.04% and 2.03%, respectively	40.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 2.01% and 1.80%, respectively	68.2	68.8
Loans with Chinese banks due 2013, interest payable quarterly at an average rate of 4.44% and 4.23%, respectively	7.0	34.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.71% and 1.45%, respectively	3.5	3.9
Loan with Singapore bank, interest payable weekly at 1.97%	25.0	—
Loan with British finance company, interest payable monthly at 2.42% and 2.18%, respectively	13.1	13.8
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	31.6	33.0
U.S. equipment financing payable monthly through 2015 at 3.23%	10.8	—
Capital lease obligations	100.9	115.5

Long-term debt, including current maturities	1,207.0	888.8
Less: Current maturities	(370.1)	(136.0)

Long-term debt	$836.9	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.

(4)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to us at the option of the holders of the notes on December 15 of 2016 and 2021 or called at our option on or after December 20, 2016.

Our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its Guarantor Subsidiaries (as defined in Note 18: “Guarantor and Non-Guarantor Statements” of the notes to our audited consolidated financial statements included elsewhere in this report) on the terms described in the indentures for such notes. As of December 31, 2011, we believe that we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through December 31, 2012.

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

Revenue. We generate revenue from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry. Some recognize revenue upon sale to the distributor, while others, like us, recognize revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which makes the calculation of revenue recognition challenging. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to OEMs and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet given our inability to reliably estimate up front the effect of the returns and allowances with these distributors. We recognize the related revenue and cost of revenues when the distributor informs us that it has resold the products to the end user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. Our OEM customers do not have the right to return our products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under our general agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to our inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on our results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. Given that our revenues consist of a high volume of relatively similar products, our actual returns and allowances and warranty claims have not traditionally fluctuated significantly from period to period, and our returns and allowances and warranty provisions have historically been reasonably accurate.

We generally warrant that products sold to our customers will, at the time of shipment be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of two years. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. In addition, we also offer cash discounts to customers for payments received by us within an agreed upon time, generally 10 days after shipment. We accrue reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

Inventory acquired in the purchase of a business is stated at the lower of cost or market. Upon the acquisition, we estimate the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose. For the year ended December 31, 2011, approximately $57.7 million of the initial $57.7 million in the inventory step-up for acquisitions has been charged to cost of goods sold on the statement of operations since the inventory was shipped to the customer, leaving no balances in inventory and inventories at distributors at December 31, 2011.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We maintain a valuation allowance for our domestic deferred tax assets and most of our foreign deferred tax assets. Additionally, throughout 2009, 2010 and 2011, no incremental domestic deferred tax benefits were recognized. As of December 31, 2011 and 2010, deferred tax assets and liabilities before valuation allowances were $1,619.2 million and $558.3 million, respectively, and the deferred tax asset valuation allowance was $1,626.1 million and $560.8 million, respectively. Our ability to utilize our deferred tax assets and the continuing need for a related valuation allowance are monitored on an ongoing basis.

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

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may exist, using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment analysis as of the first day of the fourth quarter of each year. We determine the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows, using management’s assumptions and forecasts as of the acquisition date. Our methodologies used for valuing goodwill have not changed.

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

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2012; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Plans and related benefits. As discussed in Note 4: “Acquisitions” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K, we assumed $48.8 million of underfunded pension obligations relating to certain defined benefit plans maintained by SANYO Semiconductor. Additionally, we recorded $144.9 million of estimated liabilities associated with our estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or its affiliate multi-employer defined benefit pension plans, from which we intend to withdraw.

We maintain defined benefit pension plans covering certain of our foreign employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2011, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $27.0 million.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 5: “New Accounting Pronouncements” of the notes to our audited consolidated financial statements included elsewhere in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2011, our long-term debt (including current maturities) totaled $1,207.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $712.0 million. We do have interest rate exposure with respect to the $495.0 million balance on our variable interest rate debt outstanding as of December 31, 2011. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.5 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of exposures intended to be hedged, we cannot assure that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the United States Dollar as a normal part of the reporting process. Our Japanese operations utilize Japanese Yen as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income. With the acquisition of SANYO Semiconductor, we have increased our revenue, expense and capital purchases in Japanese Yen, thus increasing the effects of this translation.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2011 and 2010 was $203.4 million and $75.5 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Canadian dollars, Swiss francs, Chinese renminbi, Czech koruna and British pounds sterling. Due to the materiality of our transactions in these local currenicies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $17.0 million as of December 31, 2011, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting.

On January 1, 2011, we acquired SANYO Semiconductor and certain related assets, which operated under its own set of systems and internal controls. We are separately maintaining SANYO Semiconductor’s systems and much of its control environment until we are able to incorporate SANYO Semiconductor’s processes into our own systems and control environment.

Other than as described above, there have been no other changes to our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2011 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules

13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. We have concluded that our internal control over financial reporting was effective as of December 31, 2011.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, excluded SANYO Semiconductor because it was acquired by us during 2011. The total assets and total revenue of SANYO Semiconductor represent 22.1% and 30.6% of consolidated total assets and consolidated total revenue, respectively, of the Company as of December 31, 2011. Registrants are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year, along with other circumstances and factors, if there is not adequate time between the consummation date of the acquisition and the assessment date for assessing internal controls.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals—Proposal 1—Election of Directors,” “The Board of Directors and Corporate Governance,” and “Section 16(a) Reporting Compliance” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders (“Proxy Statement”).

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance—Code of Business Conduct” in our Proxy Statement.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “The Board of Directors and Corporate Governance—Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

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

The following table sets forth equity compensation plan information as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (5)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders (1)	23,160,006	(3)	$7.17	21,468,486	(6)
Equity Compensation Plans Not Approved By Security Holders (2)	5,214,056	(4)	$9.24	—

Total	28,374,062			21,468,486

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (“2000 SIP”), the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (“Amended and Restated SIP”) and the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (“ESPP”).

(2)	We have assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by our stockholders, but which was approved by AMIS stockholders. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by California Micro Devices stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, the California Micro Devices Corporation 1995 Employee Stock Option Plan and options granted under agreements between California Micro Devices and certain employees. Also included are shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.
(3)	Includes 9,233,153 shares of common stock subject to restricted stock units (“RSUs”), which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This column excludes purchase rights accruing under the ESPP that has a shareholder approved reserve of 15,000,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.
(4)	Includes 413,301 shares of common stock subject to RSUs that will entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service. These RSUs include RSUs assumed in connection with acquisitions and RSUs that were granted from the shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.
(5)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.
(6)	Includes 4,050,854 shares of common stock reserved for future issuance under the ESPP and 17,417,632 shares of common stock available for issuance under the Amended and Restated SIP as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, therefore there are no available shares for future grants under the 2000 SIP as of December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions “Management Proposals—Proposal No. 1—Election of Directors,” “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals—Proposal No. 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule I – Supplementary Data Selected Quarterly Data (Unaudited)	153
Schedule II – Valuation and Qualifying Accounts and Reserves	154

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibit:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

Exhibit No.	Exhibit Description

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation(1)

Exhibit No.	Exhibit Description

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(b)	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(c)	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.3(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

4.3(c)	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(d)	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.4(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(b)	Indenture dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

Exhibit No.	Exhibit Description

4.4(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.5	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(1)

10.7(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

Exhibit No.	Exhibit Description

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	2000 Stock Incentive Plan - non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(f)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

10.7(i)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.7(j)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2) Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.7(k)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

Exhibit No.	Exhibit Description

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.7(o)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(p)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(q)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(r)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(s)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(t)	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(u)	Performance Based Restricted Stock Units Award Agreement for William Schromm under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.8	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

Exhibit No.	Exhibit Description

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008(incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description

10.12(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.14(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.14(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.14(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.14(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10- Q filed with the Commission on August 6, 2008)(2)

10.14(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.16(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.16(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.17(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, dated as of October 20, 2006(1)(2)

10.17(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, executed on April 29, 2008(1)(2)

10.18(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.18(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.18(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

Exhibit No.	Exhibit Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2012

ON SEMICONDUCTOR CORPORATION

By:	/S/ KEITH D. JACKSON
	Name:	Keith D. Jackson
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Titles	Date

/S/ KEITH D. JACKSON Keith D. Jackson		President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/S/ DONALD A. COLVIN Donald A. Colvin		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2012

* J. Daniel McCranie		Chairman of the Board of Directors	February 22, 2012

* Atsushi Abe		Director	February 22, 2012

* Curtis J. Crawford		Director	February 22, 2012

* Emmanuel T. Hernandez		Director	February 22, 2012

* Phillip D. Hester		Director	February 22, 2012

* Daryl A. Ostrander		Director	February 22, 2012

* Robert H. Smith		Director	February 22, 2012

*By:	/S/ DONALD A. COLVIN Donald A. Colvin	Attorney in Fact	February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation (the “Company”) and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded the SANYO Semiconductor business from its assessment of Internal Control over Financial Reporting as of December 31, 2011 because the SANYO Semiconductor business was acquired by the Company in a purchase business combination during 2011. We have also excluded the SANYO Semiconductor business from our audit of Internal Control over Financial Reporting. SANYO Semiconductor, a wholly-owned subsidiary, had total assets and total revenues representing approximately 22.1% and 30.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 22, 2012

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$652.9	$623.3
Short-term investments	248.6	—
Receivables, net	457.2	294.6
Inventories	637.4	360.8
Other current assets	121.6	63.6
Deferred income taxes, net of allowances	10.0	15.7

Total current assets	2,127.7	1,358.0

Restricted cash	—	142.1
Property, plant and equipment, net	1,109.5	864.3
Deferred income taxes, net of allowances	34.2	—
Goodwill	198.7	191.2
Intangible assets, net	337.2	303.0
Other assets	76.2	60.6

Total assets	$3,883.5	$2,919.2

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$451.8	$256.9
Accrued expenses	239.8	162.6
Income taxes payable	7.5	5.1
Accrued interest	0.7	0.8
Deferred income on sales to distributors	172.0	149.5
Deferred income taxes, net of allowances	33.6	—
Current portion of long-term debt (See Note 8)	370.1	136.0

Total current liabilities	1,275.5	710.9
Long-term debt (See Note 8)	836.9	752.8
Other long-term liabilities	260.1	49.3
Deferred income taxes, net of allowances	17.5	18.2

Total liabilities	2,390.0	1,531.2

Commitments and contingencies (See Note 15)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 502,452,084 and 485,904,100 shares issued, 451,284,220 and 436,774,177 shares outstanding, respectively)	5.0	4.9
Additional paid-in capital	3,113.5	3,016.1
Accumulated other comprehensive loss	(46.7)	(59.1)
Accumulated deficit	(1,202.3)	(1,213.9)
Less: treasury stock, at cost; 51,167,864 and 49,129,923 shares, respectively	(401.3)	(382.0)

Total ON Semiconductor Corporation stockholders’ equity	1,468.2	1,366.0
Minority interests in consolidated subsidiaries	25.3	22.0

Total equity	1,493.5	1,388.0

Total liabilities and equity	$3,883.5	$2,919.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues	$3,442.3	$2,313.4	$1,768.9
Cost of product revenues	2,433.5	1,357.4	1,148.2

Gross profit	1,008.8	956.0	620.7
Operating expenses:
Research and development	362.5	248.0	198.8
Selling and marketing	195.1	145.6	120.9
General and administrative	192.4	129.9	104.5
Amortization of acquisition-related intangible assets	42.7	31.7	29.0
Restructuring, asset impairments and other, net	102.7	10.5	24.9
Goodwill and intangible asset impairment	—	16.1	—

Total operating expenses	895.4	581.8	478.1

Operating income	113.4	374.2	142.6

Other income (expenses), net:
Interest expense	(68.9)	(61.4)	(64.6)
Interest income	1.1	0.5	0.8
Other	(8.9)	(6.9)	(4.7)
Loss on debt repurchase and exchange	(23.2)	(0.7)	(3.1)
Gain on SANYO Semiconductor acquisition	24.3	—	—

Other income (expenses), net	(75.6)	(68.5)	(71.6)

Income before income taxes	37.8	305.7	71.0
Income tax provision	(22.9)	(12.8)	(7.7)

Net income	14.9	292.9	63.3
Less: Net income attributable to minority interests	(3.3)	(2.4)	(2.3)

Net income attributable to ON Semiconductor Corporation	$11.6	$290.5	$61.0

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.03	$0.67	$0.14

Diluted	$0.03	$0.65	$0.14

Weighted average common shares outstanding:
Basic	446.7	431.0	420.8

Diluted	457.2	444.4	432.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit			Minority Interests in Consolidated Subsidiaries	Total Equity
						Treasury Stock
	Number of Shares	At Par Value				Number of Shares	At Cost
Balance at December 31, 2008	457,542,365	$4.6	$2,810.7	$(53.6)	$(1,565.4)	(45,867,076)	$(358.1)	$17.3	$855.5
Net income	—	—	—	—	61.0	—	—	2.3	63.3
Foreign currency translation adjustments	—	—	—	(11.5)	—	—	—	—	(11.5)
Amortization of prior year service costs	—	—	—	0.2	—	—	—	—	0.2

Comprehensive income									52.0

Issuance of common stock, for repurchase of debt	7,367,580	0.1	28.5	—	—	—	—	—	28.6
Stock options exercised	3,956,366	—	17.5	—	—	—	—	—	17.5
Shares issued under the employee stock purchase plan	1,185,645	—	5.4	—	—	—	—	—	5.4
Restricted stock units issued	4,322,800	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(1,259,359)	(8.6)	—	(8.6)
Stock based compensation expense	—	—	54.2	—	—	—	—	—	54.2
Warrant exercise	52,950	—	0.3	—	—	(47,171)	(0.3)	—	—

Balance at December 31, 2009	474,427,706	4.7	2,916.6	(64.9)	(1,504.4)	(47,173,606)	(367.0)	19.6	1,004.6
Net income	—	—	—	—	290.5	—	—	2.4	292.9
Foreign currency translation adjustments	—	—	—	5.7	—	—	—	—	5.7
Amortization of prior year service costs	—	—	—	0.1	—	—	—	—	0.1

Comprehensive income									298.7

Issuance of common stock, for repurchase of debt	1,020	—	—	—	—	—	—	—	—
Stock option exercises	4,054,373	0.2	23.1	—	—	—	—	—	23.3
Shares issued under the employee stock purchase plan	1,193,234	—	7.0	—	—	—	—	—	7.0
Restricted stock units issued	6,227,767	—	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	—	—	—	(1,956,317)	(15.0)	—	(15.0)
Stock based compensation expense	—	—	52.5	—	—	—	—	—	52.5
Extension of Zero Coupon Convertible Notes	—	—	13.3	—	—	—	—	—	13.3
Consideration for unvested stock options in connection with acquisition of California Micro Devices Corporation	—	—	3.6	—	—	—	—	—	3.6

Balance at December 31, 2010	485,904,100	4.9	3,016.1	(59.1)	(1,213.9)	(49,129,923)	(382.0)	22.0	1,388.0
Net income					11.6			3.3	14.9
Foreign currency translation adjustments				12.3					12.3
Amortization of prior year service costs				0.1					0.1

Comprehensive income									27.3

Stock option exercises	8,734,690	0.1	59.3						59.4
Shares issued under the employee stock purchase plan	1,152,778		8.1						8.1
Restricted stock units and stock grant awards issued	6,660,516								—
Repurchase of treasury stock						(2,037,941)	(19.3)		(19.3)
Stock based compensation expense			33.5						33.5
2.625% Coupon Convertible Notes repurchase and exchange			(25.8)						(25.8)
2.625% Coupon Convertible Notes, Series B Notes issued			22.3						22.3

Balance at December 31, 2011	502,452,084	$5.0	$3,113.5	$(46.7)	$(1,202.3)	(51,167,864)	$(401.3)	$25.3	$1,493.5

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$14.9	$292.9	$63.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229.4	166.9	155.6
Gain on sale and disposal of fixed assets	(8.7)	(6.9)	(3.9)
Non-cash manufacturing expenses associated with favorable supply agreement	80.4	—	—
Loss on debt repurchase and exchange	23.2	0.7	3.1
Gain on acquisition of SANYO Semiconductor	(24.3)	—	—
Amortization of debt issuance costs and debt discount	2.3	2.5	3.1
Provision for excess inventories	49.1	10.0	20.4
Non-cash stock compensation expense	33.5	52.5	54.2
Non-cash interest	34.9	33.7	34.9
Non-cash asset impairment charges	86.3	3.9	6.3
Non-cash goodwill and intangible asset impairment charges	—	16.1	—
Recovery from insurance proceeds on property, plant and equipment	(13.3)	—	—
Non-cash portion of insurance gain	(23.9)	—	—
Deferred income taxes	(4.2)	2.6	0.7
Other	0.7	(1.8)	0.7
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	89.1	(22.9)	(71.5)
Inventories	102.1	(84.0)	44.8
Other assets	(15.2)	(17.1)	(18.5)
Accounts payable	(109.7)	26.8	9.8
Accrued expenses	(37.4)	23.0	(6.3)
Income taxes payable	2.4	—	0.6
Accrued interest	(0.1)	(0.1)	(0.4)
Deferred income on sales to distributors	22.5	50.7	(15.4)
Other long-term liabilities	11.5	2.3	(2.2)

Net cash provided by operating activities	545.5	551.8	279.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(316.4)	(188.9)	(55.3)
Purchase of businesses, net of cash acquired	(17.9)	(91.0)	(16.7)
Recovery from insurance on property, plant and equipment	13.3	—	—
Deposits utilized for purchases of property, plant and equipment	0.5	(2.2)	0.3
Proceeds from sales of property, plant and equipment	3.3	37.1	(3.2)
Proceeds from held-to-maturity securities	122.2	45.5	52.4
Purchase of held-to-maturity securities	(370.8)	—	(97.9)
Change in restricted cash	142.1	(136.2)	(5.9)

Net cash used in investing activities	(423.7)	(335.7)	(126.3)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	8.1	7.0	5.5
Proceeds from debt issuance	69.0	152.0	79.5
Proceeds from exercise of stock options	59.4	23.3	17.5
Payment of capital lease obligation	(39.0)	(32.3)	(29.5)
Purchase of treasury stock	(19.3)	(15.0)	(8.6)
Payments made in connection with exchange of 2.625% convertible senior subordinated notes due 2026	(15.9)	—	—
Repurchase of 2.625% convertible senior subordinated notes due 2026	(56.2)	—	—
Repayment of long-term debt	(103.3)	(254.4)	(150.6)

Net cash used in financing activities	(97.2)	(119.4)	(86.2)

Effect of exchange rate changes on cash and cash equivalents	5.0	0.9	0.2

Net increase in cash and cash equivalents	29.6	97.6	67.0
Cash and cash equivalents, beginning of period	623.3	525.7	458.7

Cash and cash equivalents, end of period	$652.9	$623.3	$525.7

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

Note 2:     Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock where the Company does not have the ability to exert significant influence are accounted for on a cost basis. All material intercompany accounts and transactions have been eliminated.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company’s cash and cash equivalents may be at risk. Deposits with these banks may exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-Term Investments

Short-term investments have an original maturity to the Company between three months and one year, and are classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Short-term investments classified as held-to-maturity as of December 31, 2011 were as follows (in millions):

	Balance at December 31, 2011
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to-maturity:
Commercial paper	$101.0	$(0.1)	$100.9
Corporate bonds	128.6	(0.1)	128.5
Government agencies	19.0	—	19.0

	$248.6	$(0.2)	$248.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Cash

In December 2010, the Company funded the escrow for the closing of the acquisition of SANYO Semiconductor Co., Ltd., a Japanese corporation (“SANYO Semiconductor”) and subsidiary of SANYO Electric Co. Ltd., a Japanese corporation (“SANYO Electric”) and other assets related to SANYO Electric’s semiconductor business (the “SANYO Transaction”) in the amount of $142.1 million. The $142.1 million was classified as restricted cash at December 31, 2010 and was paid to SANYO Electric on January 1, 2011.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on the Company’s margins has not been material. Additionally, general market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Business Combination Purchase Price Allocation

The allocation of the purchase price of business combinations is based on management estimates and assumptions, and other information compiled by management, which utilizes established valuation techniques appropriate for the high-technology industry. These techniques include the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions (see Note 3: “Goodwill and Intangible Assets” and Note 4: “Acquisitions” for further discussion).

Goodwill is evaluated for potential impairment on an annual basis or whenever events or circumstances indicate that impairment may have occurred, using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company performs its annual impairment analysis as of the first day of the fourth quarter of each year. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future.

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

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to intellectual property, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and in-process research and development (“IPRD”). These are stated at cost less accumulated amortization, are amortized over their economic useful lives ranging from less than 1 year to 18 years, using the straight-line method, and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. See Note 3: “Goodwill and Intangible Assets” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense (see Note 8: “Long-Term Debt — Loss on Debt Repurchase”). Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. Capitalized debt issuance costs totaled $6.2 million and $7.0 million at December 31, 2011 and 2010, respectively.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to original equipment manufacturers (“OEMs”), electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes revenue on sales to OEMs and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company, so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that it has resold the products to the end user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to these distributors. For distributors that are not entitled to returns and allowances, the Company recognizes revenue when title passes. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under the Company’s general agreements, distributors are allowed to return any product that has been removed from the price book. In addition, agreements with distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since the Company defers recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to the inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on the results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. Given that revenues consist of a high volume of relatively similar products, actual returns and allowances and warranty claims have not traditionally fluctuated significantly from period to period, and returns and allowances and warranty provisions have historically been reasonably accurate.

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

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. As of December 31, 2011, the Company had no unvested awards with market conditions, although it did have outstanding awards with performance, time and service based vesting provisions. See Note 11: “Share-Based Compensation” for further discussion.

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

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these liabilities ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. Additionally, the Company reviews the collectability of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectable. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period.

The Company (both directly and through its subsidiaries) files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005.

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

The Company’s Japanese subsidiaries utilize Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive gain or loss within stockholders’ equity.

Defined Benefit Plans

The Company maintains pension plans, covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 12: “Employee Benefit Plans” for further discussion.

Multi-Employer Benefit Plans

The Company participates in several multi-employer defined pension plans. The Company intends to withdraw from certain of these plans. The estimated withdrawal liabilities are accounted for as net underfunded liabilities and estimated using actuarial assumptions similar to those used to estimate liabilities associated with the defined benefit pension plans. For the multi-employer plans from which the Company does not intend to withdraw, expenses are recognized as the contributions to the plans become due. See Note 12: “Employee Benefit Plans” for further discussion.

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

•	Level 1 — Quoted prices in active markets for identical assets or liabilities;

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

Note 3:     Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter. During the first step of the Company’s annual impairment analysis in the fourth quarters of 2011 and 2009, the Company determined that the carrying amount of the Company’s goodwill for all reporting units was recoverable; however, during the first step of the Company’s annual impairment analysis in the fourth quarter of 2010, the Company determined that the carrying value of the Company’s goodwill for one of its product families might not have been recoverable. After completing the second step of the Company’s 2010 impairment analysis for the one product family, the Company recognized a goodwill impairment charge of $8.9 million in what is now the Company’s automotive, industrial, medical and mil-aero product operating segment. The impairment charge resulted from a decline in the operating results of this one product family.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, less desirable than the income approach to perform the goodwill impairment test because there are no stand-alone companies that exclusively sell the products that are similar to those sold by the Company’s reporting units. The material assumptions used for the income approach for 2011, 2010 and 2009 were five years of projected net cash flows, a discount rate of 14.0%, 13.0% and 11.2%, respectively, and a long-term growth rate of 3.9%, 3.9% and 3.5%, respectively. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analyses.

The following table summarizes the original goodwill by relevant operating segment as of December 31, 2011 and December 31, 2010 (in millions):

	Balance as of December 31, 2011				Balance as of December 31, 2010
	Original Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Original Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Automotive, Industrial, Medical and Mil-Aero	$556.6	$(4.2)	$(406.0)	$146.4	$549.1	$(4.2)	$(406.0)	$138.9
Computing & Consumer Products	29.1	(5.6)	—	23.5	29.1	(5.6)	—	23.5
Standard Products	37.7	—	(8.9)	28.8	37.7	—	(8.9)	28.8

	$623.4	$(9.8)	$(414.9)	$198.7	$615.9	$(9.8)	$(414.9)	191.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes the change in goodwill from December 31, 2010 to December 31, 2011 (in millions):

Net balance as of December 31, 2010	$191.2
Additions due to business combination	7.5

Net balance as of December 31, 2011	$198.7

Intangible Assets

Intangible assets, net were as follows as of December 31, 2011 and December 31, 2010 (in millions):

	December 31, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.0)	$—	$—	$5.9	5-12
Assembled workforce	6.7	(6.7)	—	—	—	5
Customer relationships	280.3	(71.9)	(26.5)	(3.2)	178.7	5-18
Patents	43.7	(10.4)	—	—	33.3	12
Developed technology	145.6	(35.5)	—	(2.0)	108.1	5-12
Trademarks	14.0	(3.4)	—		10.6	15
In-process research and development	3.1	—	—	(2.5)	0.6
Backlog	0.8	(0.8)	—	—	—	0.3

Total intangibles	$508.1	$(136.7)	$(26.5)	$(7.7)	$337.2

	December 31, 2010
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(7.0)	$—	$—	$6.9	5-12
Assembled workforce	6.7	(6.1)	—	—	0.6	5
Customer relationships	250.5	(51.2)	(27.2)	(3.2)	168.9	5-18
Patents	16.7	(4.2)	—	—	12.5	12
Developed technology	113.0	(22.5)	—	(2.0)	88.5	5-12
Trademarks	11.0	(1.7)	—	—	9.3	15
In-process research and development	18.3	—	—	(2.0)	16.3

Total intangibles	$430.1	$(92.7)	$(27.2)	$(7.2)	$303.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Amortization expense for intangible assets amounted to $43.8 million for the year ended December 31, 2011, of which $1.1 million was included in cost of revenues; $34.1 million for the year ended December 31, 2010, of which $2.4 million was included in cost of revenues; and $31.3 million for the year ended December 31, 2009, of which $2.3 million was included in cost of revenues. The Company is currently amortizing thirteen projects totaling $32.8 million through developed technology relating to projects that were originally classified as IPRD at the time of acquisition, but which have been completed, over a weighted average useful life of 8.6 years. Amortization expense for intangible assets, with the exception of the remaining $0.6 million of in-process research and development assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
2012	$44.3
2013	39.6
2014	38.4
2015	37.3
2016	34.4
Thereafter	142.6

Total estimated amortization expense	$336.6

Note 4:    Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd.

On January 1, 2011, the Company paid SANYO Electric $142.1 million in cash (using restricted cash as of December 31, 2010) and issued a $377.5 million note payable to SANYO Electric, through its subsidiary, Semiconductor Components, LLC (“SCI LLC”), and as a result SANYO Semiconductor became a wholly-owned subsidiary of the Company. During 2011, the Company received $39.7 million in cash from SANYO Electric of which $19.0 million was considered in the initial purchase accounting estimates relating to funding adjustments for working capital and pension levels, as defined in the purchase agreement, as well as certain adjustments to conform to the Company’s accounting policies. As a result of these adjustments, the purchase price has been reduced from $500.6 million to $479.9 million as of December 31, 2011.

SANYO Semiconductor designs, manufactures and sells discrete components, hybrid integrated circuits, radio frequency and power related products as well as custom integrated circuits. Many of these devices fall into the Company’s existing product categories; however, SANYO Semiconductor expands the Company’s capacity in microcontrollers and custom application specific integrated circuits (“ASICs”) for the consumer, automotive and industrial end-markets. SANYO Semiconductor also expands the Company’s presence in the Japan market.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the initial allocation of the purchase price and subsequent adjustments applied on a retrospective basis based on the estimated fair values of the net assets acquired of SANYO Semiconductor (in millions):

	Initial Estimate	Adjustments	Final
Cash and cash equivalents	$117.1	$—	$117.1
Receivables, net	242.1	—	242.1
Inventories	423.9	(23.6)	400.3
Deferred income taxes current	0.5	—	0.5
Other current assets	119.2	—	119.2
Property, plant and equipment	148.0	(1.3)	146.7
Deferred income taxes, non-current	60.5	—	60.5
Intangible assets	55.7	—	55.7
Other non-current assets	14.9	—	14.9

Total assets acquired	1,181.9	(24.9)	1,157.0

Accounts payable	(300.0)	—	(300.0)
Deferred income taxes, current	(70.3)	1.5	(68.8)
Other current liabilities	(61.3)	(21.9)	(83.2)
Deferred income taxes, non-current	(0.5)	—	(0.5)
Long-term accrued liabilities	(187.9)	(12.4)	(200.3)

Total liabilities assumed	(620.0)	(32.8)	(652.8)
Net assets acquired	561.9	(57.7)	504.2
Gain on acquisition	(61.3)	37.0	(24.3)

Purchase price	$500.6	$(20.7)	$479.9

The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations. Under this ASC, acquisition and integration costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred.

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company has performed such a reassessment and has concluded that the values assigned for the SANYO Semiconductor acquisition are reasonable. In the first quarter ended April 1, 2011, the Company originally reported a gain of $61.3 million which has been retrospectively adjusted to $24.3 million as reflected in the table above. The decrease in the gain is the result of the recognition of certain employee related benefit liabilities and certain adjustments to conform to the Company’s accounting policies, partially offset by the cash payment from SANYO Electric in the second quarter of 2011. Consequently, the Company has recorded a $24.3 million bargain purchase gain on the SANYO Semiconductor acquisition. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric wanted to exit its semiconductor operations, historical losses recognized by SANYO Electric, SANYO Electric viewed this as the best outcome for SANYO Semiconductor and the fact that the Company will incur expenses associated with the transfer and consolidation of certain operations.

The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 8.8 years. The intangible assets that make up that amount include: patents of $27.0 million (5.5-year weighted average useful life), $3.0 million of trademarks (3.0-year weighted average useful life) and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

customer relationships of $25.7 million (13-year weighted average useful life). Other current assets acquired includes $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric to the Company in the form of operational cost reduction to the acquired business during the period of time it is effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset has been charged to cost of goods sold over the period of benefit, which was the first 5 months of 2011. The amortization recorded totaled $80.4 million as a result of foreign currency exchange rate changes over the recognition period.

Included in the final allocation of net assets acquired are long-term liabilities assumed representing approximately $50.9 million of underfunded pension obligations relating to existing defined benefit pension plans as well as $144.9 million representing estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or affiliate multiemployer defined benefit pension plan from which the Company intends to withdraw. The Company is in the process of establishing defined benefit pension plans which are intended to provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans and expects to withdraw from the SANYO Electric sponsored multiemployer plans by December 31, 2012.

The estimated allocation of the purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The income approach, cost approach or market approach was used based on the nature of the asset or liability and reliability of the data available.

The following presentation of unaudited pro forma consolidated results of operations for the year ended December 31, 2010 has been prepared as if the acquisition of SANYO Semiconductor had occurred on January 1, 2010 and includes adjustments for depreciation expense, amortization of intangibles and the tax effect of such items (in millions, except per share data):

Proforma For Year Ended December 31, 2010
Net Revenues	$3,848.2
Net Income	$104.1
Net income per common share — Basic	$0.24
Net income per common share — Diluted	$0.23

Acquisition of the CMOS Image Sensor Business Unit from Cypress Semiconductor

On February 27, 2011, the Company acquired 100% of the CMOS Image Sensor Business Unit (the “ISBU”) from Cypress Semiconductor Corporation, for approximately $34.1 million in cash. The ISBU business includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR and IBIS families, which are all well known throughout the industry.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the allocation of the purchase price of the ISBU to the assets acquired on February 27, 2011 based on their fair values (in millions):

	Initial Estimate	Adjustments	Final
Cash and cash equivalents	$1.5		$1.5
Receivables, net	2.6		2.6
Inventories	9.2		9.2
Other current assets	0.4		0.4
Property, plant and equipment	1.2		1.2
Goodwill	8.0	(0.5)	7.5
Intangible assets	11.2		11.2
In-process research and development	11.2		11.2

Total assets acquired	45.3	(0.5)	44.8

Accounts payable	(5.6)		(5.6)
Other current liabilities	(4.2)	0.5	(3.7)
Other non-current liabilities	(1.4)		(1.4)

Total liabilities assumed	(11.2)	0.5	(10.7)

Net assets acquired	$34.1	$—	$34.1

Of the $22.4 million of acquired intangible assets, $11.2 million was assigned to IPRD assets that will be amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 17.5% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

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

Of the total purchase price of approximately $34.1 million, approximately $7.5 million has been allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. These relationships provided and continue to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $7.5 million of goodwill as of December 31, 2011 was assigned to the digital and mixed signal product group, none of which is expected to be deductible for tax purposes.

The allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

industry. The valuation technique used was the income approach, cost approach or market approach, as it was determined to be the most appropriate based on the nature of the asset or liability and reliability of the data available.

The Company has determined that pro forma results of operations for the ISBU are not significant for disclosure.

Acquisition of Sound Design Technologies LTD

On June 9, 2010, the Company acquired 100% of Sound Design Technologies Ltd. (“SDT”), for $22.0 million in cash for all outstanding stock, and recorded a contingent liability of $1.8 million representing the estimated fair value pursuant to its obligations under an earnout agreement if SDT is able to meet certain revenue objectives in 2010 through 2012. The range of initial potential earn-out payments during the period from 2010 to 2012 is from zero to $10.0 million. During 2011, it was determined based on performance that the earn out potential was zero. SDT is a leading designer and manufacturer of ultra-low-power semiconductor solutions for hearing aids and portable, battery-powered DSP applications, and a leading provider of advanced high density interconnected technologies used in custom minimizing packages. SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will expand the Company’s capabilities in delivering advanced, highly miniaturized packaging technology. SDT’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

The following table presents the allocation of the purchase price of SDT to the assets acquired based on their fair values (in millions):

Receivables, net	$3.3
Inventories	7.8
Other current assets	1.0
Property, plant and equipment	2.7
Goodwill	5.9
Intangible assets	2.4
In-process research and development	2.8
Other non-current assets	2.0

Total assets acquired	27.9

Accounts payable	(2.2)
Other current liabilities	(1.9)

Total liabilities assumed	(4.1)

Net assets acquired	$23.8

Of the $5.2 million of acquired intangible assets, $2.8 million was assigned to IPRD assets that will be amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 9.0% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up the amount include: customer relationships of $1.7 million (15.5-year weighted average useful life) and developed technology of $0.7 million (5.0-year weighted average useful life).

Of the total purchase price of approximately $23.8 million, approximately $5.9 million was initially allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining SDT’s design and manufacturing business with the Company’s medical business. These relationships provided and continue to provide the Company with the capability of selling advanced technology of next generation products to the market place. The $8.7 million of goodwill as of December 31, 2011, was assigned to the automotive, industrial, medical and mil-aero products group, none of which is expected to be deductible for tax purposes.

The allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high technology industry. The valuation technique used was determined to be the income approach, cost approach or market approach, based on the nature of the asset or liability and reliability of the data available.

The Company has determined that pro forma results of operations for SDT are not significant for disclosure.

Acquisition of California Micro Devices Corporation

On January 27, 2010, the Company acquired 100% of California Micro Devices Corporation (“CMD”), through purchasing all of CMD’s issued and outstanding shares of common stock at a purchase price of $4.70 per share, for a total cash payment of approximately $109.5 million and $3.7 million of estimated fair value of stock options and restricted stock, for total consideration of $113.2 million. CMD’s business is primarily engaged in application specific integrated passive (“ASIP”) devices in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the high brightness LED (“HBLED”) market, and its strengths in inductor capacitor-based electromagnetic interface (“EMI”) filtering and low capacitance electrostatic discharge (“ESD”) protection, complement the Company’s existing portfolio of protection and lighting solutions.

The following table presents the allocation of the purchase price of CMD to the assets acquired based on their fair values (in millions):

Cash and cash equivalents	$42.8
Receivables, net	5.0
Inventories	9.0
Other current assets	2.0
Property, plant and equipment	1.7
Goodwill	20.3
Intangible assets	21.7
In-process research and development	18.6
Other non-current assets	0.1

Total assets acquired	121.2

Accounts payable	(6.2)
Other current liabilities	(1.6)
Long-term accrued liabilities	(0.2)

Total liabilities assumed	(8.0)

Net assets acquired	$113.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Of the $40.3 million of acquired intangible assets, $18.6 million was assigned to IPRD assets that will be amortized over the useful life upon successful completion of the projects or expensed, if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 13.2% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

The remaining $21.7 million of acquired intangible assets consist of: (i) developed technology of $17.7 million (8-year weighted-average useful life) and (ii) customer relationships of $4.0 million (10-year weighted average useful life).

Of the total purchase price paid of $113.2 million, approximately $20.3 million was allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers provided and continue to provide the capability of developing and integrating advanced technology into next generation products. The balance as of December 31, 2011 was $20.3 million of goodwill assigned to the standard products group, none of which is expected to be deductible for tax purposes.

The allocation of the purchase price was based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The valuation technique used was the income approach, cost approach or market approach, based on the nature of the asset or liability and reliability of the data available.

The Company has determined that pro forma results of operations for CMD are not significant for disclosure.

Additionally, the Company has determined that, in aggregate, pro forma results of operations for SDT and CMD are not significant for disclosure.

Note 5:    New Accounting Pronouncements

Adoption of Accounting Standards Update (“ASU”) No. 2011-08 — “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”)

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, which is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Adoption of ASU No. 2011-09 — “Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80)” (“ASU 2011-09”)

In September 2011, the FASB issued ASU 2011-09, which requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The additional quantitative and qualitative disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans. The amendments are effective for annual disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans for fiscal years ending after December 15, 2011. The adoption of this standard expanded our consolidated financial statement footnote disclosures, but otherwise did not have a material impact on our financial statements.

Adoption of ASU No. 2010-17, “Revenue Recognition — Milestone Method” (“ASU 2010-17”)

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and IFRS” (“ASU 2011-04”)

ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between generally accepted accounting principles and international financial reporting standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about the unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will be effective for interim and annual periods beginning on or after December 15, 2011, which for the Company will be its first quarter of 2012. The Company is currently evaluating the impact that ASU 2011-04 will have on its financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”)

ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU 2011-12 , which deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 6:    Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 are as follows (in millions):

	Restructuring	Asset Impairment	Other	Total
Year Ended December 31, 2011
Thailand facility closure	$5.7	$24.8	$(18.6)	$11.9
Aizu facility closure	6.5	61.5	2.0	70.0
2011 SANYO acquisition	10.0	—	—	10.0
Japan earthquake and tsunami	—	—	4.8	4.8
Phoenix wafer manufacturing facility closure	4.3	—	—	4.3
2011 global workforce reduction	2.5	—	—	2.5
Lease termination adjustment	(1.3)	—		(1.3)
IPRD project write-off	—	—	0.5	0.5

Total	$27.7	$86.3	$(11.3)	$102.7

Year Ended December 31, 2010
2010 acquisition of SDT	$2.2	$—	$—	$2.2
2010 acquisition of CMD	3.5	0.1	—	3.6
Cost basis investment write-off	—	—	3.9	3.9
Other	0.3	0.1	0.4	0.8

Total	$6.0	$0.2	$4.3	$10.5

Year Ended December 31, 2009
2009 global workforce reduction	$12.6	$0.4	$—	$13.0
Piestany, Slovakia facility closure	1.7	1.7	5.4	8.8
2009 Belgium workforce reduction	3.9	—	—	3.9
Gain on sale of intellectual property	—	—	(2.0)	(2.0)
Gain on settlement of two legal matters	—	—	(2.5)	(2.5)
Other	1.0	2.0	0.7	3.7

Total	$19.2	$4.1	$1.6	$24.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a rollforward of the accrued restructuring charges from December 31, 2010 to December 31, 2011 (in millions):

	Balance as of December 31, 2010	Charges	Usage	Adjustments	Balance as of December 31, 2011
Estimated employee separation charges	$1.4	$25.8	$(18.3)	$—	$8.9

Estimated costs to exit	$9.9	$3.3	$(3.3)	$(1.5)	$8.4

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2011 or had not been completed as of December 31, 2011, are as follows:

Thailand Facility Closure

Cumulative charges of $11.9 million, net of adjustments, have been recognized through December 31, 2011, related to the 2011 announced plan to close our probe, assembly and test operations in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility as a result of the recent flooding in these regions. During the year ended December 31, 2011, a total of approximately 1,600 employees were asked to resign due to the closure and partial closure of the Thailand facilities. As of December 31, 2011, 1,452 employees had been exited. The Company recorded employee separation charges of approximately $5.7 million related to these terminations. Additionally, the Company recorded other charges of $2.1 million for costs incurred associated with the closure and partial closure of these facilities.

Additionally, the Company recorded $24.8 million of asset impairment charges related to the write-down of property, plant and equipment, due to damages incurred as a result of the recent flooding in Thailand. Additionally, the Company recorded $28.3 million of damaged inventory write-off. The asset impairment charges and inventory write-off were partially offset by the receipt of insurance proceeds of $25.0 million in 2011, combined with a non-cash insurance recovery of $23.9 million, which represents insurance proceeds received in the first quarter of 2012.

The accrued liability associated with employee separation charges as of December 31, 2011 was $0.5 million. The Company expects to incur additional employee separation charges of $1.4 million and a limited amount of exit costs during 2012 associated with this closure.

Aizu Facility Closure

Cumulative charges of $70.0 million, net of adjustments, have been recognized through December 31, 2011, related to the announced closure of the Company’s Aizu facility, for cost savings purposes. During the year ended December 31, 2011, a total of 207 employees were notified that their employment with the Company would be terminated due to the closure of the Aizu facilities. As of December 31, 2011, none of these employees had been exited. The Company recorded employee separation charges of approximately $6.5 million related to these terminations. Additionally, the Company recorded other charges of $2.0 million for costs associated with the pension true up.

Additionally, the Company recorded $61.5 million of asset impairment charges associated with the planned Aizu closure by June 2012. The determination to close this facility triggered an impairment test to determine recoverability of the carrying value of the related long-lived assets. The Company’s asset group used for the impairment test was the wafer manufacturing facility. The Company estimated future undiscounted cash flows for the period of continued manufacturing activities and the eventual disposition of the assets using price,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

volume, cost and salvage value assumptions that management considered reasonable in the circumstances. Based on those undiscounted cash flows for the wafer manufacturing plant, an impairment of the plant and associated long-lived assets was indicated. The impairment charge was recorded as the amount by which the carrying values of the respective assets exceeded their estimated fair values. The fair values were estimated by obtaining third-party valuation estimates, which are unobservable inputs. The Aizu, Japan wafer manufacturing facility mainly supports the Automotive and Power Products Group and the Computing and Consumer Products Group.

The remaining accrued liability associated with employee separation charges as of December 31, 2011 was $6.5 million. The Company expects to incur additional employee separation charges of $9.4 million and $3.0 million of exit costs during 2012 associated with this closure.

2011 Acquisition of SANYO Semiconductor

Cumulative charges of $10.0 million, net of adjustments, have been recognized through December 31, 2011, related to the 2011 announced plans to integrate and restructure the overlapping operations of SANYO Semiconductor and the Company, in part, for cost savings purposes (see Note 4: “Acquisitions” for further discussion regarding the Company’s acquisition of SANYO Semiconductor). As part of these plans, SANYO Semiconductor’s assembly and test facility is being consolidated into other existing factories. During the year ended December 31, 2011, a total of 289 employees were terminated and the Company recorded employee separation charges of approximately $8.5 million related to these terminations.

During the year ended December 31, 2011, the Company recorded exit costs of approximately $1.5 million related to termination of certain leases, purchase agreements, and items relating to the consolidation of factories.

While the Company has the intention of consolidating the front end manufacturing processes of SANYO Semiconductor with those of the Company over the next 12 months, the anticipated consolidation and associated costs are still being evaluated. In connection with the consolidation, it is likely that the Company will incur significant expenses to complete these activities.

Japan Earthquake and Tsunami

During the year ended December 31, 2011, the Company recorded $4.8 million of other costs associated with damaged inventory and other assets due to the Japanese earthquake and resulting tsunami.

2011 Global Workforce Reduction

Cumulative charges of $2.5 million, net of adjustments, have been recognized through December 31, 2011 related to the announced plans to reduce worldwide personnel for cost savings purposes. A total of 42 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the fourth quarter of 2011, 7 of these employees still remained employed by the Company. During the year ended December 31, 2011, the Company recorded employee separation charges of $2.5 million related to these terminations. As of December 31, 2011, the Company had $1.6 million accrued for employee separation charges associated with this activity. We expect that all of these notified individuals will be officially separated and exited from the Company during the fourth quarter of 2012, with all related benefit payments being made in the same period.

IPRD Project Write-Off

Additionally, during the year ended December 31 2011, the Company recorded $0.5 million of other costs associated with the impairment of one project associated with our SDT acquisition, which was determined to be no longer viable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility

Cumulative charges of $4.3 million, net of adjustments, have been recognized through December 31, 2011, related to the 2011 closure of the Phoenix, Arizona wafer manufacturing facility.

In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona wafer manufacturing facility for cost saving purposes. During the year ended December 31, 2011, a total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. We expect that all remaining employees will be exited by the end of the first quarter of 2012, with all related benefit payments being made in the same period. The Company recorded employee separation charges of approximately $2.7 million related to these terminations. As of December 31, 2011, the Company had $0.2 million accrued for employee separation charges associated with this activity.

Additionally, during the year ended December 31, 2011, the Company recorded exit costs of approximately $1.6 million, related to the decommissioning of the Phoenix, Arizona wafer manufacturing facility. As of December 31, 2011, the Company had $0.3 million accrued for exit costs associated with this activity.

2010 Acquisition of CMD

Cumulative charges of $3.6 million, net of adjustments, have been recognized through December 31, 2011, related to the January 2010 announced plans to integrate and restructure the overlapping operations of the CMD business and the Company, in part for cost savings purposes.

Cumulative employee separation charges of $3.5 million, net of adjustments, have been recognized through December 31, 2011. A total of 27 employees, including five former executive officers of CMD, were notified during 2010 that their positions were being eliminated or consolidated. As of December 31, 2011, all terminations and related termination benefit payments associated with these plans were completed.

Cumulative exit costs of $0.1 million have been recognized from the inception of this restructuring activity through December 31, 2011, related to charges incurred to terminate certain lease agreements. All payments related to these exit activities were completed in the fourth quarter of fiscal 2011.

2009 Global Workforce Reduction

Cumulative employee separation charges of $13.0 million, net of adjustments, have been recognized through December 31, 2011, related to the first quarter of 2009 announced plans to reduce worldwide personnel for cost savings purposes. A total of 570 employees were notified during 2009 that their positions were being eliminated or consolidated, all of which were terminated as of December 31, 2010. All terminations associated with this plan were completed by the end of the fourth quarter of 2010, and all related termination benefits were paid out by the end of the first quarter of 2011.

Acquisition of AMIS Holdings, Inc. (“AMIS”)

On March 17, 2008, the Company completed the purchase of AMIS, whereby AMIS became a wholly-owned subsidiary of the Company.

The Company had $10.0 million of accrued liabilities for estimated costs to exit certain activities of AMIS, of which $0.2 million were for employee separation costs and $9.8 million were for exit costs outstanding as of December 31, 2010. During the year ended December 31, 2011, the Company paid decommissioning costs

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

resulting from the shutdown of a fabrication facility of $0.5 million and recorded an adjustment of $1.5 million associated with outstanding exit costs for a lease liability. As of December 31, 2011, the Company had $8.1 million of accrued exit costs associated with this activity. All payments related to these activities are expected to be completed by the end of the first quarter of fiscal 2012.

Note 7:     Balance Sheet Information

	December 31, 2011	December 31, 2010
Receivables, net:
Accounts receivable	$464.3	$301.9
Less: Allowance for doubtful accounts	(7.1)	(7.3)

	$457.2	$294.6

Inventories:
Raw materials	$58.8	$49.0
Work in process	430.8	210.9
Finished goods	147.8	100.9

	$637.4	$360.8

Other Current Assets:
Deposits	$1.9	$1.9
Prepaid Expenses	26.9	22.2
Tax Receivables	41.0	14.9
Other	51.8	24.6

	$121.6	$63.6

Property, plant and equipment, net:
Land	$76.6	$48.3
Buildings	539.3	484.4
Machinery and equipment	1,943.0	1,631.1

Total property, plant and equipment	2,558.9	2,163.8
Less: Accumulated depreciation	(1,449.4)	(1,299.5)

	$1,109.5	$864.3

Accrued expenses:
Accrued payroll	$125.2	$73.1
Sales related reserves	45.5	36.5
Restructuring reserves	17.3	11.3
Accrued pension liability	11.4	0.3
Other	40.4	41.4

	$239.8	$162.6

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(46.5)	$(58.8)
Unrecognized prior service cost of defined benefit pension plan	(0.2)	(0.1)
Prior service cost from pension legal plan amendment	—	(0.2)

	$(46.7)	$(59.1)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $162.8 million, $115.1 million and $108.3 million for 2011, 2010 and 2009, respectively.

The property, plant and equipment amounts above as of December 31, 2011 are inclusive of asset impairments of $86.3 million. See Note 6: “Restructuring, Asset Impairments and Other, Net” for further details.

As of December 31, 2011 and 2010, total property, plant and equipment included $89.5 million and $104.0 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Included in accumulated other comprehensive loss is $18.5 million of foreign currency translation gains related to our Aizu, Japan facility. As further described in Note 6: “Restructuring, Asset Impairments and Other, Net”, the Company intends to close its Aizu, Japan facility during 2012. After the operational closure is complete, the Company will proceed to liquidate and wind-down the legal entity. As required by accounting standards, when the liquidation is substantially complete, the Company will recognize in results of operations any amount remaining in accumulated other comprehensive income related to the entity.

The activity related to our warranty reserves for 2009, 2010 and 2011 follows (in millions):

Balance as of December 31, 2008	$3.9
Provision	0.4
Usage	(1.1)

Balance as of December 31, 2009	3.2
Provision	0.9
Usage	(0.8)

Balance as of December 31, 2010	3.3
Provision	4.0
Usage	(1.5)

Balance as of December 31, 2011	$5.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8:     Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2011	December 31, 2010
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.33%	339.8	—
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $2.0 million and $8.7 million, respectively) (1)	94.2	87.5
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $6.6 million and $12.8 million, respectively) (2)	88.4	82.2
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $24.5 million and $73.9 million, respectively) (3)	207.9	410.1
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $22.0 million) (4)	176.6	—
Loan with Hong Kong bank, interest payable weekly at 2.04% and 2.03%, respectively	40.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 2.01% and 1.80%, respectively	68.2	68.8
Loans with Chinese banks due 2013, interest payable quarterly at an average rate of 4.44% and 4.23%, respectively	7.0	34.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.71% and 1.45%, respectively	3.5	3.9
Loan with Singapore bank, interest payable weekly at 1.97%	25.0	—
Loan with British finance company, interest payable monthly at 2.42% and 2.18%, respectively	13.1	13.8
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	31.6	33.0
U.S. equipment financing payable monthly through 2015 at 3.23%	10.8	—
Capital lease obligations	100.9	115.5

Long-term debt, including current maturities	1,207.0	888.8
Less: Current maturities	(370.1)	(136.0)

Long-term debt	$836.9	$752.8

(1)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012.
(2)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2011 are as follows (in millions):

Actual Maturities
2012	378.8
2013	329.4
2014	75.2
2015	63.4
2016	237.4
Thereafter	178.0

Total	$1,262.2

The above table reflects principal payments of $622.2 million relating to the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B.

Loss on Debt Repurchase and Exchange

During the year ended December 31, 2011, the Company exchanged $198.6 million in par value ($177.2 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $15.9 million in cash. The cash payment and the $198.6 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt repurchase of $17.9 million, which included the write-off of $1.7 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $21.0 million for the reacqusiton of equity component.

During the year ended December 31, 2011, the Company also repurchased $53.0 million in par value ($46.6 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt repurchase of $5.3 million, which included the write-off of $0.5 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $4.8 million for the reacquistion of equity component.

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

During the year ended December 31, 2009, the Company incurred a net loss on debt repurchase of $3.1 million, which included the write-off of $0.7 million in unamortized debt issuance costs, resulting from the repurchase of $99.7 million in par value ($91.0 million of carrying value) of its Zero Coupon Convertible Senior Subordinated Notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of the Company’s common stock at the time of repurchase.

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $339.8 million as of December 31, 2011. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

Senior Revolving Credit Facility

On December 23, 2011, the Company and its wholly owned subsidiary, SCI LLC, entered into a $325.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement dated as of December 23, 2011 (“Credit Agreement”) between the Company and a group of lenders. The new Facility includes $40.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. SCI LLC has the ability to increase the size of the Facility from time-to-time in increments of $10.0 million so long as after giving effect to such increases, the aggregate amount of all such increases does not exceed $125.0 million.

Payments of the principal amounts of revolving loans under the Credit Agreement are due no later than December 23, 2016, which is the maturity date of the Facility. Interest is payable based on either a LIBOR or base rate option, plus an applicable rate that varies based on the total leverage ratio. SCI LLC has also agreed to pay the lenders certain fees, including a commitment fee that varies based on the total leverage ratio. SCI LLC may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations under the Facility are guaranteed by certain of the domestic subsidiaries of the Company and SCI LLC and are secured by a pledge of the equity interests in certain of the Company and SCI LLC’s domestic subsidiaries. The Company and SCI LLC are also required to pledge certain of their equity interests in certain material first tier foreign subsidiaries within a specified time after closing.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2011 and expects to remain in compliance with all covenants over the next twelve months.

The Company can utilize the borrowings under the Facility for areas such as general corporate purposes, working capital and acquisitions. To date, the Company has not borrowed under the Facility. Included in other assets as of December 31, 2011, were $2.3 million of debt issuance costs associated with the senior revolving credit facility.

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

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “Old Notes”) for a like principal amount of new Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “New Notes”), plus an exchange fee of $2.50 per $1,000 principal amount of the Old Notes validly tendered and accepted for exchange. The New Notes contain a net share settlement feature, which reduces the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal at par of New Notes that are convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal amount under certain circumstances. The excess of fair value over par value is convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal at par of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above. The Company intends to repurchase or redeem all of the Old Notes that remain outstanding, subject to market conditions.

In the fourth quarter of 2008, the Company repurchased $60.9 million of par value of Zero Coupon Convertible Senior Subordinated Notes due 2024 for $49.4 million. Additionally, the Company wrote off the proportionate share of debt issuance costs of $0.5 million, thus recognizing a net $3.8 million gain on the extinguishment of the debt.

In the first half of 2009, the Company repurchased $99.7 million of par value of Zero Coupon Convertible Senior Subordinated Notes due 2024 for $64.8 million in cash and the issuance of 7.4 million shares of common stock, which had a value of $28.5 million based on the closing price of the Company’s common stock at the time of repurchase. The Company recognized a $3.1 million loss on the repurchase, which included the write-off of $0.7 million in unamortized debt issuance costs.

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

In accordance with the right of the holders of the notes to require the Company to purchase the notes on April 15, 2010, approximately $3.2 million of the $99.4 million par value of notes then outstanding were purchased by the Company. The amendment was considered a substantial modification for accounting purposes; therefore the $96.2 million original remaining debt was deemed to be extinguished, resulting in a $0.1 million gain, and a new convertible debt with fair value of $98.5 million was deemed to be issued.

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

Included in long-term debt as of December 31, 2011 was $2.0 million of unamortized debt discount associated with the Zero Coupon Convertible Senior Subordinated Notes due 2024, which will be amortized using the effective interest method through 2012.

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

Included in other assets as of December 31, 2011, were $0.5 million of debt issuance costs associated with the 1.875% Convertible Senior Subordinated Notes due 2025, which will be amortized using the effective interest

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

method through 2012. Included in long-term debt as of December 31, 2011 was $6.6 million of unamortized debt discount associated with the 1.875% Convertible Senior Subordinated Notes due 2025, which will be amortized using the effective interest method through 2012.

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

In the third quarter of 2011, the Company repurchased $53.0 million of par value ($46.6 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. Additionally, the Company wrote off the proportionate share of debt issuance costs of $0.5 million, thus recognizing a net $5.3 million loss on the extinguishment of the debt.

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

Included in other assets as of December 31, 2011, were $1.9 million of debt issuance costs associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013. Included in long-term debt as of December 31, 2011 was $24.5 million of unamortized debt discount associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013.

2.625% Convertible Senior Subordinated Notes, Series B

On December 15, 2011, the Company exchanged $198.6 million of its 2.625% Convertible Senior Subordinated Notes due 2026 for $198.6 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B. The Company recorded exchange expenses of $1.4 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2016. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest on the notes is payable on June 15 and December 15 of each year, beginning on June 15, 2012. The effective interest rate of the notes is 5.25%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iii) on and after June 15, 2016. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continues to evaluate the significance of this feature on a quarterly basis.

The notes will mature on December 15, 2026. Beginning December 20, 2016, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the notes for cash on December 15 of 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Upon the occurrence of certain specified events, each holder may require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

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

Included in other assets as of December 31, 2011, were $1.4 million of debt issuance costs associated with the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, which will be amortized using the effective interest method through 2016. Included in long-term debt as of December 31, 2011 was $22.0 million of unamortized debt discount associated with the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, which will be amortized using the effective interest method through 2016.

The Company’s foreign and domestic subsidiaries entered into various debt arrangements as follows (dollars in millions):

Loan Agreement	Balance as of December 31, 2011	Secured By
U.S. Equipment Financing	$10.8	Equipment
Philippines Loan	10.0	Unsecured
Philippines Loans	58.2	Equipment
Singapore Loan	25.0	Accounts Receivable
Chinese Loan	7.0	Unsecured
Japanese loans	3.5	Unsecured
U.S. Real Estate Mortgages	31.6	Real Estate
Loan with British Finance Company	13.1	Accounts Receivable
Loan with Hong Kong Bank	40.0	Accounts Receivable

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment, which as of December 31, 2011 totaled $100.9 million, with interest rates ranging from 1.9% to 15.5% and maturities from the first quarter of 2012 until the first quarter of 2020.

During 2010, the Company sold assets with a net book value of $25.2 million for $37.1 million to a leasing agency under a sale-leaseback arrangement. We deferred a gain on the transaction in the amount of $11.9 million. Concurrently, the Company purchased the assets under a capital lease agreement with the net present value of minimum lease payments of $37.1 million, which will be depreciated over the lease term of four years.

Debt Guarantees

ON Semiconductor is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). See Note 18: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 9:     Income Taxes

Geographic sources of income (loss) before income taxes and minority interests are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
United States	$(143.9)	$(57.5)	$(28.3)
Foreign	181.7	363.2	99.3

	$37.8	$305.7	$71.0

The provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Current:
Federal	$0.5	$(0.3)	$(1.8)
State and local	0.3	0.4	0.2
Foreign	25.0	8.4	7.8

	25.8	8.5	6.2

Deferred:
Federal	—	(1.2)	1.2
Foreign	(2.9)	5.5	0.3

	(2.9)	4.3	1.5

	$22.9	$12.8	$7.7

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follow:

	Year ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.7	0.1	0.4
Foreign withholding taxes	0.1	—	3.3
Foreign rate differential	(588.0)	(36.5)	(39.6)
Dividend income from foreign subsidiaries	146.1	15.3	89.1
Goodwill impairment	—	—	—
Gain on SANYO Semiconductor acquisition	(22.5)	—	—
Research and development credit monetization	—	(0.1)	(2.8)
Change in valuation allowance	491.5	(8.0)	(72.0)
Tax reserves	0.8	(0.3)	(7.5)
Other	(3.1)	(1.3)	4.9

	60.6%	4.2%	10.8%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2011 and December 31, 2010, are as follows (in millions):

	Year ended December 31,
	2011	2010
Net operating loss and tax credit carryforwards	$1,056.5	$424.1
Tax-deductible goodwill	40.6	65.3
Reserves and accruals	31.7	67.2
Property, plant and equipment	360.5	7.4
Inventories	101.3	14.0
Other	28.6	(19.7)

Deferred tax assets and liabilities before valuation allowance	$1,619.2	$558.3

Valuation allowance	(1,626.1)	(560.8)

Net deferred tax asset (liability)	$(6.9)	$(2.5)

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2011, the Company had $14.9 million of valuation allowance related to stock option deductions, which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes.

As of December 31, 2011, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $874.8 million, $932.6 million and $1,529.3 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2012 through 2028. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The Company reviews the collectibility of its tax receivables due from various jurisdictions and when recovery is uncertain, the Company reserves amounts deemed to be uncollectible. If the receipts of these amounts occur or are assured, the reversal of the reserves previously established would result in a tax benefit in the period. As of December 31, 2011, the Company had no allowances for tax receivables.

The 2011 provision of $22.9 million included $19.4 million for income and withholding taxes of certain of our foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $2.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2011.

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

Each year, the Company reassesses its intentions regarding repatriation of undistributed earnings from non-U.S. subsidiaries, concluding that except for certain earnings that the Company intends to reinvest indefinitely, provisions will be made for the estimated U.S. federal income taxes applicable to undistributed earnings of non-U.S. subsidiaries on the belief that those earnings will be ultimately dividended to the parent. Undistributed earnings of approximately $1,288.7 million at December 31, 2011 have been indefinitely reinvested; therefore, no provision has been made for taxes due upon remittance of these earnings. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

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

The activity for unrecognized gross tax benefits for 2011, 2010 and 2009 (in millions) is as follows:

	2011	2010	2009
Balance at beginning of year	$13.4	$17.0	$19.4
Reserves acquired	1.3	—	2.7
Additions based on tax positions related to the current year	5.5	1.2	1.4
Additions for tax positions of prior years	0.8	0.5	1.0
Reductions for tax positions of prior years	(1.4)	(0.3)	(3.9)
Lapse of statute	(1.0)	(5.0)	(3.6)
Settlements	—	—	—

Currency adjustments	—	—	—

Balance at end of year	$18.6	$13.4	$17.0

Included in the December 31, 2011 balance of $18.6 million is $17.7 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Of the total $18.6 million balance of unrecognized tax benefit at December 31, 2011, $1.4 million is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following December 31, 2011, as a result of expiring statutes of limitations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $(0.1) million, $(0.1) million and $(0.8) million in benefits during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, upon the acquisition of PulseCore, the balance of accrued interest and penalties increased $0.9 million during 2009. The Company had approximately $2.9 million, $2.9 million and $4.0 million of accrued interest and penalties at December 31, 2011, 2010 and 2009, respectively.

Note 10:    Earnings Per Share and Equity

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	For the years ended December 31,
	2011	2010	2009
Net income applicable to ON Semiconductor Corporation	$11.6	$290.5	$61.0

Basic weighted average common shares outstanding	446.7	431.0	420.8
Add: Incremental shares for:
Dilutive effect of stock options and awards	7.6	9.3	8.5
Dilutive effect of convertible notes	2.9	4.1	2.8

Diluted weighted average common shares outstanding	457.2	444.4	432.1

Net income per common share attributable to ON Semiconductor Corporation
Basic:	$0.03	$0.67	$0.14

Diluted:	$0.03	$0.65	$0.14

Basic income per common share is computed by dividing net income attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of restricted stock units is calculated by applying the treasury stock method. Common shares relating to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares for the period have been anti-dilutive and were excluded from the diluted net income per share calculation. The excluded option shares were 11.7 million, 13.7 million and 13.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The incremental shares related to the Company’s Zero Coupon Convertible Senior Subordinated Notes due 2024, 2.625% Convertible Senior Subordinated Notes due 2026 (including Series B notes), and the 1.875% Convertible Senior Subordinated Notes due 2025 (collectively, the “Convertible Notes”) is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). Under the net share settlement calculation, the Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes, as of the end of the period or as described in ASC 260 for year-to-date calculations. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. See Note 8: “Long-Term Debt” for further discussion of the conversion prices and other features of the Convertible Notes.

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2011 and 2010 were $19.3 million and $15.0 million, respectively, for which the Company withheld 2,037,941 and 1,956,317 shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2011, but may be reissued or retired by the Company at a later date.

Note 11:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and employee stock purchase plan for the years ended December 31, 2011, 2010 and 2009 were comprised as follows (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Cost of revenues	$6.3	$14.1	$13.7
Research and development	6.9	10.5	10.7
Selling and marketing	6.4	9.7	8.8
General and administrative	13.9	17.9	21.0
Restructuring	—	0.5	—

Share-based compensation expense before income taxes	$33.5	$52.7	$54.2

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$33.5	$52.7	$54.2

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At December 31, 2011, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $7.9 million, which is expected to be recognized over a weighted average period of 2.0 years. At December 31, 2011, total unrecognized share-based compensation expense, net of forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $25.6 million. The total intrinsic value of stock options exercised during the year ended December 31, 2011 was $35.7 million. The Company recorded cash received from the exercise of stock options of $59.4 million and cash from issuance of shares under the 2000 Employee Stock Purchase Plan (“ESPP”) of $8.1 million and no related tax benefits during the year ended December 31, 2011. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 was $3.88 per share, $3.11 per share and $3.39 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Volatility	52.1%	46.8%	54.9%
Risk-free interest rate	1.2%	1.7%	2.4%
Expected term	4.8 years	5.0 years	5.3 years

The volatility input is developed using blended volatility. The expected term of options represents the period of time that the options are expected to be outstanding. The expected term disclosure above is computed using the lattice model’s estimated fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term.

Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11%, 12% and 12% in the years ended December 31, 2011, 2010, and 2009, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 8%, 12% and 12% in the years ended December 31, 2011, 2010, and 2009, respectively.

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the ESPP. The weighted-average fair value of shares issued under the ESPP during the years ended December 31, 2011, 2010 and 2009 were $2.09 per share, $1.71 per share and $1.57 per share, respectively. The weighted-average assumptions used in the pricing model are as follows:

Employee Stock Purchase Plan	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected life (in years)	0.25	0.25	0.25
Risk-free interest rate	0.05%	0.14%	0.15%
Volatility	39%	39%	83%

Plan Descriptions

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 SIP”) which provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The 2000 SIP is administered by the Board of Directors or a committee thereof, which was authorized to determine, among other things, the key employees, directors or consultants who receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. Through December 31, 2004, stockholders had approved amendments to the 2000 SIP which increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. On February 17, 2010, the 2000 SIP expired and the Company ceased granting under the plan. Outstanding options and awards as of the expiration date continue to be outstanding and exercisable or subject to vesting pursuant to the underlying grant agreements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In March 2008, the Company assumed approximately 9.4 million employee stock options and 1.1 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by the Company’s stockholders, but which was approved by AMIS’ stockholders. Approximately 4.9 million shares were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.

In October 2008, the Company assumed approximately 3.9 million employee stock options and 0.4 million restricted stock unit awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders, but which were approved by Catalyst’s stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan.

In January 2010, the Company assumed approximately 2.4 million employee stock options in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders, but which were approved by California Micro Devices stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, and the California Micro Devices Corporation 1995 Employee Stock Option Plan. In addition, the Company assumed approximately 0.3 million employee stock options in accordance with applicable NASDAQ listing standards pursuant to agreements between California Micro Devices Corporation and certain employees.

On March 23, 2010, the Company adopted the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (“the Amended and Restated SIP”), which was subsequently approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. The total number of shares of stock subject to all awards under the Amended and Restated SIP is 26.1 million, plus the number of shares of stock subject to awards that were previously granted and outstanding pursuant to the 2000 SIP that upon cancellation may again become available for grant under the Amended and Restated SIP pursuant to the plan document.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2011, there was an aggregate of 17.4 million shares of common stock available for grant under the Amended and Restated SIP.

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2011
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at December 31, 2010	27.4	$7.44
Granted	1.1	8.71
Exercised	(8.7)	6.82
Canceled	(1.1)	9.28
Outstanding at December 31, 2011	18.7	$7.70	4.6	$19.0

Exercisable at December 31, 2011	14.5	7.80	4.0	$15.4

As of December 31, 2011, the Company had 18.2 million stock options vested and expected to vest outstanding with a weighted average exercise price of $7.70.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2011 and December 31, 2010 represented 0.02% and (0.20)% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2011 and December 31, 2010 represented 0.25% and 0.41% of outstanding shares as of the end of each such fiscal year, respectively.

Additional information about stock options outstanding at December 31, 2011 with exercise prices less than or above $7.72 per share, the closing price of the Company’s common stock at December 31, 2011, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.72	7.4	$5.65	2.3	$6.12	9.7	$5.76
Above $7.72	7.1	$10.03	1.9	$8.80	9.0	$9.77

Total Outstanding	14.5	$7.80	4.2	$7.33	18.7	$7.70

Restricted Stock Units

During 2011, the Company awarded 3.6 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As of December 31, 2011, the Company determined that it is probable that certain of the criteria relating to performance-based restricted stock units granted during the current and prior years will be met. Compensation expense of $13.7 million was recognized during the year for all performance based restricted stock units. Additional compensation expense of $7.2 million was recognized during the year for all restricted stock units with time-based service conditions that were granted in 2011 and prior that are expected to vest.

A summary of the restricted stock units transactions for the year ended December 31, 2011 follows (number of shares in millions):

	Year Ended December 31, 2011
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2010	12.3	$5.19
Granted	5.1	10.04
Released	(6.5)	4.47
Forfeited	(1.3)	7.41

Nonvested shares of restricted stock units at December 31, 2011	9.6	$7.95

As of December 31, 2011, unrecognized compensation expense net of estimated forfeitures related to non-vested restricted stock units granted under the 2000 SIP and Amended and Restated SIP with time-based and performance-based conditions was $15.3 million and $10.3 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is being recognized over the period during which the performance criteria is expected to be met. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be met is not included here. Total compensation expense related to both performance based and service based restricted stock units was $20.9 million for the year ended December 31, 2011.

Stock Grant Awards

During the year ended December 31, 2011, the Company granted 0.1 million shares in restricted stock awards with immediate vesting and with a weighted average grant date fair value of $10.55 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2011 was $1.5 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of his or her eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2011, 2010 and 2009, employees purchased for each such year approximately 1.2 million shares under the plan,. Through May 2009, shareholders have approved amendments to the ESPP, which have increased the number of shares of the Company’s common stock issuable thereunder to 15 million shares. As of December 31, 2011, there were 4.1 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12:    Employee Benefit Plans

Defined Benefit Plans

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $15.3 million in 2012. As discussed below, the 2012 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The weighted average assumed rate of return on plan assets for these plans for 2012 is 3.30%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration its asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, the Company assumes its long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using AA rated corporate bond yields and long term government bond yields.

The Company recognizes actuarial gains and losses in net periodic pension cost during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared.

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2011	2010	2009
Service cost	$9.4	$3.8	$4.0
Interest cost	5.2	3.1	3.6
Expected return on plan assets	(4.0)	(2.8)	(2.6)
Amortization of prior service cost	2.6	1.1	(4.9)
Curtailment loss	2.0	—	—
Other losses (gains)	(3.1)	—	0.3

Total net periodic pension cost	$12.1	$5.2	$0.4

Weighted average assumptions
Discount rate	3.50%	4.65%	5.61%
Expected return on plan assets	4.07%	4.75%	5.16%
Rate of compensation increase	4.66%	3.87%	4.06%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31,
	2011	2010
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$74.8	$68.6
Benefit obligation incurred through acquisition	87.9	—
Service cost	9.4	3.8
Interest cost	5.2	3.1
Net actuarial (gain) or loss	(7.8)	1.5
Benefits paid by plan assets	(3.2)	(1.1)
Curtailment	2.0	—
Plan amendments	2.6	—
Translation (gain) or loss and other	5.5	(1.1)

Projected benefit obligation at the end of the year	$176.4	$74.8

Accumulated benefit obligation at the end of the year	$134.7	$56.3

Change in plan assets
Fair value of plan assets at the beginning of the year	$65.9	$65.8
Plan assets incurred through acquisition	35.7	—
Actual return on plan assets	(0.7)	3.3
Benefits paid from plan assets	(3.2)	(1.0)
Employer contributions	5.8	1.4
Translation gain or (loss)	2.0	(3.6)

Fair value of plan assets at the end of the year	$105.5	$65.9

Plans with underfunded or non-funded projected benefit obligation:
Aggregate accumulated benefit obligation	$108.4	$38.9
Aggregate fair value of plan assets	$52.0	$17.4
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$102.2	$24.7
Aggregate fair value of plan assets	$49.8	$7.7
Amounts recognized in the balance sheet of consist of:
Noncurrent assets	$12.4	$13.8
Current liabilities	(11.4)	(0.2)
Non-current liabilites	(71.9)	(22.5)

Funded status	$(70.9)	$(8.9)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.1	$0.2

Weighted average assumptions at the end of the year
Discount rate	3.50%	4.65%
Rate of compensation increase	4.66%	3.87%

As of December 31, 2011 and 2010, respectively, the assets of the Company’s foreign plans were invested 17% and 67% in equity securities, 25% and 9% in debt securities, 56% and 24% in other investments and 2% and zero in cash, which included investment contracts and other short-term investments. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the current economic environment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The long term rate of return on plan assets was determined using the weighted average method, which incorporates factors that include the historical inflation, interest rate yield curve and current market condition

Plan Assets

The Company’s overall investment strategy is to focus on wealth protection, invest in safe and low credit risk investments with the goal to provide a positive rate of return to the plan assets. The Company is investing in a mix of investments with a wide diversification of asset types and fund strategies that align with each region and foreign location’s economy and market conditions. Investment in government securities and government agencies, where the returns are guaranteed by the government, has been constructed in order to achieve the returns needed to cover the plan liabilities. Investment in fixed income securities and equity securities is with the expectation that the investments shall give a good rate of return in the long run despite periods of volatility or decline. Other types of investments include investments in cash deposits, money market funds and insurance.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2011 and 2010, was as follows (in millions):

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$2.5	$2.5	$—	$—
Foreign Government Securities (1)	56.1	51.5	4.6	—
Corporate Bonds, Debentures (2)	26.7	21.2	1.4	4.1
Equity Securities (3)	17.7	16.0	1.7	—
Mutual Funds	0.3	0.3	—	—
Real Estate Fund	0.1	—	0.1	—
Insurance Contracts (4)	2.1	—	1.1	1.0

	$105.5	$91.5	$8.9	$5.1

	December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$—	$—	$—	$—
Foreign Government Securities	48.1	27.6	17.5	3.0
Agency Securities	1.5	—	1.5	—
Corporate Bonds, Debentures	10.8	3.2	4.1	3.5
Equity Securities	4.1	2.0	2.1	—
Mutual Funds	0.3	0.3	—	—
Real Estate Fund	0.1	—	0.1	—
Insurance Contracts	1.0	—	—	1.0

	$65.9	$33.1	$25.3	$7.5

(1)	This category includes investments in guaranteed returns securities.
(2)	This category includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds, of which 54% of bond securities were invested in Japan.
(3)	This category includes investments in equity securities of developed countries and emerging markets, of which 53% were invested in Japan.
(4)	This category refers to investments with insurance companies’ General Account. The General Account guarantees a minimum rate of return to the investment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

When available, the Company uses observable market data, including pricing on recent closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2011 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Foreign Government Securities	Corporate Bonds, Debentures	Insurance	Total
Balance at December 31, 2009	$2.4	$2.6	$1.0	$6.0
Actual return on plan assets:
Relating assets still held at the reporting date	—	0.2	0.2	0.4
Relating assets sold during the period	—	—	—	—
Purchases, sales and settlements	0.6	0.7	(0.2)	1.1
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2010	3.0	3.5	1.0	7.5

Actual return on plan assets:
Relating assets still held at the reporting date	—	—	—	—
Relating assets sold during the period	—	—	—	—
Purchases, sales and settlements	—	—	—	—
Transfers in and/or out of Level 3	(3.0)	0.6	—	(2.4)

Balance at December 31, 2011	$—	$4.1	$1.0	$5.1

The expected benefit payments for the Company’s defined benefit plans by year from 2012 through 2016 and the five years thereafter are as follows (in millions):

2012	$15.3
2013	3.6
2014	3.6
2015	4.0
2016	4.0
5 years thereafter	—

Total	$30.5

The total underfunded status was $70.9 million at December 31, 2011. The Company expects to contribute $15.3 million during 2012 to its foreign defined benefit plans.

Multi Employer Pension Plans

As discussed in Note 4: “Acquisitions,” the Company is now responsible for contributing to several multi-employer benefit plans as a result of the SANYO Semiconductor transaction. During the year ended December 31, 2011, the Company contributed $20.0 million to these plans. At the time of the acquisition, the Company recorded $144.9 million of estimated liabilities associated with its estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or its affiliate multi-employer defined benefit plans, from which the Company intends to withdraw. In addition, affiliates of SANYO Semiconductor participate in multi-employer plans from which the Company does not intend to withdraw. Approximately 1,740 and 430 current employees participate in such multi-employer benefit plans from which the Company plans to withdraw and in which there is no intention to withdraw, respectively. The balance as of December 31, 2011 related to these plans was $151.0 million. We anticipate having the Company sponsored single employer plan established by December 31, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company contributes to various foreign (Japanese) multi-employer plans that provide retirement benefits to participants based upon their service to contributing employers. The benefits are paid from assets held in trust for that purpose and where a shortfall exists, the employers are obligated to fund in accordance with the local regulatory requirements.

SANYO Semiconductor entities also participate in multi-employer plans, the SANYO Federation Employee’s Pension Fund and the Tokyo Electric Industry Employee’s Pension Fund, from which the Company does not intend to withdraw.

The Company recognizes expense associated with the plans from which the Company intends to withdraw based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. The Company recognized an expense of $44.8 million for 2011 relating to participation in these plans. The contributions made to the SANYO Electric Company Group Defined Benefit Corporate Pension Fund and the KSS Defined Benefit Corporate Pension Plan were more than 5% of the total contributions to each of those plans.

The Company recognizes expense in connection with its ongoing participation in the multi-employer plans from which the Company does not intend to withdraw as the contributions become due. The Company made contributions of $0.9 million for 2011. The contribution made to each of these plans by the Company was less than 5% of the total contribution made to each of the respective plans.

The current funded status of the SANYO Electric Company Group Defined Benefit Corporate Pension Fund is 66%, the KSS Defined Benefit Corporate Pension Plan is 76%, the SANYO Federation Employee’s Pension Fund is 86% and the Tokyo Electric Industry Employee’s Pension Fund is 89% as of March 31, 2011, which is the most recent data that has been made available to the Company.

The Company is in the process of withdrawing from the SANYO Electric Company Group Defined Benefit Corporate Pension Fund and KSS Defined Benefit Corporate Pension Plan, and it does not expect any additional exit funding requirements or penalty costs associated with its withdrawal.

For multi-employer plans from which the Company intends to continue its participation, the Company does not routinely review information on the actuarial present value of the unfunded benefits allocable to the Company, if any, and it is not presently aware of any contingent liability if it were to withdraw from any of these plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan (the “Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $8.7 million, $7.9 million and $6.5 million of expense relating to matching contributions in 2011, 2010 and 2009, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $2.0 million, $0.4 million and $0.3 million relating to these plans for the years ended 2011, 2010 and 2009, respectively.

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

At December 31, 2011 and 2010, the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $203.4 million and $75.5 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2011 and 2010 (in millions):

	December 31,
	2011 Buy (Sell)	2011 Notional Amount	2010 Buy (Sell)	2010 Notional Amount
Canadian Dollar	$(1.4)	$1.4	$—	$—
Chinese Renminbi	(12.8)	12.8	(5.4)	5.4
Czech Koruna	6.8	6.8	7.8	7.8
Euro	(30.8)	30.8	(19.2)	19.2
Indian Rupee	(2.8)	2.8	—	—
Japanese Yen	(100.0)	100.0	4.6	4.6
Korean Won	1.0	1.0	1.8	1.8
Malaysian Ringgit	29.4	29.4	26.1	26.1
Philippine Peso	5.1	5.1	7.3	7.3
Singapore Dollar	2.7	2.7	3.3	3.3
Thai Bhat	3.4	3.4	—	—
Taiwan Dollar	(7.2)	7.2	—	—

	$(106.6)	$203.4	$26.3	$75.5

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. At December 31, 2011, the counterparty on the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For 2011, 2010 and 2009, realized and unrealized foreign currency transaction losses totaled $8.9 million, $6.9 million and $4.7 million, respectively.

Other

At December 31, 2011, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 14:    Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010 (in millions):

Description	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2010	Quoted Prices in Active Markets (Level 1)
Assets:
Cash and cash equivalents:
Demand and time deposits	$455.3	$455.3	$309.4	$309.4
Money market funds	—	—	46.1	46.1
Treasuries	131.1	131.1	267.8	267.8
Commercial paper	50.9	50.9	—	—
Corporate bonds	15.6	15.1	—	—
Other Current Assets
Foreign currency exchange contracts	$0.7	$0.7	$1.1	$1.1

Liabilities:
Foreign currency exchange contracts	$0.1	$0.1	$0.6	$0.6

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $248.6 million is classified as held-to-maturity securities and is carried at amortized cost, which excludes $0.2 million of unrealized losses as of December 31, 2011.

As of December 31, 2011, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2011 and December 31, 2010 are as follows (in millions):

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$567.1	$683.9	$579.7	$818.0
Long-term debt	$496.6	$462.0	$160.7	$155.1

The fair value of the Convertible Notes was estimated based on quoted market prices. The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt at December 31, 2011 and December 31, 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 15:     Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2011 (in millions):

Year Ending December 31,
2012	$22.0
2013	17.1
2014	14.1
2015	11.7
2016	12.6
Thereafter	16.4

Total	$93.9

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2011, 2010, and 2009 was $27.7 million, $22.2 million, and $20.3 million, respectively.

Other Contingencies

The Company’s headquarters and manufacturing facility in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola, Inc. (“Motorola”), and now Freescale Semiconductor, Inc. (“Freescale”), have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the August 4, 1999 recapitalization, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

In the Czech Republic, the Company has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. In each case, the remediation project consists primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of December 31, 2011 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

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

A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $3.6 million as of December 31, 2011. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million, but had not done so as of December 31, 2011. The Company also has outstanding guarantees and letters of credit outside of its non-reusable commitment credit totaling $9.1 million as of December 31, 2011.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages which totaled approximately $118.1 million as of December 31, 2011. The Company is also a guarantor of SCI LLC’s unsecured loan with SANYO Electric, which had a balance of $339.8 million as of December 31, 2011. See Note 8: “Long-Term Debt” for further discussion of this loan.

For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $93.9 million as payments come due. The Company has not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

As previously disclosed, the parties advised the District Court on February 25, 2009 that they had reached an agreement-in-principle to settle the litigation in its entirety. A stipulation of settlement was filed with the District Court on April 2, 2009. On June 9, 2009, the District Court preliminarily approved the proposed global settlement. Notice was provided to the class, and a settlement fairness hearing, at which members of the class had an opportunity to object to the proposed settlement, was held on September 10, 2009. On October 6, 2009, the District Court issued an order granting final approval to the settlement. Ten appeals were filed objecting to the definition of the settlement class and fairness of the settlement. On January 10, 2012, the last remaining appeal was dismissed with prejudice, as a result of which the settlement became final by its terms. The Company has no financial liability in connection with the settlement.

Other Matters

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “Court”) captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor Corporation and alleges generally that (1) ON Semiconductor Corporation’s 2010 proxy statement contained materially false and misleading information regarding our Amended and Restated Stock Incentive Plan (“Plan”) in violation of the federal securities laws; (2) the Plan was defective and, thus, any awards made pursuant to the Plan would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor Corporation officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Plan. The Company moved to dismiss the lawsuit. On November 23, 2011, the parties entered into a memorandum of understanding (the “Memorandum”) that sets forth the terms of a settlement which, if approved by the Court, will result in the dismissal of this action. In the Memorandum, the Company and the other individual defendants have denied and continue to deny that they committed any of the wrongful acts alleged in this lawsuit, and maintain that they have diligently, scrupulously, and meticulously complied with their fiduciary and other legal duties. The parties have provided the Court with a copy of the Memorandum, and will soon submit for the Court’s approval a stipulation of settlement and other papers needed to effect a resolution of this lawsuit. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on our consolidated financial position, results of operations, or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, the Company (through its subsidiary SANYO Semiconductor) has received a request from one of its customers to pay to the customer an amount currently estimated by the customer to be approximately $20.0 million in respect of costs incurred or to be incurred by the customer and its customers in remedying certain alleged failures of SANYO Semiconductor products sold to the customer prior to the Company’s acquisition of SANYO Semiconductor. The Company is in the early stages of conducting investigations and evaluations of this matter, including fact finding and assessing possible liability, available defenses, mitigating circumstances and possible third-party indemnity coverage. It is difficult to predict with certainty the ultimate loss exposure to ON Semiconductor; however, management believes that a number of defenses are available to the Company and it would expect to defend itself vigorously against any formal claim that may be asserted. While the Company makes no assurances or guarantees as to the outcome of this claim, based upon its current knowledge, the Company believes that the final result of this matter will have no material effect on our consolidated financial position, results of operations, or cash flows.

On December 27, 2011, 111 former employees of the Company’s subsidiary SANYO Semiconductor Thailand (“SSTH”), which manufacturing operations were located in the Rojana Industrial Park in Ayutthaya, Thailand (“Rojana Park”), filed complaints with the Labor Region 1 Court in Lopburi Province in Thailand, seeking damages against SSTH for unfair termination under Thailand’s labor laws. On January 19, 2012, four additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. Both cases are based on the widespread flooding in Thailand that occurred in the fourth quarter of 2011 and affected the Rojana Park. The floods severely damaged SSTH’s buildings, equipment and other property at its Rojana Park location and resulted in SSTH deciding to cease certain operations in Thailand and to ask its employees to resign. The lawsuits seek a total of approximately $17.6 million which includes alleged damages for: (1) wages calculated based on the employee’s last wage rate from the date of termination through the date of retirement; (2) mental anguish; (3) lost bonuses; and/or (4) other damages. The Company is in the process of evaluating the facts and legal issues. The Company denies the substantive allegations of the lawsuits and expects to vigorously defend against them.

See Part I, Item 1 “Business-Government Regulation” of this 2011 Form 10-K for information on certain environmental matters.

Note 16:     Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Non-cash investing activities:
Common stock issued for debt repurchase	$—	$—	$28.5
Non-cash financing activities:
Capital expenditures in accounts payable	$58.8	$69.2	$21.4
Equipment acquired or refinanced through capital leases	24.9	69.2	6.6
Cash (received) paid for:
Interest income	$(1.1)	$(0.5)	$(0.8)
Interest expense	31.8	23.6	26.7
Income taxes	20.4	10.6	8.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 17:     Segment Information

In the fourth quarter of 2011, the Company changed its organizational structure and previously-reported information has been recast to reflect the current organizational structure. The Company is organized into four operating segments, which also represent four reporting segments: computing and consumer products group, automotive, industrial, medical and mil-aero products group, standard products group and SANYO Semiconductor products group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives.

Computing & Consumer Products	Automotive, Industrial, Medical and Mil-Aero Products	Standard Products	SANYO Semiconductor Products
DC-DC Conversion	Automotive Application Specific Standard Products (“ASSPs”)	Bipolar Power	Power MOSFETs
Analog Switches	Analog Automotive	Thyristor	IGBTs

AC-DC Conversion	Automotive Power Switching	Small Signal	Power and Signal Discretes
Low Voltage Power Management	Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules
Standard Logic	Medical ASICs & ASSPs	Protection	Motor Driver ICs
Power Switching	Linear Light Sensors	Rectifier	Display Drivers
Signal & Interface	CMOS Image Sensors	Filters	ASICs
LDO & Vregs	Military & Aerospace	MOSFETs	Microcontrollers
	Mixed Signal ASICs		Flash Memory
	Industrial ASSPs		Touch Sensor
	High Frequency / Timing		Power Supply IC
	EE Memory and Programmable Analog		Audio DSP

	Integrated Passive Devices (“IPD”)		Audio Tuners
	Foundry and Manufacturing Services		Image stabilizer ICs
Hearing Components

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively, are as follows (in millions):

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For year ended December 31, 2011:
Revenues from external customers	$609.1	$894.7	$878.2	$1,060.3	$3,442.3
Segment gross profit	$238.3	$450.9	$295.5	$79.1	$1,063.8
Segment operating income (loss)	$103.0	$165.5	$176.9	$(159.4)	$286.0

For year ended December 31, 2010:
Revenues from external customers	$609.1	$794.7	$909.6	$—	$2,313.4
Segment gross profit	$257.4	$415.3	$339.1	$—	$1,011.8
Segment operating income	$122.7	$154.2	$221.2	$—	$498.1

For year ended December 31, 2009:
Revenues from external customers	$473.0	$623.8	$672.1	$—	$1,768.9
Segment gross profit	$158.7	$292.0	$205.2	$—	$655.9
Segment operating income	$45.0	$67.2	$114.6	$—	$226.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Gross profit for reportable segments	$1,063.8	$1,011.8	$655.9
Unallocated amounts:
Other unallocated manufacturing costs	$(55.0)	$(55.8)	$(35.2)

Gross profit	$1,008.8	$956.0	$620.7

Operating income for reportable segments	$286.0	$498.1	$226.8
Unallocated amounts:
Restructuring and other charges	(102.7)	(10.5)	(24.9)
Goodwill and intangible impairment	—	(16.1)	—
Other unallocated manufacturing costs	(55.0)	(55.8)	(35.2)
Other unallocated operating expenses	(14.9)	(41.5)	(24.1)

Operating income	$113.4	$374.2	$142.6

Certain operating expenses are not allocated to reportable segments. The decrease in other unallocated operating expenses from $41.5 million in 2010 to $14.9 million in 2011 was primarily due to the Company’s focus on ensuring operating expenses are properly allocated. The increase in other unallocated operating expenses from $24.1 million in 2009 to $41.5 million in 2010 was primarily due to incremental research and development expenses in our Gresham wafer fabrication facility.

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographical location. The Company conducts a substantial portion of its operations outside of the United States and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
United States	$524.0	$483.2	$374.2
Other Americas	36.6	12.3	5.4
United Kingdom	424.7	373.0	258.2
Belgium	3.7	0.7	29.5
China	1,053.8	762.4	565.4
Japan	494.8	59.5	51.7
Singapore	683.3	540.8	387.3
Other Asia/Pacific	221.4	81.5	97.2

	$3,442.3	$2,313.4	$1,768.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2011	December 31, 2010
United States	$257.5	$223.7
China	96.7	97.0
Europe	117.9	104.6
Malaysia	164.5	137.4
Other Asia/Pacific	260.2	178.3
Japan	130.2	70.8
Belgium	70.0	47.8
Other Americas	12.5	4.7

	$1,109.5	$864.3

For the year ended December 31, 2011, there was no individual customer which accounted for more than 10.0% of the Company’s total revenues. For the years ended December 31, 2010 and December 31, 2009, one of the Company’s customers accounted for 13.0% and 11.0% of the Company’s total revenues, respectively.

Note: 18     Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). ON Semiconductor’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc. (“Catalyst”), PulseCore Holdings (Cayman) Inc. (“PulseCore”), CMD, SDT, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011
Cash and cash equivalents	$—	304.5	(0.2)	$348.6	—	$652.9
Short-term investments	—	248.6	—	—	—	248.6
Receivables, net	—	64.7	—	392.5	—	457.2
Inventories	—	36.2	—	599.3	1.9	637.4
Other current assets	—	7.5	—	114.1	—	121.6
Deferred income taxes, net of allowances	—	5.5	—	4.5	—	10.0

Total current assets	—	667.0	(0.2)	1,459.0	1.9	2,127.7
Property, plant and equipment, net	—	255.2	2.3	854.5	(2.5)	1,109.5
Deferred income taxes, net of allowances	—	—	—	34.2	—	34.2
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	152.3		215.0	(30.1)	337.2
Investments and other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2

Total assets	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

Accounts payable	$—	$32.8	0.1	418.9	—	$451.8
Accrued expenses	—	61.0	0.8	176.3	1.7	239.8
Income taxes payable	—	(0.1)	—	7.6	—	7.5
Accrued interest	0.6	—	—	0.1	—	0.7
Deferred income on sales to distributors	—	43.7	—	128.3	—	172.0
Deferred income taxes, net of allowances	—	—	—	33.6	—	33.6
Current portion of long-term debt	182.6	74.1	—	113.4	—	370.1

Total current liabilities	183.2	211.5	0.9	878.2	1.7	1,275.5
Long-term debt	384.5	393.8	—	58.6	—	836.9
Other long-term liabilities	—	26.6	0.4	233.1	—	260.1
Deferred income tax, net of allowances	—	5.5	—	12.0	—	17.5
Intercompany	0.3	(318.2)	(54.5)	166.9	205.5	—

Total liabilities	568.0	319.2	(53.2)	1,348.8	207.2	2,390.0
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,113.5	2,711.2	238.4	1,359.2	(4,308.8)	3,113.5
Accumulated other comprehensive loss	(46.7)	(46.7)	—	(39.2)	85.9	(46.7)
Accumulated deficit	(1,202.3)	(480.3)	(137.6)	629.6	(11.7)	(1,202.3)
Less: treasury stock, at cost	(401.3)	—	—	—	—	(401.3)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,468.2	2,184.5	151.7	2,096.5	(4,432.7)	1,468.2
Minority interests in consolidated subsidiaries	—	—	—	—	25.3	25.3

Total equity	1,468.2	2,184.5	151.7	2,096.5	(4,407.4)	1,493.5

Total liabilities and equity	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2010
Cash and cash equivalents	$—	$392.3	$—	$231.0	$—	$623.3
Receivables, net	—	47.4	—	247.2	—	294.6
Inventories	—	48.0	—	299.9	12.9	360.8
Other current assets	—	14.9	—	48.7	—	63.6
Deferred income taxes, net of allowances	—	5.6	—	10.1	—	15.7

Total current assets	—	508.2	—	836.9	12.9	1,358.0
Restricted Cash	—	142.1	—	—	—	142.1
Property, plant and equipment, net	—	221.0	2.6	644.1	(3.4)	864.3
Goodwill	—	125.7	37.2	28.3	—	191.2
Intangible assets, net	—	165.4	—	172.0	(34.4)	303.0
Investments and other assets	1,946.6	1,131.2	51.4	830.0	(3,898.6)	60.6

Total assets	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

Accounts payable	$—	$43.4	$0.1	$213.4	$—	$256.9
Accrued expenses	—	82.1	0.8	78.0	1.7	162.6
Income taxes payable	—	0.9	—	4.2	—	5.1
Accrued interest	0.6	—	—	0.2	—	0.8
Deferred income on sales to distributors	—	33.7	—	115.8	—	149.5
Current portion of long-term debt	—	33.0	—	103.0	—	136.0

Total current liabilities	0.6	193.1	0.9	514.6	1.7	710.9
Long-term debt	579.7	103.0	—	70.1	—	752.8
Other long-term liabilities	—	21.1	0.4	27.8	—	49.3
Deferred income taxes, net of allowances	—	5.6	—	12.6	—	18.2
Intercompany	0.3	(123.8)	(53.4)	(28.6)	205.5	—

Total liabilities	580.6	199.0	(52.1)	596.5	207.2	1,531.2
Common stock	4.9	0.3	50.9	146.9	(198.1)	4.9
Additional paid-in capital	3,016.1	2,502.2	178.5	1,110.7	(3,791.4)	3,016.1
Accumulated other comprehensive loss	(59.1)	(59.1)	—	(52.3)	111.4	(59.1)
Accumulated deficit	(1,213.9)	(348.8)	(86.1)	709.5	(274.6)	(1,213.9)
Less: treasury stock, at cost	(382.0)	—	—	—	—	(382.0)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,366.0	2,094.6	143.3	1,914.8	(4,152.7)	1,366.0
Minority interests in consolidated subsidiaries	—	—	—	—	22.0	22.0

Total equity	1,366.0	2,094.6	143.3	1,914.8	(4,130.7)	1,388.0

Total liabilities and equity	$1,946.6	$2,293.6	$91.2	$2,511.3	$(3,923.5)	$2,919.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2011
Revenues	$—	$788.9	$13.9	$3,985.7	$(1,346.2)	$3,442.3
Cost of product revenues	—	531.5	0.8	3,236.4	(1,335.2)	2,433.5

Gross profit	—	257.4	13.1	749.3	(11.0)	1,008.8

Research and development	—	167.6	10.7	184.2	—	362.5
Selling and marketing	—	70.4	1.0	123.7	—	195.1
General and administrative	—	84.0	0.7	107.7	—	192.4
Amortization of acquisition related intangible assets	—	18.0	—	28.8	(4.1)	42.7
Restructuring, asset impairments and other, net	—	3.4	—	99.3	—	102.7

Total operating expenses	—	343.4	12.4	543.7	(4.1)	895.4

Operating income (loss)	—	(86.0)	0.7	205.6	(6.9)	113.4
Interest expense	(50.8)	(8.5)	—	(9.6)	—	(68.9)
Interest income	—	0.4	—	0.7	—	1.1
Other	—	(3.1)	—	(5.8)	—	(8.9)
Loss on debt repurchase and exchange	(23.2)	—	—	—	—	(23.2)
Gain (loss) on SANYO Semiconductor acquisition	(0.1)	24.4	—	—	—	24.3
Equity in earnings	85.7	151.6	7.7	—	(245.0)	—

Income (loss) before income taxes	11.6	78.8	8.4	190.9	(251.9)	37.8
Income tax provision		1.5		(24.4)		(22.9)

Net income (loss)	11.6	80.3	8.4	166.5	(251.9)	14.9
Net income (loss) attributable to minority interest	—	—	—	—	(3.3)	(3.3)

Net income (loss) attributable to ON Semiconductor Corporation	$11.6	$80.3	$8.4	$166.5	$(255.2)	$11.6

Net cash provided by operating activities		$221.1	$—	$324.4		$545.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(69.0)	(0.2)	(247.2)	—	(316.4)
Purchase of a business, net of cash acquired	—	24.3	—	(42.2)	—	(17.9)
Recovery from insurance on property, plant and equipment				13.3		13.3
Proceeds from sale of property, plant and equipment	—	0.1	—	3.2	—	3.3
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.5	—	0.5
Proceeds from held-to-maturity securities	—	122.2	—	—	—	122.2
Purchase of held-to-maturity securities	—	(370.8)	—	—	—	(370.8)
Change in restricted cash	—	142.1	—	—	—	142.1

Net cash used in investing activities	—	(151.1)	(0.2)	(272.4)	—	(423.7)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(289.3)	—	289.3	—	—
Intercompany loan repayments	—	182.2	—	(182.2)	—	—
Proceeds from debt issuance	—	12.2	—	56.8	—	69.0
Proceeds from issuance of common stock under employee stock purchase plan	—	8.1	—	—	—	8.1
Proceeds from exercise of stock options	—	59.4	—			59.4
Purchase of Treasury Stock	—	(19.3)	—	—	—	(19.3)
Payment of capital lease obligation	—	(36.4)	—	(2.6)		(39.0)
Repurchase of 2.625% Convertible Senior Subordinated Notes due 2026	—	(56.2)	—	—	—	(56.2)
Payment made in connection with exchange of 2.625% convertible senior subordinated notes due 2026	—	(15.9)	—	—	—	(15.9)
Repayment of long term debt	—	(2.6)	—	(100.7)	—	(103.3)

Net cash used in financing activities	—	(157.8)	—	60.6	—	(97.2)

Effect of exchange rate changes on cash and cash equivalents				5.0		5.0

Net increase (decrease) in cash and cash equivalents	—	(87.8)	(0.2)	117.6	—	29.6
Cash and cash equivalents, beginning of period	—	392.3	—	231.0		623.3

Cash and cash equivalents, end of period	$—	$304.5	$(0.2)	$348.6	$—	$652.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2010
Revenues	$—	$632.4	$14.0	$2,850.7	$(1,183.7)	$2,313.4
Cost of product revenues	—	495.4	1.8	2,051.6	(1,191.4)	1,357.4

Gross profit	—	137.0	12.2	799.1	7.7	956.0

Research and development	—	12.1	9.8	226.1	—	248.0
Selling and marketing	—	67.7	0.9	77.0	—	145.6
General and administrative	—	19.5	0.8	109.6	—	129.9
Amortization of acquisition related intangible assets	—	17.1	—	18.8	(4.2)	31.7
Goodwill and intangible asset impairment	—	—	—	16.1	—	16.1
Restructuring, asset impairments and other, net	—	7.1	—	3.4	—	10.5

Total operating expenses	—	123.5	11.5	451.0	(4.2)	581.8

Operating income (loss)	—	13.5	0.7	348.1	11.9	374.2
Interest expense	(50.8)	(6.6)	—	(4.0)	—	(61.4)
Interest income	—	0.2	—	0.3	—	0.5
Other	—	3.2	—	(10.1)	—	(6.9)
Loss on debt repurchase	0.1	(0.8)	—	—	—	(0.7)
Equity in earnings	341.2	735.3	5.5	—	(1,082.0)	—

Income (loss) before income taxes	290.5	744.8	6.2	334.3	(1,070.1)	305.7
Income tax provision	—	3.7	—	(16.5)	—	(12.8)

Net income (loss)	290.5	748.5	6.2	317.8	(1,070.1)	292.9
Net income (loss) attributable to minority interest	—	—	—	—	(2.4)	(2.4)

Net income (loss) attributable to ON Semiconductor Corporation	$290.5	$748.5	$6.2	$317.8	$(1,072.5)	$290.5

Net cash provided by operating activities	$—	$419.9	$0.2	$131.7	$—	$551.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(59.6)	(0.2)	(129.1)	—	(188.9)
Purchase of a business, net of cash acquired	—	—	—	(91.0)	—	(91.0)
Proceeds from sale of property, plant and equipment	—	37.1	—	—	—	37.1
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.2)	—	(2.2)
Change in restricted cash	—	(142.1)	—	5.9	—	(136.2)
Proceeds from held-to-maturity securities	—	—	—	45.5	—	45.5

Net cash used in investing activities	—	(164.6)	(0.2)	(170.9)	—	(335.7)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(666.9)	—	666.9	—	—
Intercompany loan repayments	—	672.7	—	(672.7)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	7.0	—	—	—	7.0
Proceeds from debt issuance	—	33.0	—	119.0	—	152.0
Proceeds from exercise of stock options	—	23.3	—	—	—	23.3
Payment of capital lease obligation	—	(29.8)	—	(2.5)	—	(32.3)
Purchase of treasury stock	—	(15.0)	—	—	—	(15.0)
Repayment of long term debt	—	(173.3)		(81.1)	—	(254.4)

Net cash used in financing activities	—	(149.0)	—	29.6	—	(119.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net increase (decrease) in cash and cash equivalents	—	106.3	—	(8.7)	—	97.6
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$392.3	$—	$231.0	$—	$623.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the year ended December 31, 2009
Revenues	$—	$512.5	$12.1	$2,291.5	$(1,047.2)	$1,768.9
Cost of product revenues	—	399.1	1.7	1,794.1	(1,046.7)	1,148.2

Gross profit	—	113.4	10.4	497.4	(0.5)	620.7

Research and development	—	40.8	8.1	150.0	(0.1)	198.8
Selling and marketing	—	48.0	0.8	72.1	—	120.9
General and administrative	—	(49.2)	0.6	110.7	42.4	104.5
Amortization of acquisition related intangible assets	—	12.5	—	19.4	(2.9)	29.0
Restructuring, asset impairments and other, net	—	3.3	—	21.6	—	24.9

Total operating expenses	—	55.4	9.5	373.8	39.4	478.1

Operating income (loss)	—	58.0	0.9	123.6	(39.9)	142.6
Interest expense	(52.2)	(6.5)	—	(5.9)	—	(64.6)
Interest income	—	0.4	—	0.3	0.1	0.8
Other	—	(1.4)	—	(3.3)	—	(4.7)
Loss on debt repurchase	(3.1)	—	—	—	—	(3.1)
Gain (loss) on acquisition	—	—	—	—	—	—
Equity in earnings	116.3	72.4	5.4	119.4	(313.5)	—

Income (loss) before income taxes	61.0	122.9	6.3	234.1	(353.3)	71.0
Income tax provision	—	5.2	—	(12.9)	—	(7.7)

Net income (loss)	61.0	128.1	6.3	221.2	(353.3)	63.3
Net income (loss) attributable to minority interest	—	—	—	—	(2.3)	(2.3)

Net income (loss) attributable to ON Semiconductor Corporation	$61.0	$128.1	$6.3	$221.2	$(355.6)	$61.0

Net cash provided by operating activities	$—	$(217.3)	$—	$496.6	$—	$279.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(9.4)	—	(45.9)	—	(55.3)
Purchase of a business, net of cash acquired	—	—	—	(16.7)	—	(16.7)
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.3	—	0.3
Proceeds from sales of property, plant and equipment	—	—	—	(3.2)	—	(3.2)
Proceeds from held-to-maturity securities	—	—	—	52.4	—	52.4
Purchase of held-to-maturity securities	—	—	—	(97.9)	—	(97.9)
Change in restricted cash	—	—	—	(5.9)	—	(5.9)

Net cash used in investing activities	—	(9.4)	—	(116.9)	—	(126.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(123.6)	—	123.6	—	—
Intercompany loan repayments	—	501.5	—	(501.5)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	5.5	—	—	—	5.5
Proceeds from debt issuance	—	—	—	79.5	—	79.5
Proceeds from exercise of stock options	—	17.5	—	—	—	17.5
Purchase of Treasury Stock	—	(8.6)	—	—	—	(8.6)
Payment of capital lease obligation	—	(23.4)	—	(6.1)	—	(29.5)
Repayment of long term debt	—	(69.6)	—	(81.0)	—	(150.6)

Net cash used in financing activities	—	299.3	—	(385.5)	—	(86.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	72.6	—	(5.6)	—	67.0
Cash and cash equivalents, beginning of period	—	213.4	—	245.3	—	458.7

Cash and cash equivalents, end of period	$—	$286.0	$—	$239.7	$—	$525.7

(1)	ON Semiconductor is a holding Company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 15: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

ON SEMICONDUCTOR CORPORATION

SUPPLEMENTARY DATA

SELECTED QUARTERLY DATA (UNAUDITED)

Consolidated quarterly financial information for 2011 and 2010 follows (in millions, except per share data):

	Quarter ended 2011
	April 1	July 1	September 30	December 31
Revenues	$870.6	$905.8	$898.0	$767.9
Gross Profit	242.4	266.1	261.1	239.2
Net income (loss) attributable to ON Semiconductor Corporation	35.5	34.3	(49.4)	(8.8)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	$0.08	$0.07	$(0.11)	$(0.02)

	Quarter ended 2010
	April 2	July 2	October 1	December 31
Revenues	$550.2	$583.3	$600.7	$579.2
Gross Profit	228.1	243.8	246.5	237.6
Net income attributable to ON Semiconductor Corporation	63.0	78.7	87.8	61.0
Diluted net income per common share attributable to ON Semiconductor Corporation	$0.14	$0.18	$0.20	$0.14

ON SEMICONDUCTOR CORPORATION

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2009	$10.2	$(0.5)	$—		$(0.4)	$9.3
Year ended December 31, 2010	$9.3	$(1.8)	$—		$(0.2)	$7.3
Year ended December 31, 2011	$7.3	$(0.3)	$—		$—	$7.0
Allowance for deferred tax assets
Year ended December 31, 2009	$606.8	$(56.4)	$—		$—	$550.4
Year ended December 31, 2010	$550.4	$10.4	$—		$—	$560.8
Year ended December 31, 2011	$560.8	$170.1	$895.2	(1)	$—	$1,626.1

(1)	Represents $895.2 million for deferred tax assets acquired from SANYO Semiconductor.

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

Exhibit No.	Exhibit Description

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation(1)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(b)	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(c)	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

Exhibit No.	Exhibit Description

4.3(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

4.3(c)	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(d)	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.4(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(b)	Indenture dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.5	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

Exhibit No.	Exhibit Description

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(1)

10.7(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	2000 Stock Incentive Plan - non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(e)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(f)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (J. Daniel McCranie) dated as of February 10, 2005 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)(2)

Exhibit No.	Exhibit Description

10.7(i)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.7(j)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2) Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.7(k)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.7(o)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(p)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(q)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(r)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(s)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

Exhibit No.	Exhibit Description

10.7(t)	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(u)	Performance Based Restricted Stock Units Award Agreement for William Schromm under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.8	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

Exhibit No.	Exhibit Description

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008(incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.14(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.14(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.14(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

Exhibit No.	Exhibit Description

10.14(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10- Q filed with the Commission on August 6, 2008)(2)

10.14(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.16(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.16(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.17(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, dated as of October 20, 2006(1)(2)

10.17(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, executed on April 29, 2008(1)(2)

10.18(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.18(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.18(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

Exhibit No.	Exhibit Description

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

