Form 10-Q
period 2012-03-30
ON SEMICONDUCTOR CORP
filed 2012-05-04
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 26, 2012:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	454,082,151

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$580.1	$652.9
Short-term investments	312.2	248.6
Receivables, net	425.3	457.2
Inventories	633.7	637.4
Other current assets	76.8	121.6
Deferred income taxes, net of allowances	10.3	10.0

Total current assets	2,038.4	2,127.7
Property, plant and equipment, net	1,155.5	1,109.5
Deferred income taxes, net of allowances	30.1	34.2
Goodwill	198.7	198.7
Intangible assets, net	325.8	337.2
Other assets	80.7	76.2

Total assets	$3,829.2	$3,883.5

Liabilities, Minority Interests and Stockholders’ Equity
Accounts payable	$408.6	$451.8
Accrued expenses	238.5	239.8
Income taxes payable	2.8	7.5
Accrued interest	4.2	0.7
Deferred income on sales to distributors	153.5	172.0
Deferred income taxes, net of allowances	29.6	33.6
Current portion of long-term debt (See Note 6)	377.1	370.1

Total current liabilities	1,214.3	1,275.5
Long-term debt (See Note 6)	811.9	836.9
Other long-term liabilities	247.4	260.1
Deferred income taxes, net of allowances	21.1	17.5

Total liabilities	2,294.7	2,390.0

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 505,423,125 and 502,452,084 shares issued, 453,664,087 and 451,284,220 shares outstanding, respectively)	5.1	5.0
Additional paid-in capital	3,125.6	3,113.5
Accumulated other comprehensive loss	(41.6)	(46.7)
Accumulated deficit	(1,174.1)	(1,202.3)
Less: treasury stock, at cost; 51,759,038 and 51,167,864 shares, respectively	(406.6)	(401.3)

Total ON Semiconductor Corporation stockholders’ equity	1,508.4	1,468.2
Minority interests in consolidated subsidiaries	26.1	25.3

Total equity	1,534.5	1,493.5

Total liabilities and equity	$3,829.2	$3,883.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter ended
	March 30, 2012	April 1, 2011
Revenues	$744.4	$870.6
Cost of product revenues	499.2	628.2

Gross profit	245.2	242.4
Operating expenses:
Research and development	91.4	91.1
Selling and marketing	45.6	49.4
General and administrative	42.0	47.1
Amortization of acquisition-related intangible assets	11.1	9.7
Restructuring, asset impairments and other, net	11.5	12.4

Total operating expenses	201.6	209.7

Operating income	43.6	32.7

Other income (expenses), net:
Interest expense	(15.7)	(17.8)
Interest income	0.5	0.3
Other	4.7	(2.5)
Gain on SANYO Semiconductor acquisition	—	24.3

Other income (expenses), net	(10.5)	4.3

Income before income taxes	33.1	37.0
Income tax provision	(4.1)	(0.8)

Net income	29.0	36.2
Less: Net income attributable to minority interests	(0.8)	(0.7)

Net income attributable to ON Semiconductor Corporation	$28.2	$35.5

Comprehensive income:
Net income	$29.0	$36.2
Foreign currency translation adjustments	4.9	0.4
Effects of cash flow hedges	(0.4)	—
Unrealized gain on available-for-sale securities	0.5	—
Amortization of prior service costs of defined benefit plan	0.1	—

Comprehensive income	34.1	36.6
Comprehensive income attributable to minority interests	(0.8)	(0.7)

Comprehensive income attributed to ON Semiconductor Corporation:	$33.3	$35.9

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Weighted average common shares outstanding:
Basic	452.5	441.4

Diluted	460.6	456.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities:
Net income	$29.0	$36.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.1	52.8
Gain on sale and disposal of fixed assets	(1.5)	(2.1)
Non-cash manufacturing expenses associated with favorable supply agreement	—	50.0
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Amortization of debt issuance costs and debt discount	0.5	0.6
Provision for excess inventories	15.8	1.7
Non-cash stock compensation expense	7.4	10.4
Non-cash interest	7.2	8.7
Deferred income taxes	3.2	3.2
Other	(0.5)	(1.0)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	27.3	(36.0)
Inventories	(23.2)	24.7
Other assets	30.2	25.1
Accounts payable	(81.2)	(18.3)
Accrued expenses	13.1	(29.3)
Income taxes payable	(4.7)	(3.0)
Accrued interest	3.5	3.7
Deferred income on sales to distributors	(18.5)	20.0
Other long-term liabilities	(0.3)	2.5

Net cash provided by operating activities	68.4	125.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(50.4)	(88.7)
Purchase of businesses, net of cash acquired	—	(57.6)
Proceeds from sales of property, plant and equipment	1.9	—
Deposits utilized for purchases of property, plant and equipment	(9.6)	—
Recovery from insurance on property, plant and equipment	11.5	—
Proceeds from held-to-maturity securities	99.7	—
Purchase of held-to-maturity securities	(163.3)	—
Change in restricted cash	—	142.1

Net cash used in investing activities	(110.2)	(4.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9
Proceeds from debt issuance	2.0	15.2
Proceeds from exercise of stock options	4.8	41.1
Payment of capital lease obligation	(11.4)	(9.9)
Purchase of treasury stock	(5.3)	(7.6)
Repayment of long-term debt	(15.6)	(19.6)

Net cash (used in) provided by financing activities	(25.5)	21.1

Effect of exchange rate changes on cash and cash equivalents	(5.5)	0.2

Net (decrease) increase in cash and cash equivalents	(72.8)	142.7
Cash and cash equivalents, beginning of period	652.9	623.3

Cash and cash equivalents, end of period	$580.1	$766.0

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

The accompanying unaudited financial statements as of March 30, 2012, and for the three months ended March 30, 2012 and April 1, 2011, respectively, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Revision of Prior Period Financial Statements

The Company has retrospectively adjusted the consolidated statement comprehensive income for the quarter ended April 1, 2011, primarily related to adjustments to the purchase price allocation of the SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) acquisition, which resulted in a reduction of the gain on the SANYO Semiconductor acquisition. The Company originally reported a gain of $61.3 million which has been retrospectively adjusted to $24.3 million.

The following table presents the effects of the above adjustments on the Company’s consolidated statements of comprehensive income (in millions):

	For the Quarter Ended April 1, 2011
	As reported	As revised
Other income (expenses), net:
Other	$(0.2)	$(2.5)
Gain on SANYO Semiconductor acquisition	61.3	24.3
Net income attributable to ON Semiconductor Corporation	$74.8	$35.5

Net income per common share attributable to ON Semiconductor Corporation
Basic	$0.17	$0.08

Diluted	$0.16	$0.08

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 2: Goodwill and Intangible Assets

Goodwill

The following table summarizes the original goodwill by relevant operating segment as of March 30, 2012 and December 31, 2011 (in millions):

	Balance as of March 30, 2012				Balance as of December 31, 2011
	Original Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Original Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Automotive, Industrial, Medical and Mil-Aero	$556.6	$(4.2)	$(406.0)	$146.4	556.6	(4.2)	(406.0)	146.4
Computing & Consumer Products	29.1	(5.6)	—	23.5	29.1	(5.6)	—	23.5
Standard Products	37.7	—	(8.9)	28.8	37.7	—	(8.9)	28.8

	$623.4	$(9.8)	$(414.9)	$198.7	$623.4	$(9.8)	$(414.9)	198.7

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of March 30, 2012, there were no triggering events which would require the Company to perform an impairment analysis.

Intangible Assets

Intangible assets, net were as follows as of March 30, 2012 and December 31, 2011 (in millions):

	March 30, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.2)	$—	$—	$5.7	5-12
Customer relationships	280.3	(77.0)	(26.8)	(3.2)	173.3	5-18
Patents	43.7	(12.0)	—	—	31.7	12
Developed technology	146.2	(39.2)	—	(2.0)	105.0	5-12
Trademarks	14.0	(3.9)	—	—	10.1	15
In-process research and development	2.5	—	—	(2.5)	—

Total intangibles	$500.6	$(140.3)	$(26.8)	$(7.7)	$325.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	December 31, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.0)	$—	$—	$5.9	5-12
Customer relationships	280.3	(71.9)	(26.5)	(3.2)	178.7	5-18
Patents	43.7	(10.4)	—	—	33.3	12
Developed technology	145.6	(35.5)	—	(2.0)	108.1	5-12
Trademarks	14.0	(3.4)	—		10.6	15
In-process research and development	3.1	—	—	(2.5)	0.6

Total intangibles	500.6	(129.2)	(26.5)	(7.7)	337.2

Amortization expense for intangible assets amounted to $11.1 million for the quarter ended March 30, 2012, none of which was included in cost of revenues; and was $10.3 million for the quarter ended April 1, 2011, of which $0.6 million was included in cost of revenues. The Company is currently amortizing fourteen projects totaling $33.4 million through developed technology relating to projects that were originally classified as in-process research and development at the time of acquisition, but which now have been completed and are being amortized over a weighted average useful life of 8.5 years. Amortization expense for intangible assets, is expected to be as follows over the next five years, and thereafter (in millions):

Total
Remainder of 2012	$33.3
2013	39.7
2014	38.5
2015	37.4
2016	34.4
Thereafter	142.5

Total estimated amortization expense	$325.8

Note 3: New Accounting Pronouncements

ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”) and ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”)

ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the previous option to report other comprehensive income and its components in the statement of changes in equity. While ASU 2011-05 changes the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted this guidance effective in the first quarter of fiscal 2012. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 did not have a material impact on the Company’s Consolidated Financial Statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the consolidated statement of comprehensive income for the quarter ended March 30, 2012 is as follows (in millions):

	Restructuring	Other	Total
Three months ended March 30, 2012
Thailand facility closure	$1.5	$1.8	$3.3
Aizu facility closure	5.8	0.1	5.9
SANYO Semiconductor consolidation	—	2.3	2.3

Total	$7.3	$4.2	$11.5

The following is a rollforward of the accrued restructuring charges from December 31, 2011 to March 30, 2012 (in millions):

	Balance as of December 31, 2011	Charges	Usage	Adjustments	Balance as of March 30, 2012
Estimated employee separation charges:	$8.9	$7.3	$(1.5)	$(0.8)	$13.9

Estimated costs to exit:	$8.4	$2.4	$(0.5)	$—	$10.3

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2012 or had not been completed as of March 30, 2012, are as follows:

Thailand Facility Closure

Cumulative charges of $15.2 million, net of adjustments, have been recognized through March 30, 2012, related to the 2011 announced plan to close our probe, assembly and test operations in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility as a result of the flooding in these regions. During the fourth quarter of 2011, a total of approximately 1,600 employees were asked to resign due to such closures. As of March 30, 2012, a total of 45 employees remained to be exited. For the quarter ended March 30, 2012, the Company recorded employee separation charges of approximately $1.5 million related to these terminations. Additionally, the Company recorded net other charges of $1.8 million, which represented $2.3 million of costs incurred associated with the closure and partial closure of these facilities, partially offset by $0.5 million of additional insurance proceeds. These charges have been included in restructuring, asset impairments and other, net on the consolidated statement of comprehensive income for the three months ended March 30, 2012.

The accrued liability associated with employee separation charges as of March 30, 2012 was $0.8 million.

Aizu Facility Closure

Cumulative charges of $75.9 million, net of adjustments, have been recognized through March 30, 2012, related to the announced closure of the Company’s Aizu facility, for cost savings purposes. As of March 30, 2012, a total of 207 employees were notified that their employment with the Company would be terminated due to the closure of the Aizu facility. As of March 30, 2012, none of these employees had been exited. For the quarter ended March 30, 2012, the Company recognized restructuring charges of $5.8 million related to severance benefits for employees required to give further services prior to receiving these termination benefits. Additionally, the Company recorded $0.1 million of additional exit costs associated with this closure. These charges have been included in restructuring, asset impairments and other, net on the consolidated statement of comprehensive income for the three months ended March 30, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The accrued liability associated with employee separation charges at the Aizu facility as of March 30, 2012 was $11.5 million. Additionally, the Company expects to incur additional employee separation charges of $2.8 million and $2.9 million of exit costs during the remainder of 2012 associated with this closure.

SANYO Semiconductor Consolidation

Cumulative charges of $12.3 million, net of adjustments, have been recognized through March 30, 2012, related to the 2011 announced plans to integrate and restructure the operations of SANYO Semiconductor and the Company, in part, for cost savings purposes. For the quarter ended March 30, 2012, the Company recorded an incremental $2.3 million of exit costs relating to the consolidation of factories. These charges have been included in restructuring, asset impairments and other, net on the consolidated statement of comprehensive income for the three months ended March 30, 2012.

2011 Global Workforce Reduction

Cumulative charges of $2.5 million, net of adjustments, have been recognized through March 30, 2012 related to the announced plans to reduce worldwide personnel for cost savings purposes. During the third quarter of 2011, a total of 42 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the first quarter of 2012, six of these employees still remained employed by the Company. We expect that all remaining notified individuals will be officially separated from the Company in the fourth quarter of 2012, with all related benefit payments being made in the same period. As of March 30, 2012, the Company had accrued $1.4 million for employee separation charges associated with this activity.

2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility

Cumulative charges of $4.3 million, have been recognized through March 30, 2012, related to the 2011 closure of the Phoenix, Arizona wafer manufacturing facility.

In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona wafer manufacturing facility for cost saving purposes. A total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of March 30, 2012, 10 of these employees remained employed by the Company. The Company had $0.1 million accrued for employee separation charges for the remaining 10 employees who are expected to be separated by the end of the third quarter of 2012.

Acquisition of AMIS Holdings, Inc. (“AMIS”)

The Company had $8.1 million of accrued liabilities for estimated costs to exit certain activities of AMIS which was acquired in March 2008, of which $0.1 million were for employee separation costs and $8.0 million were for exit costs outstanding as of March 30, 2012. During the quarter ended March 30, 2012, the Company paid decommissioning costs resulting from the shutdown of a fabrication facility of $0.1 million. All payments related to these activities are expected to be completed by the end of the third quarter of fiscal 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 5: Balance Sheet Information

	March 30, 2012	December 31, 2011
	(in millions)	(in millions)
Receivables, net:
Accounts receivable	$431.6	$464.3
Less: Allowance for doubtful accounts	(6.3)	(7.1)

	$425.3	$457.2

Inventories:
Raw materials	$61.8	$58.8
Work in process	414.2	430.8
Finished goods	157.7	147.8

	$633.7	$637.4

Property, plant and equipment, net:
Land	$74.3	$76.6
Buildings	537.7	539.3
Machinery and equipment	1,997.6	1,943.0

Total property, plant and equipment	2,609.6	2,558.9
Less: Accumulated depreciation	(1,454.1)	(1,449.4)

	$1,155.5	$1,109.5

Accrued expenses:
Accrued payroll	$127.9	$125.2
Sales related reserves	53.8	45.5
Restructuring reserves	24.2	17.3
Accrued pension liability	9.8	11.4
Other	22.8	40.4

	$238.5	$239.8

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(41.6)	$(46.5)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.2)
Effect of cash flow hedges	(0.4)	—
Unrealized gain on available for sale securities	0.5	—

	$(41.6)	$(46.7)

Included in accumulated other comprehensive loss as of March 30, 2012, and December 31, 2011, is $18.9 million and $18.5 million, respectively, of foreign currency translation gains related to our Aizu, Japan facility. As further described in Note 4: “Restructuring, Asset Impairments and Other, Net,” the Company intends to close its Aizu, Japan facility during 2012. After the operational closure is complete, the Company will proceed to liquidate and wind-down the legal entity. As required by accounting standards, when the liquidation is substantially complete, the Company will recognize in results of operations any amount remaining in accumulated other comprehensive income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Warranty Reserves

The activity related to our warranty reserves for the three months ended March 30, 2012 and April 1, 2011, respectively, is as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
Beginning Balance	$5.8	$3.3
Provision	0.1	0.6
Usage	(0.2)	—

Ending Balance	$5.7	$3.9

Defined Benefit Plans

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 30, 2012, the total accrued pension liability for underfunded plans was $67.5 million, of which the current portion of $9.8 million was classified as accrued expenses. As of December 31, 2011, the total accrued pension liability for underfunded plans was $83.3 million, of which the current portion of $11.4 million, was classified as accrued expenses. As of March 30, 2012 and December 31, 2011, the total pension asset for overfunded plans was $12.5 million and $12.4 million, respectively. The components of the Company’s net periodic pension expense for the quarters ended March 30, 2012 and April 1, 2011 are as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
Service cost	$2.2	$2.3
Interest cost	1.3	1.3
Expected return on plan assets	(1.0)	(1.0)
Amortization of prior service cost	0.1	0.1

Total net periodic pension cost	$2.6	$2.7

Multiemployer Defined Benefit Plans

Included in other long-term liabilities as of March 30, 2012 and December 31, 2011, are the estimated liabilities of $140.1 million and $151.0 million, respectively, which represent the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in certain SANYO Electric Co. Ltd., (“SANYO Electric”) multiemployer defined benefit pension plans from which the Company intends to withdraw. During the quarters ended March 30, 2012 and April 1, 2011, the Company recorded $2.9 million and $2.9 million, respectively, of expense associated with the Company’s participation in the SANYO Electric multiemployer pension plans.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	March 30, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.22% and 2.33%, respectively (1)	330.3	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.3 million and $2.0 million, respectively) (2)	95.9	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $4.9 million and $6.6 million, respectively) (3)	90.1	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $21.6 million and $24.5 million, respectively) (4)	210.8	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $21.1 million and $22.0 million, respectively) (5)	177.5	176.6
Loan with Hong Kong bank, interest payable weekly at 1.99% and 2.04%, respectively	40.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 2.01% and 2.01%, respectively	65.5	68.2
Loans with Chinese bank due 2013, interest payable quarterly at 4.33% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.72% and 1.71%, respectively	3.1	3.5
Loan with Singapore bank, interest payable weekly at 1.97% and 1.97%, respectively	27.0	25.0
Loan with British finance company, interest payable monthly at 1.95% and 2.42%, respectively	10.9	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	31.2	31.6
U.S. equipment financing payable monthly through 2015 at 3.23%	10.1	10.8
Capital lease obligations	89.6	100.9

Long-term debt, including current maturities	1,189.0	1,207.0
Less: Current maturities	(377.1)	(370.1)

Long-term debt	$811.9	$836.9

(1)	This loan represents Semiconductor Component Industries, LLC (“SCI LLC”) unsecured loan with SANYO Electric, which is guaranteed by the Company.
(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to the Company at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at the option of the Company on or after April 15, 2012. See Note 15: “Subsequent Events” of this Form 10-Q for the discussion of the retirement of the Zero Coupon Convertible Senior Subordinated Notes due 2024.
(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Expected maturities relating to the Company’s long-term debt as of March 30, 2012 are as follows (in millions):

Expected Maturities
Remainder of 2012	353.7
2013	328.6
2014	75.3
2015	63.5
2016	262.2
Thereafter	153.6

Total	$1,236.9

For purposes of the table above, the convertible debt issuances are assumed to mature at their respective put dates. The table also reflects aggregate principal payments of $622.2 million relating to the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B.

Debt Guarantees

ON Semiconductor is the sole issuer of the Zero Coupon Convertible Senior Subordinated Notes due 2024, the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). See Note 14: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	March 30, 2012	April 1, 2011
Net income applicable to ON Semiconductor Corporation	$28.2	$35.5

Basic weighted average common shares outstanding	452.5	441.4
Add: Incremental shares for:
Dilutive effect of stock options and awards	5.1	10.8
Dilutive effect of convertible notes	3.0	3.8

Diluted weighted average common shares outstanding	460.6	456.0

Net income per common share attributable to ON Semiconductor Corporation
Basic:	$0.06	$0.08

Diluted:	$0.06	$0.08

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Basic income per common share is computed by dividing net income attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of restricted stock units is calculated by applying the treasury stock method. Common shares related to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares for the period have been anti-dilutive and were excluded from the diluted net income per share calculation. The excluded option shares were 11.3 million and 6.1 million for the quarters ended March 30, 2012 and April 1, 2011, respectively.

The incremental shares related to the Company’s Zero Coupon Convertible Senior Subordinated Notes due 2024, 2.625% Convertible Senior Subordinated Notes due 2026 (including Series B notes), and the 1.875% Convertible Senior Subordinated Notes due 2025 (collectively, the “Convertible Notes”) is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). Under the net share settlement calculation, the Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes, as of the end of the period, or as described in ASC 260, for year-to-date calculations. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations.

Equity

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended March 30, 2012 were $5.3 million, for which the Company withheld 591,174 shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of March 30, 2012, but may be reissued or retired by the Company at a later date.

At December 31, 2011, the minority interest balance was $25.3 million. This balance was increased to $26.1 million at March 30, 2012 due to the minority interest’s $0.8 million share of the earnings for the quarter.

At December 31, 2010, the minority interest balance was $22.0 million. This balance increased to $22.7 million at April 1, 2011 due to the minority interest’s $0.7 million share of the earnings for the quarter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units and employee stock purchase plan (“ESPP”) for the quarters ended March 30, 2012 and April 1, 2011 were comprised as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
Cost of revenues	$1.4	$1.9
Research and development	1.6	2.0
Selling and marketing	1.6	1.9
General and administrative	2.8	4.6

Share-based compensation expense before income taxes	$7.4	$10.4

Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$7.4	$10.4

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At March 30, 2012, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $10.0 million. At March 30, 2012, total unrecognized share-based compensation expense, net of forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $45.9 million. The total intrinsic value of stock options exercised during the quarter ended March 30, 2012 was $3.4 million. The Company recorded cash received from the exercise of stock options of $4.8 million and no related tax benefits during the quarter ended March 30, 2012.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the quarters ended March 30, 2012 and April 1, 2011 was $3.41 per share and $4.22 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Quarter Ended
	March 30, 2012	April 1, 2011
Volatility	46.7%	41.0%
Risk-free interest rate	0.9%	2.1%
Expected term	4.8 years	4.9 years

Share-based compensation expense recognized in the Consolidated statement of comprehensive income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

options were estimated to be approximately 11% and 12% in the quarters ended March 30, 2012 and April 1, 2011, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 4% and 12% in the quarters ended March 30, 2012 and April 1, 2011, respectively.

Shares Available

As of December 31, 2011, there was an aggregate of 17.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (the “Amended and Restated SIP”) and 4.1 million shares available for issuance under the ESPP. As of March 30, 2012, there was an aggregate of 11.5 million shares of common stock available for grant under the Amended and Restated SIP and 4.1 million shares available for issuance under the ESPP.

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Quarter Ended March 30, 2012
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2011	18.7	$7.70
Granted	1.4	8.40
Exercised	(0.9)	4.99
Canceled	(0.2)	7.63

Outstanding at March 30, 2012	19.0	$7.88	4.6	$29.8

Exercisable at March 30, 2012	14.8	7.84	4.1	$25.2

Additional information about stock options outstanding at March 30, 2012 with exercise prices less than or above $9.01 per share, the closing price of the Company’s common stock at March 30, 2012, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.01	8.5	$6.04	3.5	$7.74	12.0	$6.54
Above $9.01	6.3	$10.28	0.7	$9.73	7.0	$10.22

Total Outstanding	14.8	$7.84	4.2	$8.07	19.0	$7.88

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of March 30, 2012, and changes during the three months ended March 30, 2012 (number of shares in millions):

	Quarter Ended March 30, 2012
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2011	9.6	$7.95
Granted	3.1	8.40
Released	(2.0)	5.75
Forfeited	(0.1)	8.69

Nonvested shares of restricted stock units at March 30, 2012	10.6	$8.49

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 30, 2012 (in millions):

Remainder of 2012	24.3
2013	20.6
2014	16.8
2015	14.1
2016	12.3
Thereafter	26.6

Total	$114.7

Other Contingencies

The Company’s headquarters in Phoenix, Arizona are located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola, Inc. (“Motorola”), and now Freescale Semiconductor, Inc. (“Freescale”), have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization (“Recapitalization”), Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

As part of the Recapitalization, the Company was granted various manufacturing facilities, one of which was located in the Czech Republic. In regards to this site, the Company has ongoing remediation projects to respond to releases of hazardous substances that occurred prior to the Recapitalization during the years that this facility was operated by government-owned entities. In each case, the remediation project consists primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of March 30, 2012 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flow.

The Company’s facility in Aizu, Japan is located on property where soil and ground water contamination has been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company is working with local authorities to determine the appropriate remediation actions and expects remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between the Company and the prior owner or covered by insurance subject to a deductible. Based on information available, any costs to the Company in connection with this matter are not expected to be material.

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. The Company’s senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of March 30, 2012. A bank guarantee issued on behalf of the Company under a non-reusable commitment credit with the bank has an outstanding amount of $3.6 million as of March 30, 2012. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of the Company’s European subsidiaries in the amount of $3.0 million, but had not done so as of March 30, 2012. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility and its non-reusable commitment credit totaling $10.1 million as of March 30, 2012.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages which totaled approximately $110.1 million as of March 30, 2012. The Company is also a guarantor of SCI LLC’s unsecured loan with SANYO Electric, which had a balance of $330.3 million as of March 30, 2012. See Note 6: “Long-Term Debt” for further information on this loan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

For its operating leases, the Company expects to make cash payments and similarly incur expenses totaling $114.7 million as payments come due. The Company has not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “Court”) captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor and alleges generally that (1) ON Semiconductor’s 2010 proxy statement contained materially false and misleading information regarding the Amended and Restated SIP in violation of the federal securities laws; (2) the Amended and Restated SIP was defective and, thus, any awards made pursuant to the Amended and Restated SIP would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Amended and Restated SIP. The Company moved to dismiss the lawsuit. On March 2, 2012, the parties entered into a stipulation of settlement (the “Settlement Stipulation”) that sets forth the terms of a settlement which, if approved by the Court, will result in the dismissal of this action. In the Settlement Stipulation, the Company and the other individual defendants have denied and continue to deny that they committed any of the wrongful acts alleged in this lawsuit, and maintain that they have diligently, scrupulously, and meticulously complied with their fiduciary and other legal duties. On March 2, 2012, the parties submitted for the Court’s approval the Settlement Stipulation and other papers needed to effect a resolution of this lawsuit. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on our consolidated financial position, results of operations, or cash flows.

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, the Company (through its subsidiary SANYO Semiconductor) has received a request from one of its customers to pay to the customer an amount currently estimated by the customer to be approximately $20.0 million in respect of costs incurred or to be incurred by the customer and its customers in remedying certain alleged failures of SANYO Semiconductor products sold to the customer prior to the Company’s acquisition of SANYO Semiconductor. The Company is conducting investigations and evaluations of this matter, including fact finding and assessing possible liability, available defenses, mitigating circumstances and possible third party indemnity coverage. It is difficult to predict with certainty the ultimate loss exposure to ON Semiconductor; however, management believes that a number of defenses are available to the Company and it would expect to defend itself vigorously against any formal claim that may be asserted. While the Company makes no assurances or guarantees as to the outcome of this claim, based upon its current knowledge, the Company believes that the final result of this matter will have no material effect on its consolidated financial position, results of operations, or cash flows.

On December 27, 2011, 112 former employees of the Company’s subsidiary SANYO Semiconductor Thailand (“SSTH”), whose manufacturing operations were located in the Rojana Industrial Park in Ayutthaya, Thailand (“Rojana Park”), filed complaints with the Labor Region 1 Court in Lopburi Province in Thailand, seeking damages against SSTH for unfair termination under Thailand’s labor laws. On January 19, 2012, four additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. On March 19, 2012, 46 additional former employees filed similar complaints with the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Labor Region 1 Court in Lopburi Province in Thailand against SSTH. All the cases are based on the widespread flooding in Thailand that occurred in the fourth quarter of 2011 and affected the Rojana Park. The floods severely damaged SSTH’s buildings, equipment and other property at its Rojana Park location. As a result, the Company decided to cease SSTH’s operations in Thailand and SSTH asked its employees to resign. The lawsuits seek a total of approximately $25.4 million, which includes alleged damages for: (1) wages calculated based on the employee’s last wage rate from the date of termination through the date of retirement; (2) mental anguish; (3) lost bonuses; and/or (4) other damages. The Company is currently evaluating the facts and legal issues and it is difficult at this time to predict with certainty the ultimate loss exposure to ON Semiconductor for this matter. The Company denies the substantive allegations of the lawsuits and expects to vigorously defend against them.

See Part I, Item 1 “Business-Government Regulation” of the 2011 Form 10-K for information on certain environmental matters.

Note 10: Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2012 and December 31, 2011 (in millions):

	March 30, 2012	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$431.0	$431.0	$455.3	$455.3
Treasuries	92.6	92.6	131.1	131.1
Commercial paper	54.2	54.2	50.9	50.9
Corporate bonds	2.3	2.3	15.6	15.1
Other Current Assets
Foreign currency exchange contracts	$0.4	$0.4	$0.7	$0.7

Liabilities:
Foreign currency exchange contracts	$0.2	$0.2	$0.1	$0.1

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $312.2 million is classified as held-to-maturity securities and is carried at amortized cost, which excludes $0.2 million of unrealized losses as of March 30, 2012.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

As of March 30, 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at March 30, 2012 and December 31, 2011 are as follows (in millions):

	March 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$574.3	$716.5	$567.1	$683.9
Long-term debt	$483.9	$453.3	$496.6	$462.0

The fair value of the Convertible Notes was estimated based on quoted market prices. The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt and consideration of credit and default risk at March 30, 2012 and December 31, 2011.

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

As of March 30, 2012 and December 31, 2011, the Company had net outstanding foreign exchange contracts in a sell position with a net notional amount of $170.2 million and $203.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and transactions being hedged. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of March 30, 2012 and December 31, 2011 (in millions):

	March 30, 2012		December 31, 2011
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Chinese Renminbi	$(8.4)	$8.4	$(12.8)	$12.8
Euro	(38.2)	38.2	(30.8)	30.8
Japanese Yen	(68.5)	68.5	(100.0)	100.0
Malaysian Ringgit	29.4	29.4	29.4	29.4
Other Currencies	6.9	25.7	7.6	30.4

	$(78.8)	$170.2	$(106.6)	$203.4

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of March 30, 2012, the counterparty on the Company’s foreign exchange contracts

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For March 30, 2012 and April 1, 2011, realized and unrealized foreign currency transaction gains/losses totaled a gain of $4.7 million and a loss of $2.5 million, respectively.

Cash Flow Hedges

The Company is exposed to global market risks associated with fluctuations in interest rates and foreign currency exchange rates. The Company addresses these risks through controlled management that includes the use of derivative financial instruments to economically hedge or reduce these exposures. The Company does not enter into derivative financial instruments for trading or speculative purposes.

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign-currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. All the contracts mature within 12 months and upon maturity the amount recorded in accumulated other comprehensive income are reclassified into earnings.The Company documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of March 30, 2012, was approximately $46.0 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar, and Philippine Peso/U.S. Dollar currency pairs.

For the quarter ended March 30, 2012, the Company recorded a loss of $0.4 million, recognized in other comprehensive income on derivatives associated with cash flow hedges. As of March 30, 2012 the Company had liability balances for contracts designated as cash flow hedging instruments of $0.2 million, which were classified as other liabilities. For the quarter ended April 1, 2011, there was no cash flow hedging activity.

As of March 30, 2012 and April 1, 2011, the Company had balances for contracts not designated as hedging instruments of $0.4 million and $0.4 million, which was classified as other assets. Additionally, as of April 1, 2011, the Company had liability balances for contracts not designated as hedging instruments of $0.7 million, which were classified as other liabilities.

Note 12: Supplemental Disclosures of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For Quarters Ended
	March 30, 2012	April 1, 2011
Non-cash financing activities:
Capital expenditures in accounts payable	$105.0	$55.1
Equipment acquired or refinanced through capital leases	$—	$8.3
Cash (received) paid for:
Interest income	$(0.5)	$(0.3)
Interest expense	$8.5	$9.1
Income taxes	$4.6	$2.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 13: Segment Information

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

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters ended March 30, 2012 and April 1, 2011, respectively, are as follows (in millions):

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended March 30, 2012:
Revenues from external customers	$138.3	$203.4	$196.8	$205.9	$744.4
Segment gross profit	$52.5	$91.3	$73.5	$39.9	$257.2
Segment operating income (loss)	$20.9	$19.7	$46.9	$(20.4)	$67.1
For quarter ended April 1, 2011:
Revenues from external customers	$155.7	$208.7	$228.1	$278.1	$870.6
Segment gross profit	$63.7	$104.3	$86.2	$4.4	$258.6
Segment operating income (loss)	$27.4	$32.5	$54.6	$(42.8)	$71.7

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
Gross profit for reportable segments	$257.2	$258.6
Unallocated amounts:
Other unallocated manufacturing costs	$(12.0)	$(16.2)

Gross profit	$245.2	$242.4

Operating income for reportable segments	$67.1	$71.7
Unallocated amounts:
Restructuring and other charges	(11.5)	(12.4)
Other unallocated manufacturing costs	(12.0)	(16.2)
Other unallocated operating expenses	—	(10.4)

Operating income	$43.6	$32.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
United States	$111.3	$127.2
Other Americas	9.4	6.2
United Kingdom	105.8	109.9
Belgium	0.1	0.9
China	218.3	269.9
Japan	115.2	125.4
Singapore	143.5	170.8
Other Asia/Pacific	40.8	60.3

	$744.4	$870.6

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	March 30, 2012	December 31, 2011
United States	$261.0	$257.5
China	94.5	96.7
Other Europe	129.0	117.9
Malaysia	172.6	164.5
Philippines	209.6	204.0
Other Asia/Pacific	82.4	56.2
Japan	125.3	130.2
Belgium	68.4	70.0
Other Americas	12.7	12.5

	$1,155.5	$1,109.5

For the quarters ended March 30, 2012, and April 1, 2011, there was no individual customer which accounted for more than 10.0% of the Company’s total revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 14: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the Convertible Notes. ON Semiconductor’s domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc., PulseCore Holdings (Cayman) Inc., California Micro Devices, Sound Design Technologies, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC and Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of March 30, 2012
Cash and cash equivalents	$—	$232.7	$(0.9)	$348.3	$—	$580.1
Short-term investments	—	312.2	—	—	—	312.2
Receivables, net	—	56.9	—	368.4	—	425.3
Inventories	—	35.8	—	605.5	(7.6)	633.7
Other current assets	—	9.9	—	66.9	—	76.8
Deferred income taxes, net of allowances	—	5.5	—	4.8	—	10.3

Total current assets	—	653.0	(0.9)	1,393.9	(7.6)	2,038.4
Property, plant and equipment, net	—	258.3	2.7	897.3	(2.8)	1,155.5
Deferred income taxes, net of allowances	—	—	—	30.1	—	30.1
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	147.8	—	207.1	(29.1)	325.8
Investments and other assets	2,086.9	1,341.2	61.0	852.9	(4,261.3)	80.7

Total assets	$2,086.9	$2,526.0	$100.1	$3,417.0	$(4,300.8)	$3,829.2

Accounts payable	$—	$31.3	$—	$377.3	$—	$408.6
Accrued expenses	—	56.8	0.8	179.2	1.7	238.5
Income taxes payable	—	(8.4)	—	11.2	—	2.8
Accrued interest	3.8	0.2	—	0.2	—	4.2
Deferred income on sales to distributors	—	39.7	—	113.8	—	153.5
Deferred income taxes, net of allowances	—	—	—	29.6	—	29.6
Current portion of long-term debt	186.0	70.9	—	120.2	—	377.1

Total current liabilities	189.8	190.5	0.8	831.5	1.7	1,214.3
Long-term debt	388.4	375.3	—	48.2	—	811.9
Other long-term liabilities	—	25.8	0.4	221.2	—	247.4
Deferred income taxes, net of allowances	—	5.5	—	15.6	—	21.1
Intercompany	0.3	(303.2)	(51.5)	148.9	205.5	—

Total liabilities	578.5	293.9	(50.3)	1,265.4	207.2	2,294.7
Common stock	5.1	0.3	50.9	147.2	(198.4)	5.1
Additional paid-in capital	3,125.6	2,716.6	238.4	1,359.5	(4,314.5)	3,125.6
Accumulated other comprehensive loss	(41.6)	(41.6)	—	(34.5)	76.1	(41.6)
Accumulated deficit	(1,174.1)	(443.2)	(138.9)	679.4	(97.3)	(1,174.1)
Less: treasury stock, at cost	(406.6)	—	—	—	—	(406.6)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,508.4	2,232.1	150.4	2,151.6	(4,534.1)	1,508.4
Minority interests in consolidated subsidiaries	—	—	—	—	26.1	26.1

Total equity	1,508.4	2,232.1	150.4	2,151.6	(4,508.0)	1,534.5

Total liabilities and equity	$2,086.9	$2,526.0	$100.1	$3,417.0	$(4,300.8)	$3,829.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011
Cash and cash equivalents	$—	304.5	(0.2)	$348.6	—	$652.9
Short-term investments	—	248.6	—	—	—	248.6
Receivables, net	—	64.7	—	392.5	—	457.2
Inventories	—	36.2	—	599.3	1.9	637.4
Other current assets	—	7.5	—	114.1	—	121.6
Deferred income taxes, net of allowances	—	5.5	—	4.5	—	10.0

Total current assets	—	667.0	(0.2)	1,459.0	1.9	2,127.7
Property, plant and equipment, net	—	255.2	2.3	854.5	(2.5)	1,109.5
Deferred income taxes, net of allowances	—	—	—	34.2	—	34.2
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	152.3		215.0	(30.1)	337.2
Investments and other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2

Total assets	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

Accounts payable	$—	$32.8	0.1	418.9	—	$451.8
Accrued expenses	—	61.0	0.8	176.3	1.7	239.8
Income taxes payable	—	(0.1)	—	7.6	—	7.5
Accrued interest	0.6	—	—	0.1	—	0.7
Deferred income on sales to distributors	—	43.7	—	128.3	—	172.0
Deferred income taxes, net of allowances	—	—	—	33.6	—	33.6
Current portion of long-term debt	182.6	74.1	—	113.4	—	370.1

Total current liabilities	183.2	211.5	0.9	878.2	1.7	1,275.5
Long-term debt	384.5	393.8	—	58.6	—	836.9
Other long-term liabilities	—	26.6	0.4	233.1	—	260.1
Deferred income tax, net of allowances	—	5.5	—	12.0	—	17.5
Intercompany	0.3	(318.2)	(54.5)	166.9	205.5	—

Total liabilities	568.0	319.2	(53.2)	1,348.8	207.2	2,390.0
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,113.5	2,711.2	238.4	1,359.2	(4,308.8)	3,113.5
Accumulated other comprehensive loss	(46.7)	(46.7)	—	(39.2)	85.9	(46.7)
Accumulated deficit	(1,202.3)	(480.3)	(137.6)	629.6	(11.7)	(1,202.3)
Less: treasury stock, at cost	(401.3)	—	—	—	—	(401.3)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,468.2	2,184.5	151.7	2,096.5	(4,432.7)	1,468.2
Minority interests in consolidated subsidiaries	—	—	—	—	25.3	25.3

Total equity	1,468.2	2,184.5	151.7	2,096.5	(4,407.4)	1,493.5

Total liabilities and equity	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended March 30, 2012
Revenues	$—	$185.6	$—	$893.5	$(334.7)	$744.4
Cost of product revenues	—	116.1	0.2	708.1	(325.2)	499.2

Gross profit	—	69.5	(0.2)	185.4	(9.5)	245.2

Research and development	—	43.2	2.6	45.6	—	91.4
Selling and marketing	—	17.1	0.2	28.3	—	45.6
General and administrative	—	15.2	0.2	26.6	—	42.0
Amortization of acquisition related intangible assets	—	4.5	—	7.6	(1.0)	11.1
Restructuring, asset impairments and other, net	—	—	—	11.5	—	11.5

Total operating expenses	—	80.0	3.0	119.6	(1.0)	201.6

Operating income (loss)	—	(10.5)	(3.2)	65.8	(8.5)	43.6
Interest expense	(10.9)	(2.3)	—	(2.5)	—	(15.7)
Interest income	—	0.3	—	0.2	—	0.5
Other	—	6.2	—	(1.5)	—	4.7
Equity in earnings	39.1	34.9	1.9	—	(75.9)	—

Income (loss) before income taxes	28.2	28.6	(1.3)	62.0	(84.4)	33.1
Income tax provision	—	8.5	—	(12.6)	—	(4.1)

Net income (loss)	28.2	37.1	(1.3)	49.4	(84.4)	29.0
Net income attributable to minority interest	—	—	—	—	(0.8)	(0.8)

Net income (loss) attributable to ON Semiconductor Corporation	$28.2	$37.1	$(1.3)	$49.4	$(85.2)	$28.2

Comprehensive income:
Net income	$28.2	$37.1	$(1.3)	$49.4	$(84.4)	$29.0
Foreign currency translation adjustments	4.9	0.8	—	4.1	(4.9)	4.9
Effects of cash flow hedges	(0.4)	(0.4)	—	—	0.4	(0.4)
Unrealized gain on available-for-sale securities	0.5	—	—	0.5	(0.5)	0.5
Amortization of prior service costs of defined benefit plan	0.1	—	—	0.1	(0.1)	0.1

Comprehensive income	33.3	37.5	(1.3)	54.1	(89.5)	34.1
Comprehensive income attributable to minority interest	—	—	—	—	(0.8)	$(0.8)

Comprehensive income attributable to ON Semiconductor Corporation:	$33.3	$37.5	$(1.3)	$54.1	$(90.3)	$33.3

Net cash (used in) provided by operating activities	$—	$(31.3)	$(0.2)	$99.9	$—	$68.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11.2)	(0.5)	(38.7)	—	(50.4)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(9.6)	—	(9.6)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to-maturity securities	—	99.7	—	—	—	99.7
Purchase of held-to-maturity securities	—	(163.3)	—	—	—	(163.3)

Net cash used in investing activities	—	(74.8)	(0.5)	(34.9)	—	(110.2)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(23.3)	—	23.3	—	—
Intercompany loan repayments	—	70.2	—	(70.2)	—	—
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Proceeds from exercise of stock options	—	4.8	—	—		4.8
Payment of capital lease obligation	—	(11.0)	—	(0.4)		(11.4)
Purchase of treasury stock	—	(5.3)	—	—	—	(5.3)
Repayment of long term debt	—	(1.1)	—	(14.5)	—	(15.6)

Net cash provided by (used in) financing activities	—	34.3	—	(59.8)	—	(25.5)

Effect of exchange rate changes on cash and cash equivalents				(5.5)		(5.5)

Net increase (decrease) in cash and cash equivalents	—	(71.8)	(0.7)	(0.3)	—	(72.8)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6		652.9

Cash and cash equivalents, end of period	$—	$232.7	$(0.9)	$348.3	$—	$580.1

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended April 1, 2011
Revenues	$—	$208.6	$—	$1,003.1	$(341.1)	$870.6
Cost of product revenues	—	154.9	0.3	805.9	(332.9)	628.2

Gross profit	—	53.7	(0.3)	197.2	(8.2)	242.4

Research and development	—	59.3	3.0	28.8	—	91.1
Selling and marketing	—	21.4	0.3	27.7	—	49.4
General and administrative	—	27.4	0.2	19.5	—	47.1
Amortization of acquisition related intangible assets	—	4.4	—	6.3	(1.0)	9.7
Restructuring, asset impairments and other, net	—	—	—	12.4	—	12.4

Total operating expenses	—	112.5	3.5	94.7	(1.0)	209.7

Operating income (loss)	—	(58.8)	(3.8)	102.5	(7.2)	32.7
Interest expense	(12.9)	(2.2)	—	(2.7)	—	(17.8)
Interest income	—	0.1	—	0.2	—	0.3
Other	—	4.1	—	(6.6)	—	(2.5)
Gain (loss) on SANYO Semiconductor acquisition	—	24.3	—	—	—	24.3
Loss on debt repurchase	—	—	—	—	—	—
Equity in earnings	48.4	42.6	1.7	—	(92.7)	—

Income (loss) before income taxes	35.5	10.1	(2.1)	93.4	(99.9)	37.0
Income tax provision	—	12.2	—	(13.0)	—	(0.8)

Net income (loss)	35.5	22.3	(2.1)	80.4	(99.9)	36.2
Net income (loss) attributable to minority interest	—	—	—	—	(0.7)	(0.7)

Net income (loss) attributable to ON Semiconductor Corporation	$35.5	$22.3	$(2.1)	$80.4	$(100.6)	$35.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Comprehensive income (loss):
Net income (loss)	$35.5	$22.3	$(2.1)	$80.4	$(99.9)	$36.2
Foreign currency translation adjustments	0.4	0.4	—	—	(0.4)	0.4

Comprehensive income	35.9	22.7	(2.1)	80.4	(100.3)	36.6
Comprehensive income attributable to minority interests	—	—	—	—	(0.7)	(0.7)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$35.9	$22.7	$(2.1)	$80.4	$(101.0)	$35.9

Net cash provided by operating activities	$—	$69.3	$(0.1)	$56.4	$—	$125.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(20.9)	(0.1)	(67.7)	—	(88.7)
Purchase of a business, net of cash acquired	—	53.0	—	(110.6)	—	(57.6)
Purchase of restricted cash	—	142.1	—	—	—	142.1

Net cash used in investing activities	—	174.2	(0.1)	(178.3)	—	(4.2)

Cash flows from financing activities:
Intercompany loans	—	(375.1)	—	375.1	—	—
Intercompany loan repayments	—	144.8	—	(144.8)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	1.9	—	—	—	1.9
Proceeds from debt issuance	—	—	—	15.2	—	15.2
Proceeds from exercise of stock options	—	41.1	—	—	—	41.1
Payment of capital lease obligation	—	(10.0)	—	0.1	—	(9.9)
Purchase of treasury stock	—	(7.6)	—	—	—	(7.6)
Repayment of long term debt	—	(0.3)		(19.3)	—	(19.6)

Net cash used in financing activities	—	(205.2)	—	226.3	—	21.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2

Net increase (decrease) in cash and cash equivalents	—	38.3	(0.2)	104.6	—	142.7
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$430.6	$(0.2)	$335.6	$—	766.0

(1)	ON Semiconductor is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 15: Subsequent Events

Retirement of the Zero Coupon Convertible Senior Subordinated Notes due 2024

On April 16, 2012, the Company exercised its call option relating to its Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, the Company paid the gross principal amount of approximately $96.2 million to the holders of the notes and retired the outstanding obligation.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Voluntary Retirement Program at SANYO Semiconductor Subsidiaries

On April 13, 2012 the Company initiated a voluntary retirement program for employees of certain of its SANYO Semiconductor subsidiaries. Under the program, the Company intends to reduce the employment levels at these subsidiaries by up to approximately 500 employees. The ultimate cost of the program will depend on several factors, including the years of service and salary levels of employees that apply for early retirement under the program. Given the voluntary nature of the program, the costs associated with the program will be recorded when the retirement offer is accepted by the impacted employees. The Company estimates recording a charge ranging from $40.0 million to $50.0 million related to this program during the second quarter of 2012. This estimated charge excludes amounts related to the pension benefit impact that may be recognized subsequent to the employees’ retirement. The Company’s pension and related benefit plans allow for benefit payment elections by the employee and the Company’s pension liability balances reflect actuarial assumptions related to these elections. As these employees make their actual elections at retirement, the pension obligation will be determined and as a result the Company will record an adjustment to the pension liability to reflect the impact of employee elections as compared to the actuarial assumptions. Accordingly, the Company cannot reasonably estimate the related impact until the employee elections are known.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2012, and our unaudited consolidated financial statements for the fiscal quarter ended March 30, 2012, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2011 Form 10-K.

Company Highlights for the Quarter Ended March 30, 2012

•	Total revenues of $744.4 million

•	Gross margin of 32.9 percent

•	Net income per fully diluted share of $0.06

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 4.9% during 2012 through 2014. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as helpful, third party projections and estimates.

Business Overview

We are a supplier of high performance silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits (“ASICs”) use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, medical, industrial, smart grid and military/aerospace. Applications for our products in these markets include portable electronics, computers, game consoles, servers, automotive and industrial control systems, LED lighting, power supplies, networking and telecommunications gear and automated test equipment.

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio comprises approximately 40,500 products and we shipped approximately 8.9 billion units in the first three months of 2012 as compared to 10.6 billion units in the first three months of 2011. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

We are organized into four operating segments, which also represent four reporting segments: computing and consumer products group; automotive, industrial, medical and mil-aero products group; standard products group; and SANYO Semiconductor products group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Customers

We have approximately 417 direct customers worldwide, and we also service approximately 275 significant original equipment manufacturers (“OEMs”) indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading OEMs in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, Delphi, LG Electronics, Motorola Mobility, Motorola Solutions, Panasonic, Schneider, GE, Honeywell, Broadcom, Siemens, Nokia, Cisco Systems, and Sony Ericsson; (2) electronic manufacturing service providers, such as Flextronics, Celestica, Benchmark Electronic, and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, World Peace and Yosun.

Operating Facilities

Our primary domestic design operations are located in Arizona, California, Idaho, Oregon, Rhode Island and Texas, as well as foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Korea, Romania and Switzerland. Additionally, we currently operate domestic manufacturing facilities in Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, the Czech Republic, Japan, Malaysia, the Philippines and Vietnam.

New Product Innovation

As a result of our research and development initiatives, we introduced 285 new product families in 2011. During the first three months of 2012, we introduced an additional 68 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Over the past year, we believe the business environment has experienced significant uncertainty and volatility in the United States and Europe along with softening demand. These factors combined with the on-going impact of the flooding in Thailand, have either impacted us directly or have affected our customers and suppliers, which in turn has affected our business, including sales, our production capacity, and results of operations.

Outlook

ON Semiconductor Q2 2012 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $745.0 million to $785.0 million in the second quarter of 2012. Backlog levels for the second quarter of 2012 represent approximately 80% to 85% of our anticipated second quarter 2012 revenues. We estimate average selling prices for the second quarter of 2012 will be down approximately 1% to 2% compared to the first quarter of 2012. For the second quarter of 2012, we estimate that gross margin as a percentage of revenues will be approximately 34% to 35%. See also Note 15: “Subsequent Events” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for information on the voluntary retirement program at certain SANYO Semiconductor subsidiaries that was initiated on April 30, 2012 and is expected to result in a charge ranging from $40.0 million to $50.0 million during the second quarter of 2012.

Results of Operations

Quarter Ended March 30, 2012 Compared to Quarter ended April 1, 2011

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 30, 2012 and April 1, 2011. The amounts in the following table are in millions:

	Quarter Ended
	March 30, 2012	April 1, 2011	Dollar Change
Revenues	$744.4	$870.6	$(126.2)
Cost of revenues	499.2	628.2	(129.0)

Gross profit	245.2	242.4	2.8
Operating expenses:
Research and development	91.4	91.1	0.3
Selling and marketing	45.6	49.4	(3.8)
General and administrative	42.0	47.1	(5.1)
Amortization of acquisition-related intangible assets	11.1	9.7	1.4
Restructuring, asset impairments and other, net	11.5	12.4	(0.9)

Total operating expenses	201.6	209.7	(8.1)

Operating income	43.6	32.7	10.9

Other income (expenses), net:
Interest expense	(15.7)	(17.8)	2.1
Interest income	0.5	0.3	0.2
Other	4.7	(2.5)	7.2
Gain on SANYO Semiconductor acquisition	—	24.3	(24.3)

Other income (expenses), net	(10.5)	4.3	(14.8)

Income before income taxes and minority interests	33.1	37.0	(3.9)
Income tax provision	(4.1)	(0.8)	(3.3)

Net income	29.0	36.2	(7.2)
Net income attributable to minority interests	(0.8)	(0.7)	(0.1)

Net income attributable to ON Semiconductor Corporation	$28.2	$35.5	$(7.3)

Revenues

Revenues were $744.4 million and $870.6 million for the quarters ended March 30, 2012 and April 1, 2011, respectively. The decrease in the first quarter of 2012 as compared to the first quarter of 2011 was primarily due to a reduction in revenues related to our SANYO Semiconductor products group of $72.2 million. Additionally, volume and mix declined approximately 12% combined with a reduction in average selling prices of 3%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended March 30, 2012	As a % of Revenue	Quarter Ended April 1, 2011	As a % of Revenue
Computing & Consumer Products Group	$138.3	19%	$155.7	18%
Automotive, Industrial, Medical and Mil-Aero Products Group	203.4	27%	208.7	24%
Standard Products Group	196.8	26%	228.1	26%
SANYO Semiconductor Products Group	205.9	28%	278.1	32%

Total revenues	$744.4		$870.6

Revenues from the computing and consumer products group decreased $17.4 million or 11% from the first quarter of 2011 to the first quarter of 2012. The decrease can be attributed to a $15.5 million or 12% decrease in revenues from analog products combined with a $1.9 million or 8% decrease in revenues from standard logic products.

Revenues from the automotive, industrial, medical and mil-aero products group decreased $5.3 million or 3% from the first quarter of 2011 to the first quarter of 2012. The decrease is primarily attributed to revenue decreases from memory products of $4.3 million or 22% and analog products of $1.2 million or 6%, partially offset by revenue increases attributed to TMOS products of 35%, foundry products of 23% and ASIC products of 1%.

Revenues from the standard products group decreased $31.3 million or 14% from the first quarter of 2011 to the first quarter of 2012. The revenue decrease is primarily attributed to decreases from discrete standard products of $20.4 million or 16% and TMOS standard products of $11.6 million or 16%.

Revenues from the SANYO Semiconductor products group decreased $72.2 million or 26% from the first quarter of 2011 to the first quarter of 2012 mainly due to a reduction in demand partially attributed to the continued effects from the Thailand flooding, combined with ongoing strengthening of the Japanese yen which reduced our reported revenue for yen based sales.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended March 30, 2012	As a % of Revenue	Quarter Ended April 1, 2011	As a % of Revenue
Americas	$120.7	16%	$133.4	15%
Asia/Pacific	517.8	70%	626.3	72%
Europe	105.9	14%	110.9	13%

Total	$744.4	100%	$870.6	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended March 30, 2012 and April 1, 2011, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

The gross profit by reportable segment for the quarters March 30, 2012 and April 1, 2011 was as follows (in millions):

	Quarter Ended March 30, 2012	As a % of Segment Revenue	Quarter Ended April 1, 2011	As a % of Segment Revenue
Computing & Consumer Products Group	$52.5	38.0%	$63.7	40.9%
Automotive, Industrial, Medical and Mil-Aero	91.3	44.9%	104.3	50.0%
Standard Products Group	73.5	37.3%	86.2	37.8%
SANYO Semiconductor Products Group	39.9	19.4%	4.4	1.6%

Gross profit by segment	$257.2		$258.6
Unallocated Manufacturing (1)	(12.0)	(1.6)%	(16.2)	(1.9)%

Total gross profit	$245.2	32.9%	$242.4	27.8%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $245.2 million in the first quarter of 2012 compared to $242.4 million in the first quarter of 2011. The gross profit increase of $2.8 million in the first quarter of 2012 is primarily attributable to the SANYO Semiconductor products group, partially offset by a decline in computing and consumer products, automotive, industrial, medical and mil-aero products group and standard products group. The $35.5 million increase in gross profit for the SANYO Semiconductor products group was driven by the impact of not having the expensing of fair market value of inventory and non-cash manufacturing expenses in the first quarter of 2012, partially offset by increased inventory reserves of $10.5 million. The reduction in gross profit from computing and consumer products, automotive, industrial, medical and mil-aero products and standard products was mainly driven by reductions in average selling prices and an unfavorable change in volume and mix in these segments.

Gross profit as a percentage of revenues increased from 27.8% in the first quarter of 2011 to 32.9% in the first quarter of 2012, primarily due to increased gross margin of our SANYO Semiconductor segment, which included the impact of the expensing of the step-up in fair market value of inventory of $20.3 million and $50.0 million of expensing of non-cash manufacturing expenses in the first quarter of 2011. For the remaining segments, the gross margin decreased due to lower average selling prices during the first quarter of 2012.

Operating Expenses

Research and development expenses were $91.4 million in the first quarter of 2012 compared to $91.1 million in the first quarter of 2011, representing an increase of $0.3 million or 0.3%. Research and development expenses represented 12.3% and 10.5% of revenues for the first quarter of 2012 and the first quarter of 2011, respectively. Research and development expense remained flat primarily due to increased research and development expense associated with our acquisitions, offset by decreased in performance bonus as a result of our lack of achievement of certain financial goals and a decrease in share based compensation.

Selling and marketing expenses were $45.6 million in the first quarter of 2012 compared to $49.4 million in the first quarter of 2011, representing a decrease of $3.8 million or 7.7%. Selling and marketing expenses represented 6.1% and 5.7% of revenues for the first quarter of 2012 and the first quarter of 2011, respectively. The decrease in selling and marketing expenses was primarily due to decreased salaries and wages due to mandatory vacation, decrease in performance bonus as a result of our lack of achievement of certain financial goals, decrease in share based compensation and decreases in travel associated with acquisition related travel.

General and administrative expenses were $42.0 million in the first quarter of 2012 compared to $47.1 million in the first quarter of 2011, representing a decrease of $5.1 million or 10.8%. General and administrative expenses represented 5.6% and 5.4% of revenues for first quarter of 2012 and the first quarter of 2011, respectively. The decrease in general and administrative expenses was primarily due to consultants associated with acquisition related activities, decrease in performance bonus as a result of our lack of achievement of certain financial goals and decreases in share based compensation expense, partially offset by increases in other miscellaneous expenses.

Other Operating Expenses

The following table shows the amounts of other operating expenses for the quarter ended March 30, 2012 and April 1, 2012 (in millions):

	Quarter Ended March 30, 2012	Quarter Ended April 1, 2011
Amortization of acquisition-related intangible assets	$11.1	$9.7
Restructuring, asset impairments and other, net	$11.5	$12.4

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $11.1 million and $9.7 million for the quarters ended March 30, 2012 and April 1, 2012, respectively. The increase of $1.4 million was primarily attributed to increased amortization of in-process research and development projects associated with our acquisition of the CMOS Image Sensor Business Unit that were completed during fiscal 2011 and for which amortization did not begin until after the projects were completed.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $11.5 million in the first quarter of 2012 compared to $12.4 million in the first quarter of 2011. The information below summarizes the major activities for the quarter ended March 30, 2012. For detailed information see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

In the fourth quarter of 2011, we announced plans to close our probe, assembly and test operations in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility as a result of the flooding in these regions. During the quarter ended March 30, 2012, we recorded $1.5 million of employee separation charges and other charges of $1.8 million for costs incurred since the announced closures.

During the quarter ended March 30, 2012, we recorded $5.8 million of employee separation charges associated with the October 2011 announced shutdown of our Aizu, Japan wafer manufacturing facility, which is expected to be completed by June 2012.

In January 2011, we acquired SANYO Semiconductor and announced plans to integrate certain operations of SANYO Semiconductor into our existing operations, primarily for cost savings purposes. During the quarter ended March 30, 2012, we recorded $2.3 million in exit costs associated with this program.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended March 30, 2012 and April 1, 2011 is as follows, in millions:

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended March 30, 2012:
Segment operating income (loss)	$20.9	$19.7	$46.9	$(20.4)	$67.1
For quarter ended April 1, 2011:
Segment operating income (loss)	$27.4	$32.5	$54.6	$(42.8)	$71.7

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements is as follows, in millions:

	Quarter Ended
	March 30, 2012	April 1, 2011
Operating income for reportable segments	$67.1	$71.7
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(11.5)	(12.4)
Other unallocated manufacturing costs	(12.0)	(16.2)
Other unallocated operating expenses	—	(10.4)

Operating income	$43.6	$32.7

Interest Expense

Interest expense decreased by $2.1 million to $15.7 million in the first quarter of 2012 compared to $17.8 million in the first quarter of 2011. We recorded amortization of debt discount to interest expense of $7.2 million and $8.7 million for the quarters ended March 30, 2012 and April 1, 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the first quarter of 2012 was $1,198.0 million with a weighted average interest rate of 5.3%, compared to $1,080.5 million and a weighted average interest rate of 6.6% in the first quarter of 2011.

Other

Other expense, which is comprised of foreign currency translation gain or loss, increased $7.2 million from a loss of $2.5 million at April 1, 2011 to a gain of $4.7 million at March 30, 2012. The increase is attributable to the foreign exchange movements on the net underlying exposures that have no offsetting hedge positions.

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

Provision for Income Taxes

The provision for the first quarter 2012 of $4.1 million included $4.4 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during first quarter of 2012.

The provision for the first quarter of 2011 of $0.8 million included $1.2 million for income and withholding taxes of certain of our foreign operations and $0.4 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during first quarter of 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 12.4% for the quarter ended March 30, 2012, which is below the U.S. statutory federal income tax rate of 35%, due to our domestic and foreign tax losses and tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

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

Cash Requirements

Contractual Obligations

During the first quarter of 2012, there have not been any material changes outside of the ordinary course of business to the contractual obligations table contained in our 2011 Form 10-K for the fiscal year ended December 31, 2011. For information on long-term debt see Note 6: “Long-Term Debt”, operating leases see Note 9: “Commitments and Contingencies” and pension plans see Note 5: “Balance Sheet Information” located elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $580.1 million at March 30, 2012. Additionally, our balance of short-term investments was $312.2 million at March 30, 2012. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at March 30, 2012 include approximately $547.1 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of March 30, 2012. A bank guarantee issued on our behalf under a non-reusable commitment credit with the bank had an outstanding amount of $3.6 million as of March 30, 2012. The Belgian bank that issued the guarantee has the right to create a mortgage on the real property of one of our European subsidiaries in the amount of $3.0 million, but had not done so as of March 30, 2012. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility and our non-reusable commitment credit totaling $10.1 million at March 30, 2012.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $110.1 million as of March 30, 2012. We are also a guarantor of SCI LLC’s unsecured loan with SANYO Electric which had a balance of $330.3 million as of March 30, 2012. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for further discussion.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $114.7 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

In connection with the SANYO Semiconductor acquisition, we entered into an operational supply agreement that provides that if we continue to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, including certain seconded employees, we received operation support credits of approximately $301.6 million, of which we have used approximately $222.0 million through March 30, 2012, leaving us a balance of $79.6 million as of March 30, 2012. There are no guarantees that we will be able to fully utilize these credits.

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

See Note 9: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2011 Form 10-K for information on certain environmental matters.

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

Related to the above, see Note 15: “Subsequent Events” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for information on the following: (i) the voluntary retirement program at certain SANYO Semiconductor subsidiaries that was initiated on April 30, 2012 and is expected to result in a charge ranging from $40.0 million to $50.0 million during the second quarter of 2012; and (ii) the retirement, on April 16, 2012, of our Zero Coupon Convertible Senior Subordinated Notes due 2024 when the Company paid a gross principal amount of approximately $96.2 million.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. This evaluation currently includes evaluating the impact of the Thailand flooding and Japan earthquake and resulting tsunami. For example in first quarter of 2012, we paid $50.4 million for capital expenditures, while in the first quarter of 2011 we paid $88.7 million. Our current projection for capital expenditures in 2012 is $200.0 million to $250.0 million, of which our current minimum commitment is $71.5 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Quarter Ended
	March 30, 2012	April 1, 2011
Summarized cash flow from operating activities
Net income	$29.0	$36.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61.1	52.8
Non-cash manufacturing expenses associated with favorable supply agreement	—	50.0
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Non-cash stock compensation expense	7.4	10.4
Non-cash interest	7.2	8.7
Provision for excess inventories	15.8	1.7
Other miscellaneous adjustments	1.7	0.7
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	27.3	(36.0)
Inventories	(23.2)	24.7
Deferred income on sales to distributors	(18.5)	20.0
Other miscellaneous changes in assets and liabilities	(39.4)	(19.3)

Net cash provided by operating activities	$68.4	$125.6

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $824.1 million at March 30, 2012 and has fluctuated between $1,076.2 million and $523.7 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $50.4 million in the first three months of 2012, compared to cash capital expenditures of $88.7 million during the first three months of 2011. We will continue to look for opportunities to make strategic purchases in the future for additional capacity. As a result of the Thailand flooding, we will also have to adjust our capital expenditures to replace the damaged equipment.

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

Key Financing Events

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of March 30, 2012 and December 31, 2011 (dollars in millions):

	March 30, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.22% and 2.33%, respectively (1)	330.3	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.3 million and $2.0 million, respectively) (2)	95.9	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $4.9 million and $6.6 million, respectively) (3)	90.1	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $21.6 million and $24.5 million, respectively) (4)	210.8	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $21.1 million and $22.0 million, respectively) (5)	177.5	176.6
Loan with Hong Kong bank, interest payable weekly at 1.99% and 2.04%, respectively	40.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 2.01% and 2.01%, respectively	65.5	68.2
Loans with Chinese bank due 2013, interest payable quarterly at 4.33% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.72% and 1.71%, respectively	3.1	3.5
Loan with Singapore bank, interest payable weekly at 1.97% and 1.97%, respectively	27.0	25.0
Loan with British finance company, interest payable monthly at 1.95% and 2.42%, respectively	10.9	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	31.2	31.6
U.S. equipment financing payable monthly through 2015 at 3.23%	10.1	10.8
Capital lease obligations	89.6	100.9

Long-term debt, including current maturities	1,189.0	1,207.0
Less: Current maturities	(377.1)	(370.1)

Long-term debt	$811.9	$836.9

(1)	This represents Semiconductor Component Industries, LLC (“SCI LLC’s”) unsecured loan with SANYO Electric, which is guaranteed by us.
(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 may be put back to us at the option of the holders of the notes on April 15 of 2012, 2014 and 2019 or called at our option on or after April 15, 2012. See Note 15: “Subsequent Events” of this Form 10-Q for discussion of the retirement of our Zero Coupon Convertible Senior Subordinated Notes due 2024.
(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to us at the option of the holders of the notes on December 15 of 2016 and 2021 or called at our option on or after December 20, 2016.

Our Convertible Notes are subordinated to the senior indebtedness of ON Semiconductor and its Guarantor Subsidiaries (as defined in Note 14: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this report) on the terms described in the indentures for such notes. As of March 30, 2012, we believe that we were in compliance with the indentures relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024, our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through March 30, 2013.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 3: “New Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

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

Inventories. We carry our inventories not related to an acquisition at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end user demand. These provisions can influence our results of operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

Inventory acquired in the purchase of a business is stated at the lower of cost or market. Upon the acquisition, we estimate the fair value of the inventory as of the acquisition date. The methodology involves stepping up the value of acquired finished goods and work-in-process to expected sales value less variable costs to dispose.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We maintain a valuation allowance for our domestic deferred tax assets and most of our foreign deferred tax assets. Additionally, throughout 2009, 2010, and 2011, no incremental domestic deferred tax benefits were recognized.

Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment is assessed when the undiscounted expected cash flows derived for an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our assets that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value. When material, these gains are recorded in the restructuring, asset impairments and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

Goodwill. We evaluate our goodwill for potential impairment on an annual basis or whenever events or circumstances indicate that an impairment may exist. Historically, we were required to test goodwill using a two-step process. We now have the option to first assess qualitative factors prior to proceeding with the two-step quantitative evaluation process. The first step of the two-step quantitative evaluation in the goodwill impairment test, used to identify potential impairment, compares the estimated fair value of the reporting unit containing our goodwill with the related carrying amount. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step is unnecessary. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We perform our annual impairment analysis as of the first day of the fourth quarter of each year. We determine the fair value of each reporting unit using the income approach, which is based on the present value of estimated future cash flows, using management’s assumptions and forecasts as of the acquisition date. Our methodologies used for valuing goodwill have not changed.

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

Additionally, we have liabilities associated with our estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or its affiliate multi-employer defined benefit pension plans, from which we intend to withdraw.

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and estimable.

Valuation of Stock Compensation. The fair value of each option grant is estimated as of the date of grant using a lattice-based option valuation model. The lattice model uses: 1) a constant volatility; 2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and 3) the treasury yield curve to calculate the fair value of shares issued for each option grant. We continue to use the Black-Scholes option-pricing model to calculate the fair value of shares issued under the 2000 Employee Stock Purchase Plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At March 30, 2012, our long-term debt (including current maturities) totaled $1,189.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $706.5 million. We do have interest rate exposure with respect to the $482.5 million balance on our variable interest rate debt outstanding as of March 30, 2012. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at March 30, 2012 and December 31, 2011 was $170.2 million and $203.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Substantially, all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including, Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $12.7 million as of March 30, 2012, assuming no offsetting hedge positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note: 9 “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2011 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are the uncertainty surrounding natural disasters such as the ongoing impact of the recent flooding in Thailand, including our ability to effectively shift production to other facilities in order to maintain supply continuity and related revenues for our customers, the fact that the timing of events could differ materially from those anticipated, uncertainties as to restructuring, impairment and other costs and charges including the potential for unanticipated charges and/or lost revenues not currently contemplated. Other factors include our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings (including the voluntary retirement program for employees in our SANYO Semiconductor Products Group), significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2011 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Unit Award Agreement under ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under file number File No. 000-30419.

(1)	Management contract or compensatory plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 3, 2012	By:	/ S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Unit Award Agreement under ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under file number File No. 000-30419.

(1)	Management contract or compensatory plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.