Form 10-Q
period 2012-06-29
ON SEMICONDUCTOR CORP
filed 2012-08-03
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 26, 2012:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	455,571,966

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 29, 2012	December 31, 2011
Assets
Cash and cash equivalents	$517.8	$652.9
Short-term investments	238.6	248.6
Receivables, net	439.8	457.2
Inventories	659.7	637.4
Other current assets	88.8	121.6
Deferred income taxes, net of allowances	10.0	10.0

Total current assets	1,954.7	2,127.7
Property, plant and equipment, net	1,201.4	1,109.5
Deferred income taxes, net of allowances	33.1	34.2
Goodwill	198.7	198.7
Intangible assets, net	314.8	337.2
Other assets	68.0	76.2

Total assets	$3,770.7	$3,883.5

Liabilities, Non-Controlling Interests and Stockholders’ Equity
Accounts payable	$416.4	$451.8
Accrued expenses	283.4	239.8
Income taxes payable	4.2	7.5
Accrued interest	0.9	0.7
Deferred income on sales to distributors	152.2	172.0
Deferred income taxes, net of allowances	32.3	33.6
Current portion of long-term debt (See Note 6)	265.3	370.1

Total current liabilities	1,154.7	1,275.5
Long-term debt (See Note 6)	805.0	836.9
Other long-term liabilities	246.6	260.1
Deferred income taxes, net of allowances	19.8	17.5

Total liabilities	2,226.1	2,390.0

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 507,233,966 and 502,452,084 shares issued, 455,115,270 and 451,284,220 shares outstanding, respectively)	5.1	5.0
Additional paid-in capital	3,133.6	3,113.5
Accumulated other comprehensive loss	(44.7)	(46.7)
Accumulated deficit	(1,167.2)	(1,202.3)
Less: treasury stock, at cost; 52,118,696 and 51,167,864 shares, respectively	(409.6)	(401.3)

Total ON Semiconductor Corporation stockholders’ equity	1,517.2	1,468.2
Non-controlling interests in consolidated subsidiaries	27.4	25.3

Total equity	1,544.6	1,493.5

Total liabilities and equity	$3,770.7	$3,883.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenues	$744.8	$905.8	$1,489.2	$1,776.4
Cost of product revenues	486.5	639.7	985.7	1,267.9

Gross profit	258.3	266.1	503.5	508.5
Operating expenses:
Research and development	97.8	89.2	189.2	180.3
Selling and marketing	47.0	51.2	92.6	100.6
General and administrative	40.9	52.3	82.9	99.4
Amortization of acquisition-related intangible assets	11.1	11.4	22.2	21.1
Restructuring, asset impairments and other, net	34.6	5.1	46.1	17.5

Total operating expenses	231.4	209.2	433.0	418.9

Operating income	26.9	56.9	70.5	89.6

Other income (expenses), net:
Interest expense	(14.1)	(17.8)	(29.8)	(35.6)
Interest income	0.3	0.2	0.8	0.5
Other	2.3	(1.0)	7.0	(3.5)
Gain on SANYO Semiconductor acquisition	—	—	—	24.3

Other income (expenses), net	(11.5)	(18.6)	(22.0)	(14.3)

Income before income taxes	15.4	38.3	48.5	75.3
Income tax provision	(7.2)	(3.2)	(11.3)	(4.0)

Net income	8.2	35.1	37.2	71.3
Less: Net income attributable to non-controlling interests	(1.3)	(0.8)	(2.1)	(1.5)

Net income attributable to ON Semiconductor Corporation	$6.9	$34.3	$35.1	$69.8

Comprehensive income:
Net income	$8.2	$35.1	$37.2	$71.3
Foreign currency translation adjustments	(2.6)	0.1	2.3	4.4
Effects of cash flow hedges	(0.3)	—	(0.7)	—
Unrealized gain (loss) on available-for-sale securities	(0.2)	—	0.3	—
Amortization of prior service costs of defined benefit plan	—	—	0.1	0.2

Comprehensive income	5.1	35.2	39.2	75.9
Comprehensive income attributable to non-controlling interests	(1.3)	(0.8)	(2.1)	(1.5)

Comprehensive income attributed to ON Semiconductor Corporation	$3.8	$34.4	$37.1	$74.4

Net income per common share attributable to ON Semiconductor Corporation
Basic	$0.02	$0.08	$0.08	$0.16

Diluted	$0.02	$0.07	$0.08	$0.15

Weighted average common shares outstanding:
Basic	454.5	446.2	453.5	443.8

Diluted	457.5	461.5	459.1	460.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income	$37.2	$71.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.4	109.9
Gain on sale and disposal of fixed assets	(2.0)	(5.1)
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Amortization of debt issuance costs and debt discount	1.1	1.2
Provision for excess inventories	27.3	3.8
Non-cash stock compensation expense	12.6	20.9
Non-cash interest	13.2	17.6
Deferred income taxes	2.0	(9.2)
Other	(0.6)	(0.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	16.0	(32.5)
Inventories	(53.6)	43.6
Other assets	10.7	4.3
Accounts payable	(73.9)	(43.2)
Accrued expenses	49.1	(17.3)
Income taxes payable	(3.3)	(1.7)
Accrued interest	0.2	0.1
Deferred income on sales to distributors	(19.8)	38.2
Other long-term liabilities	(10.1)	4.2

Net cash provided by operating activities	127.5	261.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(114.7)	(173.5)
Purchase of businesses, net of cash acquired	—	(17.9)
Proceeds from sales of property, plant and equipment	1.9	3.3
Deposits utilized for purchases of property, plant and equipment	(2.5)	—
Recovery from insurance on property, plant and equipment	11.5	—
Proceeds from held-to-maturity securities	232.6	—
Purchase of held-to-maturity securities	(222.6)	(112.2)
Change in restricted cash	—	142.1

Net cash used in investing activities	(93.8)	(158.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	2.3	4.0
Proceeds from debt issuance	2.0	41.3
Proceeds from exercise of stock options	5.3	57.1
Payment of capital lease obligations	(21.2)	(18.6)
Purchase of treasury stock	(8.3)	(12.1)
Repayment of long-term debt	(146.5)	(43.8)

Net cash (used in) provided by financing activities	(166.4)	27.9

Effect of exchange rate changes on cash and cash equivalents	(2.4)	2.0

Net (decrease) increase in cash and cash equivalents	(135.1)	133.3
Cash and cash equivalents, beginning of period	652.9	623.3

Cash and cash equivalents, end of period	$517.8	$756.6

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

The accompanying unaudited financial statements as of June 29, 2012, and for the three and six months ended June 29, 2012 and July 1, 2011, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; estimates of future payouts for customer incentives, warranties, and restructuring activities; assumptions surrounding future pension obligations and related trust returns; the fair value of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

Revision of Prior Period Financial Statements

The Company has retrospectively adjusted the consolidated statements of comprehensive income for the three and six months ended July 1, 2011, primarily related to adjustments to the purchase price allocation of the SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) acquisition, which resulted in a reduction of the gain on the SANYO Semiconductor acquisition. The Company reported a gain of $69.1 million for the six months ended July 1, 2011, which has been retrospectively adjusted to $24.3 million in accordance with Accounting Standards Codification (“ASC”) 815 Business Combinations. Additionally, the Company corrected amounts recognized for foreign exchange gains and losses that were associated with the SANYO Semiconductor business.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the effects of the above items on the Company’s consolidated statements of comprehensive income (in millions):

	For the Quarter Ended July 1, 2011		For the Six Months Ended July 1, 2011
	As reported	As revised	As reported	As revised
Other income (expenses), net:
Other	$5.7	$(1.0)	$5.5	$(3.5)
Gain on SANYO Semiconductor acquisition	—	—	69.1	24.3
Net income attributable to ON Semiconductor Corporation	$41.0	$34.3	$123.6	$69.8

Net income per common share attributable to ON Semiconductor Corporation
Basic	$0.09	$0.08	$0.28	$0.16

Diluted	$0.09	$0.07	$0.27	$0.15

Note 2: New Accounting Pronouncements

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

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes the original goodwill by relevant operating segment as of June 29, 2012 and December 31, 2011 (in millions):

	Balance as of June 29, 2012			Balance as of December 31, 2011
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Automotive, Industrial, Medical and Mil-Aero Products Group	$552.4	$(406.0)	$146.4	$552.4	$(406.0)	$146.4
Computing & Consumer Products Group	23.5	—	23.5	23.5	—	23.5
Standard Products Group	37.7	(8.9)	28.8	37.7	(8.9)	28.8

	$613.6	$(414.9)	$198.7	$613.6	$(414.9)	$198.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. As of June 29, 2012, there were no triggering events which would require the Company to perform an impairment analysis.

Intangible Assets

Intangible assets, net were as follows as of June 29, 2012 and December 31, 2011 (in millions):

	June 29, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.3)	$—	$—	$5.6	5-12
Customer relationships	280.3	(81.8)	(26.7)	(3.2)	168.6	5-18
Patents	43.7	(13.6)	—	—	30.1	12
Developed technology	146.2	(43.4)	—	(2.0)	100.8	5-12
Trademarks	14.0	(4.3)	—	—	9.7	15
In-process research and development	2.5	—	—	(2.5)	—

Total intangibles	$500.6	$(151.4)	$(26.7)	$(7.7)	$314.8

	December 31, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.0)	$—	$—	$5.9	5-12
Customer relationships	280.3	(71.9)	(26.5)	(3.2)	178.7	5-18
Patents	43.7	(10.4)	—	—	33.3	12
Developed technology	145.6	(35.5)	—	(2.0)	108.1	5-12
Trademarks	14.0	(3.4)	—	—	10.6	15
In-process research and development	3.1	—	—	(2.5)	0.6

Total intangibles	$500.6	$(129.2)	$(26.5)	$(7.7)	$337.2

Amortization expense for intangible assets amounted to $11.1 million and $22.2 million for the quarter and six months ended June 29, 2012, none of which was included in cost of revenues; and was $11.9 million and $22.2 million for the quarter and six months ended July 1, 2011, of which $0.5 million and $1.1 million was included in cost of revenues. The Company is currently amortizing fourteen projects having an original cost of $33.4 million through developed technology relating to projects that were originally classified as in-process research and development at the time of acquisition, but which now have been completed and are being

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amortized over a weighted-average useful life of 8.5 years. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

Total
Remainder of 2012	$22.3
2013	39.7
2014	38.5
2015	37.4
2016	34.4
Thereafter	142.5

Total estimated amortization expense	$314.8

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, asset impairments and other, net” caption on the consolidated statement of comprehensive income for the six months ended June 29, 2012 is as follows (in millions):

	Restructuring	Other	Total
Three months ended June 29, 2012
Voluntary retirement program at SANYO Semiconductor	$42.5	$(11.7)	$30.8
Thailand facility closure	1.4	—	1.4
Aizu facility closure	2.0	—	2.0
2011 global workforce reduction	0.2	—	0.2
Acquisition of AMIS Holdings	0.2	—	0.2

Total	$46.3	$(11.7)	$34.6

Six months ended June 29, 2012
Voluntary retirement program at SANYO Semiconductor	$42.5	$(11.7)	$30.8
Thailand facility closure	4.7	—	4.7
Aizu facility closure	7.8	0.1	7.9
SANYO Semiconductor consolidation	2.3	—	2.3
2011 global workforce reduction	0.2	—	0.2
Acquisition of AMIS Holdings	0.2	—	0.2

Total	$57.7	$(11.6)	$46.1

The following is a rollforward of the accrued restructuring charges from December 31, 2011 to June 29, 2012 (in millions):

	Balance as of December 31, 2011	Charges	Usage	Adjustments	Balance as of June 29, 2012
Estimated employee separation charges:	$8.9	$52.0	$(3.3)	$(0.6)	$57.0

Estimated costs to exit:	$8.4	$5.7	$(9.9)	$(0.1)	$4.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2012 or had not been completed as of June 29, 2012, are as follows:

Voluntary Retirement Program at SANYO Semiconductor

In the second quarter of 2012, the Company initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During the second quarter of 2012, a total of 540 employees accepted voluntary retirement packages. Substantially all of these employees were exited by the end of June, with 58 employees having retirement dates during the second half of 2012. For the quarter and six months ended June 29, 2012, the Company recorded employee separation charges of approximately $42.5 million related to this program. As a result of the headcount reduction, the Company adjusted the pension and related retirement liabilities associated with these employees, which resulted in a benefit of $11.7 million, which is recorded as other charges. Due to the significance of these headcount reductions, the Company remeasured the assets and liabilities associated with these retirement plans. See Note 5: “Balance Sheet Information” for additional information relating to the adjustment to the pension and related retirement liabilities associated with this remeasurement.

As of June 29, 2012, the accrued liability associated with employee separation charges was $41.6 million. The Company expects to incur additional severance of $3.5 million related to outplacement services, which are expected to be completed by the end of 2012.

Thailand Facility Closure

Cumulative charges of $16.6 million, net of adjustments, have been recognized through June 29, 2012, related to the 2011 announced plan to close our probe, assembly and test operations in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility as a result of the flooding in these regions. During the fourth quarter of 2011, a total of approximately 1,600 employees were asked to resign due to such closures. As of June 29, 2012, a total of 7 employees remained to be exited. For the six months ended June 29, 2012, the Company recorded employee separation charges of approximately $1.3 million related to these terminations. Additionally, the Company recorded other charges of $3.4 million, which represented $5.0 million of costs incurred associated with the closure and partial closure of these facilities, partially offset by $0.5 million of additional insurance proceeds and a $1.1 million of gain on the sale of fixed assets.

The accrued liability associated with employee separation charges as of June 29, 2012 was $0.2 million and $1.3 million of accrued exit costs as of June 29, 2012. The Company expects to incur $0.1 million of additional exit costs during the remainder of 2012 for this program. All payments associated with this program are expected to be completed by the end of 2012.

Aizu Facility Closure

Cumulative charges of $77.9 million, net of adjustments, have been recognized through June 29, 2012, related to the announced closure of the Company’s Aizu facility for cost savings purposes. As of June 29, 2012, a total of 206 employees have been notified that their employment with the Company will be terminated due to the closure of the Aizu facility. As of June 29, 2012, one employee had been exited. For the six months ended June 29, 2012, the Company recognized restructuring charges of $7.8 million related to severance benefits for employees required to give further services prior to receiving these termination benefits.

The accrued liability associated with employee separation charges at the Aizu facility was $13.8 million as of June 29, 2012. Additionally, the Company expects to incur additional employee separation charges of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$0.1 million and exit costs of $1.4 million related to long-term contract cancellations, with this closure expected to be completed by the end of the fourth quarter of 2012.

SANYO Semiconductor Consolidation

Cumulative charges of $12.3 million, net of adjustments, have been recognized through June 29, 2012, related to the 2011 announced plans to integrate and restructure the operations of SANYO Semiconductor and the Company, in part for cost savings purposes. For the six months ended June 29, 2012, the Company recorded an incremental $2.3 million of restructuring charges relating to the consolidation of factories.

The accrued liability associated with the SANYO Semiconductor consolidation program for exit costs as of June 29, 2012 was $2.3 million, with no accrual remaining for employee separation charges. The Company expects to incur no additional charges associated with this program and all payments associated with this program are expected to be completed by the end of the fourth quarter of 2012.

2011 Global Workforce Reduction

Cumulative charges of $2.7 million, net of adjustments, have been recognized through June 29, 2012 related to the announced plans to reduce worldwide personnel for cost savings purposes. During the third quarter of 2011, a total of 42 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the second quarter of 2012, six of these employees still remained employed by the Company. We expect that all remaining notified individuals will be officially separated from the Company in the fourth quarter of 2012, with all related benefit payments being made in the same period.

As of June 29, 2012, the Company had accrued $1.4 million for employee separation charges associated with this activity, and no exit cost accrual. The Company expects to incur $0.1 million for employee separation charges during the remainder of 2012 and all payments associated with the program are expected to be completed by the end of the fourth quarter of 2012.

2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility

Cumulative charges of $4.3 million have been recognized through June 29, 2012 related to the 2011 closure of the Phoenix, Arizona wafer manufacturing facility.

In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona wafer manufacturing facility for cost saving purposes. A total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of June 29, 2012, all terminations and related termination benefit payments associated with this closure had been completed.

Acquisition of AMIS Holdings, Inc. (“AMIS”)

The Company had $8.1 million of accrued liabilities for estimated costs to exit certain activities of AMIS which was acquired in March 2008, of which $0.1 million were for employee separation costs and $8.0 million were for exit costs outstanding as of December 31, 2011. During the six months ended June 29, 2012, the Company paid decommissioning costs resulting from the shutdown of a fabrication facility of $0.1 million and $7.5 million related to exit costs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The remaining accrued liability of $0.5 million associated with exit costs is expected to be completed by the end of the third quarter of fiscal 2012.

Note 5: Balance Sheet Information

Balance sheet information consists of the following (dollars in millions):

	June 29, 2012	December 31, 2011
Receivables, net:
Accounts receivable	$445.5	$464.3
Less: Allowance for doubtful accounts	(5.7)	(7.1)

	$439.8	$457.2

Inventories:
Raw materials	$67.5	$58.8
Work in process	427.4	430.8
Finished goods	164.8	147.8

	$659.7	$637.4

Property, plant and equipment, net:
Land	$75.4	$76.6
Buildings	557.3	539.3
Machinery and equipment	2,039.7	1,943.0

Total property, plant and equipment	2,672.4	2,558.9
Less: Accumulated depreciation	(1,471.0)	(1,449.4)

	$1,201.4	$1,109.5

Accrued expenses:
Accrued payroll	$132.2	$125.2
Sales related reserves	55.7	45.5
Restructuring reserves	61.1	17.3
Accrued pension liability	10.1	11.4
Other	24.3	40.4

	$283.4	$239.8

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(44.2)	$(46.5)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.2)
Effect of cash flow hedges	(0.7)	—
Unrealized gain on available for sale securities	0.3	—

	$(44.7)	$(46.7)

Included in accumulated other comprehensive loss as of June 29, 2012 and December 31, 2011 is $18.7 million and $18.5 million, respectively, of foreign currency translation gains related to our Aizu facility. As further described in Note 4: “Restructuring, Asset Impairments and Other, Net,” the Company intends to close its Aizu facility during the fourth quarter of 2012. After the operational closure is complete, the Company intends to liquidate and wind-down the legal entity. As required by accounting standards, when the liquidation is

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

substantially complete, the Company will recognize in results of operations any amount remaining in accumulated other comprehensive income.

Warranty Reserves

The activity related to our warranty reserves for the six months ended June 29, 2012 and July 1, 2011, respectively, is as follows (in millions):

	Six Months Ended
	June 29, 2012	July 1, 2011
Beginning Balance	$5.8	$3.9
Provision	1.7	1.2
Usage	(0.4)	(0.5)

Ending Balance	$7.1	$4.6

Defined Benefit Plans

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 29, 2012, the total accrued pension liability for underfunded plans was $91.9 million, of which the current portion of $10.1 million was classified as accrued expenses. As of December 31, 2011, the total accrued pension liability for underfunded plans was $83.3 million, of which the current portion of $11.4 million was classified as accrued expenses. As of June 29, 2012 and December 31, 2011, the total pension asset for overfunded plans was $10.6 million and $12.4 million, respectively. As discussed in Note 4: “Restructuring, Asset Impairments, and Other, Net,” during the quarter ended June 29, 2012, the Company began a voluntary retirement program at SANYO Semiconductor and certain of its subsidiaries and recorded a curtailment gain of $6.6 million in restructuring, asset impairments and other, net. As a result of this restructuring, the Company remeasured the pension assets and liabilities associated with the impacted defined benefit plans that resulted in an actuarial loss of $2.4 million. The components of the Company’s net periodic pension expense for the quarters ended June 29, 2012 and July 1, 2011 are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Service cost	$3.1	$2.1	$5.3	$4.4
Interest cost	1.6	1.3	2.9	2.6
Expected return on plan assets	(1.4)	(1.0)	(2.4)	(2.0)
Amortization of prior service cost	—	0.1	0.1	0.2
Curtailment gain	(6.6)	—	(6.6)	—
Actuarial loss	2.4	—	2.4	—

Total net periodic pension cost	$(0.9)	$2.5	$1.7	$5.2

Multiemployer Defined Benefit Plans

Included in other long-term liabilities as of June 29, 2012 and December 31, 2011 are the estimated liabilities of $126.5 million and $151.0 million, respectively, which represent the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in certain SANYO Electric Co.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Ltd. (“SANYO Electric”) multiemployer defined benefit pension plans from which the Company intends to withdraw. During the quarter and six months ended June 29, 2012 the Company recorded a net benefit of $1.6 million and net expense of $1.3 million and during the quarter and six months ended July 1, 2011 the Company recorded net expenses of $3.8 million and $5.8 million, associated with the Company’s participation in the SANYO Electric multiemployer pension plans. Included in the net benefit above for the quarter ended June 29, 2012 is approximately $5.1 million, which is recorded as a gain in restructuring, asset impairments and other, net related to the multiemployer obligations. During the quarter ended June 29, 2012, the Company completed the withdrawal from one of the multiemployer pension plans and as a result, the estimated net underfunded pension obligation balance of $12.5 million was reclassified to accrued pension liability.

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	June 29, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.21% and 2.33%, respectively (1)	320.9	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.0 million and $2.0 million, respectively) (2)	—	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $3.3 million and $6.6 million, respectively) (3)	91.7	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $18.6 million and $24.5 million, respectively) (4)	213.8	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $20.0 million and $22.0 million, respectively) (5)	178.6	176.6
Loan with Hong Kong bank, interest payable weekly at 2.00% and 2.04%, respectively	33.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 1.99% and 2.01%, respectively	62.8	68.2
Loans with Chinese bank due 2013, interest payable quarterly at 4.32% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.58% and 1.71%, respectively	1.4	3.5
Loan with Singapore bank, interest payable weekly at 1.97% and 1.97%, respectively	20.0	25.0
Loan with British finance company, interest payable monthly at 1.79% and 2.42%, respectively	5.2	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	30.7	31.6
U.S. equipment financing payable monthly through 2015 at 3.23%	9.6	10.8
Capital lease obligations	95.6	100.9

Long-term debt, including current maturities	1,070.3	1,207.0
Less: Current maturities	(265.3)	(370.1)

Long-term debt	$805.0	$836.9

(1)	This loan represents Semiconductor Component Industries, LLC (“SCI LLC”) unsecured loan with SANYO Electric, which is guaranteed by the Company.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid on April 16, 2012. See below for further discussion of the retirement of the Zero Coupon Convertible Senior Subordinated Notes due 2024.
(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of June 29, 2012 are as follows (in millions):

Expected Maturities
Remainder of 2012	$164.1
2013	386.6
2014	80.4
2015	65.8
2016	262.0
Thereafter	153.3

Total	$1,112.2

For purposes of the table above, the convertible debt issuances are assumed to mature at their respective initial put option dates. The table also reflects the assumed retirement of an aggregate of $526.0 million of principal relating to the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B.

Amendment of the Senior Revolving Credit Facility

On June 28, 2012, the Company amended its Senior Revolving Credit Facility to permit certain derivative transactions related to share repurchase transactions.

Retirement of the Zero Coupon Convertible Senior Subordinated Notes due 2024

On April 16, 2012, the Company exercised its call option relating to its Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, the Company paid the gross principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation.

Debt Guarantees

ON Semiconductor is the sole issuer of the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). See Note 14: “Guarantor and Non-Guarantor

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Statements” for the condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net income applicable to ON Semiconductor Corporation	$6.9	$34.3	$35.1	$69.8

Basic weighted average common shares outstanding	454.5	446.2	453.5	443.8
Add: Incremental shares for:
Dilutive effect of stock options and awards	2.8	9.1	4.0	10.0
Dilutive effect of convertible notes	0.2	6.2	1.6	6.2

Diluted weighted average common shares outstanding	457.5	461.5	459.1	460.0

Net income per common share attributable to ON Semiconductor Corporation
Basic:	$0.02	$0.08	$0.08	$0.16

Diluted:	$0.02	$0.07	$0.08	$0.15

Basic income per common share is computed by dividing net income attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Common shares related to the employee stock options where the exercise price exceeded the average market price of the Company’s common shares for the period have been anti-dilutive and were excluded from the diluted net income per share calculation. The excluded option shares were 15.3 million and 5.0 million for the quarters ended June 29, 2012 and July 1, 2011, respectively, and 13.3 million and 5.6 million for the six months ended June 29, 2012 and July 1, 2011, respectively.

The dilutive impact related to the Convertible Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). As described in Note 6: “Long-Term Debt,” the Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid during the quarter ended June 29, 2012, and as a result, there were no incremental shares to include. Under the net share settlement calculation, the Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes, as of the end of the period, or as described in ASC 260, for year-to-date calculations. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Equity

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld by the Company upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter ended June 29, 2012 were $3.0 million, for which the Company withheld approximately 0.4 million shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of June 29, 2012, but may be reissued or retired by the Company at a later date.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance was increased to $27.4 million at June 29, 2012 due to the non-controlling interest’s $2.1 million share of the earnings for the six months then ended on such date.

At December 31, 2010, the non-controlling interest balance was $22.0 million. This balance increased to $23.5 million at July 1, 2011 due to the non-controlling interest’s $1.5 million share of the earnings for the six months then ended on such date.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and employee stock purchase plan (“ESPP”) for the quarters and six months ended June 29, 2012 and July 1, 2011 were comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Cost of revenues	$0.7	$1.7	$2.1	$3.6
Research and development	0.9	1.9	2.5	3.9
Selling and marketing	0.8	1.7	2.4	3.6
General and administrative	2.8	5.2	5.6	9.8

Share-based compensation expense before income taxes	$5.2	$10.5	$12.6	$20.9

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$5.2	$10.5	$12.6	$20.9

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related deferred income tax benefits are recorded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

At June 29, 2012, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $9.2 million. At June 29, 2012, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $34.0 million. The total intrinsic value of stock options exercised during the quarter and six months ended June 29, 2012 was $0.3 million and $3.7 million, respectively. The Company recorded cash received from the exercise of stock options of $0.5 million and $5.3 million and cash from the issuance of shares under the ESPP of $2.3 million and $2.3 million and recorded no related income tax benefits during the quarter and six months ended June 29, 2012, respectively.

During the quarter ended June 29, 2012, the Company reversed approximately $4.0 million in prior recognized share-based compensation expense for certain of its performance-based restricted stock units whose performance measure attainment was deemed to be improbable as of June 29, 2012. The prior expense was recognized from the grant date through March 30, 2012, the close of the Company’s first fiscal quarter of 2012.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options granted during the quarters ended June 29, 2012 and July 1, 2011 was $3.52 per share and $4.28 per share, respectively, and during the six months ended June 29, 2012 and July 1, 2011, was $3.41 per share and $4.23 per share, respectively, and was calculated using the lattice-based model with the following weighted-average assumptions (annualized percentages):

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Volatility	45.4%	45.1%	46.7%	42.1%
Risk-free interest rate	1.0%	2.0%	0.9%	2.1%
Expected term	4.9 years	4.9 years	4.8 years	4.9 years

Share-based compensation expense recognized in the consolidated statement of comprehensive income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 12.0% in the quarters ended June 29, 2012 and July 1, 2011, respectively, and 11.0% and 12.0% for the six months ended June 29, 2012 and July 1, 2011, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 4.0% and 12.0% in the quarters ended June 29, 2012 and July 1, 2011, respectively, and 4.0% and 12.0% for the six months ended June 29, 2012 and July 1, 2011, respectively.

Employee Stock Purchase Plan

The Company uses the Black-Sholes option-pricing model to calculate the fair value of shares issued under the ESPP. The weighted-average fair value of shares issued under the ESPP during the quarter and six months ended June 29, 2012 was $2.18 per share and $2.18 per share, respectively. The weighted-average fair value of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

shares issued under the ESPP during the quarter and six months ended July 1, 2011 was $2.11 per share and $2.07 per share, respectively. The weighted average assumptions used in the pricing model are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Volatility	67.0%	34.0%	67.0%	31.0%
Risk-free interest rate	0.02%	0.10%	0.02%	0.10%
Expected term	0.25 years	0.25 years	0.25 years	0.25 years

Shares Available

As of December 31, 2011, there was an aggregate of 17.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (the “Amended and Restated SIP”) and 4.1 million shares available for issuance under the ESPP. On May 15, 2012, shareholders approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the Company’s 2000 Stock Incentive Plan that have or will become available for grant pursuant to the Amended and Restated SIP . As of June 29, 2012, there was an aggregate of 44.2 million shares of common stock available for grant under the Amended and Restated SIP and 3.7 million shares available for issuance under the ESPP.

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Six Months Ended June 29, 2012
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2011	18.7	$7.70
Granted	1.5	8.42
Exercised	(1.1)	4.99
Canceled	(0.2)	7.79

Outstanding at June 29, 2012	18.9	$7.91	4.3	$10.6

Exercisable at June 29, 2012	15.0	$7.88	3.8	$9.9

Additional information about stock options outstanding at June 29, 2012 with exercise prices less than or above $7.10 per share, the closing price of the Company’s common stock at June 29, 2012, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.10	7.5	$5.78	0.8	$6.23	8.3	$5.82
Above $7.10	7.5	$9.98	3.1	$8.46	10.6	$9.53

Total outstanding	15.0	$7.88	3.9	$8.00	18.9	$7.91

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of June 29, 2012, and changes during the six months ended June 29, 2012 (number of shares in millions):

	Six Months Ended June 29, 2012
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2011	9.6	$7.95
Granted	3.1	8.41
Released	(3.1)	4.98
Forfeited	(0.2)	8.91

Nonvested shares of restricted stock units at June 29, 2012	9.4	$9.08

Stock Grant Awards

During the six months ended June 29, 2012, the Company granted 0.2 million shares of stock grant awards to certain directors of the Company with immediate vesting and a weighted average grant date fair value of $6.52 per share.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 29, 2012 (in millions):

Remainder of 2012	$17.6
2013	22.2
2014	18.7
2015	15.9
2016	14.5
Thereafter	47.2

Total	$136.1

Other Contingencies

The Company’s headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola, Inc. (“Motorola”), and now Freescale Semiconductor, Inc. (“Freescale”), have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization (“Recapitalization”), Motorola retained responsibility for

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of June 29, 2012 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

The Company’s facility in Aizu, Japan is located on property where soil and ground water contamination has been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company is working with local authorities and has begun implementing groundwater remediation actions. The Company expects remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between the Company and the prior owner or covered by insurance, subject to a deductible. Based on information available, any costs to the Company in connection with this matter are not expected to be material.

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. The Company’s senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of June 29, 2012. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.9 million as of June 29, 2012.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$97.9 million as of June 29, 2012. The Company is also a guarantor of SCI LLC’s unsecured loan with SANYO Electric, which had a balance of $320.9 million as of June 29, 2012. See Note 6: “Long-Term Debt” for further information on this loan.

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

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “Court”) captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor and alleges generally that (1) ON Semiconductor’s 2010 proxy statement contained materially false and misleading information regarding the Amended and Restated SIP in violation of the federal securities laws; (2) the Amended and Restated SIP was defective and, thus, any awards made pursuant to the Amended and Restated SIP would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Amended and Restated SIP. The Company moved to dismiss the lawsuit. On March 2, 2012, the parties entered into a stipulation of settlement (the “Settlement Stipulation”) that sets forth the terms of a settlement which, if approved by the Court, will result in the dismissal of this action. In the Settlement Stipulation, the Company and the other individual defendants have denied and continue to deny that they committed any of the wrongful acts alleged in this lawsuit, and maintain that they have diligently, scrupulously, and meticulously complied with their fiduciary and other legal duties. On March 2, 2012, the parties submitted for the Court’s approval the Settlement Stipulation and other papers needed to effect a resolution of this lawsuit. The Court entered an order on June 15, 2012, preliminarily approving the terms of the settlement and scheduling a hearing to consider final approval of the settlement for August 27, 2012. While the Company makes no assurances or guarantees as to the outcome of this proceeding, based upon our current knowledge, the Company believes that the final result of this action will have no material effect on our consolidated financial position, results of operations, or cash flows.

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, the Company (through its subsidiary SANYO Semiconductor) has received a request from one of its customers to pay to the customer an amount currently estimated by the customer to be approximately $20.0 million in respect of costs incurred or to be incurred by the customer and its customers in remedying certain alleged failures of SANYO Semiconductor products sold to the customer prior to the Company’s acquisition of SANYO Semiconductor. The Company is conducting investigations and evaluations of this matter, including fact finding and assessing possible liability, available defenses, mitigating circumstances and possible third party indemnity coverage. It is difficult to predict with reasonable certainty the ultimate loss exposure to ON Semiconductor; however, management believes that a number of defenses are available to the Company and it would expect to defend itself vigorously against any formal claim that may be asserted. While the Company makes no assurances or guarantees as to the outcome of this claim, based upon its current knowledge, the Company believes that the final result of this matter will have no material effect on its consolidated financial position, results of operations, or cash flows.

On December 27, 2011, 112 former employees of the Company’s subsidiary SANYO Semiconductor Thailand (“SSTH”), whose manufacturing operations were located in the Rojana Industrial Park in Ayutthaya, Thailand (“Rojana Park”), filed complaints with the Labor Region 1 Court in Lopburi Province in Thailand,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

seeking damages against SSTH for unfair termination under Thailand’s labor laws. On January 19, 2012, three additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. On March 19, 2012, 46 additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. These cases have recently been consolidated. All the cases are based on the widespread flooding in Thailand that occurred in the fourth quarter of 2011 and affected the Rojana Park. The floods severely damaged SSTH’s buildings, equipment and other property at its Rojana Park location. As a result, the Company decided to cease SSTH’s operations in Thailand and SSTH asked its employees to resign. The lawsuits seek a total of approximately $25.4 million, which includes alleged damages for: (1) wages calculated based on the employee’s last wage rate from the date of termination through the date of retirement; (2) mental anguish; (3) lost bonuses; and/or (4) other damages. The Company is currently evaluating the facts and legal issues and it is difficult at this time to predict with reasonable certainty the ultimate loss exposure to ON Semiconductor for this matter. The Company denies the substantive allegations of the lawsuits and expects to vigorously defend against them.

See Part I, Item 1 “Business-Government Regulation” of the 2011 Form 10-K for information on certain environmental matters.

Note 10: Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2012 and December 31, 2011 (in millions):

	Balance as of June 29, 2012	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$395.0	$395.0	$455.3	$455.3
Treasuries	50.4	50.4	131.1	131.1
Commercial paper	72.4	72.4	50.9	50.9
Corporate bonds	—	—	15.6	15.1
Other Current Assets
Foreign currency exchange contracts	$1.7	$1.7	$0.7	$0.7

Liabilities:
Foreign currency exchange contracts	$0.9	$0.9	$0.1	$0.1

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $238.6 million is classified as held-to-maturity securities and is carried at amortized cost, which excludes $0.1 million of unrealized losses as of June 29, 2012.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at June 29, 2012 and December 31, 2011 are as follows (in millions):

	June 29, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$484.1	$558.4	$567.1	$683.9
Long-term debt	$450.3	$429.1	$496.6	$462.0

The fair value of the Convertible Notes was estimated based on quoted market prices. The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt and consideration of credit and default risk at June 29, 2012 and December 31, 2011.

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

As of June 29, 2012 and December 31, 2011, the Company had outstanding foreign exchange contracts in a net sell position with a net notional amount of $197.8 million and $203.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of June 29, 2012 and December 31, 2011 (in millions):

	June 29, 2012		December 31, 2011
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Chinese Renminbi	$(4.7)	$4.7	$(12.8)	$12.8
Euro	(33.6)	33.6	(30.8)	30.8
Japanese Yen	(104.4)	104.4	(100.0)	100.0
Malaysian Ringgit	30.6	30.6	29.4	29.4
Other Currencies	13.5	24.5	7.6	30.4

	$(98.6)	$197.8	$(106.6)	$203.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of June 29, 2012, the counterparty to the Company’s foreign exchange contracts is a highly rated financial institution and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the three and six months ended June 29, 2012 and July 1, 2011, realized and unrealized foreign currency transaction gain was $0.1 million and a loss of $1.0 million, respectively, and a gain of $4.8 million and a loss of $3.5 million, respectively.

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

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign-currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. All the contracts mature within 12 months and upon maturity the amount recorded in accumulated other comprehensive income is reclassified into earnings. The Company documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of June 29, 2012 was approximately $45.9 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

For the quarter and six months ended June 29, 2012, the Company recorded a gain of $0.3 million and $0.7 million, respectively, recognized in other comprehensive income on derivatives associated with cash flow hedges. As of June 29, 2012, the Company had liability balances for contracts designated as cash flow hedging instruments of $0.9 million, which were classified as other liabilities. For the quarter and six months ended July 1, 2011, there was no cash flow hedging activity. As of June 29, 2012, the Company had asset balances for contracts designated as cash flow hedging instruments of $0.2 million, which were classified as other assets.

As of June 29, 2012 and July 1, 2011, the Company had balances for contracts not designated as hedging instruments of $1.5 million and $1.3 million, respectively, which were classified as other assets. Additionally, as of July 1, 2011, the Company had liability balances for contracts not designated as hedging instruments of $0.8 million, which were classified as other liabilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Note 12: Supplemental Disclosures of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Six Months Ended
	June 29, 2012	July 1, 2011
Non-cash financing activities:
Capital expenditures in accounts payable	$100.1	$83.7
Equipment acquired or refinanced through capital leases	$15.9	$20.5
Cash (received) paid for:
Interest income	$(0.8)	$(0.5)
Interest expense	$15.3	$16.6
Income taxes	$11.5	$6.3

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

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and six months ended June 29, 2012 and July 1, 2011, respectively, are as follows (in millions):

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended June 29, 2012:
Revenues from external customers	$136.4	$201.1	$201.9	$205.4	$744.8
Segment gross profit	$52.5	$100.2	$81.5	$33.9	$268.1
Segment operating income (loss)	$19.8	$30.3	$53.6	$(31.4)	$72.3
For the quarter ended July 1, 2011:
Revenues from external customers	$166.7	$228.7	$236.0	$274.4	$905.8
Segment gross profit	$67.2	$112.3	$83.1	$21.6	$284.2
Segment operating income (loss)	$34.1	$37.7	$53.0	$(42.4)	$82.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended June 29, 2012:
Revenues from external customers	$274.7	$404.5	$398.7	$411.3	$1,489.2
Segment gross profit	$105.0	$191.5	$155.0	$73.8	$525.3
Segment operating income (loss)	$40.7	$50.0	$100.5	$(51.8)	$139.4
For the six months ended July 1, 2011:
Revenues from external customers	$322.4	$437.4	$464.1	$552.5	$1,776.4
Segment gross profit	$130.9	$216.6	$169.3	$26.0	$542.8
Segment operating income (loss)	$61.5	$70.2	$107.6	$(85.2)	$154.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	June 29, 2012	July 1, 2011
Gross profit for reportable segments	$268.1	$284.2
Unallocated amounts:
Other unallocated manufacturing costs	(9.8)	(18.1)

Gross profit	$258.3	$266.1

Operating income for reportable segments	$72.3	$82.4
Unallocated amounts:
Restructuring and other charges	(34.6)	(5.1)
Other unallocated manufacturing costs	(9.8)	(18.1)
Other unallocated operating expenses	(1.0)	(2.3)

Operating income	$26.9	$56.9

	Six Months Ended
	June 29, 2012	July 1, 2011
Gross profit for reportable segments	$525.3	$542.8
Unallocated amounts:
Other unallocated manufacturing costs	(21.8)	(34.3)

Gross profit	$503.5	$508.5

Operating income for reportable segments	$139.4	$154.1
Unallocated amounts:
Restructuring and other charges	(46.1)	(17.5)
Other unallocated manufacturing costs	(21.8)	(34.3)
Other unallocated operating expenses	(1.0)	(12.7)

Operating income	$70.5	$89.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Quarter Ended
	June 29, 2012	July 1, 2011
United States	$120.3	$134.8
Other Americas	3.8	11.1
United Kingdom	100.0	107.8
Belgium	—	2.1
China	217.6	277.6
Japan	105.1	119.0
Singapore	163.5	193.6
Other Asia/Pacific	34.5	59.8

	$744.8	$905.8

	Six Months Ended
	June 29, 2012	July 1, 2011
United States	$231.6	$262.0
Other Americas	13.2	17.3
United Kingdom	205.8	217.7
Belgium	0.1	3.0
China	435.9	547.5
Japan	220.3	244.4
Singapore	307.0	364.4
Other Asia/Pacific	75.3	120.1

	$1,489.2	$1,776.4

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	June 29, 2012	December 31, 2011
United States	$276.7	$257.5
China	93.5	96.7
Other Europe	135.2	117.9
Malaysia	178.1	164.5
Philippines	185.1	204.0
Other Asia/Pacific	58.4	32.8
Japan	131.8	130.2
Belgium	68.3	70.0
Vietnam	61.8	23.4
Other Americas	12.5	12.5

	$1,201.4	$1,109.5

For the quarter and six months ended June 29, 2012, there were no individual customers which accounted for more than 10.0% of the Company’s total revenues. For the quarter and six months ended July 1, 2011, there were no individual customers which accounted for more than 10.0% of the Company’s total revenues.

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

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of June 29, 2012
Cash and cash equivalents	$—	$249.7	$—	$268.1	$—	$517.8
Short-term investments	—	238.6	—	—	—	238.6
Receivables, net	—	57.9	—	381.9	—	439.8
Inventories	—	39.5	—	624.6	(4.4)	659.7
Other current assets	—	13.1	—	75.7	—	88.8
Deferred income taxes, net of allowances	—	5.5	—	4.5	—	10.0

Total current assets	—	604.3	—	1,354.8	(4.4)	1,954.7
Property, plant and equipment, net	—	273.9	2.8	927.4	(2.7)	1,201.4
Deferred income taxes, net of allowances	—	—	—	33.1	—	33.1
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	143.2	—	199.6	(28.0)	314.8
Investments and other assets	2,002.0	1,263.5	63.9	811.7	(4,073.1)	68.0

Total assets	$2,002.0	$2,410.6	$104.0	$3,362.3	$(4,108.2)	$3,770.7

Accounts payable	$—	$34.4	$0.1	$381.9	$—	$416.4
Accrued expenses	—	57.9	0.8	223.0	1.7	283.4
Income taxes payable	—	(6.9)	—	11.1	—	4.2
Accrued interest	0.5	0.2	—	0.2	—	0.9
Deferred income on sales to distributors		37.4	—	114.8	—	152.2
Deferred income taxes, net of allowances		—	—	32.3	—	32.3
Current portion of long-term debt	91.7	75.3	0.1	98.2	—	265.3

Total current liabilities	92.2	198.3	1.0	861.5	1.7	1,154.7
Long-term debt	392.3	367.7	—	45.0	—	805.0
Other long-term liabilities		26.6	0.3	219.7	—	246.6
Deferred income taxes, net of allowances		5.5	—	14.3	—	19.8
Intercompany	0.3	(332.2)	(54.2)	180.6	205.5	—

Total liabilities	484.8	265.9	(52.9)	1,321.1	207.2	2,226.1
Common stock	5.1	0.3	50.9	147.2	(198.4)	5.1
Additional paid-in capital	3,133.6	2,618.8	249.9	1,347.7	(4,216.4)	3,133.6
Accumulated other comprehensive loss	(44.7)	(44.8)	—	(36.9)	81.7	(44.7)
Accumulated deficit	(1,167.2)	(429.6)	(143.9)	583.2	(9.7)	(1,167.2)
Less: treasury stock, at cost	(409.6)	—	—	—	—	(409.6)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,517.2	2,144.7	156.9	2,041.2	(4,342.8)	1,517.2
Non-controlling interests in consolidated subsidiaries	—	—	—	—	27.4	27.4

Total equity	1,517.2	2,144.7	156.9	2,041.2	(4,315.4)	1,544.6

Total liabilities and equity	$2,002.0	$2,410.6	$104.0	$3,362.3	$(4,108.2)	$3,770.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011
Cash and cash equivalents	$—	304.5	(0.2)	$348.6	—	$652.9
Short-term investments	—	248.6	—	—	—	248.6
Receivables, net	—	64.7	—	392.5	—	457.2
Inventories	—	36.2	—	599.3	1.9	637.4
Other current assets	—	7.5	—	114.1	—	121.6
Deferred income taxes, net of allowances	—	5.5	—	4.5	—	10.0

Total current assets	—	667.0	(0.2)	1,459.0	1.9	2,127.7
Property, plant and equipment, net	—	255.2	2.3	854.5	(2.5)	1,109.5
Deferred income taxes, net of allowances	—	—	—	34.2	—	34.2
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	152.3		215.0	(30.1)	337.2
Investments and other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2

Total assets	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

Accounts payable	$—	$32.8	0.1	418.9	—	$451.8
Accrued expenses	—	61.0	0.8	176.3	1.7	239.8
Income taxes payable	—	(0.1)	—	7.6	—	7.5
Accrued interest	0.6	—	—	0.1	—	0.7
Deferred income on sales to distributors	—	43.7	—	128.3	—	172.0
Deferred income taxes, net of allowances	—	—	—	33.6	—	33.6
Current portion of long-term debt	182.6	74.1	—	113.4	—	370.1

Total current liabilities	183.2	211.5	0.9	878.2	1.7	1,275.5
Long-term debt	384.5	393.8	—	58.6	—	836.9
Other long-term liabilities	—	26.6	0.4	233.1	—	260.1
Deferred income tax, net of allowances	—	5.5	—	12.0	—	17.5
Intercompany	0.3	(318.2)	(54.5)	166.9	205.5	—

Total liabilities	568.0	319.2	(53.2)	1,348.8	207.2	2,390.0
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,113.5	2,711.2	238.4	1,359.2	(4,308.8)	3,113.5
Accumulated other comprehensive loss	(46.7)	(46.7)	—	(39.2)	85.9	(46.7)
Accumulated deficit	(1,202.3)	(480.3)	(137.6)	629.6	(11.7)	(1,202.3)
Less: treasury stock, at cost	(401.3)	—	—	—	—	(401.3)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,468.2	2,184.5	151.7	2,096.5	(4,432.7)	1,468.2
Non-controlling interests in consolidated subsidiaries	—	—	—	—	25.3	25.3

Total equity	1,468.2	2,184.5	151.7	2,096.5	(4,407.4)	1,493.5

Total liabilities and equity	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended June 29, 2012
Revenues	$—	$202.4	$6.6	$910.2	$(374.4)	$744.8
Cost of product revenues	—	118.3	0.2	745.8	(377.8)	486.5

Gross profit	—	84.1	6.4	164.4	3.4	258.3

Research and development	—	49.7	2.7	45.4	—	97.8
Selling and marketing	—	16.8	0.2	30.0	—	47.0
General and administrative	—	17.2	—	23.7	—	40.9
Amortization of acquisition related intangible assets	—	4.6	—	7.6	(1.1)	11.1
Restructuring, asset impairments and other, net	—	0.2	—	34.4	—	34.6

Total operating expenses	—	88.5	2.9	141.1	(1.1)	231.4

Operating income (loss)	—	(4.4)	3.5	23.3	4.5	26.9
Interest expense	(9.5)	(2.4)	—	(2.2)	—	(14.1)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	(3.0)	—	5.3	—	2.3
Equity in earnings	16.4	25.3	3.0	—	(44.7)	—

Income (loss) before income taxes	6.9	15.7	6.5	26.5	(40.2)	15.4
Income tax provision	—	(2.0)	—	(5.2)	—	(7.2)

Net income (loss)	6.9	13.7	6.5	21.3	(40.2)	8.2
Net income attributable to non-controlling interest	—	—	—	—	(1.3)	(1.3)

Net income (loss) attributable to ON Semiconductor Corporation	$6.9	$13.7	$6.5	$21.3	$(41.5)	$6.9

Comprehensive income:
Net income	$6.9	$13.7	$6.5	$21.3	$(40.2)	$8.2
Foreign currency translation adjustments	(2.6)	(0.8)	—	(0.8)	1.6	(2.6)
Effects of cash flow hedges	(0.3)	(0.3)	—	—	0.3	(0.3)
Unrealized gain on available-for-sale securities	(0.2)	—	—	(0.8)	0.8	(0.2)
Amortization of prior service costs of defined benefit plan	—	—	—	—	—	—

Comprehensive income	3.8	12.6	6.5	19.7	(37.5)	5.1
Comprehensive income attributable to non-controlling interest	—	—	—	—	(1.3)	$(1.3)

Comprehensive income attributable to ON Semiconductor Corporation:	$3.8	$12.6	$6.5	$19.7	$(38.8)	$3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended July 1, 2011
Revenues	$—	$198.9	$7.4	$1,057.5	$(358.0)	$905.8
Cost of product revenues	—	135.5	0.2	865.2	(361.2)	639.7

Gross profit	—	63.4	7.2	192.3	3.2	266.1

Research and development	—	48.7	2.7	37.8	—	89.2
Selling and marketing	—	17.9	0.3	33.0	—	51.2
General and administrative	—	22.9	0.3	29.1	—	52.3
Amortization of acquisition related intangible assets	—	4.6	—	7.9	(1.1)	11.4
Restructuring, asset impairments and other, net	—	2.8	—	2.3	—	5.1

Total operating expenses	—	96.9	3.3	110.1	(1.1)	209.2

Operating income (loss)	—	(33.5)	3.9	82.2	4.3	56.9
Interest expense	(13.1)	(1.8)	—	(2.9)	—	(17.8)
Interest income	—	0.1	—	0.1	—	0.2
Other	—	(0.8)	—	(0.2)	—	(1.0)
Equity in earnings	47.4	91.1	1.8	—	(140.3)	—

Income (loss) before income taxes	34.3	55.1	5.7	79.2	(136.0)	38.3
Income tax provision	—	10.1		(13.3)	—	(3.2)

Net income (loss)	34.3	65.2	5.7	65.9	(136.0)	35.1
Net income attributable to non-controlling interest	—	—	—	—	(0.8)	(0.8)

Net income (loss) attributable to ON Semiconductor Corporation	$34.3	$65.2	$5.7	$65.9	$(136.8)	$34.3

Comprehensive income:
Net income	$34.3	$65.2	$5.7	$65.9	$(136.0)	$35.1
Foreign currency translation adjustments	0.1	0.1			(0.1)	0.1
Effects of cash flow hedges	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Amortization of prior service costs of defined benefit plan	—	—	—	—	—	—

Comprehensive income	34.4	65.3	5.7	65.9	(136.1)	35.2
Comprehensive income attributable to non-controlling interest	—	—	—	—	(0.8)	$(0.8)

Comprehensive income attributable to ON Semiconductor Corporation:	$34.4	$65.3	$5.7	$65.9	$(136.9)	$34.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended June 29, 2012
Revenues	$—	$388.0	$6.6	$1,803.7	$(709.1)	$1,489.2
Cost of product revenues	—	234.4	0.4	1,453.9	(703.0)	985.7

Gross profit	—	153.6	6.2	349.8	(6.1)	503.5

Research and development	—	92.9	5.3	91.0	—	189.2
Selling and marketing	—	33.9	0.4	58.3	—	92.6
General and administrative	—	32.4	0.2	50.3	—	82.9
Amortization of acquisition related intangible assets	—	9.1	—	15.2	(2.1)	22.2
Restructuring, asset impairments and other, net	—	0.2	—	45.9	—	46.1

Total operating expenses	—	168.5	5.9	260.7	(2.1)	433.0

Operating income (loss)	—	(14.9)	0.3	89.1	(4.0)	70.5
Interest expense	(20.4)	(4.7)	—	(4.7)	—	(29.8)
Interest income	—	0.5	—	0.3	—	0.8
Other	—	3.2	—	3.8	—	7.0
Equity in earnings	55.5	60.2	4.9	—	(120.6)	—

Income (loss) before income taxes	35.1	44.3	5.2	88.5	(124.6)	48.5
Income tax provision	—	6.5	—	(17.8)	—	(11.3)

Net income (loss)	35.1	50.8	5.2	70.7	(124.6)	37.2
Net income attributable to non-controlling interest	—	—	—	—	(2.1)	(2.1)

Net income (loss) attributable to ON Semiconductor Corporation	$35.1	$50.8	$5.2	$70.7	$(126.7)	$35.1

Comprehensive income:
Net income	$35.1	$50.8	$5.2	$70.7	$(124.6)	$37.2
Foreign currency translation adjustments	2.3	—	—	3.3	(3.3)	2.3
Effects of cash flow hedges	(0.7)	(0.7)	—	—	0.7	(0.7)
Unrealized gain on available-for-sale securities	0.3	—	—	(0.3)	0.3	0.3
Amortization of prior service costs of defined benefit plan	0.1	—	—	0.1	(0.1)	0.1

Comprehensive income	37.1	50.1	5.2	73.8	(127.0)	39.2
Comprehensive income attributable to non-controlling interest	—	—	—	—	(2.1)	$(2.1)

Comprehensive income attributable to ON Semiconductor Corporation:	$37.1	$50.1	$5.2	$73.8	$(129.1)	$37.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$84.3	$0.9	$42.3	$—	$127.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(38.6)	(0.7)	(75.4)	—	(114.7)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.5)	—	(2.5)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to-maturity securities	—	232.6	—	—	—	232.6
Purchase of held-to-maturity securities	—	(222.6)	—	—	—	(222.6)

Net cash used in investing activities	—	(28.6)	(0.7)	(64.5)	—	(93.8)

Cash flows from financing activities:
Intercompany loans	—	(180.6)	—	180.6	—	—
Intercompany loan repayments	—	188.2	—	(188.2)	—	—
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Proceeds from exercise of stock options	—	5.3	—	—	—	5.3
Proceeds from employee stock purchase plan	—	2.3	—	—	—	2.3
Payment of capital lease obligations	—	(19.1)	—	(2.1)	—	(21.2)
Purchase of treasury stock	—	(8.3)	—	—	—	(8.3)
Repayment of long term debt	—	(98.3)	—	(48.2)	—	(146.5)

Net cash provided by (used in) financing activities	—	(110.5)	—	(55.9)	—	(166.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)

Net increase (decrease) in cash and cash equivalents	—	(54.8)	0.2	(80.5)	—	(135.1)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$249.7	$—	$268.1	$—	$517.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the six months ended July 1, 2011
Revenues	$—	$398.7	$7.5	$2,069.3	$(699.1)	$1,776.4
Cost of product revenues	—	271.8	0.5	1,689.7	(694.1)	1,267.9

Gross profit	—	126.9	7.0	379.6	(5.0)	508.5

Research and development	—	93.8	5.6	80.9	—	180.3
Selling and marketing	—	36.9	0.5	63.2	—	100.6
General and administrative	—	49.4	0.4	49.6	—	99.4
Amortization of acquisition related intangible assets	—	9.1	—	14.1	(2.1)	21.1
Restructuring, asset impairments and other, net	—	2.8	—	14.7	—	17.5

Total operating expenses	—	192.0	6.5	222.5	(2.1)	418.9

Operating income (loss)	—	(65.1)	0.5	157.1	(2.9)	89.6
Interest expense	(26.0)	(3.9)	—	(5.7)	—	(35.6)
Interest income	—	0.1	—	0.4	—	0.5
Other	—	3.4	—	(6.9)	—	(3.5)
Gain (loss) on SANYO Semiconductor acquisition	—	24.3	—	—	—	24.3
Equity in earnings	95.8	133.5	3.5	—	(232.8)	—

Income (loss) before income taxes	69.8	92.3	4.0	144.9	(235.7)	75.3
Income tax provision	—	11.1	—	(15.1)	—	(4.0)

Net income (loss)	69.8	103.4	4.0	129.8	(235.7)	71.3
Net income (loss) attributable to non-controlling interest	—	—	—	—	(1.5)	(1.5)

Net income (loss) attributable to ON Semiconductor Corporation	$69.8	$103.4	$4.0	$129.8	$(237.2)	$69.8

Comprehensive income (loss):
Net income (loss)	$69.8	$103.4	$4.0	$129.8	$(235.7)	$71.3
Foreign currency translation adjustments	4.4		—	4.4	(4.4)	4.4
Amortization of prior service costs of defined benefit plan	0.2	—	—	0.2	(0.2)	0.2

Comprehensive income	74.4	103.4	4.0	134.4	(240.3)	75.9
Comprehensive income attributable to non-controlling interests	—	—	—	—	(1.5)	(1.5)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$74.4	$103.4	$4.0	$134.4	$(241.8)	$74.4

Net cash provided by operating activities	$—	$(157.7)	$0.1	$419.2	$—	$261.6

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(42.8)	(0.1)	(130.6)	—	(173.5)
Purchase of a business, net of cash acquired	—	69.1	—	(87.0)	—	(17.9)
Proceeds from sale of property, plant and equipment	—	0.1	—	3.2	—	3.3
Purchase of held-to-maturity securities	—	(112.2)	—	—	—	(112.2)
Purchase of restricted cash	—	142.1	—	—	—	142.1

Net cash used in investing activities	—	56.3	(0.1)	(214.4)	—	(158.2)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from financing activities:
Intercompany loans	—	(89.9)	—	89.9	—	—
Intercompany loan repayments	—	258.1	—	(258.1)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	4.0	—	—	—	4.0
Proceeds from debt issuance	—	—	—	41.3	—	41.3
Proceeds from exercise of stock options	—	57.1	—	—	—	57.1
Payment of capital lease obligations	—	(18.4)	—	(0.2)	—	(18.6)
Purchase of treasury stock	—	(12.1)	—	—	—	(12.1)
Repayment of long term debt	—	(0.6)		(43.2)	—	(43.8)

Net cash used in financing activities	—	198.2	—	(170.3)	—	27.9

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.0	—	2.0

Net increase (decrease) in cash and cash equivalents	—	96.8	—	36.5	—	133.3
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$489.1	$—	$267.5	$—	$756.6

(1)	ON Semiconductor is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Note 15: Subsequent Events

On July 30, 2012 the Company’s Board of Directors conditionally authorized management of the Company to institute a share repurchase program for up to $300.0 million of the Company’s common stock over the next three years subject to the approval of a Special Committee of the Board of Directors. On August 1, 2012 the Special Committee approved the share repurchase program. The Special Committee of the Board of Directors was established for the sole purpose of approving the share repurchase program and related matters. Under the share repurchase program, the Company may repurchase its common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The share repurchase program does not require the Company to purchase any particular amount of common stock and may be suspended or discontinued at any time. The Company intends to report on its repurchase activity, if any, in its quarterly and annual financial disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2012, and our unaudited consolidated financial statements for the fiscal quarter ended June 29, 2012, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2011 Form 10-K.

Company Highlights for the Quarter Ended June 29, 2012

•	Total revenues of $744.8 million

•	Gross margin of 34.7 percent

•	Net income per fully diluted share of $0.02

•	Retired $96.2 million of Zero Coupon Convertible Senior Subordinated Notes

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.3% during 2012 through 2014. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as helpful, third party projections and estimates.

Business Overview

We are a supplier of high performance silicon solutions for energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom application specific integrated circuits (“ASICs”) use analog, digital signal processing, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military-aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio comprises approximately 40,500 products and we shipped approximately 18.8 billion units in the first six months of 2012 as compared to 20.0 billion units in the first six months of 2011. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

We are organized into four operating segments, which also represent four reporting segments: computing and consumer products group; automotive, industrial, medical and mil-aero products group; standard products group; and SANYO Semiconductor products group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Customers

We have approximately 402 direct customers worldwide, and we also service approximately 224 significant original equipment manufacturers (“OEMs”) indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading OEMs in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, Delphi, LG Electronics, Motorola Mobility, Motorola Solutions, Panasonic, Schneider, GE, Honeywell, Broadcom, Siemens, Nokia, Cisco Systems, and Sony Ericsson; (2) electronic manufacturing service providers, such as Flextronics, Celestica, Benchmark Electronic, and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, World Peace and Yosun.

Operating Facilities

Our primary domestic design operations are located in Arizona, California, Idaho, Oregon, Rhode Island and Texas, as well as foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Japan, Korea, Romania and Switzerland. Additionally, we currently operate domestic manufacturing facilities in Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, the Czech Republic, Japan, Malaysia, the Philippines and Vietnam.

New Product Innovation

As a result of our research and development initiatives, we introduced 285 new product families in 2011. During the first six months of 2012, we introduced an additional 127 new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We believe the business environment has experienced significant uncertainty and volatility in the United States and Europe along with softening demand. Additionally, these factors combined with the other declines in Asia have adversely impacted both our SANYO Semiconductor business and historic ON Semiconductor business. As a result of these factors, we have started taking actions to reduce our overall cost structure, which includes our voluntary SANYO Semiconductor retirement program. See Note 4: “Restructuring, Asset Impairments, and Other, Net” for further details relating to our SANYO Semiconductor retirement program. In addition, we have also started a review of our expenses and capital investments for the legacy ON Semiconductor business and intend to implement a cost reduction program to align our costs to the slower growth environment.

Seasonality

Historically, our seasonal trend consisted of a stronger second half of the year for consumer products as compared to the first half of the year. However, given the current global economic uncertainties, we are not expecting to see the normal seasonal patterns in the second half of 2012. In recent years, the industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which may result in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results, and in the future, could continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

Outlook

ON Semiconductor Q3 2012 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $725.0 million to $765.0 million in the third quarter of 2012. Backlog levels for the third quarter of 2012 represent approximately 80% to 85% of our anticipated third quarter 2012 revenues. We estimate average selling prices for the third quarter of 2012 will be down approximately 1% to 2% compared to the second quarter of 2012. For the third quarter of 2012, we estimate that gross margin as a percentage of revenues will be approximately 33.5% to 34.5%.

Results of Operations

Quarter Ended June 29, 2012 Compared to Quarter Ended July 1, 2011

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 29, 2012 and July 1, 2011. The amounts in the following table are in millions:

	Quarter Ended
	June 29, 2012	July 1, 2011	Dollar Change
Revenues	$744.8	$905.8	$(161.0)
Cost of revenues	486.5	639.7	(153.2)

Gross profit	258.3	266.1	(7.8)
Operating expenses:
Research and development	97.8	89.2	8.6
Selling and marketing	47.0	51.2	(4.2)
General and administrative	40.9	52.3	(11.4)
Amortization of acquisition-related intangible assets	11.1	11.4	(0.3)
Restructuring, asset impairments and other, net	34.6	5.1	29.5

Total operating expenses	231.4	209.2	22.2

Operating income	26.9	56.9	(30.0)

Other income (expenses), net:
Interest expense	(14.1)	(17.8)	3.7
Interest income	0.3	0.2	0.1
Other	2.3	(1.0)	3.3

Other income (expenses), net	(11.5)	(18.6)	7.1

Income before income taxes and non-controlling interests	15.4	38.3	(22.9)
Income tax provision	(7.2)	(3.2)	(4.0)

Net income	8.2	35.1	(26.9)
Net income attributable to non-controlling interests	(1.3)	(0.8)	(0.5)

Net income attributable to ON Semiconductor Corporation	$6.9	$34.3	$(27.4)

Revenues

Revenues were $744.8 million and $905.8 million for the quarters ended June 29, 2012 and July 1, 2011, respectively. The decrease in the second quarter of 2012 as compared to the second quarter of 2011 was attributable to a reduction in demand across all segments due to the current industry down turn. As compared to the quarter ended July 1, 2011, we experienced a decline in volume and mix of approximately 16% as well as reduction in average selling prices of 3%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended June 29, 2012	As a % of Total Revenue	Quarter Ended July 1, 2011	As a % of Total Revenue (1)
Computing & Consumer Products Group	$136.4	18%	$166.7	18%
Automotive, Industrial, Medical and Mil-Aero Products Group	201.1	27%	228.7	25%
Standard Products Group	201.9	27%	236.0	26%
SANYO Semiconductor Products Group	205.4	28%	274.4	30%

Total revenues	$744.8		$905.8

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the computing and consumer products group decreased $30.3 million or 18.2% from the second quarter of 2011 to the second quarter of 2012. The decrease can be attributed to a $25.3 million or 17.8% decrease in revenues from analog products combined with a $5.0 million or 20.1% decrease in revenues from standard logic products.

Revenues from the automotive, industrial, medical and mil-aero products group decreased $27.6 million or 12.1% from the second quarter of 2011 to the second quarter of 2012. The decrease is primarily attributed to decreases in ASIC products of $11.8 million or 8.7%, memory products of $5.9 million or 28.3%, foundry services of $4.4 million or 19.1%, ECL products of $2.9 million or 19.4%, analog products of $2.1 million or 10.9%, ASSP products of $1.9 million or 25.7%, offset by increases in revenue from power switch products of $1.4 million or 19.4%.

Revenues from the standard products group decreased $34.1 million or 14.4% from the second quarter of 2011 to the second quarter of 2012. The revenue decrease is primarily attributed to decreases from discrete products of $22.6 million or 18.9%, TMOS products of $8.4 million or 11.4%, and analog products of $0.6 million or 2.0%.

Revenues from the SANYO Semiconductor products group decreased $69.0 million or 25.1% from the second quarter of 2011 to the second quarter of 2012 mainly due to a reduction in demand attributed to the impact of the 2011 Thailand flooding, as well as softening demand in the Japanese consumer markets and for our products used in consumer appliance and air conditioner applications.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended June 29, 2012	As a % of Total Revenue	Quarter Ended July 1, 2011	As a % of Total Revenue
Americas	$124.1	17%	$145.9	16%
Asia/Pacific	520.7	70%	650.1	72%
Europe	100.0	13%	109.8	12%

Total	$744.8	100%	$905.8	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended June 29, 2012 and July 1, 2011, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

The gross profit by reportable segment for the quarters ended June 29, 2012 and July 1, 2011 was as follows (in millions):

	Quarter Ended June 29, 2012	As a % of Segment Revenue	Quarter Ended July 1, 2011	As a % of Segment Revenue
Computing & Consumer Products Group	$52.5	38.5%	$67.2	40.3%
Automotive, Industrial, Medical and Mil-Aero Products Group	100.2	49.8%	112.3	49.1%
Standard Products Group	81.5	40.4%	83.1	35.2%
SANYO Semiconductor Products Group	33.9	16.5%	21.6	7.9%

Gross profit by segment	$268.1		$284.2
Unallocated Manufacturing (1)	(9.8)	(1.3)%	(18.1)	(2.0)%

Total gross profit	$258.3	34.7%	$266.1	29.4%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $258.3 million in the second quarter of 2012 compared to $266.1 million in the second quarter of 2011. The gross profit decrease of $7.8 million in the second quarter of 2012 is primarily attributable to a decline in the computing and consumer products group, automotive, industrial, medical and mil-aero products group and standard products group, offset by an increase in gross profit from the SANYO Semiconductor products group.

Gross profit as a percentage of revenues increased from 29.4% in the second quarter of 2011 to 34.7% in the second quarter of 2012, primarily due to increased gross margin of our SANYO Semiconductor segment, which included the impact of the expensing of the step-up in fair value of inventory of $22.1 million and $30.4 million of expensing of non-cash manufacturing expenses during the second quarter of 2011.

Operating Expenses

Research and development expenses were $97.8 million in the second quarter of 2012 compared to $89.2 million in the second quarter of 2011, representing an increase of $8.6 million or 9.6%. Research and development expenses represented 13.1% and 9.8% of revenues for the second quarter of 2012 and the second quarter of 2011, respectively. Research and development expense increased primarily due to an increase in payroll expense and an increase in the cost and usage of engineering materials used in research and development activities, offset by a decrease in incentive compensation as a result of our lack of achievement of certain financial goals.

Selling and marketing expenses were $47.0 million in the second quarter of 2012 compared to $51.2 million in the second quarter of 2011, representing a decrease of $4.2 million or 8.2%. Selling and marketing expenses represented 6.3% and 5.7% of revenues for the second quarter of 2012 and the second quarter of 2011, respectively. The decrease in selling and marketing expenses was primarily due to a reduction in incentive compensation as a result of our lack of achievement of certain financial goals, decreased travel associated with acquisition-related activities, and a decrease in various consulting fees associated with acquisition-related activities.

General and administrative expenses were $40.9 million in the second quarter of 2012 compared to $52.3 million in the second quarter of 2011, representing a decrease of $11.4 million or 21.8%. General and administrative expenses represented 5.5% and 5.8% of revenues for the second quarter of 2012 and the second quarter of 2011, respectively. The decrease in general and administrative expenses was primarily due to a decrease in incentive compensation as a result of our lack of achievement of certain financial goals and fees to consultants and outside services.

Other Operating Expenses

The following table shows the amounts of other operating expenses for the quarter ended June 29, 2012 and July 1, 2011 (in millions):

	Quarter Ended June 29, 2012	Quarter Ended July 1, 2011
Amortization of acquisition-related intangible assets	$11.1	$11.4
Restructuring, asset impairments and other, net	$34.6	$5.1

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $11.1 million and $11.4 million for the quarters ended June 29, 2012 and July 1, 2011, respectively. The decrease of $0.3 million was primarily attributed to full amortization of various intangibles assets during the second half of 2011.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $34.6 million in the second quarter of 2012 compared to $5.1 million in the second quarter of 2011. The information below summarizes the major activities for the quarter ended June 29, 2012.

In the second quarter of 2012, we initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During the quarter ended June 29, 2012, we recorded total charges of $30.8 million associated with this activity, which was comprised of employee severance charges of $42.5 million, reduced by an $11.7 million benefit related to the pension plans associated with these respective individuals.

For detailed information relating to restructuring, asset impairments and other, net for the second quarter of 2012, see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended June 29, 2012 and July 1, 2011 is as follows (in millions):

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended June 29, 2012:
Segment operating income (loss)	$19.8	$30.3	$53.6	$(31.4)	$72.3
For quarter ended July 1, 2011:
Segment operating income (loss)	$34.1	$37.7	$53.0	$(42.4)	$82.4

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	June 29, 2012	July 1, 2011
Operating income for reportable segments	$72.3	$82.4
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(34.6)	(5.1)
Other unallocated manufacturing costs	(9.8)	(18.1)
Other unallocated operating expenses	(1.0)	(2.3)

Operating income	$26.9	$56.9

Interest Expense

Interest expense decreased by $3.7 million to $14.1 million in the second quarter of 2012 compared to $17.8 million in the second quarter of 2011. We recorded amortization of debt discount to interest expense of $6.0 million and $8.9 million for the quarters ended June 29, 2012 and July 1, 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the second quarter of 2012 was $1,129.6 million with a weighted average interest rate of 5.0%, compared to $1,278.7 million and a weighted average interest rate of 5.5% in the second quarter of 2011.

Other

Other expense increased $3.3 million from a loss of $1.0 million at July 1, 2011 to a gain of $2.3 million at June 29, 2012. The increase is attributable to a $2.2 million gain related to SANYO Semiconductor purchase agreement adjustments due from SANYO Electric.

Provision for Income Taxes

The provision for the second quarter of 2012 was $7.2 million, which consisted of $7.0 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

The provision for the second quarter of 2011 was $3.2 million, which consisted of $3.7 million for income and withholding taxes of certain of our foreign operations and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the second quarter of 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 46.8% for the quarter ended June 29, 2012, which is above the U.S. statutory federal income tax rate of 35%, due to restructuring costs and other operating losses recognized during the quarter in foreign jurisdictions for which tax benefits have not been recognized because of uncertainty regarding their future realization exists. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Six Months Ended June 29, 2012 Compared to Six Months Ended July 1, 2011

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 29, 2012 and July 1, 2011. The amounts in the following table are in millions:

	Six Months Ended
	June 29, 2012	July 1, 2011	Dollar Change
Revenues	$1,489.2	$1,776.4	$(287.2)
Cost of revenues	985.7	1,267.9	(282.2)

Gross profit	503.5	508.5	(5.0)
Operating expenses:
Research and development	189.2	180.3	8.9
Selling and marketing	92.6	100.6	(8.0)
General and administrative	82.9	99.4	(16.5)
Amortization of acquisition-related intangible assets	22.2	21.1	1.1
Restructuring, asset impairments and other, net	46.1	17.5	28.6

Total operating expenses	433.0	418.9	14.1

Operating income	70.5	89.6	(19.1)

Other income (expenses), net:
Interest expense	(29.8)	(35.6)	5.8
Interest income	0.8	0.5	0.3
Other	7.0	(3.5)	10.5
Gain on SANYO Semiconductor acquisition	—	24.3	(24.3)

Other income (expenses), net	(22.0)	(14.3)	(7.7)

Income before income taxes and non-controlling interests	48.5	75.3	(26.8)
Income tax provision	(11.3)	(4.0)	(7.3)

Net income	37.2	71.3	(34.1)
Net income attributable to non-controlling interests	(2.1)	(1.5)	(0.6)

Net income attributable to ON Semiconductor Corporation	$35.1	$69.8	$(34.7)

Revenues

Revenues were $1,489.2 million and $1,776.4 million for the six months ended June 29, 2012 and July 1, 2011, respectively. The decrease in the first six months of 2012 as compared to the first six months of 2011 was primarily due to a reduction in demand across all segments due to the current industry down turn. As compared to the six months ended July 1, 2011, we experienced a decrease in volume and mix of 14% and a decline in average selling prices of 3%. The revenues by reportable segment were as follows (dollars in millions):

	Six Months Ended June 29, 2012	As a % of Total Revenue	Six Months Ended July 1, 2011	As a % of Total Revenue
Computing & Consumer Products Group	$274.7	18%	$322.4	18%
Automotive, Industrial, Medical and Mil-Aero Products Group	404.5	27%	437.4	25%
Standard Products Group	398.7	27%	464.1	26%
SANYO Semiconductor Products Group	411.3	28%	552.5	31%

Total revenues	$1,489.2		$1,776.4

Revenues from the computing and consumer products group decreased $47.7 million or 14.8% from the six months ended July 1, 2011 to the six months ended June 29, 2012. The decrease in revenue can be attributed to a $40.8 million or 15.0% decrease in revenues from analog products combined with a $6.9 million or 13.8% decrease from standard logic products.

Revenues from the automotive, industrial, medical and mil-aero products group decreased $32.9 million or 7.5% from the six months ended July 1, 2011 to the six months ended June 29, 2012. The decrease in revenue can be attributed to a decrease in revenue of $14.6 million or 5.6% for ASIC products, memory products of $10.2 million or 25.2%, analog products of $3.2 million or 8.5%, ECL products of $5.4 million or 18.1%, ASSP products of $2.2 million or 15.2%, and foundry services of $0.8 million or 2.0%, offset by an increase of $3.5 million or 26.3% in power switch products.

Revenues from the standard products group decreased $65.4 million or 14.1% from the six months ended July 1, 2011 to the six months ended June 29, 2012. The revenue decrease is primarily attributable to decreases from discrete standard products of $45.5 million or 17.6%, TMOS products of $18.8 million or 12.8%, and analog products of $1.1 million or 2.0%.

Revenues from the SANYO Semiconductor products group decreased $141.2 million or 25.6% from the six months ended July 1, 2011 to the six months ended June 29, 2012 mainly due to a reduction in demand attributed to the impact of the 2011 Thailand flooding, as well as softening demand in the Japanese consumer markets and for our products used in consumer appliance and air conditioner applications.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Six Months Ended June 29, 2012	As a % of Total Revenue	Six Months Ended July 1, 2011	As a % of Total Revenue
Americas	$244.8	16%	$279.3	16%
Asia/Pacific	1,038.5	70%	1,276.4	72%
Europe	205.9	14%	220.7	12%

Total	$1,489.2	100%	$1,776.4	100%

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended June 29, 2012 and July 1, 2011, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

The gross profit by reportable segment for the six months ended June 29, 2012 and July 1, 2011, respectively, was as follows (in millions):

	Six Months Ended June 29, 2012	As a % of Segment Revenue	Six Months Ended July 1, 2011	As a % of Segment Revenue
Computing & Consumer Products Group	$105.0	38.2%	$130.9	40.6%
Automotive, Industrial, Medical and Mil-Aero Products Group	191.5	47.3%	216.6	49.5%
Standard Products Group	155.0	38.9%	169.3	36.5%
SANYO Semiconductor Products Group	73.8	17.9%	26.0	4.7%

Gross profit by segment	$525.3		$542.8
Unallocated Manufacturing (1)	(21.8)	(1.5)%	(34.3)	(1.9)%

Total gross profit	$503.5	33.8%	$508.5	28.6%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $503.5 million for the six months ended June 29, 2012 compared to $508.5 million for the six months ended July 1, 2011. The gross profit decrease of $5.0 million for the six months ended June 29, 2012 is primarily attributable to a decline in the computing and consumer products group, automotive, industrial, medical and mil-aero products group, and the standard products group, offset by an increase in gross profit related to the SANYO Semiconductor products group.

Gross profit as a percentage of revenues increased from 28.6% for the six months ended July 1, 2011 to 33.8% for the six months ended June 29, 2012, primarily due to increased gross margin of our SANYO Semiconductor segment, which included the impact of the expensing of the step-up in fair value of inventory of $42.4 million and $80.4 million of expensing of non-cash manufacturing expenses for the first six months of 2011.

Operating Expenses

Research and development expenses were $189.2 million for the six months ended June 29, 2012 compared to $180.3 million for the six months ended July 1, 2011, representing an increase of $8.9 million or 4.9%. Research and development expenses represented 12.7% and 10.1% of revenues for the six months ended June 29, 2012 and for the six months ended July 1, 2011, respectively. Research and development expense increased primarily related to an increase in payroll expense, and an increase in the cost and usage of engineering materials used in research and development activities, offset by decreased incentive compensation as a result of our lack of achievement of certain financial goals and a decrease in various consulting fees and travel.

Selling and marketing expenses were $92.6 million for the six months ended June 29, 2012 compared to $100.6 million for the six months ended July 1, 2011, representing a decrease of $8.0 million or 8.0%. Selling and marketing expenses represented 6.2% and 5.7% of revenues for the six months ended June 29, 2012 and for the six months ended July 1, 2011, respectively. The decrease in selling and marketing expenses was primarily due to decreased incentive compensation as a result of our lack of achievement of certain financial goals, a decrease in share-based compensation, decreased travel associated with acquisition-related activities, and a decrease in various consulting fees.

General and administrative expenses were $82.9 million for the six months ended June 29, 2012 compared to $99.4 million for the six months ended July 1, 2011, representing a decrease of $16.5 million or 16.6%. General and administrative expenses represented 5.6% and 5.6% of revenues for the six months ended June 29, 2012 and for the six months ended July 1, 2011, respectively. The decrease in general and administrative expenses was primarily due to reduced consulting fees, reduced outside services, and a decrease in incentive compensation as a result of our lack of achievement of certain financial goals.

Other Operating Expenses

The following table shows the amounts of other operating expenses for the six months ended June 29, 2012 and July 1, 2011 (in millions):

	Six Months Ended June 29, 2012	Six Months Ended July 1, 2011
Amortization of acquisition-related intangible assets	$22.2	$21.1
Restructuring, asset impairments and other, net	$46.1	$17.5

Other Operating Expenses—Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $22.2 million and $21.1 million for the six months ended June 29, 2012 and July 1, 2011, respectively. The increase of $1.1 million was primarily attributed to increased amortization of in-process research and development projects, associated with our acquisition of the CMOS Image Sensor Business Unit, that were completed during fiscal 2011 and for which amortization did not begin until after the projects were completed.

Other Operating Expenses—Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $46.1 million in the six months ended June 29, 2012 compared to $17.5 million for the six months ended July 1, 2011. The information below summarizes the major activities for the six months ended June 29, 2012.

During the six months ended June 29, 2012, we initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During the six months ended June 29, 2012, we recorded total charges of $30.8 million associated with this activity, which was comprised of employee severance charges of $42.5 million, reduced by $11.7 million associated with the benefit of the pension plan associated with these respective individuals.

For detailed information relating to our activities for the six months ended June 29, 2012, see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Operating Income

Information about operating income (loss) from our reportable segments for the six months ended June 29, 2012 and July 1, 2011 is as follows (in millions):

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended June 29, 2012:
Segment operating income (loss)	$40.7	$50.0	$100.5	$(51.8)	$139.4
For the six months ended July 1, 2011:
Segment operating income (loss)	$61.5	$70.2	$107.6	$(85.2)	$154.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to the financial statements is as follows (in millions):

	Six Months Ended
	June 29, 2012	July 1, 2011
Operating income for reportable segments	$139.4	$154.1
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(46.1)	(17.5)
Other unallocated manufacturing costs	(21.8)	(34.3)
Other unallocated operating expenses	(1.0)	(12.7)

Operating income	$70.5	$89.6

Interest Expense

Interest expense decreased by $5.8 million to $29.8 million for the six months ended June 29, 2012 compared to $35.6 million in the first six months of 2011. We recorded amortization of debt discount to interest expense of $13.2 million and $17.6 million for the six months ended June 29, 2012 and July 1, 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) for the six months ended June 29, 2012 was $1,138.7 million with a weighted average interest rate of 5.2%, compared to $1,087.2 million and a weighted average interest rate of 6.5% for the six months ended July 1, 2011.

Other

Other expense increased $10.5 million from a loss of $3.5 million for the six months ended July 1, 2011 to a gain of $7.0 million for the six months ended June 29, 2012. The increase is attributable to a $2.2 million gain related to SANYO Semiconductor purchase agreement adjustments due from SANYO Electric, combined with certain foreign exchange movements on the net underlying exposures that have no offsetting hedge positions.

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

Provision for Income Taxes

The provision for the six months ended June 29, 2012 was $11.3 million, which consisted of $11.3 million for income and withholding taxes of certain of our foreign operations and $0.5 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the six months ended June 29, 2012.

The provision for the six months ended July 1, 2011 was $4.0 million, which consisted of $4.9 million for income and withholding taxes of certain of our foreign operations and $0.7 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $1.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the six months ended July 1, 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 23.3% for the six months ended June 29, 2012, which is below the U.S. statutory federal income tax rate of 35%, due to our domestic and foreign tax losses and tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Cash Requirements

Contractual Obligations

During the first six months of 2012, there have not been any material changes outside of the ordinary course of business to the contractual obligations table contained in our 2011 Form 10-K for the fiscal year ended December 31, 2011. For information on long-term debt see Note 6: “Long-Term Debt,” for operating leases see Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” located elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $517.8 million at June 29, 2012. Additionally, our balance of short-term investments was $238.6 million at June 29, 2012. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at June 29, 2012 include approximately $491.6 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of June 29, 2012. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.9 million at June 29, 2012.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $97.9 million as of June 29, 2012. We are also a guarantor of Semiconductor Component Industries, LLC (“SCI LLC’s”) unsecured loan with SANYO Electric which had a balance of $320.9 million as of June 29, 2012. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for further discussion.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $136.1 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

In connection with the SANYO Semiconductor acquisition, we entered into an operational supply agreement that provided that if we continued to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, including certain seconded employees, we would receive the ability to utilize operation support credits of approximately $301.6 million. Through June 29, 2012, we have used approximately $258.3 million, leaving us a balance of $43.3 million. There are no guarantees that we will be able to fully utilize these credits.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, for strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand and short-term investments. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See also Note 15: “Subsequent Events” for a discussion of our recently approved share repurchase program.

We believe that the key factors that could affect our internal and external sources of cash include:

•

Factors that affect our results of operations and cash flows, such as the impact on our business and operations of the 2011 Thailand flooding, changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. This evaluation currently includes evaluating the impact of the 2011 Thailand flooding and Japan earthquake and resulting tsunami. For example, in first six months of 2012, we paid $114.7 million for capital expenditures, while in the first six months of 2011 we paid $173.5 million. Our current projection for capital expenditures in 2012 is $90.0 million to $110.0 million, of which our current minimum commitment is $65.2 million. The capital expenditure levels can materially influence our available cash for other initiatives, such as our share repurchase program.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Six Months Ended
	June 29, 2012	July 1, 2011
Summarized cash flow from operating activities
Net income	$37.2	$71.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.4	109.9
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Non-cash stock compensation expense	12.6	20.9
Non-cash interest	13.2	17.6
Provision for excess inventories	27.3	3.8
Other miscellaneous adjustments	0.5	(13.7)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	16.0	(32.5)
Inventories	(53.6)	43.6
Deferred income on sales to distributors	(19.8)	38.2
Other miscellaneous changes in assets and liabilities	(27.3)	(53.6)

Net cash provided by operating activities	$127.5	$261.6

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $800.0 million at June 29, 2012 and has fluctuated between $1,076.2 million and $523.7 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the six months ended June 29, 2012, our working capital decreased primarily due to increases in accrued expenses associated with restructuring activities for the SANYO Semiconductor voluntary retirement program as discussed in Note 4: “Restructuring, Asset Impairments and Other, Net.”

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $114.7 million in the first six months of 2012, compared to cash capital expenditures of $173.5 million during the first six months of 2011. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing Events

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of June 29, 2012 and December 31, 2011 (dollars in millions):

	June 29, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.21% and 2.33%, respectively (1)	320.9	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.0 million and $2.0 million, respectively) (2)	—	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $3.3 million and $6.6 million, respectively) (3)	91.7	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $18.6 million and $24.5 million, respectively) (4)	213.8	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $20.0 million and $22.0 million, respectively) (5)	178.6	176.6
Loan with Hong Kong bank, interest payable weekly at 2.00% and 2.04%, respectively	33.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 1.99% and 2.01%, respectively	62.8	68.2
Loans with Chinese bank due 2013, interest payable quarterly at 4.32% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.58% and 1.71%, respectively	1.4	3.5
Loan with Singapore bank, interest payable weekly at 1.97% and 1.97%, respectively	20.0	25.0
Loan with British finance company, interest payable monthly at 1.79% and 2.42%, respectively	5.2	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	30.7	31.6
U.S. equipment financing payable monthly through 2015 at 3.23%	9.6	10.8
Capital lease obligations	95.6	100.9

Long-term debt, including current maturities	1,070.3	1,207.0
Less: Current maturities	(265.3)	(370.1)

Long-term debt	$805.0	$836.9

(1)	This represents SCI LLC’s unsecured loan with SANYO Electric, which is guaranteed by us.
(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid on April 16, 2012. See Note 6: “Long-Term Debt” for further detail.

(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to us at the option of the holders of the notes on December 15 of 2016 and 2021 or called at our option on or after December 20, 2016.

Our Convertible Notes are subordinated to the senior indebtedness of ON Semiconductor and its Guarantor Subsidiaries (as defined in Note 14: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this report) on the terms described in the indentures for such notes. As of June 29, 2012, we were in compliance with the indentures relating to our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through June 29, 2013.

On April 16, 2012, we exercised our call option relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, we paid the gross principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation.

On June 28, 2012, we amended our Senior Revolving Credit Facility to permit certain derivative transactions related to share repurchase transactions.

Cash Management

Our ability to manage cash is limited, as our primary cash inflows and outflows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. While we have some flexibility with respect to the timing of capital equipment purchases, we must invest in capital equipment on a timely basis to allow us to maintain our manufacturing efficiency and support our platforms for new products.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 2: “New Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At June 29, 2012, our long-term debt (including current maturities) totaled $1,070.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $620.0 million as of June 29, 2012. We do have interest rate exposure with respect to the $450.3 million balance on our variable interest rate debt outstanding as of June 29, 2012. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.3 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at June 29, 2012 and December 31, 2011 was $197.8 million and $203.4 million , respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Substantially, all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including, Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $21.7 million as of June 29, 2012, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting.

On January 1, 2011, we acquired SANYO Semiconductor and certain related assets, which operated under its own set of systems and internal controls. We are monitoring and maintaining SANYO Semiconductor’s control environment in conjunction with our historic control environment until all of SANYO Semiconductor’s systems are integrated into our own systems and control environment.

There have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 29, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2011 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations and estimates, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current credit and financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings (including the voluntary retirement program for employees in our SANYO Semiconductor Products Group) and synergies, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act of 2002), risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2011 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Amendment No. 1 to Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents dated June 28, 2012(2)

10.2	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 15, 2012 (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under file number File No. 000-30419.

(1)	Management contract or compensatory plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: August 2, 2012	By:	/ S/ DONALD COLVIN
Donald Colvin
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Amendment No. 1 to Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents dated June 28, 2012(2)

10.2	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 15, 2012 (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under file number File No. 000-30419.

(1)	Management contract or compensatory plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.