Form 10-Q
period 2012-09-28
ON SEMICONDUCTOR CORP
filed 2012-11-02
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 26, 2012:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	448,293,513

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	September 28, 2012	December 31, 2011
Assets
Cash and cash equivalents	$421.4	$652.9
Short-term investments	221.6	248.6
Receivables, net	415.4	457.2
Inventories	644.3	637.4
Other current assets	121.9	121.6
Deferred income taxes, net of allowances	10.4	10.0

Total current assets	1,835.0	2,127.7
Property, plant and equipment, net	1,231.6	1,109.5
Deferred income taxes, net of allowances	34.6	34.2
Goodwill	198.7	198.7
Intangible assets, net	303.9	337.2
Other assets	66.1	76.2

Total assets	$3,669.9	$3,883.5

Liabilities, Non-Controlling Interests and Stockholders’ Equity
Accounts payable	$349.9	$451.8
Accrued expenses	248.7	239.8
Income taxes payable	6.2	7.5
Accrued interest	4.1	0.7
Deferred income on sales to distributors	149.9	172.0
Deferred income taxes, net of allowances	33.9	33.6
Current portion of long-term debt (See Note 6)	260.9	370.1

Total current liabilities	1,053.6	1,275.5
Long-term debt (See Note 6)	802.5	836.9
Other long-term liabilities	252.8	260.1
Deferred income taxes, net of allowances	21.4	17.5

Total liabilities	2,130.3	2,390.0

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 507,999,924 and 502,452,084 shares issued, 451,678,389 and 451,284,220 shares outstanding, respectively)	5.1	5.0
Additional paid-in capital	3,143.2	3,113.5
Accumulated other comprehensive loss	(45.2)	(46.7)
Accumulated deficit	(1,154.7)	(1,202.3)
Less: treasury stock, at cost; 56,321,535 and 51,167,864 shares, respectively	(437.1)	(401.3)

Total ON Semiconductor Corporation stockholders’ equity	1,511.3	1,468.2
Non-controlling interests in consolidated subsidiaries	28.3	25.3

Total equity	1,539.6	1,493.5

Total liabilities and equity	$3,669.9	$3,883.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenues	$725.5	$898.0	$2,214.7	$2,674.4
Cost of product revenues	487.5	636.9	1,473.2	1,904.8

Gross profit	238.0	261.1	741.5	769.6
Operating expenses:
Research and development	90.1	91.5	279.3	271.8
Selling and marketing	44.2	48.4	136.8	149.0
General and administrative	36.8	51.9	119.7	151.3
Amortization of acquisition-related intangible assets	11.1	10.6	33.3	31.7
Restructuring, asset impairments and other, net	11.2	65.4	57.3	82.9

Total operating expenses	193.4	267.8	626.4	686.7

Operating income (loss)	44.6	(6.7)	115.1	82.9

Other income (expenses), net:
Interest expense	(13.6)	(16.9)	(43.4)	(52.5)
Interest income	0.3	0.3	1.1	0.8
Other	(3.6)	(3.1)	3.4	(6.6)
Loss on debt repurchase or exchange	(7.8)	(5.3)	(7.8)	(5.3)
Gain on SANYO Semiconductor acquisition	—	—	—	24.3

Other income (expenses), net	(24.7)	(25.0)	(46.7)	(39.3)

Income (loss) before income taxes	19.9	(31.7)	68.4	43.6
Income tax provision	(6.5)	(17.3)	(17.8)	(21.3)

Net income (loss)	13.4	(49.0)	50.6	22.3
Less: Net income attributable to non-controlling interests	(0.9)	(0.4)	(3.0)	(1.9)

Net income (loss) attributable to ON Semiconductor Corporation	$12.5	$(49.4)	$47.6	$20.4

Comprehensive income (loss):
Net income (loss)	$13.4	$(49.0)	$50.6	$22.3
Foreign currency translation adjustments	(2.1)	6.0	0.2	10.4
Effects of cash flow hedges	1.8	—	1.1	—
Unrealized gain (loss) on available-for-sale securities	(0.2)	—	0.1	—
Amortization of prior service costs of defined benefit plan	—	—	0.1	0.2

Comprehensive income	12.9	(43.0)	52.1	32.9
Comprehensive income attributable to non-controlling interests	(0.9)	(0.4)	(3.0)	(1.9)

Comprehensive income (loss) attributed to ON Semiconductor Corporation	$12.0	$(43.4)	$49.1	$31.0

Net income (loss) per common share attributable to ON Semiconductor Corporation
Basic	$0.03	$(0.11)	$0.10	$0.05

Diluted	$0.03	$(0.11)	$0.10	$0.04

Weighted average common shares outstanding:
Basic	454.6	448.8	453.9	445.5

Diluted	456.2	448.8	458.2	454.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$50.6	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.7	166.8
Gain on sale and disposal of fixed assets	(4.7)	(6.9)
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4
Non-cash portion of loss on debt repurchase or exchange	7.8	5.3
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Amortization of debt issuance costs and debt discount	1.7	1.8
Provision for excess inventories	30.6	18.7
Non-cash asset impairment charges	2.1	61.7
Non-cash share-based compensation expense	14.7	26.9
Non-cash interest	18.7	26.5
Deferred income taxes	3.4	(7.2)
Other	(1.4)	0.5
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	43.5	9.7
Inventories	(36.3)	85.9
Other assets	(19.2)	(2.7)
Accounts payable	(128.8)	(98.9)
Accrued expenses	3.8	(44.6)
Income taxes payable	(1.4)	8.7
Accrued interest	3.4	3.2
Deferred income on sales to distributors	(22.1)	38.9
Other long-term liabilities	(9.7)	8.1

Net cash provided by operating activities	139.4	380.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(198.8)	(259.3)
Proceeds from sales of property, plant and equipment	5.1	3.3
Deposits utilized for purchases of property, plant and equipment	1.6	1.0
Recovery from insurance on property, plant and equipment	11.5	—
Purchase of businesses, net of cash acquired	—	(17.9)
Proceeds from held-to-maturity securities	288.7	—
Purchase of held-to-maturity securities	(261.7)	(178.4)
Change in restricted cash	—	142.1

Net cash used in investing activities	(153.6)	(309.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	4.3	6.1
Proceeds from exercise of stock options	6.0	58.3
Payments of tax withholding for restricted shares	(8.8)	(15.4)
Repurchase of common stock	(22.5)	—
Proceeds from debt issuance	11.1	64.0
Payment of capital lease obligations	(30.6)	(28.1)
Repayment of long-term debt	(173.3)	(71.0)
Repurchase or exchange of convertible notes	(2.0)	(56.2)
Capitalized closing costs in connection with convertible notes	(0.3)	—

Net cash used in financing activities	(216.1)	(42.3)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	6.7

Net (decrease) increase in cash and cash equivalents	(231.5)	36.0
Cash and cash equivalents, beginning of period	652.9	623.3

Cash and cash equivalents, end of period	$421.4	$659.3

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

The Company uses a thirteen-week fiscal quarter accounting period, for each quarter, with the first quarter ending on the last Friday in March and the fourth quarter ending on December 31. The third quarters ended September 28, 2012 and September 30, 2011 each contained 91 days. The nine months ended September 28, 2012 and September 30, 2011 contained 272 days and 273 days, respectively.

The accompanying unaudited financial statements as of September 28, 2012, and for the three and nine months ended September 28, 2012 and September 30, 2011, respectively, have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2011 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the measurement of valuation allowances relating to trade and tax receivables, inventories and deferred tax assets; estimates of future payouts for customer incentives, warranties, and restructuring activities; assumptions surrounding future pension obligations and related investment returns; the fair value of stock options and of financial instruments (including derivative financial instruments); and future cash flows associated with long-lived assets and goodwill impairment charges. Actual results could differ from these estimates.

Revision of Prior Period Financial Statements

The Company has retrospectively adjusted the consolidated statements of comprehensive income for the nine months ended September 30, 2011, primarily related to adjustments to the purchase price allocation of the SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) acquisition, which resulted in a reduction of the gain on the SANYO Semiconductor acquisition. The Company reported a gain of $58.0 million for the nine months ended September 30, 2011, which was retrospectively adjusted at December 31, 2011 to $24.3 million in accordance with Accounting Standards Codification (“ASC”) 805 Business Combinations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following table presents the effects of the above items on the Company’s consolidated statements of comprehensive income (in millions):

	For the Nine Months Ended September 30, 2011
	As reported	As revised
Other income (expenses), net:
Gain on SANYO Semiconductor acquisition	58.0	24.3
Net income attributable to ON Semiconductor Corporation	$54.1	$20.4

Net income per common share attributable to ON Semiconductor Corporation
Basic	$0.12	$0.05

Diluted	$0.12	$0.04

Note 2: New Accounting Pronouncements

ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing of Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”)

ASU 2012-02 is intended to reduce the complexity and cost of performing an evaluation of impairment of indefinite-lived intangible assets other than goodwill. Under the new guidance, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30 “Intangibles—Goodwill and Other.” The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”)

ASU 2011-08 is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the new guidance, an entity will have the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance effective in the first quarter of fiscal 2012. The adoption of ASU 2011-08 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of September 28, 2012 and December 31, 2011 (in millions):

	Balance as of September 28, 2012			Balance as of December 31, 2011
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Automotive, Industrial, Medical and Mil-Aero Products Group	$552.4	$(406.0)	$146.4	$552.4	$(406.0)	$146.4
Computing & Consumer Products Group	23.5	—	23.5	23.5	—	23.5
Standard Products Group	37.7	(8.9)	28.8	37.7	(8.9)	28.8

	$613.6	$(414.9)	$198.7	$613.6	$(414.9)	$198.7

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through September 28, 2012 that would require an expedited impairment analysis, the Company’s current projections include assumptions of the duration and severity of the current industry downturn, which could negatively change and, which, in turn, could adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the reporting units containing the goodwill could exceed their carrying value in future impairment tests.

Intangible Assets

Intangible assets, net were as follows as of September 28, 2012 and December 31, 2011 (in millions):

	September 28, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.5)	$—	$—	$5.4	5-12
Customer relationships	280.3	(86.7)	(26.5)	(3.2)	163.9	5-18
Patents	43.7	(15.1)	—	—	28.6	12
Developed technology	146.2	(47.5)	—	(2.0)	96.7	5-12
Trademarks	14.0	(4.7)	—	—	9.3	15
In-process research and development	2.5	—	—	(2.5)	—

Total intangibles	$500.6	$(162.5)	$(26.5)	$(7.7)	$303.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	December 31, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.0)	$—	$—	$5.9	5-12
Customer relationships	280.3	(71.9)	(26.5)	(3.2)	178.7	5-18
Patents	43.7	(10.4)	—	—	33.3	12
Developed technology	145.6	(35.5)	—	(2.0)	108.1	5-12
Trademarks	14.0	(3.4)	—	—	10.6	15
In-process research and development	3.1	—	—	(2.5)	0.6

Total intangibles	$500.6	$(129.2)	$(26.5)	$(7.7)	$337.2

Amortization expense for acquisition-related intangible assets amounted to $11.1 million and $33.3 million for the quarter and nine months ended September 28, 2012, respectively, and was $10.6 million and $32.8 million for the quarter and nine months ended September 30, 2011, respectively, none of which was included in cost of product revenues for the quarter ended September 30, 2011 and $1.1 million of which was included in cost of product revenues for the nine months ended September 30, 2011. The Company is currently amortizing fourteen projects having an original cost of $33.4 million through developed technology relating to projects that were originally classified as in-process research and development at the time of acquisition, but which now have been completed and are being amortized over a weighted-average useful life of 8.5 years. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

Total
Remainder of 2012	$11.4
2013	39.7
2014	38.5
2015	37.4
2016	34.4
Thereafter	142.5

Total estimated amortization expense	$303.9

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, asset impairments and other, net” caption on the consolidated statement of comprehensive income for the quarter and nine months ended September 28, 2012 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended September 28, 2012
2012 global workforce reduction	$7.8	$—	$—	$7.8
Executive severance	—	—	0.5	0.5
Voluntary retirement program at SANYO Semiconductor	3.2	—	—	3.2
Thailand facility closure	(2.3)	—	—	(2.3)
Aizu facility closure	(0.2)	2.1	—	1.9
SANYO Semiconductor consolidation	0.4	—	—	0.4
2011 global workforce reduction	(0.3)	—	—	(0.3)

Total	$8.6	$2.1	$0.5	$11.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Restructuring	Impairment	Other	Total
Nine months ended September 28, 2012
2012 global workforce reduction	$7.8	$—	$—	$7.8
Executive severance	—	—	0.5	0.5
Voluntary retirement program at SANYO Semiconductor	45.7	—	(11.7)	34.0
Thailand facility closure	2.4	—	—	2.4
Aizu facility closure	7.6	2.1	0.1	9.8
SANYO Semiconductor consolidation	2.7	—	—	2.7
2011 global workforce reduction	(0.1)	—	—	(0.1)
Acquisition of AMIS Holdings	0.2	—	—	0.2

Total	$66.3	$2.1	$(11.1)	$57.3

The following is a rollforward of the accrued restructuring charges from December 31, 2011 to September 28, 2012 (in millions):

	Balance as of December 31, 2011	Charges	Usage	Adjustments	Balance as of September 28, 2012
Estimated employee separation charges:	$8.9	$61.8	$(50.9)	$(0.5)	$19.3

Estimated costs to exit:	$8.4	$4.5	$(9.9)	$—	$3.0

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2012 or had not been completed as of September 28, 2012, are as follows:

2012 Global Workforce Reduction

In the third quarter of 2012, the Company initiated a global workforce reduction program for cost savings purposes. A total of 172 employees were notified of their termination, of which 118 were exited during the third quarter of 2012. For the quarter and nine months ended September 28, 2012, the Company recorded employee separation charges of approximately $7.8 million related to this program.

As of September 28, 2012, the accrued liability associated with employee separation charges was $4.6 million. The Company expects to incur additional severance and related benefits of $0.2 million related to this plan, which is expected to be completed by the fourth quarter of 2013.

Voluntary Retirement Program at SANYO Semiconductor

In the second quarter of 2012, the Company initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During the second quarter of 2012, a total of 540 employees accepted voluntary retirement packages. Substantially all of these employees were exited by the end of June, with 58 employees having retirement dates during the second half of 2012. For the nine months ended September 28, 2012, the Company recorded employee separation charges of approximately $45.7 million related to this program. As a result of the headcount reduction, the Company adjusted the pension and related retirement liabilities associated with these employees, which resulted in a benefit of $11.7 million, which is recorded as other charges. Due to the significance of these headcount reductions, the Company remeasured the assets and liabilities associated with these retirement plans. See Note 5: “Balance Sheet Information” for additional information relating to the adjustment to the pension and related retirement liabilities associated with this remeasurement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of September 28, 2012, the accrued liability associated with employee separation charges was $1.2 million. The Company expects to incur additional severance of $0.3 million related to outplacement services, which are expected to be completed by the end of 2012. There are 16 employees remaining to be exited by the end of 2012.

Thailand Facility Closure

Cumulative charges of $14.3 million, net of adjustments, have been recognized through September 28, 2012, related to the 2011 announced plan to close our probe, assembly and test operations in Ayutthaya, Thailand and to partially close our Bang Pa In, Thailand facility as a result of the flooding in these regions. During the fourth quarter of 2011, a total of approximately 1,600 employees were asked to resign due to such closures. As of September 28, 2012, no employees remained to be exited. For the nine months ended September 28, 2012, the Company recorded employee separation charges of approximately $1.5 million related to these terminations. Additionally, the Company recorded other charges of $0.9 million, which represented $5.0 million of costs incurred associated with the closure and partial closure of these facilities, partially offset by $3.0 million of additional insurance proceeds and $1.1 million of gain on the sale of fixed assets.

The accrued liability associated with employee separation charges and exit costs as of September 28, 2012 was $0.1 million and $1.2 million, respectively. The Company expects to incur $0.1 million of additional exit costs during the remainder of 2012 for this program. All payments associated with this program are expected to be completed by the end of the first quarter of 2013.

Aizu Facility Closure

Cumulative charges of $79.8 million, net of adjustments, have been recognized through September 28, 2012, related to the announced closure of the Company’s Aizu facility for cost savings purposes. As of September 28, 2012, a total of 206 employees have been notified that their employment with the Company will be terminated due to the closure of the Aizu facility. As of September 28, 2012, 25 employees had been exited. For the nine months ended September 28, 2012, the Company recognized restructuring charges of $7.6 million related to severance benefits for employees required to give further services prior to receiving these termination benefits. Additionally, the Company impaired the carrying value of the Aizu site by $2.1 million to reflect its realizable value based on current negotiations for the sale of the site.

The accrued liability associated with employee separation charges at the Aizu facility was $12.9 million as of September 28, 2012. Additionally, the Company expects to incur additional employee separation charges of approximately $1.2 million for employee outplacement services in 2013 and between $2.0 million to $3.0 million in exit costs.

SANYO Semiconductor Consolidation

Cumulative charges of $12.7 million, net of adjustments, have been recognized through September 28, 2012, related to the 2011 announced plans to integrate and restructure the operations of SANYO Semiconductor and the Company, in part for cost savings purposes. For the nine months ended September 28, 2012, the Company recorded an incremental $2.7 million of restructuring charges relating to the consolidation of factories.

The accrued liability associated with the SANYO Semiconductor consolidation program for exit costs as of September 28, 2012 was $1.5 million, with no accrual remaining for employee separation charges. The Company expects to incur no additional charges associated with this program and all payments associated with this program are expected to be completed by the end of the fourth quarter of 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

2011 Global Workforce Reduction

Cumulative charges of $2.4 million, net of adjustments, have been recognized through September 28, 2012 related to the announced plans to reduce worldwide personnel for cost savings purposes. During the third quarter of 2011, a total of 42 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of the end of the third quarter of 2012, one of these employees still remained employed by the Company. We expect that the one remaining notified individual will be officially separated from the Company in the fourth quarter of 2012, with all related benefit payments being made in the same period.

As of September 28, 2012, the Company had accrued $0.5 million for employee separation charges associated with this activity, and no exit cost accrual. The Company does not expect to incur any more employee separation charges during the remainder of 2012, and all payments associated with the program are expected to be completed by the end of the fourth quarter of 2012.

2011 Closure of the Phoenix, Arizona Wafer Manufacturing Facility

Cumulative charges of $4.3 million have been recognized through September 28, 2012 related to the 2011 closure of the Phoenix, Arizona wafer manufacturing facility.

In the second quarter of 2011, the Company proceeded with its previously announced plans to close the Phoenix, Arizona wafer manufacturing facility for cost saving purposes. A total of 166 employees were notified that their employment with the Company would be terminated due to their positions being eliminated or consolidated in connection with this restructuring. As of September 28, 2012, all terminations and related termination benefit payments associated with this closure had been completed.

Acquisition of AMIS Holdings, Inc. (“AMIS”)

The Company had $8.1 million of accrued liabilities for estimated costs to exit certain activities of AMIS, which was acquired in March 2008, of which $0.1 million were for employee separation costs and $8.0 million were for exit costs outstanding as of December 31, 2011. During the nine months ended September 28, 2012, the Company paid decommissioning costs resulting from the shutdown of a fabrication facility of $0.1 million and $7.5 million related to exit costs.

The remaining accrued liability of $0.3 million associated with exit costs is expected to be completed by the end of the first quarter of fiscal 2013.

Other

In the third quarter of 2012, the Company and its former Chief Financial Officer mutually agreed to his resignation as an officer of the Company for which the Company accrued $0.5 million related to the resignation. We expect the liability will be paid by the end of the fourth quarter of fiscal 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 5: Balance Sheet Information

Balance sheet information consists of the following (dollars in millions):

	September 28, 2012	December 31, 2011
Receivables, net:
Accounts receivable	$420.8	$464.3
Less: Allowance for doubtful accounts	(5.4)	(7.1)

	$415.4	$457.2

Inventories:
Raw materials	$74.9	$58.8
Work in process	397.2	430.8
Finished goods	172.2	147.8

	$644.3	$637.4

Property, plant and equipment, net:
Land	$74.2	$76.6
Buildings	563.1	539.3
Machinery and equipment	2,106.1	1,943.0

Total property, plant and equipment	2,743.4	2,558.9
Less: Accumulated depreciation	(1,511.8)	(1,449.4)

	$1,231.6	$1,109.5

Accrued expenses:
Accrued payroll	$117.7	$125.2
Sales related reserves	58.5	45.5
Restructuring reserves	22.3	17.3
Accrued pension liability	9.9	11.4
Other	40.3	40.4

	$248.7	$239.8

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(46.3)	$(46.5)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.2)
Effect of cash flow hedges	1.1	—
Unrealized gain on available for sale securities	0.1	—

	$(45.2)	$(46.7)

Included in accumulated other comprehensive loss as of September 28, 2012 is $18.6 million of foreign currency translation gains related to the Company’s subsidiary that owns the Aizu facility, which utilizes the Japanese Yen as its functional currency. As further described in Note 4: “Restructuring, Asset Impairments and Other, Net,” the Company intends to close its Aizu facility during the fourth quarter of 2012. After the operational closure is complete, the Company intends to liquidate and wind-down the legal entity. As required by accounting standards, when the liquidation is substantially complete, the Company will recognize in results of operations any amount remaining in accumulated other comprehensive income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Warranty Reserves

The activity related to our warranty reserves for the nine months ended September 28, 2012 and September 30, 2011, respectively, is as follows (in millions):

	Nine Months Ended
	September 28, 2012	September 30, 2011
Beginning Balance	$5.8	$3.3
Provision	2.5	2.4
Usage	(1.8)	(0.7)

Ending Balance	$6.5	$5.0

Defined Benefit Plans

The Company maintains defined benefit plans for some of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 28, 2012, the total accrued pension liability for underfunded plans was $85.0 million, of which the current portion of $9.9 million was classified as accrued expenses. As of December 31, 2011, the total accrued pension liability for underfunded plans was $83.3 million, of which the current portion of $11.4 million was classified as accrued expenses. As of September 28, 2012 and December 31, 2011, the total pension asset for overfunded plans was $10.3 million and $12.4 million, respectively. During the second quarter of 2012, the Company initiated a voluntary retirement program at SANYO Semiconductor and certain of its subsidiaries. As a result of this restructuring, the Company remeasured the pension assets and liabilities associated with the impacted defined benefit plans that resulted in an actuarial loss of $2.4 million. Additionally, the Company recorded a curtailment gain of $6.6 million in restructuring, asset impairments and other, net. The components of the Company’s net periodic pension expense for the quarters ended September 28, 2012 and September 30, 2011 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Service cost	$2.9	$2.1	$8.2	$6.5
Interest cost	1.4	1.3	4.2	3.9
Expected return on plan assets	(0.9)	(1.0)	(3.3)	(3.0)
Amortization of prior service cost	—	0.1	0.1	0.3
Curtailment gain	—	—	(6.6)	—
Actuarial loss	—	—	2.4	—

Total net periodic pension cost	$3.4	$2.5	$5.0	$7.7

Multiemployer Defined Benefit Plans

Included in other long-term liabilities as of September 28, 2012 and December 31, 2011 are the estimated liabilities of $137.5 million and $151.0 million, respectively, which represents the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in certain SANYO Electric Co. Ltd. (“SANYO Electric”) multiemployer defined benefit pension plans from which the Company intends to withdraw. During the quarter and nine months ended September 28, 2012 and September 30, 2011, the Company recorded net expenses of $2.5 million and $3.8 million, respectively, and $8.8 million and $14.6 million,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

respectively, associated with the Company’s participation in the SANYO Electric multiemployer pension plans. Included in the net expenses above for the nine months ended September 28, 2012 is approximately $5.1 million, which is recorded as a gain in restructuring, asset impairments and other, net related to the multiemployer obligations. During the nine months ended September 28, 2012, the Company completed the withdrawal from one of the SANYO Electric multiemployer pension plans and obtained the appropriate governmental approval to withdraw from the other two plans. The Company expects to receive the assets related to these plans from the SANYO Electric multiemployer plans during the fourth quarter of 2012. Upon receipt of the pension assets, the withdrawal will be complete and the Company will report the underfunded liability as part of its accrued pension liabilities. In connection with the withdrawal and associated agreements with SANYO Electric, the Company expects to receive approximately $22.2 million in the fourth quarter of 2012, after the receipt of the pension assets, which is recorded in other current assets as of September 28, 2012.

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	September 28, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.11% and 2.33%, respectively (1)	311.4	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.0 million and $2.0 million, respectively) (2)	—	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $1.5 million and $6.6 million, respectively) (3)	93.5	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $8.9 million and $24.5 million, respectively) (4)	123.7	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $25.6 million and $22.0 million, respectively) (5)	272.8	176.6
Loan with Hong Kong bank, interest payable weekly at 1.97% and 2.04%, respectively	30.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 1.95% and 2.01%, respectively	60.2	68.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.83% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due 2012 through 2013, interest payable monthly and semi-annually at an average rate of 1.58% and 1.71%, respectively	1.2	3.5
Loan with Singapore bank, interest payable weekly at 1.95% and 1.97%, respectively	10.0	25.0
Loan with British finance company, interest payable monthly at 1.52% and 2.42%, respectively	7.7	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	30.2	31.6
U.S. equipment financing payable monthly through 2016 at 2.94%	15.1	10.8
Capital lease obligations	100.6	100.9

Long-term debt, including current maturities	1,063.4	1,207.0
Less: Current maturities	(260.9)	(370.1)

Long-term debt	$802.5	$836.9

(1)	This loan represents Semiconductor Components Industries, LLC’s (“SCI LLC”) unsecured loan with SANYO Electric, which is guaranteed by the Company.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid on April 16, 2012. See below for further discussion of the retirement of the Zero Coupon Convertible Senior Subordinated Notes due 2024.
(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to the Company at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at the option of the Company on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of September 28, 2012 are as follows (in millions):

Expected Maturities
Remainder of 2012	$137.7
2013	279.4
2014	93.0
2015	71.5
2016	364.5
Thereafter	153.3

Total	$1,099.4

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

2.625% Convertible Senior Subordinated Notes, Series B

On September 4, 2012, the Company exchanged an additional $99.9 million of its 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash. Subject to certain other terms and conditions, this exchange extended the debt maturity for the exchanged amount from December 2013 to December 2016. Interest on the notes is payable on June 15 and December 15 of each year, beginning on December 15, 2012. The effective interest rate of the notes is 4.4%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

The Company recorded exchange expenses of $0.6 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2016. The notes bear interest at the rate of 2.625% per year from the date of issuance.

For additional information on the rights and preferences and other details associated with the 2.625% Convertible Senior Subordinated Notes, Series B, see “Note 8: Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2011 Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Loss on Debt Repurchase or Exchange

As discussed above, on September 4, 2012, the Company exchanged $99.9 million in par value ($92.8 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash. The cash payment and the $99.9 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as reacquisition of the equity component.

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt exchange of $7.8 million, which included the write-off of $0.6 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $1.9 million for the reacquisition of equity component.

During the quarter ended September 30, 2011, the Company repurchased $53.0 million in par value ($46.6 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as reacquisition of the equity component.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income (loss) applicable to ON Semiconductor Corporation	$12.5	$(49.4)	$47.6	$20.4

Basic weighted average common shares outstanding	454.6	448.8	453.9	445.5
Add: Incremental shares for:
Dilutive effect of share-based awards	1.6	—	3.2	8.5
Dilutive effect of convertible notes	—	—	1.1	0.3

Diluted weighted average common shares outstanding	456.2	448.8	458.2	454.3

Net income (loss) per common share attributable to ON Semiconductor Corporation
Basic:	$0.03	$(0.11)	$0.10	$0.05

Diluted:	$0.03	$(0.11)	$0.10	$0.04

Basic income per common share is computed by dividing net income attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 18.8 million and 11.0 million for the quarters ended September 28, 2012 and September 30, 2011, respectively, and 15.1 million and 7.4 million for the nine months ended September 28, 2012 and September 30, 2011, respectively.

The dilutive impact related to the Convertible Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). As described in Note 6: “Long-Term Debt,” the Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid during the second quarter of 2012, and as a result, there were no incremental shares to include. Under the net share settlement calculation, the Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes, as of the end of the period, or as described in ASC 260, for year-to-date calculations. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Equity

Share Repurchase Program

On July 30, 2012, the Company’s Board of Directors (“Board of Directors” or “Board”) conditionally authorized management of the Company to execute a share repurchase program for up to $300.0 million of the Company’s common stock over the three-year period beginning with the final approval date, exclusive of any fees, commissions or other expenses, subject to the approval of a Special Committee of the Board of Directors, which was obtained on August 1, 2012. Under the share repurchase program, the Company may repurchase its common stock from time to time in privately negotiated transactions or in open market transactions, including transactions pursuant to trading plans in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations, and other market and economic conditions. The share repurchase program does not require the Company to purchase any particular amount of common stock and may be suspended or discontinued at any time. All stock repurchased is recorded as treasury stock at cost.

During the quarter ended September 28, 2012, the Company purchased approximately 4.1 million shares of common stock for an aggregate purchase price of approximately $27.0 million, exclusive of fees, commissions and other expenses at a weighted average price per share of $6.51. During the quarter ended September 28, 2012, the Company incurred costs of approximately $0.1 million related to fees, commissions and other expenses for purchases pursuant to the share repurchase program. At September 28, 2012, approximately $273.1 million was available to repurchase common stock pursuant to the share repurchase program. At September 28, 2012, $4.5 million of the $27.0 million amount repurchased remained unpaid and is recorded in accrued expenses. None of these shares had been reissued or retired as of September 28, 2012, but may be reissued or retired by the Company at a later date.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld by the Company upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the quarter and nine months ended September 28, 2012 were $0.5 million and $8.8 million, respectively, for which the Company withheld approximately 0.1 million shares and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of September 28, 2012, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company operates an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which the Company owns a majority of the outstanding equity interests. The Company’s investment in Leshan has been consolidated in its financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance was increased to $28.3 million at September 28, 2012 due to the non-controlling interest’s $3.0 million share of the earnings for the nine months ended September 28, 2012.

At December 31, 2010, the non-controlling interest balance was $22.0 million. This balance increased to $23.9 million at September 30, 2011 due to the non-controlling interest’s $1.9 million share of the earnings for the nine months ended September 30, 2011.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and employee stock purchase plan for the quarters and nine months ended September 28, 2012 and September 30, 2011 were comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Cost of revenues	$0.5	$1.3	$2.6	$4.9
Research and development	0.6	1.6	3.1	5.5
Selling and marketing	0.7	1.3	3.1	4.9
General and administrative	0.3	1.8	5.9	11.6

Share-based compensation expense before income taxes	$2.1	$6.0	$14.7	$26.9

Related income tax benefits (1)	—	—		—

Share-based compensation expense, net of taxes	$2.1	$6.0	$14.7	$26.9

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related deferred income tax benefits are recorded.

At September 28, 2012, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $9.0 million. At September 28, 2012, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $27.3 million. The total intrinsic value of stock options exercised during the quarter and nine months ended September 28, 2012 was $0.4 million and $4.1 million, respectively. The Company recorded cash received from the exercise of stock options of $0.7 million and $6.0 million and cash from the issuance of shares under the employee stock purchase plan of $2.0 million and $4.3 million and recorded no related income tax benefits during the quarter and nine months ended September 28, 2012, respectively.

During the nine months ended September 28, 2012, the Company reversed a total of approximately $6.1 million in prior recognized share-based compensation expense for certain of its performance-based restricted stock units whose performance measure attainment was deemed to be improbable. Of the total amount reversed, approximately $2.1 million was reversed during the quarter ended September 28, 2012, where the prior expense was recognized from the grant date through June 29, 2012, the close of the Company’s second quarter of 2012.

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

The weighted-average estimated fair value of employee stock options and the weighted average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the quarters and nine months ended September 28, 2012 and September 30, 2011 are as follows (annualized percentages):

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Volatility	46.9%	48.9%	46.8%	43.6%
Risk-free interest rate	0.6%	1.1%	0.8%	1.9%
Expected term	5.1 years	4.9 years	4.9 years	4.9 years
Weighted-average fair value per share	$2.54	$3.66	$3.06	$4.04

Share-based compensation expense recognized in the consolidated statement of comprehensive income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters ended September 28, 2012 and September 30, 2011, respectively, and 11.0% and 11.0% for the nine months ended September 28, 2012 and September 30, 2011, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 4.0% and 8.0% in the quarters ended September 28, 2012 and September 30, 2011, respectively, and 4.0% and 8.0% for the nine months ended September 28, 2012 and September 30, 2011, respectively.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the employee stock purchase plan. The weighted-average fair value of shares issued pursuant to the employee stock purchase plan and the weighted-average assumptions used in the pricing model for the quarters and nine months ended September 28, 2012 and September 30, 2011 are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Volatility	32.0%	32.0%	50.0%	32.0%
Risk-free interest rate	0.07%	0.02%	0.04%	0.06%
Expected term	0.25 years	0.25 years	0.25 years	0.25 years
Weighted-average fair value per share	$1.91	$2.29	$2.05	$2.16

Shares Available

As of December 31, 2011, there was an aggregate of 17.4 million shares of common stock available for grant under the Company’s Amended and Restated Stock Incentive Plan (the “Amended and Restated SIP”) and 4.1 million shares available for issuance under the employee stock purchase plan. On May 15, 2012, shareholders

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the Company’s 2000 Stock Incentive Plan that have or will become available for grant pursuant to the Amended and Restated SIP. As of September 28, 2012, there was an aggregate of 44.5 million shares of common stock available for grant under the Amended and Restated SIP and 3.4 million shares available for issuance under the employee stock purchase plan.

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Nine Months Ended September 28, 2012
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2011	18.7	$7.70
Granted	2.5	7.51
Exercised	(1.2)	4.89
Canceled	(1.5)	9.23

Outstanding at September 28, 2012	18.5	$7.74	4.2	$4.6

Exercisable at September 28, 2012	14.2	$7.78	3.6	$4.4

Additional information about stock options outstanding at September 28, 2012 with exercise prices less than or above $6.18 per share, the closing price of the Company’s common stock at September 28, 2012, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $6.18	4.7	$5.24	1.1	$5.93	5.8	$5.38
Above $6.18	9.5	$9.02	3.2	$8.45	12.7	$8.81

Total outstanding	14.2	$7.78	4.3	$7.80	18.5	$7.74

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of September 28, 2012, and changes during the nine months ended September 28, 2012 (number of shares in millions):

	Nine Months Ended September 28, 2012
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2011	9.6	$7.95
Granted	3.3	8.32
Released	(3.4)	5.11
Forfeited	(0.9)	9.27

Nonvested shares of restricted stock units at September 28, 2012	8.6	$9.09

Stock Grant Awards

During the nine months ended September 28, 2012, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting and a weighted average grant date fair value of $6.52 per share.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 28, 2012 (in millions):

Remainder of 2012	$7.0
2013	22.6
2014	19.1
2015	15.3
2016	13.1
Thereafter	45.9

Total	$123.0

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. The Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheet. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheet as of September 28, 2012 related to this matter for approximately $0.1 million. The Company does not believe that the liability and receivable amounts are material to the Company’s consolidated financial position, results of operations or cash flows.

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

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of September 28, 2012. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $6.2 million as of September 28, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately $94.6 million as of September 28, 2012. The Company is also a guarantor of SCI LLC’s unsecured loan with SANYO Electric, which had a balance of $311.4 million as of September 28, 2012. See Note 6: “Long-Term Debt” for further information on this loan.

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

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “Court”) captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor and alleges generally that (1) ON Semiconductor’s 2010 proxy statement contained materially false and misleading information regarding the Amended and Restated SIP in violation of the federal securities laws; (2) the Amended and Restated SIP was defective and, thus, any awards made pursuant to the Amended and Restated SIP would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Amended and Restated SIP. The Company moved to dismiss the lawsuit. On March 2, 2012, the parties entered into a stipulation of settlement (the “Settlement Stipulation”) that set forth the terms of a settlement which, if approved by the Court, would result in the dismissal of this action. In the Settlement Stipulation, the Company and the other individual defendants denied and continue to deny that they committed any of the wrongful acts alleged in this lawsuit, and maintain that they have diligently, scrupulously, and meticulously complied with their fiduciary and other legal duties. On March 2, 2012, the parties submitted for the Court’s approval the Settlement Stipulation and other papers needed to effect a resolution of this lawsuit. The Court entered an order on June 15, 2012, preliminarily approving the terms of the settlement. On August 27, 2012, the Court entered a final judgment and order approving the settlement and dismissing the lawsuit with prejudice, which order was not appealed. The Company believes that this dismissal and related settlement amount will have no material effect on our consolidated financial position, results of operations, or cash flows.

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, the Company (through its subsidiary SANYO Semiconductor) has received a request from one of its customers to pay to the customer an amount estimated by the customer to be approximately $20.0 million in respect of costs incurred or to be incurred by the customer and its customers in remedying certain alleged failures of SANYO Semiconductor products sold to the customer prior to the Company’s acquisition of SANYO Semiconductor. The Company is conducting investigations and evaluations of this matter, including fact finding and assessing possible liability, available defenses, mitigating circumstances and possible third party indemnity coverage. It is difficult to predict with certainty the ultimate loss exposure to ON Semiconductor; however, management believes that a number of defenses are available to the Company and it would expect to defend itself vigorously against any formal claim that may be asserted. While the Company makes no assurances or guarantees as to the outcome of this claim, based upon its current knowledge, the Company believes that the final result of this matter will have no material effect on its consolidated financial position, results of operations, or cash flows.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

On December 27, 2011, 112 former employees of the Company’s subsidiary SANYO Semiconductor Thailand (“SSTH”), whose manufacturing operations were located in the Rojana Industrial Park in Ayutthaya, Thailand (“Rojana Park”), filed complaints with the Labor Region 1 Court in Lopburi Province in Thailand, seeking damages against SSTH for unfair termination under Thailand’s labor laws. On January 19, 2012, three additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. On March 19, 2012, 46 additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. These cases were consolidated. All the cases are based on the widespread flooding in Thailand that occurred in the fourth quarter of 2011 and affected Rojana Park. The floods severely damaged SSTH’s buildings, equipment and other property at its Rojana Park location. As a result, the Company decided to cease SSTH’s operations in Thailand and SSTH asked its employees to resign. The lawsuits seek a total of approximately $25.4 million, which includes alleged damages for: (1) wages calculated based on the employee’s last wage rate from the date of termination through the date of retirement; (2) mental anguish; (3) lost bonuses; and/or (4) other damages. In September 2012 the company and all plaintiffs, except for one, entered into a confidential settlement agreement to settle these cases. The settlement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows, and the Company does not expect the one remaining lawsuit to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows. The Company denies the substantive allegations of the one remaining lawsuit and expects to vigorously defend against it.

See Part I, Item 1 “Business-Government Regulation” of the 2011 Form 10-K for information on certain environmental matters.

Note 10: Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2012 and December 31, 2011 (in millions):

	Balance as of September 28, 2012	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$340.3	$340.3	$455.3	$455.3
Treasuries	81.1	81.1	131.1	131.1
Commercial paper	—	—	50.9	50.9
Corporate bonds	—	—	15.6	15.1
Other Current Assets
Foreign currency exchange contracts	$1.3	$1.3	$0.7	$0.7

Liabilities:
Foreign currency exchange contracts	$—	$—	$0.1	$0.1

The Company’s financial assets and liabilities are valued using market prices on active markets (Level 1). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $221.6 million is classified as held-to-maturity securities and is carried at amortized cost. There were no unrealized losses on these short-term investments as of September 28, 2012.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at September 28, 2012 and December 31, 2011 are as follows (in millions):

	September 28, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$490.0	$540.2	$567.1	$683.9
Long-term debt	$427.5	$401.7	$496.6	$462.0

The fair value of the Convertible Notes was estimated based on quoted market prices. The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt and consideration of credit and default risk at September 28, 2012 and December 31, 2011.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of September 28, 2012 and December 31, 2011, the Company had outstanding foreign exchange contracts in a net sell position with a net notional amount of $188.3 million and $203.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of September 28, 2012 and December 31, 2011 (in millions):

	September 28, 2012		December 31, 2011
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Chinese Renminbi	$(5.6)	$5.6	$(12.8)	$12.8
Euro	(41.5)	41.5	(30.8)	30.8
Japanese Yen	(88.7)	88.7	(100.0)	100.0
Malaysian Ringgit	32.6	32.6	29.4	29.4
Other Currencies	14.1	19.9	7.6	30.4

	$(89.1)	$188.3	$(106.6)	$203.4

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of September 28, 2012, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the quarter and nine months ended September 28, 2012 and September 30, 2011, realized and unrealized foreign currency transaction loss was $3.8 million and $3.1 million, respectively, and a gain of $1.0 million and a loss of $6.6 million, respectively.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of September 28, 2012 was approximately $45.5 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

For the quarter and nine months ended September 28, 2012, the Company recorded a gain of $1.8 million and $1.1 million, respectively, recognized in other comprehensive income on derivatives associated with cash flow hedges. As of September 28, 2012, the Company had no liability balances for contracts designated as cash flow hedging instruments which were classified as other liabilities. For the quarter and nine months ended September 30, 2011, there was no cash flow hedging activity. As of September 28, 2012, the Company had asset balances for contracts designated as cash flow hedging instruments of $1.1 million, which were classified as other assets.

As of September 28, 2012 and September 30, 2011, the Company had balances for contracts not designated as hedging instruments of $1.3 million and $1.5 million, respectively, which were classified as other assets. As of September 28, 2012 and September 30, 2011, the Company had no liability balances for contracts not designated as hedging instruments classified as other liabilities.

Note 12: Supplemental Disclosures of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Nine Months Ended
	September 28, 2012	September 30, 2011
Non-cash financing activities:
Capital expenditures in accounts payable	$84.8	$64.3
Equipment acquired or refinanced through capital leases	$30.2	$23.5
Cash (received) paid for:
Interest income	$(1.1)	$(0.8)
Interest expense	$19.5	$21.0
Income taxes	$15.7	$15.7

Note 13: Segment Information

As of September 28, 2012, the Company was organized into four operating segments, which also represented its four reporting segments: computing and consumer products group, automotive, industrial, medical and mil-aero products group, standard products group and SANYO Semiconductor products group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources. Subsequent to September 28, 2012, the Company realigned its segments into three operating segments, which also represents its three reporting segments: applications product group, standard products group and SANYO Semiconductor products group. The Company’s year-end reporting will reflect the new segment structure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and nine months ended September 28, 2012 and September 30, 2011, respectively, are as follows (in millions):

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended September 28, 2012:
Revenues from external customers	$146.7	$188.8	$197.0	$193.0	$725.5
Segment gross profit	$57.5	$87.8	$68.3	$37.0	$250.6
Segment operating income (loss)	$25.1	$21.1	$43.5	$(21.4)	$68.3
For the quarter ended September 30, 2011:
Revenues from external customers	$151.1	$230.4	$221.7	$294.8	$898.0
Segment gross profit	$55.7	$119.5	$69.8	$26.5	$271.5
Segment operating income (loss)	$22.3	$50.0	$39.7	$(41.9)	$70.1

	Computing & Consumer Products Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the nine months ended September 28, 2012:
Revenues from external customers	$421.4	$593.3	$595.7	$604.3	$2,214.7
Segment gross profit	$162.5	$279.3	$223.3	$110.8	$775.9
Segment operating income (loss)	$65.8	$71.1	$144.0	$(73.2)	$207.7
For the nine months ended September 30, 2011:
Revenues from external customers	$473.5	$667.8	$685.8	$847.3	$2,674.4
Segment gross profit	$186.6	$336.1	$239.1	$52.5	$814.3
Segment operating income (loss)	$83.8	$120.2	$147.3	$(127.1)	$224.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	September 28, 2012	September 30, 2011
Gross profit for reportable segments	$250.6	$271.5
Unallocated amounts:
Other unallocated manufacturing costs	(12.6)	(10.4)

Gross profit	$238.0	$261.1

Operating income for reportable segments	$68.3	$70.1
Unallocated amounts:
Restructuring and other charges	(11.2)	(65.4)
Other unallocated manufacturing costs	(12.6)	(10.4)
Other unallocated operating expenses	0.1	(1.0)

Operating income (loss)	$44.6	$(6.7)

	Nine Months Ended
	September 28, 2012	September 30, 2011
Gross profit for reportable segments	$775.9	$814.3
Unallocated amounts:
Other unallocated manufacturing costs	(34.4)	(44.7)

Gross profit	$741.5	$769.6

Operating income for reportable segments	$207.7	$224.2
Unallocated amounts:
Restructuring and other charges	(57.3)	(82.9)
Other unallocated manufacturing costs	(34.4)	(44.7)
Other unallocated operating expenses	(0.9)	(13.7)

Operating income	$115.1	$82.9

Revenues by geographic location including local sales and exports made by operations within each area, based on shipments from the respective country, are summarized as follows (in millions):

	Quarter Ended
	September 28, 2012	September 30, 2011
United States	$106.7	$136.5
Other Americas	7.2	6.0
United Kingdom	94.0	111.1
Belgium	0.2	0.7
China	228.5	267.8
Japan	93.9	136.4
Singapore	157.3	180.6
Other Asia/Pacific	37.7	58.9

	$725.5	$898.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Nine Months Ended
	September 28, 2012	September 30, 2011
United States	$338.3	$398.5
Other Americas	20.4	23.3
United Kingdom	299.8	328.8
Belgium	0.3	3.7
China	664.4	815.3
Japan	314.2	380.8
Singapore	464.3	545.0
Other Asia/Pacific	113.0	179.0

	$2,214.7	$2,674.4

For the quarter and nine months ended September 28, 2012, there were no individual customers which accounted for more than 10.0% of the Company’s total revenues. For the quarter and nine months ended September 30, 2011, there were no individual customers which accounted for more than 10.0% of the Company’s total revenues.

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	September 28, 2012	December 31, 2011
United States	$287.5	$257.5
China	102.5	96.7
Other Europe	141.2	117.9
Malaysia	182.7	164.5
Philippines	180.5	204.0
Other Asia/Pacific	60.1	32.8
Japan	132.1	130.2
Belgium	69.1	70.0
Vietnam	63.0	23.4
Other Americas	12.9	12.5

	$1,231.6	$1,109.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 14: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the Convertible Notes. ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc., PulseCore Holdings (Cayman) Inc., California Micro Devices, Sound Design Technologies, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC and Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of September 28, 2012
Cash and cash equivalents	$—	$156.0	$—	$265.4	$—	$421.4
Short-term investments	—	221.6	—	—	—	221.6
Receivables, net	—	52.4	—	363.0	—	415.4
Inventories	—	44.7	—	606.2	(6.6)	644.3
Other current assets	—	8.9	—	113.0	—	121.9
Deferred income taxes, net of allowances	—	5.5	—	4.9	—	10.4

Total current assets	—	489.1	—	1,352.5	(6.6)	1,835.0
Property, plant and equipment, net	—	284.8	2.7	946.6	(2.5)	1,231.6
Deferred income taxes, net of allowances	—	—	—	34.6	—	34.6
Goodwill	—	125.8	37.2	35.7	—	198.7
Intangible assets, net	—	138.7	—	192.2	(27.0)	303.9
Investments and other assets	2,009.7	1,374.1	75.4	833.3	(4,226.4)	66.1

Total assets	$2,009.7	$2,412.5	$115.3	$3,394.9	$(4,262.5)	$3,669.9

Accounts payable	$—	$29.8	$0.1	$320.0	$—	$349.9
Accrued expenses	4.5	51.3	0.8	190.4	1.7	248.7
Income taxes payable	—	—	—	6.2	—	6.2
Accrued interest	3.8	0.2	—	0.1	—	4.1
Deferred income on sales to distributors	—	37.8	—	112.1	—	149.9
Deferred income taxes, net of allowances	—	—	—	33.9	—	33.9
Current portion of long-term debt	93.4	80.2	0.1	87.2	—	260.9

Total current liabilities	101.7	199.3	1.0	749.9	1.7	1,053.6
Long-term debt	396.4	364.0	—	42.1	—	802.5
Other long-term liabilities	—	27.2	0.3	225.3	—	252.8
Deferred income taxes, net of allowances	—	5.5	—	15.9	—	21.4
Intercompany	0.3	(334.1)	(54.4)	182.7	205.5	—

Total liabilities	498.4	261.9	(53.1)	1,215.9	207.2	2,130.3
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,143.2	2,598.1	259.2	1,402.9	(4,260.2)	3,143.2
Accumulated other comprehensive loss	(45.2)	(45.1)	—	(38.0)	83.1	(45.2)
Accumulated deficit	(1,154.7)	(402.7)	(141.7)	612.5	(68.1)	(1,154.7)
Less: treasury stock, at cost	(437.1)	—	—	—	—	(437.1)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,511.3	2,150.6	168.4	2,179.0	(4,498.0)	1,511.3
Non-controlling interests in consolidated subsidiaries	—	—	—	—	28.3	28.3

Total equity	1,511.3	2,150.6	168.4	2,179.0	(4,469.7)	1,539.6

Total liabilities and equity	$2,009.7	$2,412.5	$115.3	$3,394.9	$(4,262.5)	$3,669.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011
Cash and cash equivalents	$—	304.5	(0.2)	$348.6	—	$652.9
Short-term investments	—	248.6	—	—	—	248.6
Receivables, net	—	64.7	—	392.5	—	457.2
Inventories	—	36.2	—	599.3	1.9	637.4
Other current assets	—	7.5	—	114.1	—	121.6
Deferred income taxes, net of allowances	—	5.5	—	4.5	—	10.0

Total current assets	—	667.0	(0.2)	1,459.0	1.9	2,127.7
Property, plant and equipment, net	—	255.2	2.3	854.5	(2.5)	1,109.5
Deferred income taxes, net of allowances	—	—	—	34.2	—	34.2
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	152.3	—	215.0	(30.1)	337.2
Investments and other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2

Total assets	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

Accounts payable	$—	$32.8	0.1	418.9	—	$451.8
Accrued expenses	—	61.0	0.8	176.3	1.7	239.8
Income taxes payable	—	(0.1)	—	7.6	—	7.5
Accrued interest	0.6	—	—	0.1	—	0.7
Deferred income on sales to distributors	—	43.7	—	128.3	—	172.0
Deferred income taxes, net of allowances	—	—	—	33.6	—	33.6
Current portion of long-term debt	182.6	74.1	—	113.4	—	370.1

Total current liabilities	183.2	211.5	0.9	878.2	1.7	1,275.5
Long-term debt	384.5	393.8	—	58.6	—	836.9
Other long-term liabilities	—	26.6	0.4	233.1	—	260.1
Deferred income tax, net of allowances	—	5.5	—	12.0	—	17.5
Intercompany	0.3	(318.2)	(54.5)	166.9	205.5	—

Total liabilities	568.0	319.2	(53.2)	1,348.8	207.2	2,390.0
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,113.5	2,711.2	238.4	1,359.2	(4,308.8)	3,113.5
Accumulated other comprehensive loss	(46.7)	(46.7)	—	(39.2)	85.9	(46.7)
Accumulated deficit	(1,202.3)	(480.3)	(137.6)	629.6	(11.7)	(1,202.3)
Less: treasury stock, at cost	(401.3)	—	—	—	—	(401.3)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,468.2	2,184.5	151.7	2,096.5	(4,432.7)	1,468.2
Non-controlling interests in consolidated subsidiaries	—	—	—	—	25.3	25.3

Total equity	1,468.2	2,184.5	151.7	2,096.5	(4,407.4)	1,493.5

Total liabilities and equity	$2,036.2	$2,503.7	$98.5	$3,445.3	$(4,200.2)	$3,883.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 28, 2012
Revenues	$—	$180.6	$3.4	$899.1	$(357.6)	$725.5
Cost of product revenues	—	115.7	0.2	726.8	(355.2)	487.5

Gross profit	—	64.9	3.2	172.3	(2.4)	238.0

Research and development	—	43.5	2.5	44.1	—	90.1
Selling and marketing	—	17.3	0.2	26.7	—	44.2
General and administrative	—	(35.4)	0.2	72.0	—	36.8
Amortization of acquisition related intangible assets	—	4.5	—	7.6	(1.0)	11.1
Restructuring, asset impairments and other, net	—	1.1	0.1	10.0	—	11.2

Total operating expenses	—	31.0	3.0	160.4	(1.0)	193.4

Operating income (loss)	—	33.9	0.2	11.9	(1.4)	44.6
Interest expense	(9.2)	(2.1)	—	(2.3)	—	(13.6)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	(1.8)	—	(1.8)	—	(3.6)
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	29.5	4.0	2.0	(0.4)	(35.1)	—

Income (loss) before income taxes	12.5	34.2	2.2	7.5	(36.5)	19.9
Income tax provision	—	(7.4)	—	0.9	—	(6.5)

Net income (loss)	12.5	26.8	2.2	8.4	(36.5)	13.4
Net income attributable to non-controlling interest	—	—	—		(0.9)	(0.9)

Net income (loss) attributable to ON Semiconductor Corporation	$12.5	$26.8	$2.2	$8.4	$(37.4)	$12.5

Comprehensive income:
Net income	$12.5	$26.8	$2.2	$8.4	$(36.5)	$13.4
Foreign currency translation adjustments	(2.1)	(2.1)	—	(0.7)	2.8	(2.1)
Effects of cash flow hedges	1.8	1.8	—	0.3	(2.1)	1.8
Unrealized gain on available-for-sale securities	(0.2)	(0.2)	—	—	0.2	(0.2)
Amortization of prior service costs of defined benefit plan	—	—	—	—	—	—

Comprehensive income	12.0	26.3	2.2	8.0	(35.6)	12.9
Comprehensive income attributable to non-controlling interest	—	—	—	—	(0.9)	$(0.9)

Comprehensive income attributable to ON Semiconductor Corporation:	$12.0	$26.3	$2.2	$8.0	$(36.5)	$12.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the quarter ended September 30, 2011
Revenues	$—	$208.8	$3.4	$1,028.9	$(343.1)	$898.0
Cost of product revenues	—	133.7	0.2	843.4	(340.4)	636.9

Gross profit	—	75.1	3.2	185.5	(2.7)	261.1

Research and development	—	57.4	2.7	31.4	—	91.5
Selling and marketing	—	17.3	0.3	30.8	—	48.4
General and administrative	—	9.0	0.1	42.8	—	51.9
Amortization of acquisition related intangible assets	—	4.4	—	7.2	(1.0)	10.6
Restructuring, asset impairments and other, net	—	1.7	—	63.7	—	65.4

Total operating expenses	—	89.8	3.1	175.9	(1.0)	267.8

Operating income (loss)	—	(14.7)	0.1	9.6	(1.7)	(6.7)
Interest expense	(12.7)	(2.4)	—	(1.8)	—	(16.9)
Interest income	—	0.1	—	0.2	—	0.3
Other	—	(0.3)	—	(2.8)	—	(3.1)
Loss on debt repurchase or exchange	(5.3)	—	—	—	—	(5.3)
Equity in earnings	(31.4)	(1.6)	0.9	—	32.1	—

Income (loss) before income taxes	(49.4)	(18.9)	1.0	5.2	30.4	(31.7)
Income tax provision	—	(16.6)	—	(0.7)	—	(17.3)

Net income (loss)	(49.4)	(35.5)	1.0	4.5	30.4	(49.0)
Net income attributable to non-controlling interest	—	—	—	—	(0.4)	(0.4)

Net income (loss) attributable to ON Semiconductor Corporation	$(49.4)	$(35.5)	$1.0	$4.5	$30.0	$(49.4)

Comprehensive income:
Net income	$(49.4)	$(35.5)	$1.0	$4.5	$30.4	$(49.0)
Foreign currency translation adjustments	6.0	—	—	6.0	(6.0)	6.0
Effects of cash flow hedges	—	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	—
Amortization of prior service costs of defined benefit plan	—	—	—	—	—	—

Comprehensive income	(43.4)	(35.5)	1.0	10.5	24.4	(43.0)
Comprehensive income attributable to non-controlling interest	—	—	—	—	(0.4)	$(0.4)

Comprehensive income attributable to ON Semiconductor Corporation:	$(43.4)	$(35.5)	$1.0	$10.5	$24.0	$(43.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the nine months ended September 28, 2012
Revenues	$—	$568.6	$10.0	$2,702.8	$(1,066.7)	$2,214.7
Cost of product revenues	—	350.1	0.6	2,180.7	(1,058.2)	1,473.2

Gross profit	—	218.5	9.4	522.1	(8.5)	741.5

Research and development	—	136.4	7.8	135.1	—	279.3
Selling and marketing	—	51.2	0.6	85.0	—	136.8
General and administrative	—	(3.0)	0.4	122.3	—	119.7
Amortization of acquisition related intangible assets	—	13.6	—	22.8	(3.1)	33.3
Restructuring, asset impairments and other, net	—	1.3	0.1	55.9	—	57.3

Total operating expenses	—	199.5	8.9	421.1	(3.1)	626.4

Operating income (loss)	—	19.0	0.5	101.0	(5.4)	115.1
Interest expense	(29.6)	(6.8)	—	(7.0)	—	(43.4)
Interest income	—	0.7	—	0.4	—	1.1
Other	—	1.4	—	2.0	—	3.4
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	85.0	64.2	6.9	(0.4)	(155.7)	—

Income (loss) before income taxes	47.6	78.5	7.4	96.0	(161.1)	68.4
Income tax provision	—	(0.9)	—	(16.9)	—	(17.8)

Net income (loss)	47.6	77.6	7.4	79.1	(161.1)	50.6
Net income attributable to non-controlling interest	—	—	—	—	(3.0)	(3.0)

Net income (loss) attributable to ON Semiconductor Corporation	$47.6	$77.6	$7.4	$79.1	$(164.1)	$47.6

Comprehensive income:
Net income	$47.6	$77.6	$7.4	$79.1	$(161.1)	$50.6
Foreign currency translation adjustments	0.2	0.2	—	0.9	(1.1)	0.2
Effects of cash flow hedges	1.1	1.1	—	—	(1.1)	1.1
Unrealized gain on available-for-sale securities	0.1	0.1	—	—	(0.1)	0.1
Amortization of prior service costs of defined benefit plan	0.1	0.1	—	—	(0.1)	0.1

Comprehensive income	49.1	79.1	7.4	80.0	(163.5)	52.1
Comprehensive income attributable to non-controlling interest	—	—	—	—	(3.0)	$(3.0)

Comprehensive income attributable to ON Semiconductor Corporation:	$49.1	$79.1	$7.4	$80.0	$(166.5)	$49.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$69.4	$0.9	$69.1	$—	$139.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(49.7)	(0.7)	(148.4)	—	(198.8)
Proceeds from sales of property, plant and equipment	—	—	—	5.1	—	5.1
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.6	—	1.6
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to-maturity securities	—	288.7	—	—	—	288.7
Purchase of held-to-maturity securities	—	(261.7)	—	—	—	(261.7)

Net cash used in investing activities	—	(22.7)	(0.7)	(130.2)	—	(153.6)

Cash flows from financing activities:
Intercompany loans	—	(256.4)		256.4	—	—
Intercompany loan repayments	—	205.6	—	(205.6)	—	—
Proceeds from debt issuance	—	6.5	—	4.6	—	11.1
Proceeds from exercise of stock options	—	6.0	—	—	—	6.0
Proceeds from issuance of common stock under the employee stock purchase plan	—	4.3	—	—	—	4.3
Payment of capital lease obligations	—	(27.8)	—	(2.8)	—	(30.6)
Payments of tax withholding for restricted shares	—	(8.8)	—	—	—	(8.8)
Repurchase of common stock	—	(22.5)	—	—	—	(22.5)
Repurchase or exchange of convertible notes	—	(2.0)	—	—	—	(2.0)
Capitalized closing costs in connection with convertible notes	—	(0.3)	—	—	—	(0.3)
Repayment of long-term debt	—	(99.8)	—	(73.5)	—	(173.3)

Net cash provided by (used in) financing activities	—	(195.2)	—	(20.9)	—	(216.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net increase (decrease) in cash and cash equivalents	—	(148.5)	0.2	(83.2)	—	(231.5)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$156.0	$—	$265.4	$—	$421.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
For the nine months ended September 30, 2011
Revenues	$—	$607.5	$10.9	$3,098.2	$(1,042.2)	$2,674.4
Cost of product revenues	—	405.5	0.7	2,533.1	(1,034.5)	1,904.8

Gross profit	—	202.0	10.2	565.1	(7.7)	769.6

Research and development	—	151.2	8.3	112.3	—	271.8
Selling and marketing	—	54.2	0.8	94.0	—	149.0
General and administrative	—	58.4	0.5	92.4	—	151.3
Amortization of acquisition related intangible assets	—	13.5	—	21.3	(3.1)	31.7
Restructuring, asset impairments and other, net	—	4.5	—	78.4	—	82.9

Total operating expenses	—	281.8	9.6	398.4	(3.1)	686.7

Operating income (loss)	—	(79.8)	0.6	166.7	(4.6)	82.9
Interest expense	(38.7)	(6.3)	—	(7.5)	—	(52.5)
Interest income	—	0.2	—	0.6	—	0.8
Other	—	(3.1)	—	(3.5)	—	(6.6)
Loss on debt repurchase or exchange	(5.3)	—	—	—	—	(5.3)
Gain (loss) on SANYO Semiconductor acquisition	—	24.3	—	—	—	24.3
Equity in earnings	64.4	131.9	4.4	—	(200.7)	—

Income (loss) before income taxes	20.4	67.2	5.0	156.3	(205.3)	43.6
Income tax provision	—	(5.5)	—	(15.8)	—	(21.3)

Net income (loss)	20.4	61.7	5.0	140.5	(205.3)	22.3
Net income (loss) attributable to non-controlling interest	—	—	—	—	(1.9)	(1.9)

Net income (loss) attributable to ON Semiconductor Corporation	$20.4	$61.7	$5.0	$140.5	$(207.2)	$20.4

Comprehensive income (loss):
Net income (loss)	$20.4	$61.7	$5.0	$140.5	$(205.3)	$22.3
Foreign currency translation adjustments	10.4	—	—	10.4	(10.4)	10.4
Amortization of prior service costs of defined benefit plan	0.2	—	—	0.2	(0.2)	0.2

Comprehensive income	31.0	61.7	5.0	151.1	(215.9)	32.9
Comprehensive income attributable to non-controlling interests	—	—	—	—	(1.9)	(1.9)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$31.0	$61.7	$5.0	$151.1	$(217.8)	$31.0

Net cash provided by operating activities	$—	$112.3	$0.1	$268.4	$—	$380.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(59.4)	(0.1)	(199.8)	—	(259.3)
Purchase of business, net of cash acquired	—	58.0	—	(75.9)	—	(17.9)
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.0	—	1.0
Proceeds from sale of property, plant and equipment	—	0.1	—	3.2	—	3.3
Purchase of held-to-maturity securities	—	(178.4)	—	—	—	(178.4)
Changes in restricted cash	—	142.1	—	—	—	142.1

Net cash used in investing activities	—	(37.6)	(0.1)	(271.5)	—	(309.2)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation (1)	SCI LLC	Other Subsidiaries
Cash flows from financing activities:
Intercompany loans	—	(284.3)	—	284.3	—	—
Intercompany loan repayments	—	247.7	—	(247.7)	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	6.1	—	—	—	6.1
Proceeds from debt issuance	—	12.2	—	51.8	—	64.0
Proceeds from exercise of stock options	—	58.3	—	—	—	58.3
Payment of capital lease obligations	—	(26.6)	—	(1.5)	—	(28.1)
Repurchase or exchange of convertible notes	—	(56.2)	—	—	—	(56.2)
Capitalized closing costs in connection with convertible notes	—	—	—	—	—	—
Payments of tax withholding for restricted shares	—	(15.4)	—	—	—	(15.4)
Repayment of long term debt	—	(1.7)		(69.3)	—	(71.0)

Net cash used in financing activities	—	(59.9)	—	17.6	—	(42.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.7	—	6.7

Net increase (decrease) in cash and cash equivalents	—	14.8	—	21.2	—	36.0
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$407.1	$—	$252.2	$—	$659.3

(1)	ON Semiconductor is a holding company and has no operations apart from those of its operating subsidiaries. Additionally, ON Semiconductor does not maintain a bank account; rather SCI LLC, its primary domestic operating subsidiary, processes all of its cash receipts and disbursements on its behalf.

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 22, 2012, and our unaudited consolidated financial statements for the fiscal quarter ended September 28, 2012, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2011 Form 10-K.

Company Highlights for the Quarter Ended September 28, 2012

•	Total revenues of $725.5 million

•	Gross margin of 32.8 percent

•	Net income per fully diluted share of $0.03

•	Extended debt maturity for $99.9 million of 2.625% Convertible Senior Subordinated Notes due 2026 from December 2013 to December 2016

•	Completed repurchase of $27.0 million of common stock under our previously announced share repurchase program

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the World Semiconductor Trade Statistics (“WSTS”) group to evaluate overall semiconductor market trends and also to track our progress against the total market in the areas we provide semiconductor components. The most recently published estimates of WSTS project a compound annual growth rate in our total addressable market of approximately 6.5% during 2012 through 2014. These are not our projections and may not be indicative of actual results, but we, like many of our competitors, use this information as helpful, third party projections and estimates.

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

Our extensive portfolio of devices enables us to offer advanced integrated circuits and the “building block” components that deliver system level functionality and design solutions. Our product portfolio comprises approximately 40,500 products as of September 28, 2012 and we shipped approximately 28.4 billion units in the first nine months of 2012 as compared to 33.6 billion units in the first nine months of 2011. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of September 28, 2012, we were organized into four operating segments, which also represented our four reporting segments: computing and consumer products group; automotive, industrial, medical and mil-aero products group; standard products group; and SANYO Semiconductor products group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. Subsequent to September 28, 2012, we realigned our segments into three operating segments, which also represent our three reporting segments: applications product group, standard products group and SANYO Semiconductor products group.

Customers

We have approximately 400 direct customers worldwide, and we also service approximately 250 significant original equipment manufacturers (“OEMs”) indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading OEMs in a broad variety of industries, such as Continental Automotive Systems, Delta, Samsung, Hella, Delphi, LG Electronics, Motorola Mobility, Motorola Solutions, Panasonic, Schneider, GE, Honeywell, Broadcom, Siemens, Nokia, Cisco Systems, and Sony Ericsson; (2) electronic manufacturing service providers, such as Flextronics, Celestica, Benchmark Electronic, and Jabil; and (3) global distributors, such as Arrow, Avnet, EBV Elektronik, Future, World Peace and Yosun.

Operating Facilities

Our primary domestic design operations are located in Arizona, California, Idaho, Oregon, Rhode Island and Texas. We also have foreign design operations in Belgium, Canada, China, Czech Republic, France, Germany, India, Ireland, Japan, Korea, Romania and Switzerland. Additionally, we currently operate domestic manufacturing facilities in Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Malaysia, Philippines, Thailand and Vietnam.

New Product Innovation

As a result of our research and development initiatives, we introduced approximately 285 new product families in 2011. During the first nine months of 2012, we introduced approximately 160 additional new product families. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. As always, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. As a result, we often invest opportunistically to refresh existing products in our commodity logic, analog, memory and discrete products. We invest in these initiatives when we believe there is a strong customer demand or opportunities to innovate our current portfolio in high growth markets and applications.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We believe the business environment continues to experience significant uncertainty and volatility, which we believe has contributed to the current market weakness in our industry. These factors combined with the other negative conditions in Asia, which include the impact of the flooding in Thailand in October 2011, have and can continue to adversely affect both our SANYO Semiconductor business and historic ON Semiconductor business. Additionally, the recent political and economic tensions between Japan and China could have a negative impact on our future results.

As a result of these factors, we have started taking actions to reduce our overall cost structure to align our costs to current revenue levels. See Note 4: “Restructuring, Asset Impairments, and Other, Net” for further details relating to our most recent cost saving actions. In addition, we are continuing to review our capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections.

Seasonality

Historically, our seasonal trend consisted of a stronger second half of the year for consumer products as compared to the first half of the year. However, given the current global and industry economic conditions, we are not seeing the normal seasonal patterns in the second half of 2012. In recent years, the industry has also been affected by significant shifts in consumer demand due to economic downturns or other factors, which may result in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results, and in the future, could continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

Outlook

ON Semiconductor Q4 2012 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $650 million to $690 million in the fourth quarter of 2012. Backlog levels for the fourth quarter of 2012 represent approximately 80% to 85% of our anticipated fourth quarter 2012 revenues. We estimate average selling prices for the fourth quarter of 2012 will be down approximately 2% when compared to the third quarter of 2012. For the fourth quarter of 2012, we estimate that gross margin as a percentage of revenues will be approximately 30% to 32%.

Results of Operations

Quarter Ended September 28, 2012 Compared to Quarter Ended September 30, 2011

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 28, 2012 and September 30, 2011. The amounts in the following table are in millions:

	Quarter Ended
	September 28, 2012	September 30, 2011	Dollar Change
Revenues	$725.5	$898.0	$(172.5)
Cost of product revenues	487.5	636.9	(149.4)

Gross profit	238.0	261.1	(23.1)
Operating expenses:
Research and development	90.1	91.5	(1.4)
Selling and marketing	44.2	48.4	(4.2)
General and administrative	36.8	51.9	(15.1)
Amortization of acquisition-related intangible assets	11.1	10.6	0.5
Restructuring, asset impairments and other, net	11.2	65.4	(54.2)

Total operating expenses	193.4	267.8	(74.4)

Operating income (loss)	44.6	(6.7)	51.3

Other income (expenses), net:
Interest expense	(13.6)	(16.9)	3.3
Interest income	0.3	0.3	—
Other	(3.6)	(3.1)	(0.5)
Loss on debt repurchase or exchange	(7.8)	(5.3)	(2.5)

Other income (expenses), net	(24.7)	(25.0)	0.3

Income (loss) before income taxes and non-controlling interests	19.9	(31.7)	51.6
Income tax provision	(6.5)	(17.3)	10.8

Net income (loss)	13.4	(49.0)	62.4
Net income attributable to non-controlling interests	(0.9)	(0.4)	(0.5)

Net income (loss) attributable to ON Semiconductor Corporation	$12.5	$(49.4)	$61.9

Revenues

Revenues were $725.5 million and $898.0 million for the quarters ended September 28, 2012 and September 30, 2011, respectively. The decrease in the third quarter of 2012 as compared to the third quarter of 2011 was primarily attributable to a reduction in demand across all segments due to the current industry downturn, as well as a loss in demand of products made in our Thailand facilities affected by the flood in October 2011. As compared to the quarter ended September 30, 2011, we experienced a decline in volume and mix of approximately 14% as well as a decline in average selling prices of approximately 5%. The revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended September 28, 2012	As a % of Total Revenue (1)	Quarter Ended September 30, 2011	As a % of Total Revenue (1)
Computing & Consumer Products Group	$146.7	20%	$151.1	17%
Automotive, Industrial, Medical and Mil-Aero Products Group	188.8	26%	230.4	26%
Standard Products Group	197.0	27%	221.7	25%
SANYO Semiconductor Products Group	193.0	27%	294.8	33%

Total revenues	$725.5		$898.0

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the computing and consumer products group decreased $4.4 million or 2.9% from the third quarter of 2011 to the third quarter of 2012, which is primarily attributable to a $4.0 million or 15.1% decrease in revenues for our standard logic devices.

Revenues from the automotive, industrial, medical and mil-aero products group decreased $41.6 million or 18.1% from the third quarter of 2011 to the third quarter of 2012. The decrease is primarily attributed to ASIC product revenues declining by approximately $27.9 million or 17.0%, and memory devices revenues decreasing by approximately $7.0 million or 32.6%, with the remaining reduction primarily associated with foundry services.

Revenues from the standard products group decreased $24.7 million or 11.1% from the third quarter of 2011 to the third quarter of 2012. The revenue decrease is primarily attributed to discrete products revenue declining by $17.7 million or 14.4%, and MOSFET products decreasing by $6.7 million or 9.5%.

Revenues from the SANYO Semiconductor products group decreased $101.8 million or 34.5% from the third quarter of 2011 to the third quarter of 2012 mainly due to the loss in demand of products made in our Thailand factory affected by the 2011 flood, as well as softening demand in the Japanese consumer markets.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Quarter Ended September 28, 2012	As a % of Total Revenue (1)	Quarter Ended September 30, 2011	As a % of Total Revenue (1)
Americas	$113.9	16%	$142.5	16%
Japan	93.9	13%	136.4	15%
Other Asia/Pacific	423.5	58%	507.3	56%
Europe	94.2	13%	111.8	12%

Total	$725.5		$898.0

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended September 28, 2012 and September 30, 2011, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

The gross profit by reportable segment for the quarters ended September 28, 2012 and September 30, 2011 was as follows (in millions):

	Quarter Ended September 28, 2012	As a % of Segment Revenue	Quarter Ended September 30, 2011	As a % of Segment Revenue
Computing & Consumer Products Group	$57.5	39.2%	$55.7	36.9%
Automotive, Industrial, Medical and Mil-Aero Products Group	87.8	46.5%	119.5	51.9%
Standard Products Group	68.3	34.7%	69.8	31.5%
SANYO Semiconductor Products Group	37.0	19.2%	26.5	9.0%

Gross profit by segment	$250.6		$271.5
Unallocated Manufacturing (1)	(12.6)	(1.7)%	(10.4)	(1.2)%

Total gross profit	$238.0	32.8%	$261.1	29.1%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $238.0 million in the third quarter of 2012 compared to $261.1 million in the third quarter of 2011. The gross profit decrease of $23.1 million in the third quarter of 2012 is primarily due to the revenue declines in our automotive, industrial, medical and mil-aero products group, which was offset by an increase in gross profit for our SANYO Semiconductor products group.

Gross profit as a percentage of revenues increased from 29.1% in the third quarter of 2011 to 32.8% in the third quarter of 2012, primarily due to increased gross margin in our SANYO Semiconductor products group. The improvement in our SANYO Semiconductor products group was attributable to the $10.6 million expensing of the step-up in the fair market value of inventory in the third quarter of 2011. There was no expensing for the step-up in fair market value of inventory in the third quarter of 2012. Additionally, our SANYO Semiconductor products group gross profit increased due to the impact of the reduction in work force initiated in the second quarter of 2012. The increases in gross margin for our SANYO Semiconductor products group was offset by declines gross margin in our automotive, industrial, medical and mil-aero products group and our standard products group.

Operating Expenses

Research and development expenses were $90.1 million in the third quarter of 2012 compared to $91.5 million in the third quarter of 2011, representing a decrease of $1.4 million or 1.5%. Research and development expenses represented 12.4% and 10.2% of revenues for the third quarter of 2012 and the third quarter of 2011, respectively. Research and development expenses were down slightly due to reduced usage of engineering materials, offset by an increase in depreciation associated with new capital projects and design software.

Selling and marketing expenses were $44.2 million in the third quarter of 2012 compared to $48.4 million in the third quarter of 2011, representing a decrease of $4.2 million or 8.7%. Selling and marketing expenses represented 6.1% and 5.4% of revenues for the third quarter of 2012 and the third quarter of 2011, respectively. The decrease is primarily attributable to reductions in bonus and share-based compensation expenses and reduced travel costs, as well as a reduction in outside services.

General and administrative expenses were $36.8 million in the third quarter of 2012 compared to $51.9 million in the third quarter of 2011, representing a decrease of $15.1 million or 29.1%. General and administrative expenses represented 5.1% and 5.8% of revenues for the third quarter of 2012 and the third quarter of 2011, respectively. The decrease is primarily attributable to reductions in labor costs, which include the impact of reduced bonus and share-based compensation expenses and lower headcount in our SANYO Semiconductor product group, as well as a reduction in outside services associated with acquisition and integration activities.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $11.1 million and $10.6 million for the quarters ended September 28, 2012 and September 30, 2011, respectively. The increase of $0.5 million was primarily attributed to full amortization of various intangible assets during the periods compared.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $11.2 million in the third quarter of 2012 compared to $65.4 million in the third quarter of 2011.

In the third quarter of 2012, we initiated a global headcount reduction program. Restructuring charges for the quarter ended September 28, 2012 consisted primarily of $7.8 million associated with employee severance charges. The restructuring charges for the third quarter of 2011 were primarily related to the closure of our Aizu facility.

For detailed information relating to restructuring, asset impairments and other, net for the third quarter of 2012, see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended September 28, 2012 and September 30, 2011 is as follows (in millions):

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended September 28, 2012:
Segment operating income (loss)	$25.1	$21.1	$43.5	$(21.4)	$68.3
For quarter ended September 30, 2011:
Segment operating income (loss)	$22.3	$50.0	$39.7	$(41.9)	$70.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	September 28, 2012	September 30, 2011
Operating income for reportable segments	$68.3	$70.1
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(11.2)	(65.4)
Other unallocated manufacturing costs	(12.6)	(10.4)
Other unallocated operating expenses	0.1	(1.0)

Operating income (loss)	$44.6	$(6.7)

Interest Expense

Interest expense decreased by $3.3 million to $13.6 million in the third quarter of 2012 compared to $16.9 million in the third quarter of 2011. We recorded amortization of debt discount to interest expense of $5.5 million and $8.9 million for the quarters ended September 28, 2012 and September 30, 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) in the third quarter of 2012 was $1,066.9 million with a weighted average interest rate of 5.1%, compared to $1,261.2 million and a weighted average interest rate of 5.4% in the third quarter of 2011.

Loss on Debt Repurchase or Exchange

During the quarter ended September 28, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash, which resulted in a loss on debt exchange of $7.8 million.

During the quarter ended September 30, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million.

For further discussion of these transactions see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Other

Other expense increased $0.5 million from a loss of $3.1 million at September 30, 2011 to a loss of $3.6 million at September 28, 2012. The increase is attributable to translation losses associated with our net foreign currency exposures, which includes the impact of our hedging strategies.

Provision for Income Taxes

The provision for the third quarter of 2012 was $6.5 million, which consisted of $6.6 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.3 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the third quarter of 2012.

The provision for the third quarter of 2011 was $17.3 million, which consisted of $14.7 million for income and withholding taxes of certain of our foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.9 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the third quarter of 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 32.7% for the quarter ended September 28, 2012, which is below the U.S. statutory federal income tax rate of 35%, due to our domestic and foreign tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Nine Months Ended September 28, 2012 Compared to Nine Months Ended September 30, 2011

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 28, 2012 and September 30, 2011. The amounts in the following table are in millions:

	Nine Months Ended
	September 28, 2012	September 30, 2011	Dollar Change
Revenues	$2,214.7	$2,674.4	$(459.7)
Cost of product revenues	1,473.2	1,904.8	(431.6)

Gross profit	741.5	769.6	(28.1)
Operating expenses:
Research and development	279.3	271.8	7.5
Selling and marketing	136.8	149.0	(12.2)
General and administrative	119.7	151.3	(31.6)
Amortization of acquisition-related intangible assets	33.3	31.7	1.6
Restructuring, asset impairments and other, net	57.3	82.9	(25.6)

Total operating expenses	626.4	686.7	(60.3)

Operating income	115.1	82.9	32.2

Other income (expenses), net:
Interest expense	(43.4)	(52.5)	9.1
Interest income	1.1	0.8	0.3
Other	3.4	(6.6)	10.0
Loss on debt repurchase or exchange	(7.8)	(5.3)	(2.5)
Gain on SANYO Semiconductor acquisition	—	24.3	(24.3)

Other income (expenses), net	(46.7)	(39.3)	(7.4)

Income before income taxes and non-controlling interests	68.4	43.6	24.8
Income tax provision	(17.8)	(21.3)	3.5

Net income	50.6	22.3	28.3
Net income attributable to non-controlling interests	(3.0)	(1.9)	(1.1)

Net income attributable to ON Semiconductor Corporation	$47.6	$20.4	$27.2

Revenues

Revenues were $2,214.7 million and $2,674.4 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. The decrease in the first nine months of 2012 as compared to the first nine months of 2011 was primarily due to a reduction in demand across all segments due to the current industry down turn. Our SANYO Semiconductor products group was also impacted by a loss in demand of products made in our Thailand factories affected by the flood in October 2011.

As compared to the nine months ended September 30, 2011, we experienced a decrease in volume and mix of approximately 13% and a decline in average selling prices of approximately 4%. The revenues by reportable segment were as follows (dollars in millions):

	Nine Months Ended September 28, 2012	As a % of Total Revenue (1)	Nine Months Ended September 30, 2011	As a % of Total Revenue (1)
Computing & Consumer Products Group	$421.4	19%	$473.5	18%
Automotive, Industrial, Medical and Mil-Aero Products Group	593.3	27%	667.8	25%
Standard Products Group	595.7	27%	685.8	26%
SANYO Semiconductor Products Group	604.3	27%	847.3	32%

Total revenues	$2,214.7		$2,674.4

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the computing and consumer products group decreased $52.1 million or 11.0% from the nine months ended September 30, 2011 to the nine months ended September 28, 2012. The decrease in revenue can be attributed mainly to a decrease in analog products revenue of $41.4 million or 10.4%, with standard logic products revenue decreasing as well.

Revenues from the automotive, industrial, medical and mil-aero products group decreased $74.5 million or 11.2% from the nine months ended September 30, 2011 to the nine months ended September 28, 2012. The decrease in revenue can be attributed to a decrease in revenue from ASIC products of $42.4 million or 9.1%, a decrease in revenue from memory products of $17.3 million or 27.9%, and a decrease in foundry services revenue of $8.6 million or 42%, with the remainder primarily associated with high-frequency products.

Revenues from the standard products group decreased $90.1 million or 13.1% from the nine months ended September 30, 2011 to the nine months ended September 28, 2012. The revenue decrease is primarily attributable to decreases in discrete products of $63.2 million or 16.6%, with the remaining decrease primarily associated with our MOSFET products.

Revenues from the SANYO Semiconductor products group decreased $243.0 million or 28.7% from the nine months ended September 30, 2011 to the nine months ended September 28, 2012 mainly due to the loss in demand of products made in our Thailand facilities affected by the 2011 flood, as well as softening demand in the Japanese consumer markets.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Nine Months Ended September 28, 2012	As a % of Total Revenue (1)	Nine Months Ended September 30, 2011	As a % of Total Revenue (1)
Americas	$358.7	16%	$421.8	16%
Japan	314.2	14%	380.8	14%
Other Asia/Pacific	1,241.7	56%	1,539.3	58%
Europe	300.1	14%	332.5	12%

Total	$2,214.7		$2,674.4

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended September 28, 2012 and September 30, 2011, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

The gross profit by reportable segment for the nine months ended September 28, 2012 and September 30, 2011, respectively, was as follows (in millions):

	Nine Months Ended September 28, 2012	As a % of Segment Revenue	Nine Months Ended September 30, 2011	As a % of Segment Revenue
Computing & Consumer Products Group	$162.5	38.6%	$186.6	39.4%
Automotive, Industrial, Medical and Mil-Aero Products Group	279.3	47.1%	336.1	50.3%
Standard Products Group	223.3	37.5%	239.1	34.9%
SANYO Semiconductor Products Group	110.8	18.3%	52.5	6.2%

Gross profit by segment	$775.9		$814.3
Unallocated Manufacturing (1)	(34.4)	(1.6)%	(44.7)	(1.7)%

Total gross profit	$741.5	33.5%	$769.6	28.8%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $741.5 million for the nine months ended September 28, 2012 compared to $769.6 million for the nine months ended September 30, 2011. The gross profit decrease of $28.1 million for the nine months ended September 28, 2012 is primarily attributable to decreases in gross profit for our historic ON Semiconductor product groups, offset by a $58.3 million increase in gross profit for our SANYO Semiconductor products group.

Gross profit as a percentage of revenues increased from 28.8% for the nine months ended September 30, 2011 to 33.5% for the nine months ended September 28, 2012, primarily due to increased gross margin from our SANYO Semiconductor products group, which included the impact of the expensing of the step-up in fair market value of inventory of $53.0 million and $80.4 million of expensing of non-cash manufacturing expenses during the first nine months of 2011. There were no such charges in 2012.

Operating Expenses

Research and development expenses were $279.3 million for the nine months ended September 28, 2012 compared to $271.8 million for the nine months ended September 30, 2011, representing an increase of $7.5 million or 2.8%. Research and development expenses represented 12.6% and 10.2% of revenues for the nine months ended September 28, 2012 and for the nine months ended September 30, 2011, respectively. The increase in the period is due to increased costs related to the usage of engineering materials and depreciation for new capital projects and design software.

Selling and marketing expenses were $136.8 million for the nine months ended September 28, 2012 compared to $149.0 million for the nine months ended September 30, 2011, representing a decrease of

$12.2 million or 8.2%. Selling and marketing expenses represented 6.2% and 5.6% of revenues for the nine months ended September 28, 2012 and for the nine months ended September 30, 2011, respectively. The decrease is primarily attributable to reductions in bonus and share-based compensation expenses and reduced travel costs, as well as a reduction in outside services.

General and administrative expenses were $119.7 million for the nine months ended September 28, 2012 compared to $151.3 million for the nine months ended September 30, 2011, representing a decrease of $31.6 million or 20.9%. General and administrative expenses represented 5.4% and 5.7% of revenues for the nine months ended September 28, 2012 and for the nine months ended September 30, 2011, respectively. The decrease is primarily attributable to reductions in labor costs, which include the impact of reduced bonus and share-based compensation expenses and lower headcount in our SANYO Semiconductor product group, as well as a reduction in outside services associated with acquisition and integration activities.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $33.3 million and $31.7 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. The increase of $1.6 million was primarily attributed to increased amortization of in-process research and development projects associated with our acquisition of the CMOS Image Sensor Business Unit, that were completed during fiscal 2011 and for which amortization did not begin until after the projects were completed.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $57.3 million in the nine months ended September 28, 2012 compared to $82.9 million for the nine months ended September 30, 2011.

During the quarter ended June 29, 2012, we initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During the nine months ended September 28, 2012, we recorded charges of $34.0 million associated with this activity, which was comprised of employee severance charges of $45.7 million, reduced by $11.7 million in decreases in associated pension obligations for these individuals.

In the third quarter of 2012, we initiated a global headcount reduction program. Restructuring for the quarter ended September 28, 2012 consisted primarily of $7.8 million associated with employee severance charges.

The restructuring charges for the nine months ended September 30, 2011 were primarily related to the closure of our Aizu facility and the SANYO Semiconductor consolidation program initiated in 2011.

For detailed information relating to our activities for the nine months ended September 28, 2012, see Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this report.

Operating Income

Information about operating income (loss) from our reportable segments for the nine months ended September 28, 2012 and September 30, 2011 is as follows (in millions):

	Computing & Consumer Group	Automotive, Industrial, Medical and Mil-Aero Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the nine months ended September 28, 2012:
Segment operating income (loss)	$65.8	$71.1	$144.0	$(73.2)	$207.7
For the nine months ended September 30, 2011:
Segment operating income (loss)	$83.8	$120.2	$147.3	$(127.1)	$224.2

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to the financial statements is as follows (in millions):

	Nine Months Ended
	September 28, 2012	September 30, 2011
Operating income for reportable segments	$207.7	$224.2
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(57.3)	(82.9)
Other unallocated manufacturing costs	(34.4)	(44.7)
Other unallocated operating expenses	(0.9)	(13.7)

Operating income	$115.1	$82.9

Interest Expense

Interest expense decreased by $9.1 million to $43.4 million for the nine months ended September 28, 2012 compared to $52.5 million in the first nine months of 2011. We recorded amortization of debt discount to interest expense of $18.7 million and $26.5 million for the nine months ended September 28, 2012 and September 30, 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) for the nine months ended September 28, 2012 was $1,135.2 million with a weighted average interest rate of 5.1%, compared to $1,062.9 million and a weighted average interest rate of 6.6% for the nine months ended September 30, 2011.

Other

Other expense decreased $10.0 million from a loss of $6.6 million for the nine months ended September 30, 2011 to a gain of $3.4 million for the nine months ended September 28, 2012. The decrease is attributable to a $2.2 million gain related to certain amounts due from SANYO Electric, combined with certain foreign exchange movements on the net underlying exposures that have no offsetting hedge positions.

Loss on Debt Repurchase or Exchange

During the nine months ended September 28, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash, which resulted in a loss on debt exchange of $7.8 million.

During the nine months ended September 30, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million.

For further discussion of these transactions see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Provision for Income Taxes

The provision for the nine months ended September 28, 2012 was $17.8 million, which consisted of $17.9 million for income and withholding taxes of certain of our foreign operations and $0.7 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 28, 2012.

The provision for the nine months ended September 30, 2011 was $21.3 million, which consisted of $19.6 million for income and withholding taxes of certain of our foreign operations and $3.2 million of additional valuation allowance against certain deferred tax assets and $1.0 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $2.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 30, 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates. Our effective tax rate was 26.0% for the nine months ended September 28, 2012, which is below the U.S. statutory federal income tax rate of 35%, due to our domestic and foreign tax losses and tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

During the first nine months of 2012, there have not been any material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2011 Form 10-K. For information on long-term debt see Note 6: “Long-Term Debt,” for operating leases see Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” located elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $421.4 million at September 28, 2012. Additionally, our balance of short-term investments was $221.6 million at September 28, 2012. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at September 28, 2012 include approximately $377.6 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of September 28, 2012. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $6.2 million at September 28, 2012.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $94.6 million as of September 28, 2012. We are also a guarantor of SCI LLC’s unsecured loan with SANYO Electric which had a balance of $311.4 million as of September 28, 2012. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for further discussion.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $123.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

In connection with the SANYO Semiconductor acquisition, we entered into an operational supply agreement that provided that if we continued to operate in certain of the SANYO Semiconductor manufacturing facilities in Japan using SANYO Electric resources through the end of 2012, including certain seconded employees, we would receive the ability to utilize operation support credits of approximately $301.6 million. Through September 28, 2012, we have used approximately $273.1 million of such operation support credits, and expect to use approximately $8.8 million during the fourth quarter of 2012. As such, we expect the remaining balance of $19.6 million to expire on December 31, 2012.

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

We believe that the key factors that could affect our internal and external sources of cash include:

•

Factors that affect our results of operations and cash flows, including the impact on our business and operations resulting from the 2011 Thailand flooding, changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents and short-term investments will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, in first nine months of 2012, we paid $198.8 million for capital expenditures, while in the first nine months of 2011 we paid $259.3 million. Our current projection for capital expenditures for the remainder of 2012 is approximately $50.0 million, of which our current minimum contractual commitment is $26.7 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Nine Months Ended
	September 28, 2012	September 30, 2011
Summarized cash flow from operating activities
Net income	$50.6	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182.7	166.8
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4
Gain on acquisition of SANYO Semiconductor	—	(24.3)
Non-cash share-based compensation expense	14.7	26.9
Non-cash interest expense	18.7	26.5
Provision for excess inventories	30.6	18.7
Non-cash impairment charges	2.1	61.7
Other miscellaneous adjustments	6.8	(6.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	43.5	9.7
Inventories	(36.3)	85.9
Deferred income on sales to distributors	(22.1)	38.9
Other miscellaneous changes in assets and liabilities	(151.9)	(126.2)

Net cash provided by operating activities	$139.4	$380.8

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $781.4 million at September 28, 2012 and has fluctuated between $1,076.2 million and $647.1 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the nine months ended September 28, 2012, our working capital decreased primarily due to payments associated with restructuring activities as discussed in Note 4: “Restructuring, Asset Impairments and Other, Net,” as well as cash utilized for our share repurchase program discussed in Note 7: “Earnings Per Share and Equity.”

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, goodwill, foreign tax receivables and capitalized debt issuance costs.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $198.8 million in the first nine months of 2012, compared to cash capital expenditures of $259.3 million during the first nine months of 2011. We will continue to look for opportunities to make strategic purchases in the future for additional capacity.

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

Key Financing and Capital Events

Debt Instruments, Guarantees and Related Covenants

The following table presents the components of long-term debt as of September 28, 2012 and December 31, 2011 (dollars in millions):

	September 28, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2012 through 2018, interest payable quarterly at 2.11% and 2.33%, respectively (1)	311.4	339.8
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.0 million and $2.0 million, respectively) (2)	—	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $1.5 million and $6.6 million, respectively) (3)	93.5	88.4
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $8.9 million and $24.5 million, respectively) (4)	123.7	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $25.6 million and $22.0 million, respectively) (5)	272.8	176.6
Loan with Hong Kong bank, interest payable weekly at 1.97% and 2.04%, respectively	30.0	40.0
Loans with Philippine banks due 2012 through 2015, interest payable monthly and quarterly at an average rate of 1.95% and 2.01%, respectively	60.2	68.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.83% and 4.44%, respectively	7.0	7.0
Loans with Japanese banks due 2012 through 2013, interest payable monthly and semi-annually at an average rate of 1.58% and 1.71%, respectively	1.2	3.5
Loan with Singapore bank, interest payable weekly at 1.95% and 1.97%, respectively	10.0	25.0
Loan with British finance company, interest payable monthly at 1.52% and 2.42%, respectively	7.7	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.857%	30.2	31.6
U.S. equipment financing payable monthly through 2016 at 2.94%	15.1	10.8
Capital lease obligations	100.6	100.9

Long-term debt, including current maturities	1,063.4	1,207.0
Less: Current maturities	(260.9)	(370.1)

Long-term debt	$802.5	$836.9

(1)	This represents SCI LLC’s unsecured loan with SANYO Electric, which is guaranteed by us.
(2)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid on April 16, 2012. See Note 6: “Long-Term Debt” for further detail.
(3)	The 1.875% Convertible Senior Subordinated Notes due 2025 may be put back to us at the option of the holders of the notes on December 15 of 2012, 2015 and 2020 or called at our option on or after December 20, 2012.
(4)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to us at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at our option on or after December 20, 2013.
(5)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to us at the option of the holders of the notes on December 15 of 2016 and 2021 or called at our option on or after December 20, 2016.

Our Convertible Notes are subordinated to the senior indebtedness of ON Semiconductor and its Guarantor Subsidiaries (as defined in Note 14: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this report) on the terms described in the indentures for such notes. As of September 28, 2012, we were in compliance with the indentures relating to our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through September 28, 2013.

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

Share Repurchase Program

During the quarter ended September 28, 2012, we purchased approximately 4.1 million shares of our common stock under a share repurchase program for an aggregate purchase price of approximately $27.0 million, exclusive of fees, commissions and other expenses, at a weighted average price per share of $6.51. See Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for information on the share repurchase program.

Convertible Note Repurchase or Exchange

During the quarter ended September 28, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash, resulting in a loss on debt repurchase of $7.8 million, which included the write-off of $0.6 million of unamortized debt issuance costs.

During the nine months ended September 30, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million, which included the write-off of $0.5 million in unamortized debt issuance costs.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information on the convertible note repurchase or exchange.

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

At September 28, 2012, our long-term debt (including current maturities) totaled $1,063.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $635.9 million as of September 28, 2012. We do have interest rate exposure with respect to the $427.5 million balance on our variable interest rate debt outstanding as of September 28, 2012. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at September 28, 2012 and December 31, 2011 was $188.3 million and $203.4 million , respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure. Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $31.9 million as of September 28, 2012, assuming no offsetting hedge positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On January 1, 2011, we acquired SANYO Semiconductor and certain related assets, which operated under its own set of systems and internal controls. We are monitoring and maintaining SANYO Semiconductor’s control environment in conjunction with our control environment until the SANYO Semiconductor integration is complete in 2013. The SANYO Semiconductor controls will continue to change over time until the integration is completed.

There have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

The risk factor below updates our risk factors included in our 2011 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” “should,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings from restructurings (including the voluntary retirement program for employees in our SANYO Semiconductor Products Group and our recent global workforce reduction), significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2011 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2011 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Regulations that impose disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products will result in additional cost and expense and could result in other significant adverse effects.

Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products. Compliance with these rules is likely to result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our semiconductor devices as there may be only a limited number of suppliers offering “conflict free” metals or components that can be used in our products. There can be no assurance that we will be able to obtain such metals or components in sufficient quantities or at competitive prices. The cost of compliance to our service providers, foundries, subcontractors and suppliers could also be passed along to us, resulting in higher prices for the materials or components we use in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the metals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended September 28, 2012. Also see Part I, Item 1 Note 7: “Earnings per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on this repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (3)
Month #1 June 30 - July 27, 2012	—	$—	—	$—
Month #2 July 28 - August 24, 2012	1,117,030	6.71	1,117,030	292,508,965
Month #3 August 25 - September 28, 2012	3,032,221	6.43	3,022,221	273,064,153

Total	4,149,251	$6.51	4,139,251

(1)	These time periods represent our fiscal month start and end dates for the third quarter of 2012.
(2)	These amounts include 10,000 shares of our common stock purchased by an executive officer of the Company at a weighted average purchase price of $6.23 under a Rule 10b-18 program.
(3)

On August 2, 2012, the Company announced a new share repurchase program (“Repurchase Program”) for up to $300.0 million of our common stock over a three-year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012. Under the Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the third quarter of 2012, we purchased approximately 4.1 million shares of common stock under the Repurchase Program for an aggregate purchase price of approximately $27.0 million, exclusive of fees, commissions and other expenses, at a weighted average price per share of $6.51. These repurchases were made in open market transactions, including those pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At September 28, 2012, approximately $273.1 million was available under the Repurchase Program to purchase common stock. This table does not include shares tendered to the Company to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to the Company to satisfy tax withholding obligations in connection with exercise of stock options or the vesting of time and performance based restricted stock units issued to employees.

September 2012 Convertible Note Exchange

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of a note exchange transaction with respect to our 2.625% Convertible Senior Subordinated Notes due 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Employment Agreement between Semiconductor Components Industries, LLC and Bernard Gutmann dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012) (1)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: November 1, 2012	By:	/S/ BERNARD GUTMANN

Bernard Gutmann
Executive Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Employment Agreement between Semiconductor Components Industries, LLC and Bernard Gutmann dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012) (1)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement.

(2)	Filed herewith.

(3)	Furnished herewith.