Form 10-K
period 2012-12-31
ON SEMICONDUCTOR CORP
filed 2013-02-26
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $2,337,923,528 as of June 29, 2012, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 22, 2013 was 449,492,111.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end December 31, 2012 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

Abbreviated Term	Defined Term
ASICs	Application specific integrated circuits
ASIP	Application specific integrated passive
ASSPs	Application specific standard products
CCR	Constant current regulators
CMOS	Complementary metal oxide semiconductor
DSP	Digital signal processing
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
EMI	Electromagnetic interference
ESD	Electrostatic discharge
FPGA	Field programmable gate array
HBLED	High brightness light emitting diode
ICs	Integrated circuit
IGBTs	Insulated-gate bipolar transistor
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
ISBU	Image sensor business unit
KSS	Kanto Sanyo Semiconductor Co., Ltd
LDOs	Low drop out regulator controllers
MDFI	Mil-Aero, digital, foundry, image sensor
MOSFETs	Metal oxide semiconductor field effect transistor
nm	Nanometer
OEM	Original equipment manufacturers
VREGs	Voltage regulators
WSTS	World semiconductor trade statistics

PART I

Item 1.     Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) are driving innovation in energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the World Semiconductor Trade Statistics (“WSTS”) group.

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

Our extensive portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our product portfolio consisted of approximately 44,000 products in 2012 and we shipped approximately 37.1 billion units in 2012 as compared to 42.6 billion units in 2011. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

We announced a change in our organizational structure and the way we report our segment information during the fourth quarter of 2012. Previously reported information has been recast to reflect current organizational structure and reportable segments. We are currently organized into three operating segments, which also represent three reporting segments: Application Products Group, Standard Products Group, and SANYO Semiconductor Products Group. Our SANYO Semiconductor Products Group operating segment, acquired on January 1, 2011, designs, manufactures and sells discrete components, hybrid ICs, radio frequency and power related products as well as custom ICs. Many of these devices fall into the existing product categories described above. However, our SANYO Semiconductor Products Group operating segment expands our capability in microcontrollers, optical imaging (including auto-focus and image stabilization for smartphones and digital cameras), and extends our custom ASICs to integrated power modules and motor control devices for the consumer, automotive and industrial end-markets. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Application Products Group	Standard Products Group	SANYO Semiconductor Products Group
ASSPs	Bipolar Power	Power MOSFETs
Analog Automotive	Thyristor	IGBTs
Automotive Power Switching	Small Signal	Power and Signal Discretes
Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules
Medical ASICs & ASSPs	Protection	Motor Driver ICs
Linear Light Sensors	Rectifier	Display Drivers
CMOS Image Sensors	Filters	ASICs
Military & Aerospace	MOSFETs	Microcontrollers
Mixed Signal ASICs	Signal & Interface	Flash Memory
Industrial ASSPs	Standard Logic	Touch Sensor
High Frequency / Timing	LDO’s & VREGs	Power Supply IC
IPD	EE Memory and Programmable Analog	Audio DSP
Foundry and Manufacturing Services		Audio Tuners
Hearing Components		Image Stabilizer ICs
DC-DC Conversion
Analog Switches
AC-DC Conversion
Low Voltage Power Management
Power Switching
Tunable Capacitors

The addition of SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) in 2011 provided us with a stronger market presence in Japan, with many leading Japan-based customers, some of which were previously our customers. We have approximately 450 direct customers worldwide. We also service approximately 530 OEMs indirectly through our distributor and electronic manufacturing service provider customers. Our direct and indirect customers include: (1) leading OEMs in a broad variety of industries, such as Continental Automotive Systems, Samsung Electric, Panasonic, Delta, and Hella; (2) electronic manufacturing service providers, such as Flextronics, Jabil, Sanmina, Benchmark Electronic and HK Towada Electronics; and (3) global distributors, such as Avnet, World Peace, OS Electronics, Arrow and WT Microelectronics.

We currently have domestic design operations in Arizona, California, Colorado, Idaho, Montana, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, Czech Republic, France, Germany, India, Ireland, Japan, Korea, Philippines, Romania, Slovakia, Switzerland and Taiwan. Additionally, we currently operate domestic manufacturing facilities in California, Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Malaysia, Philippines, Thailand and Vietnam.

Company Highlights for the year ended December 31, 2012

•	Total revenues of approximately $2,894.9 million

•	Gross margin of approximately 32.9%

•	GAAP net loss of $0.20 per share

•	Cash, cash equivalents and short-term investments of $631.7 million

•	Retired $96.2 million of Zero Coupon Convertible Senior Subordinated Notes due 2024

•	Extended the earliest date of debt maturity for $99.9 million of our 2.625% Convertible Senior Subordinated Notes due 2026 from December 2013 to December 2016

•	Completed the repurchase of 8.8 million shares of common stock under our previously announced share repurchase program

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

Company Mergers and Acquisitions

2011 Acquisitions

On January 1, 2011, we paid SANYO Electric Co., Ltd. (“SANYO Electric”) $142.1 million in cash and issued a $377.5 million note payable to SANYO Electric, through SCI LLC, in exchange for a 100% interest in SANYO Semiconductor and certain other semiconductor related assets held by SANYO Electric. In the second quarter of 2011, we received approximately $39.7 million in cash from SANYO Electric for working capital and pension adjustments as determined in accordance with the purchase agreement, which resulted in a net purchase price of $479.9 million.

We believe that this acquisition has provided and will continue to provide us with access to market-leading Japanese and Asian customers, while providing SANYO Semiconductor customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Ultimately, we believe that the combination of SANYO Semiconductor operations with our existing operations will provide us with highly complementary products, customers and geographic regions. On a long-term basis, we expect SANYO Semiconductor to benefit from access to ON Semiconductor’s market leading customers not previously doing business with SANYO Semiconductor in North America, Europe and China.

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

Acquisitions prior to 2011

On June 9, 2010, we acquired 100% of Sound Design Technologies, Ltd. (“SDT”) for approximately $22.0 million. We believe that this acquisition has improved and will continue to improve our position as a leading supplier of ultra-low power DSP technology for hearing aids and audio processing applications, strengthens our talent base and adds an experienced design and applications engineering team for medical devices within our Application Products Group. In addition, SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging also expands our capabilities in delivering advanced, highly miniaturized packaging technology crucial for hearing aid and similarly size-constrained applications that demand medical-grade quality.

On January 27, 2010, we acquired 100% of California Micro Devices Corporation (“CMD”) in an all cash transaction for approximately $113.2 million. We believe that the combination has strengthened and will continue to strengthen our offering of ASIP devices to protect products in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the HBLED market, as well as its strengths in low current-based EMI filtering and low capacitance ESD protection, complement our existing portfolio of protection and lighting solutions.

On November 4, 2009, we acquired 100% of PulseCore Holdings (Cayman) Inc. (“PulseCore”) in an all cash transaction for approximately $17.0 million. The acquisition of PulseCore expanded our clock and circuit protection offerings for the consumer, wireless and computing end-market customers. PulseCore’s capabilities in standard and custom high-speed and low power analog and mixed signal solutions for EMI reduction also enhanced our overall EMI filtering and circuit protection portfolios. In addition, PulseCore’s history in India represents our first foray of design activity in that country.

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

See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of certain of these acquisitions.

Products and Technology

The following provides certain information regarding our operating segments. See “Business Overview” above and Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for other information regarding our segments and their revenues and property, plant and equipment and the income derived therefrom.

Application Products Group

The Application Products Group designs and develops analog, mixed-signal and advanced logic ASIC and ASSP solutions for the automotive, medical, military/aerospace, computing, wireless communications, consumer and industrial markets.

The Application Products Group’s automotive products are focused on energy efficient solutions that reduce emissions, improve fuel economy and safety, enhance lighting, and make possible an improved driving experience. Our ASIC and ASSP portfolio includes semiconductor solutions for medical devices such as defibrillators, pacemakers, neurostimulators, hearing aids, glucose meters and patient monitors. It also includes mixed-signal offerings for industrial, medical imaging, smart grid and building automation as well as clock and timing management products for industrial, communications, and consumer applications. We serve the portable audio and wireless smartphone markets with DSP technology and tunable capacitor products that originated from ASIC and ASSP product development for medical applications. We are a leading supplier of 2D and CMOS image sensors for machine vision, high-speed, space, and cinematography applications. Our military/aerospace products include standard-cell ASIC technologies down to 40 nm, using both internal and external foundries and we have achieved Trusted Foundry accreditation from the U.S. government for technologies down to 110 nm.

We develop power conversion products (AC-DC and DC-DC) and power interface products to address power management challenges in the computing, wireless, telecom infrastructure, industrial, lighting and consumer markets. We offer superior solutions for a wide range of voltage and current options from multi-phase 30 volt power for VCORE processors to single cell battery point of load, battery charging, thermal monitoring and management, system monitoring and the connectivity and protection around them. Our product solutions enable industry leading active mode and standby mode efficiency now being demanded by regulatory agencies around the world. Finally, the Application Products Group offers foundry and manufacturing services, including IPD technology, which leverage the Company’s broad range of manufacturing, IC design, packaging and silicon technology offerings to provide flexible turn-key solutions for our customers.

Standard Products Group

The Standard Products Group serves a broad base of end-user markets, including consumer electronics, computing, wireless and wired communications, automotive electronics, industrial electronics and medical via six major discrete semiconductor technology categories: diodes and transistors, analog products, LED drivers, EEPROMs, power MOSFETs and Standard Logic.

The wide array of discrete and integrated semiconductor products that we offer within these categories perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The consumer trends driving growth within our end-user markets are primarily the demand for greater functionality in small hand held devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The proliferation of electronic content in automobiles has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple handheld applications and switching and rectification technologies that allow for high efficiency energy usage and conversion.

SANYO Semiconductor Products Group

Our SANYO Semiconductor Products Group is a global supplier of analog and mixed signal ICs, microcontrollers, DSPs, analog and digital tuners, intelligent power modules, memory and discrete semiconductors to the automotive, communications, consumer and industrial end-markets. Our diverse product portfolio includes analog power management ICs; motor drive ICs; intelligent modules for power inversion, motor control, and automotive electronics; 8 and 16-bit microcontrollers; audio and video tuners; DSPs and image enhancement products supporting a broad range of applications, including automotive infotainment and motor control systems, consumer white goods, wireless communications devices (including smartphones and media tablets), LCD TVs, and digital still cameras and camcorders. The continuing transformation to make all electronics systems “smart”, connected and more power efficient presents a substantial opportunity to draw on our diverse product portfolio and applications expertise to provide customers with comprehensive systems solutions for their applications. We further possess unique micro-packaging capabilities that help customers meet their need to reduce device size and weight as more semiconductor content is incorporated into electronics systems and device dimensions shrink to increase portability. Moreover, for home appliance and industrial power applications, we possess unique power assembly packaging and composite material IP, which allows our customers to improve power efficiency in their end products.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply but do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. For the years ended December 31, 2012 and December 31, 2011, we had no sales to customers, including distributors, that accounted for 10% or more of our total consolidated revenues. Prior to 2011, sales to one of our distributors, Avnet, Inc., represented 10% or more of total consolidated revenues as follows: 13%, 11% and 11% for the years ended December 31, 2010, 2009 and 2008, respectively. Revenues for our Application Products Group and Standard Products Group include distributor sales to Avnet, Inc.

For the year ended December 31, 2012, aggregate revenue from our five largest customers by revenue, including distributors, for our Application Products Group, Standard Products Group, and SANYO Semiconductor Products Group comprised approximately 30%, 39% and 42% of total revenue for each respective operating segment. The loss of certain of these customers or distributors may have a material adverse effect on the operations of the respective segment.

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

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2012, sample applications for our products and representative OEM customers and end-users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Mil-Aero	Medical
Approximate percentage of 2012 Revenue	19%	23%	26%	14%	10%	3%	2%	3%

Sample applications	Desktop power supplies	DVD players, cable decoders, set-top boxes and satellite receivers	4 wheel drive controllers	Industrial automation and control systems	Smartphones and feature phones	Routers and switches	Cockpit displays	Medical imaging
	Disk drives	Home security systems	Airbags	Lamp ballasts (power systems for fluorescent lights)	Tablets	Fiber optic networking	Guidance systems	Cardiac rhythm management
	PC motherboards	Photocopiers	Anti-lock braking systems	Commercial heating and cooling systems	Wireless modems and wireless local area networks	Cellular base stations and infrastructure	Munitions	Glucose Monitoring
	Notebook power supplies	Scanners	Automatic door locks and windows	Electric motor controllers		Ethernet cards and other network controllers	Infrared imaging	Hearing aids and Cochlear implants
	Desktop computers	Household appliances	Automatic transmissions	Power supplies for manufacturing equipment		High speed modems (cable, xDSL and ISDN)	Portable communication devices	Defibrillators
	Notebook computers	Smartcards	Automotive entertainment systems	Surge protectors		PBX telephone systems	Aircraft networking and computer engines	Neurostimulators
	Entry-level servers	TVs, VCRs and other audio-visual equipment	Engine management and ignition systems	Thermostats for industrial and consumer applications			Aircraft Communication
		Power supplies for consumer electronics	Fuel injection systems	Automatic test equipment
		Game consoles	GPS and other navigation systems	LED commercial and residential lighting systems and controls
LIN/CAN multiplexing
Representative OEM customers and end-users	Delta Elec Int’l Ltd	Microsoft	Hella KG	Delta Elec Int’l Ltd	Samsung Elec Co.	Alcatel Lucent	Raytheon Co	Boston Scientific
	Seagate Technology	Samsung Elec Co.	Continental Automotive Systems	Kionix INC	Sony Mobile	ZTE Hong Kong LTD	Aeroflex	Starkey Labortories
	Hewlett Packard Co	LG Eletronics	Delphi	Flir Systems	LG Eletronics	Cisco	Rockwell Collins	General Electric Co
	Emerson Electric Co	Echostar	Visteon	Emerson Electric Co	Huawei Tech Co., Ltd.	Ericsson	ITT Corporation	St. Jude Medical
	Lenovo	Xerox Corp	Bosch GMBH	Siemens Industrial	Google (Motorola Mobility)	Nokia Siemens Networks	Stellar Microelectronics	Medtronic
	Dell Computer	Midea	Valeo	Honeywell Inc.	ZTE Hong Kong Ltd	Huawei	Sofradir	Cardic Pacemakers Inc

Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Mil-Aero	Medical
Asus	Sony Corp	TRW Inc	Tyco International	Apple	Delta Elec Int’l Ltd	Honeywell Inc	ELA Medical
Samsung Elec Co.	Philips	Magneti Marelli	Belimo Automation AG		Cisco	L-3 Communications	Intricon Corp
Gigabyte	Whirlpool Corp		Landis & GYR AG			British Aerospace	Philips
Foxconn	Panasonic Corporation					DRS	Abbot Labs

OEMs Direct sales to OEMs accounted for approximately 55% of our revenues in 2012, 56% of our revenues in 2011 and 46% of our revenues in 2010. The increase from 2010 to 2011 was driven by the significantly higher mix of OEM revenue from our acquisition of SANYO Semiconductor in 2011. These customers include a variety of companies in the electronics industry such as Continental Automotive Systems, Samsung Electric, Panasonic, Delta, and Hella. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers in the communications, power management and standard analog and the high frequency clock and data management markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

Distributors Sales to distributors accounted for approximately 38% of our revenues in 2012, 37% of our revenues in 2011 and 45% of our revenues in 2010. The decrease from 2010 to 2011 was driven by significantly lower mix of distributors from our acquisition of SANYO Semiconductor in 2011. Our distributors, which include Avnet, World Peace, OS Electronics, Arrow and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to current limitations on the feasibility of estimating the up front effect of returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers Direct sales to electronic manufacturing service providers accounted for approximately 7% of our revenues in 2012, 7% of our revenues in 2011 and 9% of our revenues in 2010. Our largest electronic manufacturing service customers are Flextronics, Jabil, Sanmina, Benchmark Electronic and HK Towada Electronics. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer site facilities located in Belgium, Canada, Czech Republic, Japan, Malaysia, and the United States, and back-end assembly and test site facilities located in Canada, China, Japan, Malaysia, Philippines, Thailand, and Vietnam. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities. We operate all of our manufacturing facilities directly, except in the case of our joint venture in Leshan, China.

During the fourth quarter of 2011, we committed to a plan to close our wafer manufacturing facility located in Aizu, Japan (the “Aizu Plan”). Under the Aizu Plan, all of the Aizu, Japan production and operations have been transferred to other wafer fabrication facilities as of December 31, 2012 and we expect to fully exit the facility during 2013. The Aizu Plan was undertaken as part of our overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities, and investing in more advanced wafer technologies. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of certain information related to the Aizu shutdown.

During the fourth quarter of 2011, we committed to a plan to close our probe, assembly and test operations located in Ayutthaya, Thailand and to partially close our facility in Bang Pa In, Thailand (collectively, the “Thailand Plans”) as a result of damage caused to those facilities by the 2011 flooding in that region and the significant costs associated with the recovery and reconstruction of the affected facilities. Under the Thailand Plans, a majority of the Ayutthaya and Bang Pa In production was transferred to other Company-owned facilities and to certain external subcontractors during the year ended December 31, 2012. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of certain information related to the Thailand Plans.

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

Location	Products	Size (sq. ft.)
Front-end Facilities:
Burlington, Canada (1) (2)	Application Products Group	95,400
Gresham, Oregon	Application Products Group and Standard Products Group	518,000
Pocatello, Idaho	Application Products Group and Standard Products Group	443,000
Roznov, Czech Republic	Application Products Group and Standard Products Group	237,000
Oudenaarde, Belgium	Application Products Group and Standard Products Group	167,900
Seremban, Malaysia (Site-2)	Application Products Group, Standard Products Group and SANYO Semiconductor Products Group	81,200
Gunma, Japan (1)	SANYO Semiconductor Products Group	59,043
Niigata, Japan	SANYO Semiconductor Products Group	1,724,600

Back-end Facilities:
Burlington, Canada (1) (2)	Application Products Group	95,400
Leshan, China	Standard Products Group	363,000
Seremban, Malaysia (Site-1)	Application Products Group, Standard Products Group and SANYO Semiconductor Products Group	309,300
Carmona, Philippines	Application Products Group, Standard Products Group and SANYO Semiconductor Products Group	222,500
Bang Pa In, Thailand (1) (3)	Standard Products Group	9,000
Saitama, Japan	SANYO Semiconductor Products Group	377,000
Tarlac City, Philippines	SANYO Semiconductor Products Group	861,100
Shenzhen, China	SANYO Semiconductor Products Group	208,000
Ho Chi Minh City, Vietnam	SANYO Semiconductor Products Group	59,200
Bien Hoa, Vietnam	SANYO Semiconductor Products Group	247,572
Other Facilities:
Roznov, Czech Republic	Application Products Group and Standard Products Group	405,300
Santa Clara, California	Standard Products Group	42,000

(1)	These facilities are leased.

(2)	This facility is used for both front-end and back-end operations with a total square footage of 95,400.

(3)	We partially closed this facility in 2012.

We operate an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 70% of Leshan’s production capacity in 2012, 70% in 2011, 70% in 2010 and are currently committed to purchase approximately 70% of Leshan’s expected production capacity in 2013. In 2012, we incurred $0.1 million of underutilization charges. In 2011 and 2010, we incurred no underutilization charges. As part of our manufacturing agreements with Leshan, we supply die used in the production process.

The Leshan facility is one of our lowest cost manufacturing operations. In June 2002, we obtained approval from the Chinese government for the Leshan joint venture to invest up to $231.0 million in semiconductor operations, which is in addition to the $278.0 million originally approved. In 2004, we committed to make additional capital contributions of approximately $25.0 million to this joint venture by 2012, subject to market conditions. As of December 31, 2012, we had made additional capital contributions of approximately $28.0 million. We have no obligation to make future capital contributions.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, UTAC, Unisem, Tower, JCAP, UMC and TSMC, accounted for approximately 23%, 23% and 29% of our manufacturing costs in 2012, 2011 and 2010, respectively.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, and lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table which shows commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—  Liquidity and Capital Resources” under the heading “Contractual Obligations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or certain other factors.

Sales, Marketing and Distribution

As of December 31, 2012, our global sales and marketing organization consisted of approximately 1,100 professionals operating out of approximately 50 offices, which serve customers in approximately 70 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective Internet-based applications support from our laboratories in Czech Republic, China and the United States. Through on-line connectivity, applications developed in one region of the world are now instantaneously available to all other regions. We continue to monitor our freight and logistical support operations for potential cost savings.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo, as well as under the licensed trademark and logo of SANYO Semiconductor, which we are able to utilize for a three year period from the acquisition date with some extension of time for certain products that are manufactured but not yet sold by the end of 2013. We own rights to a number of patents, trademarks, copyrights, trade secrets and other IP directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain IP to support and continue the operation of our business. We also acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisition of SANYO Semiconductor. In connection with the IP received from the SANYO Semiconductor transaction, we received a limited indemnity umbrella to protect us from general unknown and certain known infringement claims from third parties. As of December 31, 2012, we had approximately 6,200 U.S. and foreign patents and approximately 3,000 patent applications pending worldwide. Our patents have expiration dates ranging from 2013 to 2032. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 330 registered and common law trademarks. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

Historically, our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets consisting of a stronger second half of the year for consumer products as compared to the first half of the year. In 2012, as a result of global and industry economic conditions, we did not experience the traditional cyclical pattern during the second half of the year. In recent years, the industry has also been affected by significant shifts in consumer demand due to economic or other factors, which has resulted in volatility in order patterns and lead times, sudden shifts in product demand and periodic production over-capacity. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and, in the future, could continue to experience short term period-to-period fluctuations in operating results due to general industry or economic conditions.

Backlog

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we record revenues on a “sell-through” basis. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2012, our backlog at the beginning of each quarter represented between 82% and 92% of actual revenues during such quarter, which is lower on a percentage basis than prior years. This is generally due to the acquisition of SANYO Semiconductor, as that business has a lower backlog as compared to the historical ON Semiconductor business. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as customers who develop their own IC products. See Part I, Item 1A “Risk Factors—  Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report for additional information.

In comparison, several competitors noted below are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. The following discusses the effects of competition on our three operating segments:

Application Products Group

The principal methods of competition in the Application Products Group are with other customer-specific semiconductor vendors based on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

Our Medical and Industrial Timing businesses face direct competition from large diversified semiconductor suppliers that supply custom and semi-custom ICs, such as STMicroelectronics N.V. and Texas Instruments Incorporated. The business also faces direct competition from smaller end-market-focused mixed-signal suppliers, such as Elmos Semiconductor and ZMD AG. Direct competition also comes from our target customers themselves, who may have internal IC design resources dedicated to supporting the parent. Our Timing Products business also faces direct competition from clock suppliers such as Cypress Semiconductor and Integrated Device Technology, Inc., and our digital ASIC business faces threats from FPGA vendors such as Xilinx, Inc. and Altera Corporation, as well as digital ASIC suppliers like Open-Silicon, Inc. and e-Silicon Corporation. Our primary foundry competition includes X-FAB Semiconductor Foundries AG, Taiwan Semiconductor Manufacturing Company, Ltd., Tower Semiconductor Ltd. and MagnaChip Semiconductor LLC.

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

The principal methods of competition in the computing and consumer markets are technical performance, total solution cost of ownership, quality and assurance of supply. Our architectures for AC-DC conversion offer a competitive total cost of ownership and leadership in power efficiency to compete. Our architecture for our microprocessor and DDR memory controllers offers a competitive cost of ownership and performance position to compete in the computing and consumer game console market. In addition, the breadth of our portfolio in other support functions such as DC- DC converters, over voltage protection IC’s, video and audio ICs, and standard analog and logic ICs gives us the opportunity to serve multiple requirements and allows customers to control their vendor lists more easily. Our significant competitors in this market include Intersil Corporation, Maxim Integrated Products, Inc., Texas Instruments Incorporated, STMicroelectronics N.V. and Power Integrations, Inc.

Standard Products Group

The Standard Products Group’s competitive strengths are in our market leading protection and filtering products, the breadth of our portfolio, technical performance, micro-packaging expertise, our high quality, low cost structure, and supply chain management which ensures supply to key customers. In addition, our strengths include our strong IP portfolio and our ability to leverage IP blocks across the Company to develop high value-added ASSPs.

The principal methods of competing in our discrete semiconductor products are through new product and package innovations with enhanced performance over existing products. Of particular importance are our transient voltage protection and filtering portfolios (ESD Protection, Common Mode Filters), power switching and rectification products and CCRs, where we enjoy significant performance advantages over our competition. Our significant competitors include Diodes Incorporated, NXP B.V., Rohm Co., Ltd., TSPS Corporation, Infineon Technologies AG, Vishay Intertechnology, Inc., Fairchild Semiconductor International, Inc., STMicroelectronics N.V., and Semtech Corporation.

SANYO Semiconductor Products Group

The principal methods of competition for the SANYO Semiconductor Products Group are technical performance, quality, service and price. Our competitive strengths are strong technology and design capability, breadth of product portfolio, systems design expertise and long-standing supply relationships with leading OEM customers. Our significant competitors include Toshiba Corporation, Renasas Electronics Corporation, NXP B.V., Rohm Co. Ltd., Mitsubishi Electric, Sanken Electric, STMicroelectronics N.V., Fairchild Semiconductor International, Inc., International Rectifier Corporation and Texas Instruments Incorporated.

Research and Development

Company-sponsored research and development costs in 2012, 2011 and 2010 were $367.5 million (12.7% of revenue), $362.5 million (10.5% of revenue) and $248.0 million (10.7% of revenue), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2012, research and development costs increased as a result of our growing usage of engineering materials and depreciation for new capital projects and design software.

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

Our former manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. We believe that the contamination originally occurred during a time when the facility was operated by a prior owner. We are working with local authorities to determine the appropriate remediation actions and expect remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between us and the prior owner or covered by insurance subject to a deductible. Based on information available, any net costs to us in connection with this matter are not expected to be material.

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

Employees

As of December 31, 2012, we had approximately 20,000 employees worldwide, of which approximately 2,300 employees were in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining arrangements (i.e., Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see Part I, Item 1A “Risk Factors—  Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report. Of the total number of our employees as of December 31, 2012, approximately 16,000 were engaged in manufacturing, approximately 1,100 were engaged in our sales and marketing organization which includes customer service, approximately 700 were engaged in administration and approximately 2,200 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 22, 2013 is set forth below.

Name	Age	Position
Keith D. Jackson	57	President, Chief Executive Officer and Director*
Bernard Gutmann	53	Executive Vice President, Chief Financial Officer and Treasurer*
Robert Charles Mahoney	63	Executive Vice President, Sales and Marketing*
George H. Cave	55	Senior Vice President, General Counsel, Chief Compliance and Ethics Officer and Corporate Secretary*
William M. Hall	57	Senior Vice President and General Manager, Standard Products Group*
Bob Klosterboer	52	Senior Vice President and General Manager, Application Products Group*
Mamoon Rashid	53	Senior Vice President and General Manager, SANYO Semiconductor Group*

*	Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among such officers.

Keith D. Jackson. Mr. Jackson was appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in November 2002. Mr. Jackson has over 30 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild Semiconductor Corporation, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups, beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson currently serves on the board of directors of Veeco Instruments, Inc., and has served on the board of directors of the Semiconductor Industry Association since 2008.

Bernard Gutmann. Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer in September 2012. Before his promotion, he worked with the corporation as Vice President, Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. Mr. Gutmann also served and continues to serve as the CFO of SANYO Semiconductor, a position he has held since March 2011. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury, and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Gutmann served in various financial positions with Motorola, Inc. from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worchester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French, Spanish, and conversant in German.

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

George H. Cave. Mr. Cave has served as the General Counsel of ON Semiconductor and SCI LLC since August 1999. He also currently serves as a Senior Vice President, Corporate Secretary and Chief Compliance & Ethics Officer for the Company. Mr. Cave’s professional career spans over 27 years of broad legal and business experience, including working for over 20 years in the semiconductor industry. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years. Mr. Cave also serves as the Vice Chairman of the Board of Directors of the American Medical College of Homeopathy.

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

Robert A. Klosterboer. Mr. Klosterboer joined the Company in March 2008 and currently serves as Senior Vice President and General Manager of the Application Products Group for ON Semiconductor and SCI LLC. From March 2008 to September 2012, he was Senior Vice President and General Manager of the business unit then known as the Automotive, Industrial, Medical, & Mil/Aero Group. He has more than three decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer and during his tenure there he also was a design engineer, field applications engineer, design section manager, program development manager, and product marketing manager. Mr. Klosterboer holds a bachelor’s degree in electrical engineering technology from Montana State University.

Mamoon Rashid. Mr. Rashid has over 28 years of experience in the semiconductor and electronics industry spanning from marketing, manufacturing, and sales, to product line management positions. In January 2013, Mr. Rashid was appointed as Senior Vice President and General Manager, SANYO Semiconductor Group. Prior to his promotion, Mr. Rashid held the position of Vice President of strategic business development, during which time he led the integration and restructuring of SANYO Semiconductor. In this role, he also served as a director on SANYO Semiconductor’s board. Mr. Rashid joined ON Semiconductor in October 2004 and has held several leadership positions during his time with us. Prior to September 2008, Mr. Rashid served as Vice President and General Manager of our discrete products division, where he improved the growth and profitability of the business by entering several new product areas. From September 2008 to 2010, Mr. Rashid led our global supply chain organization as Vice President and General Manager during a transformational period for the Company. In these positions, he has supported the growth of ON Semiconductor into a multi-technology leading supplier of power solutions, as well as helped improve profitability, efficiency and new product successes. Prior to joining ON Semiconductor, Mr. Rashid held leadership positions at market leading companies such as Intersil, Semtech and General Semiconductor.

Geographical Information

For certain geographic operating information, see Note 9: “Income Taxes” and Note 17: “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors—  Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

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

You may also read or copy any materials that we file with the SEC at its Public Reference Room at 100 F. Street, N.E., Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings (including the voluntary retirement program for employees of our SANYO Semiconductor Products Group and our recent global workforce reduction), significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

At times our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity, the effects of natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami in 2011 and other factors have adversely affected and could in the future adversely affect our business. In order to remain profitable, we must continue to successfully implement our business plan and examine and implement potentially advantageous cost reduction initiatives.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns and upturns.

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the event of such a downturn, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. On the other hand, significant upturns have led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers, to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. We may also not be able to balance our expansion activities and actual demand in such an environment. The overbuilding of capacity and excess increases of inventory by us and other companies can result in overcapacity in the industry and general price erosion.

In some ways, we have experienced these conditions in our business in the past and may experience them in the future. We cannot accurately predict the timing of the current and future downturns and upturns in the semiconductor industry and how severe and prolonged these conditions might be. These future conditions in the semiconductor industry could seriously impact our revenues and harm our business, financial condition and results of operations.

Economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

Uncertainty about global economic conditions could result in fluctuations to and reductions in consumer and commercial spending from time to time. Among other things, such uncertainties may result in lower orders from our customers for our products and make it difficult for us to accurately forecast and plan our future business activities. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending has in the past driven us and may in the future drive us and our competitors to reduce product pricing, which results in a negative impact on gross profit. Volatility in global economic conditions may adversely and materially affect our industry, business and results of operations, and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short term and long term strategies.

Furthermore, the United States and global credit markets could experience renewed financial turmoil. If the past pressures on credit were renewed or we experience an additional global downturn, we may not be able to obtain additional financing on favorable terms or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt service and capital expenditures for the immediate future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

In addition, global financial uncertainty affecting the financial and other markets could impact our business in a number of other ways, including causing (1) our customers and consumers in general to defer purchases, (2) our customers difficulties in obtaining sufficient credit to finance purchases of our products and meet their payment obligations to us, (3) our key suppliers to become capacity constrained or insolvent resulting in a reduction or interruption in supplies or a significant increase in the price of supplies and (4) our key suppliers to require acceleration of payments to them or our customers to delay payments to us. Any of the foregoing could materially and adversely affect our results of operations and financial condition.

We have made and may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing stockholders.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to: (1) the difficulty of integrating, aligning and coordinating organizations, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) risks of entering new semiconductor markets or regions of the world in which we have limited experience; (3) risks associated with integrating financial reporting and internal control systems of acquired companies, particularly if such company is lacking adequate financial reporting and internal control systems or possesses systems that are materially different from ours; (4) the risk that our due diligence in the acquisition process may not identify compliance issues or other liabilities that are in existence at the time of our acquisition; (5) the risk that our existing or prospective customers or customers of the acquired business may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or that they may seek to change their existing business relationships; (6) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions including difficulties in entering into new market segments in which we are not experienced; (7) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) negative pressure on gross margins resulting from increased operating and restructuring costs associated with the target.

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

The integration of newly acquired businesses will also require a significant amount of time and attention from management. In particular, the integration of SANYO Semiconductor has and will continue to require significant internal and external coordination. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and stock price.

In connection with an acquisition, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential cost savings could turn out to be incorrect.

We review goodwill associated with our acquisitions for impairment at least on an annual basis (see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2: “Significant Accounting Policies—  Goodwill” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the current year and in the past, we recorded goodwill impairment charges related to certain of our acquisitions. Factors we consider important that could result in a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen causing decreased revenues and/or increased costs, we may have further material goodwill impairments. Further material goodwill impairments could adversely affect our financial condition and results of operation.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. For example, in the acquisition of SANYO Semiconductor and related assets in early 2011 (“SANYO Semiconductor Transaction”), a portion of the purchase price was financed by a seven-year loan with an adjustable interest rate from SANYO Electric to SCI LLC. The loan agreement contains customary events of default as well as representations, warranties, and covenants, but does not contain any financial or negative covenants. It is possible that factors outside of our control, including but not limited to increases in interest rates and loss of key customers, could adversely affect the intended benefits from the SANYO Semiconductor Transaction, but we will continue to have a repayment obligation under the loan agreement.

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

Moreover, we believe that we will need to improve the historic margin levels of the business and assets we acquired in connection with the SANYO Semiconductor Transaction and successfully execute on available opportunities in order to realize the intended benefits of this transaction. While we anticipate that the continuing integration of the SANYO Semiconductor business, including certain cost reduction measures taken, could improve its historic margin levels, we may not be able to benefit fully from such actions. Furthermore, SANYO Electric agreed to provide certain operational support to SANYO Semiconductor for a period of time relating to costs, expenses and other amounts associated with seconded employees, transition services and certain property leases. This operational support ended on December 31, 2012. While we have continued to take steps to reduce the cost structure, the expiration of this operational support is expected to directly impact the margin levels of the SANYO Semiconductor business. See Part II: Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K for additional information on the SANYO Semiconductor operational support.

The failure to implement, as well as the completion and impact of, our profitability enhancement programs and cost reductions, including restructuring activities, could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other things, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs have been primarily comprised of employee separation costs and asset impairments. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on restructuring activities.

We also often undertake restructuring activities in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our current restructuring plans, including the 2013 SANYO Semiconductor voluntary retirement program or future cost reduction initiatives will be successfully or timely implemented, or will materially impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

For additional information regarding our profitability enhancement programs and cost reduction measures, see Note 6: “Restructuring, Asset Impairments and Other, net” and Note 20: “Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Our business strategy is based on our assumptions about the future demand for our current products and the new products and applications that we are developing and on our ability to produce our products profitably. Each of these factors depends on our ability, among other things, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our IP portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these factors and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, the threat or occurrence of armed international conflict and terrorist activities, the impact of natural disasters, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies. The development of new products is a complex and time-consuming process and often requires significant capital investment. Additionally, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect our ability to generate revenue. There can be no assurance that we will successfully develop and market these new products. There also is no assurance that the products we do develop and market will be well received by customers, or that we will realize a return on the capital expended to develop such products.

We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users, including changes due to evolving consumer preferences, international political developments influencing end-user preferences, and natural disasters or other extraordinary events that impact our customers or end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and others will not render our products or technologies obsolete or noncompetitive. A fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our customers or end-users could have a material adverse effect on our business or prospects. Moreover, we may make significant investment in new products that may not be profitable or that do not have margins as high as we anticipated or experienced historically.

Uncertainties involving the ordering and shipment of, and payment for, our products could adversely affect our business.

Our sales are typically made pursuant to individual purchase orders or customer agreements and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days for custom products without incurring a significant penalty. We routinely generate inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

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

Because our components are often building block semiconductors that, in some cases, are integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as from customers who develop their own IC products.

We compete in different product lines to various degrees on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. Gross margins in the industry vary by geographic region depending on local demand for the products in which semiconductors are used, such as personal computers, tablets, industrial and telecommunications equipment, consumer electronics and automotive goods. Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends.

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

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other things, capacity constraints, construction delays, transferring production to other facilities (including as a part of our cost reduction measures and in reaction to man-made and natural disasters, such as the 2011 flooding in Thailand), upgrading or expanding existing facilities, changing our process technologies or uncertainty as a result of the acquisition and integration of manufacturing facilities acquired as a result of our acquisition activities, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity, if revenues do not increase proportionately.

We could be required to incur significant capital expenditures for manufacturing, information technology and equipment to remain competitive, the failure, inadequacy or delayed implementation of which could harm our ability to effectively operate our business and such capital expenditures and commitments, as well as other commitments, may materially decrease our liquidity.

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. Semiconductor manufacturing has historically required a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. We maintain certain of our own manufacturing, assembly and test facilities, which have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. However, there can be no assurance that we will successfully develop and utilize these new technologies. There also is no assurance that the new technologies we do develop and utilize will be sufficient to support our business operations and strategies, or that we will realize a return on the capital expended to develop such new technologies.

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

Although we have incurred and may continue to incur significant costs and expenses related to the SANYO Semiconductor Transaction, we believe that cash flow from operating activities, coupled with cash on hand, short-term investments and funds from external borrowings, will be adequate to operate our business and otherwise satisfy our capital needs. Given these capital expenditures and other costs associated with SANYO Semiconductor, if we are unable to generate expected cash flows, our liquidity may be adversely affected and we may need to raise additional equity or borrow additional funds to achieve our longer term objectives related to the SANYO Semiconductor operations. There can be no assurance that such equity or borrowings will be available, or if available, will be at rates or prices acceptable to us.

We are subject to risks associated with natural disasters and other business disruptions.

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial reporting and condition. We are susceptible to losses and interruptions caused by floods, hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures, industrial accidents, and similar events. Such events can cause direct injury or damage to our employees and property, including our books and financial and corporate records and data, and related internal controls and can also have significant direct and indirect consequences. For example, such events can negatively impact revenues and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. Such costs may include expenses to restore production or to move production to other facilities, including incremental capital expenditures and costs for expedited shipping, expenses incurred with a shut-down of the damaged facility, including employee severance payments, and other unusual costs and expenses such as fixed asset impairments, inventory write-downs, charges relating to cancellation of purchase orders for excess materials and charges for restoration and recovery work. Overall costs may also be impacted by other factors, such as the under-absorption of our manufacturing and operating support overhead. In the case of our facility in Roznov, Czech Republic that manufactures silicon wafers used by a number of our facilities, a natural or man-made disaster, operational disruption, or other extraordinary event that impacted the facility or regional infrastructure would have a substantial adverse effect on our ability to produce a number of our products and could have a material adverse effect on our business, revenues, costs, and/or prospects if we are unable to effectively source silicon from qualified third parties to replace the production loss. Such events may also affect the infrastructure of the country in which the event occurs, causing water damage, power outages, transportation delays and restrictions, public health issues and economic instability, and disrupting local and international supply chains. As a result, we could experience shortages of and interruptions in supply and increased prices for components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. Consequences such as power outages, including any rolling blackouts or other anticipated problems, could adversely affect our business by, among other things, interrupting our production capacity, harming our internal operations, limiting our ability to communicate with our customers and suppliers, and limiting our customers’ ability to sell or use our products. In addition, damage or destruction to our property, including our books and financial and corporate records and data, could adversely affect our ability to prepare our financial statements in accordance with generally accepted accounting principles and the historical and future reporting of our financial results and our ability to integrate the financial reporting and internal control systems of acquired companies. Responding to natural disasters and their consequences will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

If we were to lose one of our large customers our revenues and profitability could be adversely affected.

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects. In addition, the continued integration of the acquired SANYO Semiconductor business requires significant coordination and we cannot assure you that our existing customer relationships or SANYO Semiconductor’s prior customer relationships will not be materially and adversely affected as a result of uncertainty in connection with or other factors relating to the combined entity.

The loss of our sources of raw materials or manufacturing services, or increases in the prices of such goods or services, could adversely affect our operations and productivity.

Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increase significantly, their quality deteriorates or the raw materials give rise to compatibility or performance issues in our products. Our manufacturing processes rely on many raw materials, including polysilicon, silicon wafers, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases. Generally, our agreements with suppliers impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that our current supplies of raw materials are adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts, and in some cases require longer-term commitments in the early stages of the relationship. Our operations and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect. In any such case, arranging for replacement contractors can be time consuming and costly and we may encounter start-up difficulties.

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

A significant amount of our total revenue is derived from the Asia/Pacific region, the Americas, and Europe. Similarly, we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•

exposure to different legal standards, customs, business practices, tariffs, duties and other trade barriers (including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections);

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

In the last few fiscal years, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Our effective tax rate is uncertain on an ongoing basis. Changes to income tax regulations in the United States and the jurisdictions in which we operate or in the interpretation of such laws could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes, and changes in available tax credits could increase our future effective tax rate. Changes in our effective tax rate may impact our results of operations. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by our increasing or decreasing operations in jurisdictions with higher or lower rates, as well as by changes in rates or the laws that determine when we are subject to taxation in a specific jurisdiction.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

Our success, both generally and in connection with mergers and acquisitions, depends upon our ability to attract and retain highly-skilled technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. In addition, from time to time, we have announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. We also establish performance criteria for awards to officers and employees under bonus and other incentive plans and programs that may not be satisfied. These measures, as well as any future measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel and our existing employment agreements do not require the employee to continue to work for us.

As employee incentives, we have issued common stock options that generally have exercise prices at the market value at time of the grant and that are subject to vesting over time, RSU’s with time-based vesting and performance-based awards. Any difficulty relating to obtaining stockholder approval of new or amendments to equity compensation plans could limit our ability to issue these types of awards. Our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

We use a significant amount of intellectual property in our business. Some of that intellectual property is currently subject to disputes with third parties, and litigation could arise in the future. If we are unable to protect the intellectual property we use, our business could be adversely affected.

We rely on various laws and regulations governing our registered and unregistered IP assets, patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. These laws and regulations are subject to legislative and regulatory change and interpretation by courts. Additionally, some of our products and technologies are not covered by any patents or pending patent applications. With respect to our IP generally, we cannot assure you that:

•

any of the substantial number of U.S. or foreign patents and pending patent applications that we employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;

•	any of our pending or future patent applications will be issued or have the coverage originally sought;

•	any of the trademarks, copyrights, trade secrets, know-how or mask works that we employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others; or

•	any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought.

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective IP protection may be unavailable, limited or not applied for in the United States and in foreign countries.

Also, we may from time to time in the future be notified of claims that we may be infringing third-party IP rights. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring the technologies. Litigation could cause us to incur significant expense by adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

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

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to IP arising out of our research.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and adversely affect our business.

Our ability to enforce our patents, trademarks, copyrights, software licenses and other IP is subject to general litigation risks, as well as uncertainty as to the enforceability of our IP rights in various countries. When we seek to enforce our rights, we are often subject to claims that the IP right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of IP rights often results in the other party seeking to assert alleged IP rights of its own against us, which may adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, financial condition, results of operations or cash flows. We can provide no assurances as to the outcome of these claims asserted by other parties with respect to their alleged IP rights.

We are subject to litigation risks, including securities class action litigation, which may be costly to defend and the outcome of which is uncertain.

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor, and IP. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

As mentioned above, from time to time, we have been, or may in the future be, involved in securities litigation or litigation arising from our acquisitions. We can provide no assurance as to the outcome of any such litigation matter in which we are a party. These types of matters are costly to defend and even if resolved in our favor, could have a material adverse effect on our business, financial condition, results of operations and cash flow. Such litigation could also substantially divert the attention of our management and our resources in general. Uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. Because the price of our common stock has been, and may continue to be, volatile, we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions will not subject us to additional litigation. See Part I, Item 3 “Legal Proceedings” of this report for more information on our legal proceedings.

We are exposed to increased costs and risks associated with complying with increasing and new regulation of corporate governance and disclosure standards.

Like most publicly-traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. As we continue to make strategic acquisitions, mergers and alliances, the integration of these businesses increases the complexity of our systems of controls. While we devote significant resources and time to comply with the internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial process and reporting in the future.

There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. Failure to comply with SOX, including delaying or failing to successfully integrate our acquisitions into our internal control over financial reporting or the identification and reporting of a material weakness, may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of this transaction, and the trading price of our common stock may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal controls over financial reporting.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for certain environmental and health and safety liabilities related to the conduct or operations of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization and spinout from Motorola. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities.

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

•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions; or

•	the cost of fines, penalties or other legal liability, should we fail to comply with environmental or health and safety laws or regulations.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise non-functional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, OEMs are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our business, results of operations and financial condition.

Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In certain instances, we attempt to limit our liability through our standard terms and conditions of sale and other customer contracts. There is no assurance that such limitations will be effective.

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

We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, or acts of vandalism or terrorism. Additionally, the proprietary, sensitive, or confidential information we manage and store may be subject to accidental loss, misuse, inadvertent disclosure or unapproved dissemination. Our security measures and/or those of our third party service providers may not detect or prevent such security breaches. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

Despite the fact that we have recently retired some of our past debt obligations with existing cash flow, we are still highly leveraged and have substantial debt service obligations. In addition, we may incur additional debt in the future, subject to certain limitations contained in our debt instruments from time to time. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

•

as our long-term debt ages, we may need to renegotiate or repay such debt or seek additional financing (see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report under “Contractual Obligations” within the “Liquidity and Capital Resources” section);

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

Our debt agreements from time to time may contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other things, our ability to:

•	incur additional debt, including guarantees;

•	incur liens;

•	sell or otherwise dispose of assets;

•	make some acquisitions;

•	engage in mergers or consolidations;

•	make distributions to our shareholders;

•	engage in restructuring activities;

•	engage in certain sale and leaseback transactions; and

•	issue or repurchase stock or other securities.

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

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which could cross default other indebtedness. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase any of our debt securities upon a change of control, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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

Given the nature of the markets in which we participate, we cannot reliably predict future revenues and profitability, and unexpected changes may impact the value of our common stock. A large portion of our costs are fixed, due in part to our significant sales, research and development and manufacturing costs. Thus, small declines in revenues could negatively affect our operating results in any given quarter. In addition to the other factors described above, factors that could affect our quarterly operating results include:

•	the timing and size of orders from our customers, including cancellations and reschedulings;

•	the timing of introduction of new products;

•	the gain or loss of significant customers, including as a result of industry consolidation or as a result of our acquisitions;

•	seasonality in some of our target markets;

•	changes in the mix of products we sell;

•	changes in demand by the end-users of our customers’ products;

•	market acceptance of our current and future products;

•	variability of our customers’ product life cycles;

•	availability of supplies and manufacturing services;

•	changes in manufacturing yields or other factors affecting the cost of goods sold, such as the cost and availability of raw materials and the extent of utilization of manufacturing capacity;

•	changes in the prices of our products, which can be affected by the level of our customers’ and end-users’ demand, technological change, product obsolescence, competition or other factors;

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

•

authorize the issuance of “blank check” preferred stock, which is preferred stock that our board of directors can create and issue without prior stockholder approval and that could be issued with voting or other rights or preferences that could impede a takeover attempt; and

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters as well as certain design center and research and development operations are located in approximately 1.4 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. See Part I, Item 1 “Business—Manufacturing Operations” located elsewhere in this report for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Japan, Korea, Romania, the Slovak Republic, Switzerland, Taiwan and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space.

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

See Part I, Item 1 “Business—Manufacturing Operations” and “Sales, Marketing and Distribution” included elsewhere in this report for further details on our properties and “Business-Governmental Regulation” for further details on environmental regulation of our properties.

Item 3.    Legal Proceedings

See Note 15: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4.    Mine Safety Disclosure

None.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “ONNN” on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the NASDAQ Global Select Market.

Range of Sales Price
	High	Low
2012
First Quarter	$9.85	$7.62
Second Quarter	$9.03	$6.25
Third Quarter	$7.23	$6.00
Fourth Quarter	$7.11	$5.70
2011
First Quarter	$11.95	$9.40
Second Quarter	$11.85	$9.21
Third Quarter	$10.68	$6.59
Fourth Quarter	$8.41	$6.53

As of February 22, 2013, there were approximately 262 holders of record of our common stock and 449,492,111 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors.

Our senior revolving credit facility permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the senior leverage ratio (calculated in accordance with the credit agreement) does not exceed 2.50 to 1.00. As of December 31, 2012, we were within the required senior leverage ratio and therefore permitted to pay cash dividends. See Note 8: “Long-Term Debt” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our revolving credit facility.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2012. Also see Note 10: “Earnings per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on this repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
Month #1 September 29—October 26, 2012	3,942,285	$6.06	3,942,285	$249,155,775
Month #2 October 27—November 23, 2012	762,614	5.91	762,614	244,651,561
Month #3 November 24—December 31, 2012	—	—	—	244,651,561

Total	4,704,899	$6.04	4,704,899

(1)	These time periods represent our fiscal month start and end dates for the fourth quarter of 2012.

(2)	On August 2, 2012, the Company announced a new share repurchase program (“Repurchase Program”) for up to $300.0 million of our common stock over a three-year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012. Under the Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. These repurchases were made in open market transactions, including those pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. This table does not include shares tendered to the Company to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to the Company to satisfy tax withholding obligations in connection with exercise of stock options or the vesting of time and performance-based RSUs issued to employees. See Note 10: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the Repurchase Program.

Convertible Note Repurchase, Redemption, Conversion or Exchange

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Key Financing and Capital Events” and Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain transactions with respect to our 2.625% Convertible Senior Subordinated Notes due 2026, 2.625% Convertible Senior Subordinated Notes due 2026, Series B, 1.875% Convertible Senior Subordinated Notes due 2025 and Zero Coupon Convertible Senior Subordinated Notes due 2024.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2012, 2011, 2010, 2009, and 2008 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share data)
Statement of Operations data:
Revenues	$2,894.9	$3,442.3	$2,313.4	$1,768.9	$2,054.8
Restructuring, asset impairments and other, net (1)	165.3	102.7	10.5	24.9	26.2
Goodwill and intangible asset impairment charges (2)	49.5	—	16.1	—	544.5
Net income (loss)	(86.3)	14.9	292.9	63.3	(428.6)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	(0.20)	0.03	0.65	0.14	(1.13)

	Year ended December 31,
	2012	2011	2010	2009	2008
Balance Sheet data:
Total assets	$3,328.4	$3,883.5	$2,919.2	$2,414.3	$2,354.2
Long-term debt, including current maturities, less capital lease obligations	920.8	1,106.1	773.3	854.9	917.8
Capital lease obligations	91.1	100.9	115.5	78.6	92.0
Total stockholders’ equity	1,390.7	1,493.5	1,388.0	1,004.6	855.5

(1)	Restructuring, asset impairments and other, net primarily includes employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments, and executive severance costs and any other infrequent or unusual items in 2012 and 2011. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on restructuring activity and asset impairments.

(2)

For the year ended December 31, 2012, we recorded $49.5 million of goodwill and intangible asset impairment charges on our consolidated statements of operations and comprehensive income relating to certain reporting units in our Standard Products Group and SANYO Semiconductor Products Group. For the year ended December 31, 2010, we recorded $16.1 million of goodwill and intangible asset impairment charges relating to our PulseCore acquisition on our consolidated statements of comprehensive income and for the year ended December 31, 2008, we recorded $544.5 million of goodwill impairment charges relating to AMIS, our PTC Business and to Cherry Semiconductor Corporation goodwill on our consolidated statements of operations and comprehensive income. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on goodwill and intangible asset impairments.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed in Part 1, Item 1A “Risk Factors” included elsewhere in this Form 10-K.

Executive Overview

This executive overview presents summary information regarding our industry, markets, business and operating trends only. For further information relating to the information summarized herein, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $291.6 billion in 2012, a decrease of approximately 2.6% from $299.5 billion in 2011. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our serviceable addressable market since 2008:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2012	$291.6	(2.6)%	$103.7	(3.4)%
2011	$299.5	0.4%	$107.4	(2.5)%
2010	$298.3	31.8%	$110.2	28.7%
2009	$226.3	(9.0)%	$85.6	27.6%
2008	$248.6	(2.7)%	$67.1	10.4%

(1)	Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which differs from how we recognize revenue on shipments to certain distributors as described in “Significant Accounting Policies—Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

(2)	Our Serviceable Addressable Market (“SAM”) comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, and microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, VREGs and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) Standard Product logic (consumer other, computer other peripherals, wired communications, automotive and industrial); (e) CMOS image sensors; (f) memory; (g) microcontrollers; and (h) motor control modules. Our SAM is derived using the most recent information available at the time of the filing of each respective period’s annual report and is revised in subsequent periods to reflect final results.

Worldwide semiconductor industry sales declined 2.7% in 2008, declined 9.0% in 2009, grew 31.8% in 2010, grew 0.4% in 2011 and declined 2.6% in 2012, following a pattern associated with the financial crisis, subsequent recovery and persistent economic uncertainty. The decrease of 2.6% from 2011 to 2012 is related to global macroeconomic conditions within the semiconductor industry affecting sales in all geographic regions. Sales in our SAM grew in 2008, reflecting the expanded markets we now serve with the acquisitions of AMIS and Catalyst that exceeded the impact of any price declines. Sales in our SAM increased to $85.6 billion in 2009, to $110.2 billion in 2010, decreased to $107.4 billion in 2011, and decreased to $103.7 billion in 2012. The decrease of approximately 3.4% from $107.4 billion in 2011 to $103.7 billion in 2012 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 4.1% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2012 were $2,894.9 million, a decrease of approximately 15.9% from $3,442.3 million for the year ended December 31, 2011, the majority of which was due to lower revenues generated from our SANYO Semiconductor Products Group and a weakened demand environment associated with less favorable global economic conditions. During 2012, we reported a net loss of $90.6 million compared to net income of $11.6 million in 2011. Our gross margin increased by approximately 360 basis points to 32.9% in 2012 from 29.3% in 2011, primarily due to an absence of $138.7 million in expenses related to our SANYO Semiconductor Products Group that were recorded in 2011, which did not reoccur in 2012.

During 2012, we recognized $165.3 million in restructuring and asset impairment charges. The majority of our restructuring and cost saving initiatives were focused on our SANYO Semiconductor Products Group. The SANYO Semiconductor Products Group experienced revenue and financial performance declines greater than our expectations and the cyclical declines in our other operating segments. These declines were a result of a combination of factors which included the continued impact from the October 2011 Thailand flooding, which permanently damaged one of our SANYO Semiconductor Products Group’s manufacturing locations, a softening of the Japanese consumer market, and, to a lesser extent, political tensions between Japan and China, which began to impact our revenue levels in the second half of 2012. During 2012, we completed a significant reduction in workforce in the SANYO Semiconductor Products Group to help partially offset these revenue declines and recorded $35.9 million of related net restructuring charges for this program. However, these revenue and performance declines continued into the second half of the year, which caused us to re-evaluate the long-term projections and related incremental costs expected to be incurred in order to achieve acceptable operating results for the SANYO Semiconductor Products Group. As a result of these collective factors, in the fourth quarter of 2012, we determined that it was necessary to evaluate the recoverability of the long-lived assets of the segment. This evaluation concluded that an impairment charge of $126.0 million was required to adjust the carrying value of the long-lived assets to their respective fair values. Additionally, in the first quarter of 2013 we initiated another voluntary retirement program for the SANYO Semiconductor Products Group to achieve further costs savings and align expenses to our expected revenue levels for the segment. For further information on the 2013 voluntary retirement program, see Note 20: “Subsequent Events” of the notes to the audited consolidated financial statements located elsewhere in this Form 10-K.

For further information on restructuring activity, including our other restructuring and cost savings programs initiated during 2012, see Note 6: “Restructuring, Asset Impairments, and Other, net” of the notes to the audited consolidated financial statements located elsewhere in this report.

Outlook

ON Semiconductor Q1 2013 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $645 million to $685 million in the first quarter of 2013. Backlog levels for the first quarter of 2013 represent approximately 80% to 85% of our anticipated first quarter 2013 revenues. We estimate average selling prices for the first quarter of 2013 will be down approximately 2% compared to the fourth quarter of 2012. For the first quarter of 2013, we estimate that gross margin as a percentage of revenues will be approximately 30.5% to 32.5%.

Business Overview

We are driving innovation in energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that addresses the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military, aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog and discrete categories used by WSTS.

Historically, the semiconductor industry has been highly cyclical. During a down cycle, unit demand and pricing have tended to fall in tandem, resulting in revenue declines. In response to such declines, manufacturers have shut down production capacity. When new applications or other factors have caused demand to strengthen, production volumes have historically stabilized and then grown again. As market unit demand reaches levels above capacity production capabilities, shortages begin to occur, which typically causes pricing power to swing back from customers to manufacturers, thus prompting further capacity expansion. Such expansion has typically resulted in overcapacity following a decrease in demand, which has triggered another similar cycle.

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

Business and Macroeconomic Environment Influence on Cost Savings and Restructuring Activities

The semiconductor industry has traditionally been highly cyclical and has often experienced economic contractions in connection with, or in anticipation of, declines in general economic conditions. We believe the business environment continues to experience significant economic uncertainty and volatility, which has contributed to the current market weakness in our industry. These factors combined with other events, including the impact of the March 2011 Japan earthquake and resulting tsunami, the October 2011 flooding in Thailand and the heightened political and economic tensions between Japan and China, have either impacted us directly or have affected our customers and suppliers, which in turn has affected our business, including sales, production capacity, and results of operations for both our SANYO Semiconductor Products Group and other reporting segments. Although we regard certain of these issues as temporary, our continuing outlook will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

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

We have taken significant actions during 2012 to align our overall cost structure with our expected revenue levels. In addition to the actions executed in 2012, as revenue and operating results have declined more than anticipated, we intend to implement further cost reduction measures in 2013 related to our SANYO Semiconductor Products Group, including a voluntary retirement program for certain of our SANYO Semiconductor Products Group subsidiaries, which is expected to reduce the employment levels at these subsidiaries by approximately 500 to 600 employees. Furthermore, we are continuing to review our capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections. See Note 6: “Restructuring, Asset Impairments, and Other, net” and Note 20: “Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of certain details relating to our recent cost saving actions.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,			Dollar Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues	$2,894.9	$3,442.3	$2,313.4	$(547.4)	$1,128.9
Cost of revenues	1,943.0	2,433.5	1,357.4	(490.5)	1,076.1

Gross profit	951.9	1,008.8	956.0	(56.9)	52.8
Operating expenses:
Research and development	367.5	362.5	248.0	5.0	114.5
Selling and marketing	180.9	195.1	145.6	(14.2)	49.5
General and administrative	160.6	192.4	129.9	(31.8)	62.5
Amortization of acquisition-related intangible assets	44.4	42.7	31.7	1.7	11.0
Restructuring, asset impairments and other, net	165.3	102.7	10.5	62.6	92.2
Goodwill and intangible asset impairment	49.5	—	16.1	49.5	(16.1)

Total operating expenses	968.2	895.4	581.8	72.8	313.6

Operating income (loss)	(16.3)	113.4	374.2	(129.7)	(260.8)

	Year ended December 31,			Dollar Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Other income (expenses), net:
Interest expense	(56.1)	(68.9)	(61.4)	12.8	(7.5)
Interest income	1.5	1.1	0.5	0.4	0.6
Other	5.8	(8.9)	(6.9)	14.7	(2.0)
Loss on debt repurchase or exchange	(7.8)	(23.2)	(0.7)	15.4	(22.5)
Gain on SANYO Semiconductor acquisition	—	24.3	—	(24.3)	24.3

Other income (expenses), net	(56.6)	(75.6)	(68.5)	19.0	(7.1)

Income (loss) before income taxes	(72.9)	37.8	305.7	(110.7)	(267.9)
Income tax provision	(13.4)	(22.9)	(12.8)	9.5	(10.1)

Net income (loss)	(86.3)	14.9	292.9	(101.2)	(278.0)
Less: Net income attributable to non-controlling interest	(4.3)	(3.3)	(2.4)	(1.0)	(0.9)

Net income (loss) attributable to ON Semiconductor Corporation	$(90.6)	$11.6	$290.5	$(102.2)	$(278.9)

Revenues

Revenues were $2,894.9 million, $3,442.3 million and $2,313.4 million for 2012, 2011 and 2010, respectively. The decrease from 2011 to 2012 was most pronounced in our SANYO Semiconductor Products Group with our other operating segments experiencing revenue declines as a result of a weakened demand environment associated with less favorable global economic conditions, as previously discussed. Our SANYO Semiconductor Products Group was impacted by the continued effects of the October 2011 Thailand flood, a softening of the Japanese consumer market, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels in the second half of 2012.

For the year ended December 31, 2012, we experienced changes in volume and mix, which resulted in a decrease of approximately 11.2%, as well as a decline in average selling prices of approximately 4.7% as compared to 2011.

The increase in revenues from 2010 to 2011 was due to revenues generated from the 2011 acquisition of our SANYO Semiconductor Products Group combined with increases in revenue of $68.6 million from our Application Products Group and Standard Products Group, excluding the effects of certain acquisitions. Revenues from our Application Products Group and Standard Products Group improved due to a 6.2% increase from volume and changes in mix, which was partially offset by a 2.0% decrease in average selling prices.

We changed our organizational structure during the fourth quarter of 2012 and previously reported information has been recast to reflect our current organizational structure. See Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a further discussion regarding our reportable segments. Revenues by reportable segment for each of the three years below, were as follows (dollars in millions):

	Year Ended December 31, 2012	As a % of Revenue (1)	Year Ended December 31, 2011	As a % of Revenue (1)	Year Ended December 31, 2010	As a % of Revenue (1)
Application Products Group	$1,019.2	35.2%	$1,145.5	33.3%	$1,053.2	45.5%
Standard Products Group	1,104.7	38.2%	1,236.5	35.9%	1,260.2	54.5%
SANYO Semiconductor Products Group	771.0	26.6%	1,060.3	30.8%	—	—

Total revenues	$2,894.9		$3,442.3		$2,313.4

(1)	Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $126.3 million or approximately 11% from 2011 to 2012 and increased from 2010 to 2011 by $92.3 million or approximately 9%. The 2012 decrease in revenue can be attributed to a decrease in revenue from ASIC products of $70.9 million or approximately 11%, a decrease in revenue from analog products of $20.3 million or approximately 5% and a decrease in foundry services revenue of $13.4 million or approximately 49%, with the remainder of the decrease primarily associated with our high-frequency products. In 2011, the increase in revenue is attributed to $50.3 million in revenues from products related to the ISBU and SDT acquisitions, as well as an increase of approximately 7% in revenues from ASIC products, which was attributable to stronger demand in the mixed signal automotive end-market. These increases were partially offset by decreases in revenue from high frequency products of approximately 14%, which was driven by lower demand in industrial and networking end-markets.

Revenues from the Standard Products Group decreased by $131.8 million or approximately 11% from 2011 to 2012 and decreased from 2010 to 2011 by $23.7 million or approximately 2%. The 2012 decrease in revenue is primarily attributable to decreases in discrete products of $74.1 million or approximately 15%, a decrease in analog products revenue of $28.1 million or approximately 9%, and a decrease in revenue from memory products of $25.1 million or approximately 31% with the remaining decrease primarily associated with our TMOS products. In 2011, the decrease in revenue is a result of decreases of approximately 10% in revenue from our analog standard products and a decrease in revenue of approximate 2% from TMOS standard products.

Revenues from the SANYO Semiconductor Products Group decreased by $289.3 million or approximately 27% from 2011 to 2012 due to the continued impact from the October 2011 Thailand flooding, which permanently damaged one of our SANYO Semiconductor Products Group’s manufacturing locations, a softening of the Japanese consumer market, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels in the second half of 2012.

Revenues from the SANYO Semiconductor Products Group were $1,060.3 million million during 2011. These revenues are the result of our January 1, 2011 SANYO Semiconductor Transaction.

Revenues by geographic area as a percentage of total revenues were as follows (dollars in millions):

	Year Ended December 31, 2012	As a % of Revenue	Year Ended December 31, 2011	As a % of Revenue (1)	Year Ended December 31, 2010	As a % of Revenue (1)
Americas	$467.0	16.1%	$560.6	16.3%	495.5	21.4%
Japan	401.2	13.9%	494.8	14.4%	59.5	2.6%
Other Asia/Pacific	1,637.9	56.6%	1,958.4	56.9%	1,384.7	59.9%
Europe	388.8	13.4%	428.5	12.4%	373.7	16.2%

Total	$2,894.9		$3,442.3		$2,313.4

(1)	Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 17: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

With our acquisition of SANYO Semiconductor in 2011, there has been a shift in our global revenues to the Japan and Asia/Pacific regions, with combined revenues from these regions totaling $2,039.1 million in 2012 and $2,453.2 million in 2011 for approximately 70% of our total revenues in 2012 and approximately 71% of our total revenues in 2011, which, following our acquisition of SANYO Semiconductor, has increased from approximately 62% of total revenues from the same region in 2010.

Gross Profit

Our gross profit by reportable segment in each of the three years below was as follows (dollars in millions):

	Year Ended December 31, 2012	As a % of Segment Revenue (2)	Year Ended December 31, 2011	As a % of Segment Revenue (2)	Year Ended December 31, 2010	As a % of Segment Revenue (2)
Application Products Group	$459.2	45.1%	$549.0	47.9%	$532.0	50.5%
Standard Products Group	400.9	36.3%	435.7	35.2%	479.8	38.1%
SANYO Semiconductor Products Group	143.1	18.6%	79.1	7.5%	—	—

Gross profit by segment	$1,003.2		$1,063.8		$1,011.8
Unallocated
Manufacturing (1)	(51.3)	(1.8)%	(55.0)	(1.6)%	(55.8)	(2.4)%

Total gross profit	$951.9	32.9%	$1,008.8	29.3%	956.0	41.3%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

(2)	Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit was $951.9 million, $1,008.8 million and $956.0 million for the years ended December 31, 2012, 2011 and 2010. The gross profit decrease of $56.9 million or approximately 6% for the year ended December 31, 2012 compared to 2011 is primarily attributable to decreases in gross profit in our Application Products Group and Standard Products Group, partially offset by a $64.0 million increase in gross profit for our SANYO Semiconductor Products Group largely due to charges incurred during 2011 for the step-up in fair market value of inventory and non-cash manufacturing expenses which were not incurred during 2012.

The gross profit increase from 2010 to 2011 is primarily attributable to the SANYO Semiconductor Transaction and an increase in our Application Products Group driven by the impact of our ISBU and SDT acquisitions which contributed a combined $27.2 million in additional gross profit in 2011 as compared to 2010. The increase was partially offset by decreases in the Standard Products Group as sales mix and volume improvements during 2011 were outpaced by selling price declines.

Gross margin increased to approximately 32.9% during 2012 compared to approximately 29.3% during 2011. This increase is related to the increase in gross profit from our SANYO Semiconductor Products Group. The increase in gross profit is a direct result of certain expenses which we recorded during 2011 and for which we did not incur expenses in 2012. The 2011 expenses included the following: (i) the impact of the step-up in fair market value of inventory of $58.3 million; and (ii) $80.4 million of non-cash manufacturing expenses. Gross margin was also impacted by cost savings from our restructuring activities, as discussed below, further offset by volume and revenue declines.

The decrease in gross margin as a percentage of revenues from 2010 to 2011 was primarily due to lower gross margin from our SANYO Semiconductor Products Group, which included charges associated with our acquisition of SANYO Semiconductor. For the Application Products Group and Standard Products Group, the gross margin decline was due to lower average selling prices combined with the impact of lower factory utilization and higher commodity costs, which negatively impacted the gross margin for each segment.

Operating Expenses

Research and development expenses were $367.5 million, $362.5 million and $248.0 million representing approximately 12.7%, 10.5% and 10.7% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Research and development expenses increased by $5.0 million or approximately 1.4% from 2011 to 2012. This increase is due to increased costs related to the usage of engineering materials and depreciation for new capital projects and design software. The increase from 2010 to 2011 was primarily attributed to increased expenses associated with research and development activities associated with our SANYO Semiconductor Transaction, combined with an increase in head count during 2011 as compared to 2010.

Selling and marketing expenses were $180.9 million, $195.1 million and $145.6 million representing approximately 6.2%, 5.7% and 6.3% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease of $14.2 million or approximately 7.3% from 2011 to 2012 is primarily attributable to planned reductions in workforce, reductions in bonus and share-based compensation expenses, reduced travel costs, and a reduction in outside services. The increase from 2010 to 2011 was primarily attributed to increased expenses associated with our on-going sales and marketing activities in connection with our acquisition of SANYO Semiconductor in 2011, combined with an increase in head count during 2011 as compared to 2010.

General and administrative expenses were $160.6 million, $192.4 million and $129.9 million representing approximately 5.5%, 5.6% and 5.6% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease of $31.8 million or approximatively 16.5% from 2011 to 2012 is primarily attributable to reductions in outside services and reductions in the use of consultants, along with the impact of reduced bonus, decreased share-based compensation expenses and lower royalty expenses. The increase from 2010 to 2011 was primarily attributed to increased expenses associated with our on-going general and administrative activities in connection with our acquisition of SANYO Semiconductor in 2011, combined with an increase in head count during 2011 as compared to 2010.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $44.4 million, $42.7 million and $31.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase of $1.7 million or approximately 4.0% from 2011 to 2012 was primarily attributed to increased amortization resulting from completed IPRD projects assumed as part of our recent acquisitions, which were not amortized while in-process and for which 2012 was the first full year of amortization upon the completion of the associated projects. The increase of $11.0 million from 2010 to 2011 was primarily attributed to amortization of intangible assets associated with our acquisitions of the ISBU from Cypress Semiconductor, SANYO Semiconductor, and SDT.

Restructuring

Restructuring, asset impairments and other, net was $165.3 million, $102.7 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The information below summarizes the major activities in each year. For detailed information see Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2012

During the year ended December 31, 2012, we initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. We recorded net charges of approximately $35.9 million associated with this program, consisting of employee severance charges of $47.6 million, partially offset by $11.7 million attributed to pension plan curtailment gains.

Additionally, during the year ended December 31, 2012, we executed a global headcount reduction program. Restructuring expenses resulting from this program consisted primarily of $11.2 million associated with employee severance charges.

We incurred additional charges related to the closure of certain of our facilities during 2012. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on restructuring activity.

2011

During the year ended December 31, 2011, we recorded $5.7 million of employee separation charges and other charges associated with the closure of our Ayutthaya, Thailand facility and partial closure of our Bang Pa In, Thailand facility in addition to $8.5 million of employee separation charges and other costs associated with the planned shutdown of operations at our facility in Aizu, Japan.

As part of the SANYO Semiconductor Transaction, we announced plans to integrate certain operations of SANYO Semiconductor into our existing operations, primarily for cost savings purposes. During the year ended December 31, 2011, we recorded $8.5 million in charges related to this integration. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories.

2010

During the year ended December 31, 2010, we recorded $3.5 million of employee separation costs and $0.1 million of exit costs associated with our acquisition of CMD and $2.2 million of employee separation charges associated with our acquisition of SDT.

See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on 2012 restructuring activities.

Indefinite and Long-Lived Asset Impairment Charges

2012

During the fourth quarter of 2012, we evaluated the current period operating results of the SANYO Semiconductor Products Group and re-assessed future projections for the segment. As a result, we determined that $94.4 million of carrying value for certain long-lived assets associated with the SANYO Semiconductor Products Group and $31.6 million of related intangible assets were impaired. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a complete discussion of factors influencing the SANYO Semiconductor Products Group impairments and See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on the related intangible asset impairments.

During the fourth quarter of 2012, we determined that approximately $14.1 million in carrying value of goodwill relating to our 2008 acquisition of Catalyst was impaired resulting from a strategic decision to invest in other business units and the resulting decline in estimated future cash flows. As part of our annual goodwill testing, it was determined that certain intangible assets associated with the Standard Products Group were impaired. In connection with this impairment, we wrote-off approximately $3.8 million of intangible assets. These goodwill and intangible asset impairment charges were recognized in our Standard Products Group segment. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on other asset impairment activity.

2011

During the year ended December 31, 2011, we recorded $24.8 million of asset impairment charges associated with the closure of our Ayutthaya, Thailand facility and partial closure of our Bang Pa In, Thailand facility due to flooding that occurred in that region. Additionally, we recorded a $28.3 million inventory write-off as a result of the flooding in the region. The asset impairment charges and inventory write-off were partially offset by the receipt of insurance recoveries for $48.9 million.

During the year ended December 31, 2011, we recorded $61.5 million of asset impairment charges associated with the announced shutdown of our Aizu, Japan wafer manufacturing facility and $4.8 million of other charges relating to damaged inventory and other assets resulting from the Japanese earthquake and tsunami that occurred during 2011.

See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2010

During the year ended December 31, 2010, we determined that, based on a decline in the business outlook, $8.9 million of carrying value of goodwill relating to our 2009 acquisition of PulseCore and $7.2 million of carrying value related to intangible assets was impaired. The 2010 impairment charges were recognized in the Application Products Group segment. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

During the year ended December 31, 2010, we recorded $3.9 million of asset impairment charges associated with the write-off of a cost basis investment. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 is as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For year ended December 31, 2012:
Segment operating income (loss)	$111.2	$240.0	$(91.8)	$259.4
For year ended December 31, 2011:
Segment operating income (loss)	$190.8	$254.6	$(159.4)	$286.0
For year ended December 31, 2010:
Segment operating income	$197.1	$301.0	$—	$498.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements is as follows (in millions):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Operating income for reportable segments	$259.4	$286.0	$498.1
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(165.3)	(102.7)	(10.5)
Goodwill and intangible asset impairment	(49.5)	—	(16.1)
Other unallocated manufacturing costs	(51.3)	(55.0)	(55.8)
Other unallocated operating expenses	(9.6)	(14.9)	(41.5)

Operating income (loss)	$(16.3)	$113.4	$374.2

Other unallocated operating expenses were $9.6 million, $14.9 million and $41.5 million in 2012, 2011 and 2010, respectively. These consecutive decreases are due to the expenses associated with changes in certain corporate decisions and initiatives which do not impact expenses that are directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $12.8 million from $68.9 million in 2011 to $56.1 million in 2012. Additionally, interest expense increased by $7.5 million from $61.4 million in 2010 to $68.9 million in 2011. We recorded amortization of debt discount to interest expense of $23.5 million, $34.9 million and $33.7 million for 2012, 2011 and 2010, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2012, 2011 and 2010, was $1,109.5 million, $1,048.0 million and $911.2 million, respectively. Our weighted average interest rate on long-term debt (including current maturities and net of debt discount) was 5.1%, 6.6% and 6.7% per annum in 2012, 2011 and 2010, respectively. See “Liquidity and Capital Resources—Key Financing and Capital Events” below for a description of our refinancing activities.

Other

Other expense decreased by $14.7 million from a loss of $8.9 million in 2011 to a gain of $5.8 million in 2012. The change from 2011 to 2012 is primarily attributable to certain foreign exchange movements on the net underlying exposures that have no offsetting hedge positions. Other expense decreased by $2.0 million from a loss of $6.9 million in 2010 to a loss of $8.9 million in 2011. The change from 2010 to 2011 is primarily attributable to the strength of foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activities.

Loss on Debt Repurchase or Exchange

2012

During the year ended December 31, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash, which resulted in a loss on debt exchange of $7.8 million. This exchange extended the first put date of the underlying notes, which we consider to be the earliest maturity date.

2011

During the year ended December 31, 2011, we exchanged $198.6 million in par value ($177.2 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $15.9 million in cash, which resulted in a loss on debt exchange of $17.9 million. This exchange extended the first put date of the underlying notes, which we consider to be the earliest maturity date.

Additionally, during the year ended December 31, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million.

2010

During the year ended December 31, 2010, we prepaid $169.8 million of our senior bank facilities and incurred a $0.8 million loss on the prepayment for the write-off of $0.8 million in unamortized debt issuance costs. Additionally, during 2010, we recognized a $0.1 million gain on the modification of our Zero Coupon Convertible Senior Subordinated Notes due 2024.

For a further discussion of losses incurred on debt repurchases or exchanges, see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gain on SANYO Semiconductor Transaction

The purchase price of SANYO Semiconductor was less than the fair value of its net assets, resulting in a gain on acquisition of $24.3 million during 2011. We believe the gain recognized upon acquisition was the result of a number of factors, including the following: SANYO Electric’s desire to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric considering an acquisition as the best outcome for SANYO Semiconductor and that significant costs were expected to be incurred in association with the transfer and consolidation of certain operations. For further discussion of the gain on the SANYO Semiconductor Transaction see Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Provision for Income Taxes

The provision for income taxes was $13.4 million, $22.9 million and $12.8 million in 2012, 2011 and 2010, respectively.

The 2012 provision of $13.4 million included $21.7 million for income and withholding taxes of certain of our foreign operations and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by $7.8 million of additional tax benefit recorded and the reversal of $1.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2012.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the year ended December 31, 2012 was negative 18.4%, which differs from the U.S. statutory federal income tax rate of 35%, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. Our effective tax rate was higher than the U.S. statutory federal income tax rate for the year ended December 31, 2011 due to the impact of impairment losses and other operating losses recognized during the year in foreign jurisdictions for which tax benefits have not been recognized because uncertainty regarding their future realization exists. Our effective tax rate was higher than the U.S. statutory federal income tax rate for the year ended December 31, 2010, due to our domestic tax losses and tax rate differentials in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and Japan related deferred tax assets.

Income taxes have not been provided on approximately $1,291.6 million of the undistributed earnings of our foreign subsidiaries at December 31, 2012 over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $7.6 million, U.S. federal income taxes of approximately $54.0 million and state income taxes of approximately $4.2 million, each after the assumed utilization of our available net operating loss carryforwards and foreign tax credits.

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

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt, excluding capital leases (2)	$1,021.9	$342.8	$72.8	$77.5	$375.1	$31.1	$122.6
Capital leases (2)	95.8	43.1	38.0	9.7	2.3	0.9	1.8
Operating leases (3)	125.6	23.4	19.1	15.1	13.3	12.1	42.6
Purchase obligations (3):
Capital purchase obligations	63.0	44.0	10.7	7.0	1.3	—	—
Inventory purchase obligations	137.3	85.3	10.9	10.5	7.9	6.2	16.5
Mainframe support	5.8	5.8	—	—	—	—	—
Information technology and communication services	15.6	9.7	3.2	2.2	0.5	—	—
Other	23.5	15.1	4.9	3.5	—	—	—

Total contractual obligations	$1,488.5	$569.2	$159.6	$125.5	$400.4	$50.3	$183.5

(1)	The table above excludes approximately $21.9 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.

(2)	Includes interest payments at applicable rates as of December 31, 2012.

(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

This table also excludes our pension obligations. We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $27.4 million in 2013. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2013, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations.

See Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash, cash equivalents and short-term investments was $631.7 million at December 31, 2012. We believe that our cash flows from operations, coupled with our existing cash, cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at December 31, 2012 include approximately $360.0 million available in the United States. In addition to cash, cash equivalents and short-term investments already on hand in the United States, we have the ability to access cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

In connection with the SANYO Semiconductor Transaction, SANYO Electric agreed to provide certain operational support to SANYO Semiconductor for a period of time relating to costs, expenses and other amounts associated with seconded employees, transition services and certain property leases. This operational support ended on December 31, 2012. While we have continued to take steps to reduce the cost structure of our SANYO Semiconductor Products Group, the expiration of this operational support is expected to directly impact the margin levels of the SANYO Semiconductor Products Group.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of December 31, 2012. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.9 million at December 31, 2012.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $84.1 million as of December 31, 2012. We are also a guarantor of SCI LLC’s unsecured loan with SANYO Electric which had a balance of $302.0 million as of December 31, 2012. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $120.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 15: “Commitments and Contingencies” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to IP infringement, property damage including environmental contamination, personal injury, failure to comply with applicable laws, our negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

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

See Part I, Item 3 “Legal Proceedings” and Note 15: “Commitment and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” for information on certain environmental matters.

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

We believe that the key factors that could affect our internal and external sources of cash include:

•

Factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing; and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. During 2012, we paid $256.3 million for capital expenditures, while in 2011 we paid $316.4 million. Our current projection for capital expenditures in 2013 is approximately $160 million to $170 million, of which our current minimum commitment is approximately $44 million. The capital expenditure levels can materially influence our available cash for other initiatives.

On December 23, 2011, we entered into a $325.0 million, five-year senior revolving credit facility, which significantly increases our liquidity and is described under “Key Financing and Capital Events—2011 Financing Events—Senior Revolving Credit Facility.”

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	For the year ended December 31,
	2012	2011	2010
Summarized cash flow from operating activities
Net income (loss)	$(86.3)	$14.9	$292.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243.6	229.4	166.9
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4	—
Gain on acquisition of SANYO Semiconductor	—	(24.3)	—
Non-cash share-based compensation expense	20.5	33.5	52.5
Non-cash interest on convertible notes	23.4	34.9	33.7
Non-cash asset impairment charges	103.0	86.3	3.9
Non-cash goodwill and intangible asset impairment charges	49.5	—	16.1
Other adjustments	47.6	49.1	7.1
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	95.4	89.1	(22.9)
Inventories	(7.1)	102.1	(84.0)
Deferred income on sales to distributors	(37.5)	22.5	50.7
Accounts payable	(161.3)	(109.7)	26.8
Other changes in assets and liabilities	(14.8)	(62.7)	8.1

Net cash provided by operating activities	$276.0	$545.5	$551.8

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be effected by capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $669.1 million at December 31, 2012 and has fluctuated between $1,076.2 million and $669.1 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2012, our working capital decreased primarily due to payments associated with restructuring activities as discussed in Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements in this Form 10-K. For the year ended December 31, 2012, our working capital was also impacted by approximately $55.5 million in share repurchase activity, inclusive of fees, commissions and other expenses. See Note 10: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements in this Form 10-K for additional information on our share repurchase program.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

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

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In general, the annual funding of our foreign defined benefit pension plan obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. See Note 12: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. For further discussion of our tax reserves, see Note 9: “Income Taxes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. These measures continued in 2012. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2012 Financing Events

Share Repurchase Program

During the year ended December 31, 2012, we purchased approximately 8.8 million shares of our common stock under a share repurchase program for an aggregate purchase price of approximately $55.3 million, exclusive of fees, commissions and other expenses, at a weighted-average price per share of $6.26. See Note 10: “Earnings Per Share and Equity” under the heading “Equity—Share Repurchase Program” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on the share repurchase program.

Exchange of 2.625% Convertible Senior Subordinated Notes due 2026

During the year ended December 31, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash, resulting in a loss on debt repurchase of $7.8 million, which included the write-off of $0.6 million of unamortized debt issuance costs. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on the convertible notes exchange including information on our 2.625% Convertible Senior Subordinated Notes due 2026 and 2.625% Convertible Senior Subordinated Notes due 2026, Series B .

Redemption of 1.875% Convertible Senior Subordinated Notes due 2025

During the year ended December 31, 2012, we redeemed approximately $21.6 million in aggregate principal value of our 1.875% Convertible Senior Subordinated Notes due 2025 for approximately $21.6 million in cash. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on the notes redemption.

Retirement of Zero Coupon Convertible Senior Subordinated Notes due 2024

During the year ended December 31, 2012, we exercised a call option relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, we paid the aggregate principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on the notes redemption and retirement.

2011 Financing Events

Senior Revolving Credit Facility

During the year ended December 31, 2011, we entered into a $325.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement dated as of December 23, 2011 (“Credit Agreement”) between us and a group of lenders. The Facility provides for $40.0 million of availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. We have the ability to increase the size of the Facility from time-to-time in increments of $10.0 million so long as after giving effect to such increases, the aggregate amount of all such increases does not exceed $125.0 million. While there is no balance due on the Facility as of December 31, 2012, a letter of credit is outstanding under the Facility in the amount of $0.2 million. Additionally, we have other letters of credit outstanding. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on the Senior Revolving Credit Facility and other debt instruments.

Repurchase or Exchange of 2.625% Convertible Senior Subordinated Notes due 2026

During the year ended December 31, 2011, we exchanged $198.6 million of our 2.625% Convertible Senior Subordinated Notes due 2026, for $198.6 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016.

During the year ended December 31, 2011, we repurchased $53.0 million in par value, $46.6 million of carrying value, of our 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on the convertible note repurchase or exchange.

Acquisition Note Payable to SANYO Electric

During the year ended December 31, 2011, SCI LLC, as borrower, and we, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor Transaction. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $302.0 million as of December 31, 2012. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum, and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018. See Note 8: “Long-Term Debt” and Note 20: “Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further details relating to the acquisition note payable to SANYO Electric.

2010 Financing Events

Amended Indenture for Zero Coupon Convertible Senior Subordinated Notes due 2024

During the year ended December 31, 2010, we unilaterally amended the Indenture for our Zero Coupon Convertible Senior Subordinated Notes due 2024, which provided an additional opportunity to require us to repurchase the notes on April 15, 2012 and deferred our ability to redeem the notes at our option from April 15, 2010 to April 15, 2012. The terms of this put option were otherwise identical to preexisting terms of the notes.

In accordance with the right of the holders of the notes to require us to purchase the notes on April 15, 2010, we purchased approximately $3.2 million of the $99.4 million par value of the outstanding notes. This amendment was considered a substantial modification for accounting purposes, resulting in $96.2 million of original remaining debt to be deemed extinguished, a $0.1 million gain, and new convertible debt with a fair value of $98.5 million was deemed to be issued.

Prepayment of Senior Bank Facilities

During the year ended December 31, 2010, we terminated our then existing senior bank facilities by making a full prepayment of the $169.8 million aggregate principal amount outstanding under the term loan portion. This amount would have been due in September 2013, subject to scheduled principal amortization and other required prepayments under the senior bank facilities. We incurred no penalties in connection with this early termination.

The termination of our then existing senior bank facilities in 2010 temporarily impacted our liquidity while providing additional financial and operational flexibility. Since the termination, we have continued to generate strong free cash flow. We regained this liquidity with the entry into our new senior revolving credit facility in December 2011, as described above.

Debt Guarantees and Related Covenants

Our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its Guarantor Subsidiaries, as defined in Note 19: “Guarantor and Non-Guarantor Statements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K, on the terms described in the indentures for such notes. As of December 31, 2012, we believe that we were in compliance with the indentures relating to our 1.875% Convertible Senior Subordinated Notes due 2025, our 2.625% Convertible Senior Subordinated Notes due 2026 and our 2.625% Convertible Senior Subordinated Notes due 2026, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. We believe that we will be able to comply with the various covenants and other requirements contained in such indentures and debt agreements through at least December 31, 2013.

See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on our debt instruments.

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

Revenue. We generate revenue from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry. Some recognize revenue upon sale to the distributor, while others, like us, recognize revenue when the sale is made to the end customer. Additionally, there can often be a lag in the data collection from distributors, which may have an effect on our revenue recognition. Due to our high distributor sales, revenue recognition is a critical accounting policy. We recognize revenue on sales to OEMs and electronic manufacturing service providers, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by us, so we record accounts receivable for the amount of the transaction, reduce our inventory for the products shipped and defer the related margin in our consolidated balance sheet given our inability to reliably estimate up front the effect of the returns and allowances with these distributors. We recognize the related revenue and cost of revenues when the distributor informs us that it has resold the products to the end-user. Inaccuracies in the sales or inventory data provided to us by our distributors can therefore result in inaccuracy in our reporting revenues. Although payment terms vary, most distributor agreements require payment within 30 days.

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

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each taxing jurisdiction in which we operate. If we determine that it is more likely than not that we will not realize all or a portion of our remaining deferred tax assets, we will increase our valuation allowance with a charge to income tax expense. Conversely, if we determine that we will more likely than not be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense. We maintain a valuation allowance for our domestic deferred tax assets and most of our foreign deferred tax assets.

Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our asset groups that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value. When material, these gains are recorded in the restructuring, asset impairment and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

Goodwill. We evaluate our goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions including projected net cash flows, discount and long-term growth rates. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions about future conditions include factors such as future revenues, gross profits, operating expenses, and industry trends. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. We consider historical rates and current market conditions when determining the discount and growth rates to use in our analysis.

When evaluating goodwill for impairment, we initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if our reporting units’ fair values significantly exceed their carrying values. When the estimate of a reporting unit’s fair value appears likely to be less than its carrying value based on this assessment, we continue to the first step of a two step impairment test.

The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Our product families are one level below the operating segments, constituting individual businesses with our segment management conducting regular reviews of the operating results for each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date.

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2013; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Plans and Related Benefits. We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increase for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2012, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $56.0 million.

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and reasonably estimable.

For a further listing of our accounting policies, see Note 2: “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 5: “Recent Accounting Pronouncements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2012, our long-term debt (including current maturities) totaled $1,011.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $608.1 million. We do have interest rate exposure with respect to the $403.8 million balance on our variable interest rate debt outstanding as of December 31, 2012. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the United States Dollar as a normal part of the reporting process. Our Japanese operations utilize Japanese Yen as the functional currency, which results in a translation adjustment that is included as a component of accumulated other comprehensive income. With the acquisition of SANYO Semiconductor, we have increased our revenue, expense and capital purchases in Japanese Yen, thus increasing the effects of this translation.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2012 and 2011 was $197.3 million and $203.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Canadian dollars, Swiss francs, Chinese renminbi, Czech koruna and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $41.5 million as of December 31, 2012, assuming no offsetting hedge positions.

Item 8. Financial Statements and Supplementary Data

Our consolidated Financial Statements listed in the index appearing under Part IV, Item 15(a)(1) of this report and the Financial Statement Schedule listed in the index appearing under Part IV, Item 15(a)(2) of this report are filed as part of this report and are incorporated herein by reference in this Item 8.

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

There have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended December 31, 2012 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. We have concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item  15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B. Other Information

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals—Proposal 1—Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information—Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2012 in connection with our 2013 Annual Meeting of Stockholders (“Proxy Statement”).

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

The following table sets forth share-based compensation plan information as of December 31, 2012:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Share-Based Compensation Plans Approved By Security Holders (1)	22,465,466	(3)	$7.27	46,289,577	(5)
Share-Based Compensation Plans Not Approved By Security Holders (2)	3,635,675		$9.29	—

Total	26,101,141			46,289,577

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (the “2000 SIP”), the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (the “Amended and Restated SIP”) and the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (the “ESPP”).

(2)	We have assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by our stockholders, but which was approved by AMIS stockholders. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by CMD stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, the California Micro Devices Corporation 1995 Employee Stock Option Plan and options granted under agreements between California Micro Devices and certain employees. Also included are shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.

(3)	Includes 8,935,339 shares of common stock subject to time-based and performance-based RSUs, which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This column excludes purchase rights accruing under the ESPP that has a shareholder approved reserve of 15,000,000 shares. Under the ESPP, each eligible employee may purchase up to the lesser of (a) 500 shares of common stock or (b) the number derived by dividing $6,250 by 100% of the fair market value of one share of common stock on the first day of the offering period, as defined in the ESPP, during each three-month period at a purchase price equal to 85% of the lesser of the fair market value of a share of stock on the first day of the period or the fair market value of a share of stock on the last day of the period.

(4)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(5)	Includes 2,605,544 shares of common stock reserved for future issuance under the ESPP and 43,684,033 shares of common stock available for issuance under the Amended and Restated SIP, as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, therefore there are no available shares for future grants under the 2000 SIP as of December 31, 2012. However, if an award under the Amended and Restated Plan or under the 2000 SIP is forfeited, terminated, cancelled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the Amended and Restated Plan on a one for one basis for options and SARs and on the basis of 1.58 to one for other awards.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.	Exhibit Description

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(b)	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(c)	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.3(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

Exhibit No.	Exhibit Description

4.3(c)	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(d)	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.4(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.5	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)

10.7(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(e)	2000 Stock Incentive Plan—non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.7(i)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

Exhibit No.	Exhibit Description

10.7(j)	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.7(k)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.7(o)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(p)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(q)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(r)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(s)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(t)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2012 Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(u)	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

Exhibit No.	Exhibit Description

10.8	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

Exhibit No.	Exhibit Description

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008(incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(e)	Separation Agreement and General Release of All Claims by and between Donald A. Colvin and Semiconductor Component Industries, LLC executed on October 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2012)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.14(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.14(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.14(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.14(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10- Q filed with the Commission on August 6, 2008)(2)

10.14(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

Exhibit No.	Exhibit Description

10.14(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.16(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.16(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.18	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.19(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.19(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.19(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

Exhibit No.	Exhibit Description

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2013

ON Semiconductor Corporation

By:	/s/ KEITH D. JACKSON
Name:	Keith D. Jackson
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/S/ BERNARD GUTMANN Bernard Gutmann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2013

* J. Daniel McCranie	Chairman of the Board of Directors	February 26, 2013

* Atsushi Abe	Director	February 26, 2013

* Curtis J. Crawford	Director	February 26, 2013

* Bernard L. Han	Director	February 26, 2013

* Emmanuel T. Hernandez	Director	February 26, 2013

* Phillip D. Hester	Director	February 26, 2013

* Daryl A. Ostrander	Director	February 26, 2013

* Teresa M. Ressel	Director	February 26, 2013

*By:	/S/ BERNARD GUTMANN Bernard Gutmann	Attorney in Fact	February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation (the “Company”) and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 26, 2013

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$486.9	$652.9
Short-term investments	144.8	248.6
Receivables, net	357.8	457.2
Inventories	581.7	637.4
Other current assets	111.7	121.6
Deferred income taxes	10.5	10.0

Total current assets	1,693.4	2,127.7
Property, plant and equipment, net	1,103.3	1,109.5
Deferred income taxes	31.2	34.2
Goodwill	184.6	198.7
Intangible assets, net	257.0	337.2
Other assets	58.9	76.2

Total assets	$3,328.4	$3,883.5

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$279.5	$451.8
Accrued expenses	228.3	239.8
Income taxes payable	4.9	7.5
Accrued interest	0.6	0.7
Deferred income on sales to distributors	134.5	172.0
Deferred income taxes	22.9	33.6
Current portion of long-term debt (see Note 8)	353.6	370.1

Total current liabilities	1,024.3	1,275.5
Long-term debt (see Note 8)	658.3	836.9
Other long-term liabilities	232.2	260.1
Deferred income taxes	22.9	17.5

Total liabilities	1,937.7	2,390.0

Commitments and contingencies (See Note 15)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 509,977,999 and 502,452,084 shares issued, 448,824,345 and 451,284,220 shares outstanding, respectively)	5.1	5.0
Additional paid-in capital	3,156.4	3,113.5
Accumulated other comprehensive loss	(41.1)	(46.7)
Accumulated deficit	(1,292.9)	(1,202.3)
Less: treasury stock, at cost; 61,153,654 and 51,167,864 shares, respectively	(466.4)	(401.3)

Total ON Semiconductor Corporation stockholders’ equity	1,361.1	1,468.2
Non-controlling interest in consolidated subsidiary	29.6	25.3

Total stockholders’ equity	1,390.7	1,493.5

Total liabilities and equity	$3,328.4	$3,883.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues	$2,894.9	$3,442.3	$2,313.4
Cost of revenues	1,943.0	2,433.5	1,357.4

Gross profit	951.9	1,008.8	956.0
Operating expenses:
Research and development	367.5	362.5	248.0
Selling and marketing	180.9	195.1	145.6
General and administrative	160.6	192.4	129.9
Amortization of acquisition-related intangible assets	44.4	42.7	31.7
Restructuring, asset impairments and other, net	165.3	102.7	10.5
Goodwill and intangible asset impairment	49.5	—	16.1

Total operating expenses	968.2	895.4	581.8

Operating income (loss)	(16.3)	113.4	374.2

Other income (expenses), net:
Interest expense	(56.1)	(68.9)	(61.4)
Interest income	1.5	1.1	0.5
Other	5.8	(8.9)	(6.9)
Loss on debt repurchase or exchange	(7.8)	(23.2)	(0.7)
Gain on SANYO Semiconductor acquisition	—	24.3	—

Other income (expenses), net	(56.6)	(75.6)	(68.5)

Income (loss) before income taxes	(72.9)	37.8	305.7
Income tax provision	(13.4)	(22.9)	(12.8)

Net income (loss)	(86.3)	14.9	292.9
Less: Net income attributable to non-controlling interest	(4.3)	(3.3)	(2.4)

Net income (loss) attributable to ON Semiconductor Corporation	$(90.6)	$11.6	$290.5

Comprehensive income (loss), net of tax:
Net income (loss)	$(86.3)	$14.9	$292.9
Foreign currency translation adjustments	4.3	12.3	5.7
Effects of cash flow hedges	0.8	—	—
Unrealized gain (loss) on available-for-sale securities	0.4	—	—
Amortization of prior service costs of defined benefit plan	0.1	0.1	0.1

Comprehensive income (loss)	(80.7)	27.3	298.7
Comprehensive income attributable to non-controlling interest	(4.3)	(3.3)	(2.4)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(85.0)	$24.0	$296.3

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.20)	$0.03	$0.67

Diluted	$(0.20)	$0.03	$0.65

Weighted average common shares outstanding:
Basic	452.6	446.7	431.0

Diluted	452.6	457.2	444.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	Common Stock					Treasury Stock
	Number of Shares	At Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Number of Shares	At Cost	Non-controlling Interests in Consolidated Subsidiaries	Total Equity
Balance at December 31, 2009	474,427,706	$4.7	$2,916.6	$(64.9)	$(1,504.4)	(47,173,606)	$(367.0)	$19.6	$1,004.6
Comprehensive income	—	—	—	5.8	290.5			2.4	298.7
Issuance of common stock, for repurchase of debt	1,020	—	—	—	—	—	—	—	—
Stock option exercises	4,054,373	0.2	23.1	—	—	—	—	—	23.3
Shares issued pursuant to the employee stock purchase plan	1,193,234	—	7.0	—	—	—	—	—	7.0
Restricted stock units and awards issued	6,227,767	—	—	—	—	—	—	—	—
Net share settlement of restricted stock units	—	—	—	—	—	(1,956,317)	(15.0)	—	(15.0)
Share-based compensation expense	—	—	52.5	—	—	—	—	—	52.5
Extension of Zero Coupon Convertible Notes	—	—	13.3	—	—	—	—	—	13.3
Consideration for unvested stock options in connection with acquisition of California Micro Devices Corporation	—	—	3.6	—	—	—	—	—	3.6

Balance at December 31, 2010	485,904,100	4.9	3,016.1	(59.1)	(1,213.9)	(49,129,923)	(382.0)	22.0	1,388.0
Comprehensive income	—	—	—	12.4	11.6	—	—	3.3	27.3
Stock option exercises	8,734,690	0.1	59.3	—	—	—	—	—	59.4
Shares issued pursuant to the employee stock purchase plan	1,152,778	—	8.1	—	—	—	—	—	8.1
Restricted stock units and stock grant awards issued	6,660,516	—	—	—	—	—	—	—	—
Net share settlement of restricted stock units	—	—	—	—	—	(2,037,941)	(19.3)	—	(19.3)
Share-based compensation expense	—	—	33.5	—	—	—	—	—	33.5
Repurchase or exchange of convertible notes	—	—	(25.8)	—	—	—	—	—	(25.8)
Repurchase or exchange of convertible notes, Series B	—	—	22.3	—	—	—	—	—	22.3

Balance at December 31, 2011	502,452,084	5.0	3,113.5	(46.7)	(1,202.3)	(51,167,864)	(401.3)	25.3	1,493.5
Comprehensive income (loss)	—	—	—	5.6	(90.6)	—	—	4.3	(80.7)
Stock option exercises	1,866,376	0.1	9.3	—	—	—	—	—	9.4
Shares issued pursuant to the employee stock purchase plan	1,445,309	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	4,214,230	—	—	—	—	—	—	—	.—
Net share settlement of restricted stock units	—	—	—	—	—	(1,141,640)	(9.6)	—	(9.6)
Share-based compensation expense	—	—	20.5	—	—	—	—	—	20.5
Repurchase of common stock	—	—	—	—	—	(8,844,150)	(55.5)	—	(55.5)
Exchange of convertible notes	—	—	4.8	—	—	—	—	—	4.8

Balance at December 31, 2012	509,977,999	$5.1	$3,156.4	$(41.1)	$(1,292.9)	(61,153,654)	$(466.4)	$29.6	$1,390.7

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(86.3)	$14.9	$292.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	243.6	229.4	166.9
Gain on sale or disposal of fixed assets	(9.5)	(8.7)	(6.9)
Non-cash manufacturing expenses associated with favorable supply agreement	—	80.4	—
Loss on debt repurchase or exchange	7.8	23.2	0.7
Gain on acquisition of SANYO Semiconductor	—	(24.3)	—
Amortization of debt issuance costs	2.1	2.3	2.5
Provision for excess inventories	51.9	49.1	10.0
Non-cash share-based compensation expense	20.5	33.5	52.5
Non-cash interest on convertible notes	23.4	34.9	33.7
Non-cash asset impairment charges	103.0	86.3	3.9
Non-cash goodwill and intangible asset impairment charges	49.5	—	16.1
Recovery from insurance proceeds on property, plant and equipment	—	(13.3)	—
Non-cash portion of insurance recovery	—	(23.9)
Deferred income taxes	(3.1)	(4.2)	2.6
Other	(1.6)	0.7	(1.8)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	95.4	89.1	(22.9)
Inventories	(7.1)	102.1	(84.0)
Other assets	(9.9)	(15.2)	(17.1)
Accounts payable	(161.3)	(109.7)	26.8
Accrued expenses	8.6	(37.4)	23.0
Income taxes payable	(2.6)	2.4	—
Accrued interest	(0.1)	(0.1)	(0.1)
Deferred income on sales to distributors	(37.5)	22.5	50.7
Other long-term liabilities	(10.8)	11.5	2.3

Net cash provided by operating activities	276.0	545.5	551.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(256.3)	(316.4)	(188.9)
Proceeds from sales of property, plant and equipment	6.2	3.3	37.1
Deposits utilized for purchases of property, plant and equipment	1.4	0.5	(2.2)
Recovery from insurance on property, plant and equipment	11.5	13.3	—
Purchase of businesses, net of cash acquired	—	(17.9)	(91.0)
Proceeds from held-to-maturity securities	377.6	122.2	45.5
Purchase of held-to-maturity securities	(273.8)	(370.8)	—
Change in restricted cash	—	142.1	(136.2)

Net cash used in investing activities	(133.4)	(423.7)	(335.7)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	8.1	7.0
Proceeds from exercise of stock options	9.4	59.4	23.3
Payments of tax withholding for restricted shares	(9.6)	(19.3)	(15.0)
Repurchase of common stock	(55.5)	—	—
Proceeds from debt issuance	23.6	69.0	152.0
Payment of capital lease obligations	(40.8)	(39.0)	(32.3)
Repayment of long-term debt	(232.5)	(159.5)	(254.4)
Payments made in connection with repurchase or exchange convertible notes	(2.6)	(15.9)	—

Net cash used in financing activities	(299.7)	(97.2)	(119.4)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	5.0	0.9

Net increase (decrease) in cash and cash equivalents	(166.0)	29.6	97.6
Cash and cash equivalents, beginning of period	652.9	623.3	525.7

Cash and cash equivalents, end of period	$486.9	$652.9	$623.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), is driving innovation in energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace and power applications.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (1) measurement of valuation allowances relating to trade receivables, inventories and deferred tax assets; (2) estimates of future payouts for customer incentives, warranties, and restructuring activities; (3) assumptions surrounding future pension obligations and expected return on pension investments; (4) fair values of stock options and financial instruments (including derivative financial instruments); and (5) future cash flows used to assess and test for impairment of long-lived assets and goodwill. Actual results could differ from these estimates.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company records provisions for slow moving inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on the Company’s margins has not been material. Additionally, general market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using accelerated and straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions. See Note 3: “Goodwill and Intangible Assets” and Note 4: “Acquisitions” for a further discussion of goodwill.

The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Determining the fair value of a reporting unit is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions about future conditions include factors such as future revenues, gross profits, operating expenses, and industry trends. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. The Company considers historical rates and current market conditions when determining the discount and growth rates to use in its analysis.

When evaluating goodwill for impairment, the Company initially performs a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if its reporting units’ fair values significantly exceed their carrying values. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this assessment, the Company continues to the first step of a two step impairment test.

The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill. The Company’s product families are one level below its operating segments, with the Company’s segment management conducting regular reviews of the operating results for each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date.

Intangible Assets

The Company’s acquisitions resulted in intangible assets consisting of values assigned to IP, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and IPRD. These are stated at cost less accumulated amortization, are amortized over their estimated useful lives ranging from less than 1 year to 18 years, and are reviewed for impairment when facts or circumstances suggest that the carrying value of these assets may not be recoverable. See Note 3: “Goodwill and Intangible Assets” for a further discussion of intangible assets.

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased or otherwise acquired by the Company, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to restricted stock units under the Company’s share-based compensation plans. See Note 10: “Earnings Per Share and Equity” for further discussion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets and for convertible notes is generally amortized through the first put date, which the Company considers to be the earliest maturity date. See Note 8: “Long-Term Debt—Loss on Debt Repurchase or Exchange” for a further discussion of debt issuance costs.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to OEMs, electronic manufacturing service providers and distributors. The Company also generates revenue, although to a much lesser extent, from manufacturing services provided to customers. The Company recognizes revenue on sales to OEMs and electronic manufacturing service providers and sales of manufacturing services, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Title to products sold to distributors typically passes at the time of shipment by the Company, so the Company records accounts receivable for the amount of the transaction, reduces its inventory for the products shipped and defers the related margin in its consolidated balance sheet. The Company recognizes the related revenue and cost of revenues when it is informed by the distributor that it has resold the products to the end-user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and margin on sales to these distributors. For distributors that are not entitled to returns and allowances, the Company recognizes revenue when title passes. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under the Company’s general agreements, distributors are allowed to return any product that has been removed from the price book. In addition, agreements with distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since the Company defers recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to the inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on the results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. Given that revenues consist of a high volume of relatively similar products, actual returns and allowances and warranty claims have not traditionally fluctuated significantly from period to period, and estimated returns and allowances and warranty provisions have historically been reasonably accurate.

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to approved specifications. The Company’s standard warranty extends for a period that is the greater of (i) two years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

of revenues. In addition, the Company also offers cash discounts to customers for payments received within an agreed upon time, generally 10 days after shipment. The Company accrues reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

Research and Development Costs

Research and development costs are expensed as incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has outstanding awards with performance, time and service-based vesting provisions. See Note 11: “Share-Based Compensation” for further discussion.

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

In determining the amount of the valuation allowance, estimated future taxable incomes, as well as feasible tax planning strategies in each taxing jurisdiction are considered. If the Company determines it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company determines it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a credit to income tax expense.

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on the Company’s effective tax position.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Foreign Currencies

Most of the Company’s foreign subsidiaries conduct business primarily in U.S. dollars and, as a result, utilize the dollar as their functional currency. For the remeasurement of financial statements of these subsidiaries, assets and liabilities in foreign currencies that are receivable or payable in cash are remeasured at current exchange rates, while inventories and other non-monetary assets in foreign currencies are remeasured at historical rates. Gains and losses resulting from the remeasurement of such financial statements are included in the operating results, as are gains and losses incurred on foreign currency transactions.

The Company’s Japanese subsidiaries utilize Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in accumulated other comprehensive income or loss within stockholders’ equity.

Defined Benefit Plans

The Company maintains pension plans, covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs and pension obligations are calculated based upon a number of actuarial assumptions, including a discount rate for plan obligations, assumed rate of return on pension plan assets and assumed rate of compensation increases for plan employees. All of these assumptions are based upon management’s judgment and consultation with an actuary, considering all known trends and uncertainties. See Note 12: “Employee Benefit Plans” for a further discussion of the Company’s defined benefit plans.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

Fair Value Measurement

The Company measures certain of its financial and non-financial assets at fair value by using a fair value hierarchy that prioritizes certain inputs into individual fair value measurement approaches. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

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

Companies may choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

earnings. The Company has elected not to carry its debt instruments at fair value. See Note 14: “Fair Value Measurements” for a description of the carrying amount and fair values of the Company’s long term borrowings.

Note 3: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below the Company’s operating segments. For the Company’s annual impairment test performed during fourth quarter of 2012, the Company adopted amended FASB guidance which permits the Company to choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During the fourth quarter of 2012, the Company performed this qualitative assessment which was comprised of a review and analysis of certain quantitative factors, market conditions and known trends that are specific to the respective reporting units, to conclude that only two of its reporting units required a step 1 test for impairment.

During the first step of the Company’s 2012 annual impairment analysis for these two reporting units, the Company determined that the carrying value of the Company’s goodwill for one of its reporting units might not have been recoverable. After completing the second step of the Company’s 2012 impairment analysis for the identified reporting unit, the Company recognized a goodwill impairment charge of $14.1 million in the Company’s Standard Products Group operating segment. The impairment charge resulted from a decline in the operating results of the reporting unit. The reporting unit which did not require a step 2 test had a carrying value for goodwill of approximately $8.7 million with a fair value that exceeded its carrying value by more than 100%.

During the first step of the Company’s annual impairment analysis in the fourth quarter of 2011, the Company determined that the carrying value of the Company’s goodwill for all reporting units was recoverable.

During the first step of the Company’s annual impairment analysis in the fourth quarter of 2010, the Company determined that the carrying value of the Company’s goodwill for one of its reporting units might not have been recoverable. After completing the second step of the Company’s 2010 impairment analysis for the identified reporting unit, the Company recognized a goodwill impairment charge of $8.9 million in what is now the Company’s Standard Products Group. The impairment charge resulted from a decline in the operating results of the reporting unit.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for 2012, 2011 and 2010 were five years of projected net cash flows, a weighted-average discount rate of 12.0%, 14.0% and 13.0%, respectively, and a weighted-average long-term growth rate of 3.9%, 3.9% and 3.9%, respectively. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table summarizes goodwill by relevant reportable segment as of December 31, 2012 and December 31, 2011 (in millions):

	Balance as of December 31, 2012				Balance as of December 31, 2011
	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(4.2)	$(406.0)	$137.2	$547.4	$(4.2)	$(406.0)	$137.2
Standard Products Group	76.0	(5.6)	(23.0)	47.4	76.0	(5.6)	(8.9)	61.5
SANYO Semiconductor Products Group	—	—	—	—	—	—	—	—

	$623.4	$(9.8)	$(429.0)	$184.6	$623.4	$(9.8)	$(414.9)	$198.7

The following table summarizes the change in goodwill from December 31, 2010 to December 31, 2012 (in millions):

Net balance as of December 31, 2010	$191.2
Additions due to business combination	7.5

Net balance as of December 31, 2011	198.7
Impairment charge	(14.1)

Net balance as of December 31, 2012	$184.6

Intangible Assets

As a result of the Company’s annual goodwill impairment testing, it was determined that certain intangible assets associated with the Standard Products Group were impaired. In connection with this impairment, the Company wrote-off approximately $3.8 million of intangible assets associated with the relevant Standard Products Group operating segment.

Additionally, during the fourth quarter of 2012, the Company evaluated the current period operating results of the SANYO Semiconductor Products Group and re-assessed future projections for the segment. As a result, the Company determined that certain long-lived assets associated with the SANYO Semiconductor Products Group were impaired and wrote-off approximately $126.0 million of long-lived assets, including approximately $31.6 million of associated intangible assets. See Note 6: “Restructuring, Asset Impairments, and Other, net” for a complete discussion of factors influencing the impairment of the SANYO Semiconductor Products Group assets.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible assets, net were as follows as of December 31, 2012 and December 31, 2011 (in millions):

	December 31, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.7)	$—	$(0.4)	$4.8	5-12
Assembled workforce	6.7	(6.7)	—	—	—	5
Customer relationships	280.3	(91.8)	(26.9)	(23.0)	138.6	5-18
Patents	43.7	(16.6)	—	(13.7)	13.4	12
Developed technology	146.2	(51.3)	—	(2.4)	92.5	5-12
Trademarks	14.0	(5.2)	—	(1.1)	7.7	15
In-process research and development	2.5	—	—	(2.5)	—
Backlog	0.8	(0.8)	—	—	—	0.3

Total intangibles	$508.1	$(181.1)	$(26.9)	$(43.1)	$257.0

	December 31, 2011
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.0)	$—	$—	$5.9	5-12
Assembled workforce	6.7	(6.7)	—	—	—	5
Customer relationships	280.3	(71.9)	(26.5)	(3.2)	178.7	5-18
Patents	43.7	(10.4)	—	—	33.3	12
Developed technology	145.6	(35.5)	—	(2.0)	108.1	5-12
Trademarks	14.0	(3.4)	—	—	10.6	15
In-process research and development	3.1	—	—	(2.5)	0.6
Backlog	$0.8	$(0.8)	$—	$—	$—	0.3

Total intangibles	$508.1	$(136.7)	$(26.5)	$(7.7)	$337.2

Amortization expense for intangible assets amounted to $44.4 million for the year ended December 31, 2012, of which none was included in cost of revenues; $43.8 million for the year ended December 31, 2011, of which $1.1 million was included in cost of revenues; and $34.1 million for the year ended December 31, 2010, of which $2.4 million was included in cost of revenues. The Company is currently amortizing thirteen projects totaling $33.4 million through developed technology relating to projects that were originally classified as IPRD at the time of acquisition, but which have been completed and are being amortized over a weighted-average useful life of 8.5 years. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

Total
2013	$33.0
2014	32.6
2015	31.7
2016	30.6
2017	27.7
Thereafter	101.4

Total estimated amortization expense	$257.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 4: Acquisitions

2011 Acquisitions

Acquisition of SANYO Semiconductor Co., Ltd. (the “SANYO Semiconductor Transaction”)

On January 1, 2011, the Company paid SANYO Electric Co., Ltd. (“SANYO Electric”) $142.1 million in cash and issued a $377.5 million note payable to SANYO Electric, through the Company’s subsidiary, Semiconductor Components Industries, LLC (“SCI LLC”), and as a result SANYO Semiconductor Co. Ltd. (“SANYO Semiconductor”) became a wholly-owned subsidiary of the Company. During 2011, the Company received $39.7 million in cash from SANYO Electric, of which $19.0 million was considered in the initial purchase accounting estimates, relating to funding adjustments for working capital and pension levels, as defined in the purchase agreement. As a result of these adjustments, the purchase price was reduced to $479.9 million as of December 31, 2011.

SANYO Semiconductor designs, manufactures and sells discrete components, hybrid ICs, radio frequency and power related products as well as custom ICs. Many of these devices fall into the Company’s existing product categories; however, SANYO Semiconductor expands the Company’s capacity in microcontrollers and custom ASICs for the consumer, automotive and industrial end-markets. SANYO Semiconductor also expands the Company’s presence in the Japan market.

The following table presents the fair values of the net assets of SANYO Semiconductor as acquired (in millions):

Fair Value
Cash and cash equivalents	$117.1
Receivables, net	242.1
Inventories	400.3
Deferred income taxes current	0.5
Other current assets	119.2
Property, plant and equipment	146.7
Deferred income taxes, non-current	60.5
Intangible assets	55.7
Other non-current assets	14.9

Total assets acquired	1,157.0

Accounts payable	(300.0)
Deferred income taxes, current	(68.8)
Other current liabilities	(83.2)
Deferred income taxes, non-current	(0.5)
Long-term accrued liabilities	(200.3)

Total liabilities assumed	(652.8)
Net assets acquired	504.2
Gain on acquisition	(24.3)

Purchase price	$479.9

The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations whereby acquisition costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred. In 2011, the Company recorded $7.3 million in acquisition related expenses associated with the SANYO Semiconductor Transaction.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. In 2011, the Company performed such a reassessment and concluded that the values assigned for the SANYO Semiconductor Transaction are reasonable. In 2011, the Company recorded a $24.3 million bargain purchase gain on the SANYO Semiconductor Transaction. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric’s intent to exit its semiconductor operations, historical losses recognized by SANYO Electric, SANYO Electric viewed this as the best outcome for SANYO Semiconductor and the fact that the Company would incur expenses associated with the transfer and consolidation of certain operations.

The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 8.8 years. The intangible assets that make up that amount include: patents of $27.0 million (5.5-year weighted-average useful life), $3.0 million of trademarks (3.0-year weighted-average useful life) and customer relationships of $25.7 million (13.0-year weighted-average useful life). Other current assets acquired includes $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric to the Company in the form of operational cost reduction to the acquired business during the period of time it is effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset has been charged to cost of goods sold over the period of benefit, which was the first 5 months of 2011. The amortization recorded totaled $80.4 million as a result of foreign currency exchange rate changes over the recognition period.

Included in the final allocation of net assets acquired are long-term liabilities assumed representing approximately $50.9 million of underfunded pension obligations relating to existing defined benefit pension plans as well as $144.9 million representing estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or affiliate multiemployer defined benefit pension plan from which the Company withdrew during 2012. During 2012, the Company established defined benefit pension plans which are intended to provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans. See Note 12: “Employee Benefit Plans” for more information on the Company’s employee benefit plans and 2012 withdrawal.

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

The following presentation of unaudited pro forma consolidated results of operations for the year ended December 31, 2010 has been prepared as if the acquisition of SANYO Semiconductor had occurred on January 1, 2010 and includes adjustments for depreciation expense, amortization of intangibles and the tax effect of such items (in millions, except per share data):

Proforma For Year Ended December 31, 2010
Net Revenues	$3,848.2
Net Income	$104.1
Net income per common share—Basic	$0.24
Net income per common share—Diluted	$0.23

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Acquisition of the CMOS Image Sensor Business Unit (“ISBU”) from Cypress Semiconductor

On February 27, 2011, the Company acquired 100% of the CMOS ISBU from Cypress Semiconductor Corporation, for approximately $34.1 million in cash. The ISBU business includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR and IBIS families, which are all well known throughout the industry.

The following table presents the allocation of the purchase price of the ISBU to the assets acquired and liabilities assumed on February 27, 2011 based on their fair values (in millions):

Allocation
Cash and cash equivalents	$1.5
Receivables, net	2.6
Inventories	9.2
Other current assets	0.4
Property, plant and equipment	1.2
Goodwill	7.5
Intangible assets	11.2
In-process research and development	11.2

Total assets acquired	44.8

Accounts payable	(5.6)
Other current liabilities	(3.7)
Other non-current liabilities	(1.4)

Total liabilities assumed	(10.7)

Net assets acquired	$34.1

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

The remaining $11.2 million of acquired intangible assets have a weighted-average useful life of approximately 6.1 years. The intangible assets that make up the amount include: customer relationships of $4.2 million (6.0-year weighted-average useful life), developed technology of $6.2 million (7.0-year weighted-average useful life) and backlog of $0.8 million (0.3-year weighted-average useful life).

Of the total purchase price of approximately $34.1 million, approximately $7.5 million has been allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. These relationships provided and continue to provide the capability of selling advanced technology of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $7.5 million of goodwill as of December 31, 2012 was assigned to the Application Products Group, none of which is expected to be deductible for tax purposes.

The allocation of purchase price is based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The valuation technique used was the income approach, cost approach or market approach, as determined to be the most appropriate based on the nature of the asset or liability and reliability of the data available.

The Company has determined that pro forma results of operations for the ISBU acquisition are not significant for disclosure.

2010 Acquisitions

Acquisition of Sound Design Technologies LTD

On June 9, 2010, the Company acquired 100% of Sound Design Technologies Ltd. (“SDT”), for $22.0 million in cash for all outstanding stock, and recorded a contingent liability of $1.8 million representing the estimated fair value pursuant to its obligations under an earnout agreement if SDT was able to meet certain revenue objectives in 2010 through 2012. The range of initial potential earn-out payments during the period from 2010 to 2012 is from zero to $10.0 million. During 2011, it was determined based on performance that the earn out potential was zero. SDT is a leading designer and manufacturer of ultra-low-power semiconductor solutions for hearing aids and portable, battery-powered DSP applications, and a leading provider of advanced high density interconnected technologies used in custom minimizing packages. SDT’s advanced manufacturing expertise in chip-scale capacitors and high density packaging will expand the Company’s capabilities in delivering advanced, highly miniaturized packaging technology. SDT’s results of operations have been included in the consolidated financial statements since the date of the acquisition.

The following table presents the allocation of the purchase price of SDT to the assets acquired based on their fair values (in millions):

Allocation
Receivables, net	$3.3
Inventories	7.8
Other current assets	1.0
Property, plant and equipment	2.7
Goodwill	5.9
Intangible assets	2.4
In-process research and development	2.8
Other non-current assets	2.0

Total assets acquired	27.9

Accounts payable	(2.2)
Other current liabilities	(1.9)

Total liabilities assumed	(4.1)

Net assets acquired	$23.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Of the $5.2 million of acquired intangible assets, $2.8 million was assigned to IPRD assets that are amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 9.0% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

The remaining $2.4 million of acquired intangible assets have a weighted-average useful life of approximately 10 years. The intangible assets that make up the amount include: customer relationships of $1.7 million (15.5-year weighted average useful life) and developed technology of $0.7 million (5.0-year weighted average useful life).

Of the total purchase price of approximately $23.8 million, approximately $5.9 million was initially allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining SDT’s design and manufacturing business with the Company’s medical business. These relationships provided and continue to provide the Company with the capability of selling advanced technology of next generation products to the market place. The $8.7 million of goodwill as of December 31, 2012, was assigned to the a Application Products Group, none of which is expected to be deductible for tax purposes.

Acquisition of California Micro Devices Corporation

On January 27, 2010, the Company acquired 100% of California Micro Devices Corporation (“CMD”), through purchasing all of CMD’s issued and outstanding shares of common stock at a purchase price of $4.70 per share, for a total cash payment of approximately $109.5 million and $3.7 million of estimated fair value of stock options and restricted stock, for total consideration of $113.2 million. CMD’s business is primarily engaged in ASIP devices in the wireless, computing and consumer electronics end-markets. In addition, CMD’s expertise in protection solutions for the HBLED market, and its strengths in inductor capacitor-based EMI filtering and low capacitance ESD protection, complement the Company’s existing portfolio of protection and lighting solutions.

The following table presents the allocation of the purchase price of CMD to the assets acquired based on their fair values (in millions):

Allocation
Cash and cash equivalents	$42.8
Receivables, net	5.0
Inventories	9.0
Other current assets	2.0
Property, plant and equipment	1.7
Goodwill	20.3
Intangible assets	21.7
In-process research and development	18.6
Other non-current assets	0.1

Total assets acquired	121.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Allocation
Accounts payable	(6.2)
Other current liabilities	(1.6)
Other non-current liabilities	(0.2)

Total liabilities assumed	(8.0)

Net assets acquired	$113.2

Of the $40.3 million of acquired intangible assets, $18.6 million was assigned to IPRD assets are amortized over the useful life upon successful completion of the projects or expensed, if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 13.2% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect additional risks inherent in the acquired research and development operations.

The remaining $21.7 million of acquired intangible assets consist of: (i) developed technology of $17.7 million (8-year weighted-average useful life) and (ii) customer relationships of $4.0 million (10-year weighted average useful life).

Of the total purchase price paid of $113.2 million, approximately $20.3 million was allocated to goodwill. Among the factors that contributed to goodwill arising from the acquisition was the acquisition of an assembled workforce of experienced semiconductor engineers. These experienced engineers provided and continue to provide the capability of developing and integrating advanced technology into next generation products. The balance as of December 31, 2012 was $20.3 million of goodwill assigned to the Standard Products Group, none of which is expected to be deductible for tax purposes.

For the Company’s 2010 acquisitions of SDT and CMD, the allocation of the purchase price was based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The valuation technique used was the income approach, cost approach or market approach, based on the nature of the asset or liability and reliability of the data available.

The Company has determined that, in aggregate, pro forma results of operations for SDT and CMD are not significant for disclosure.

Note 5: Recent Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-08—“Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”)

In September 2011, the FASB issued ASU 2011-08, which is intended to reduce the complexity and cost of performing an evaluation of impairment of goodwill. Under the 2011 guidance, an entity has the option of first assessing qualitative factors (events and circumstances) to determine whether it is more likely than not (meaning a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test will be unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2011-09—“Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)” (“ASU 2011-09”)

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

ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and IFRS” (“ASU 2011-04”)

ASU 2011-04 generally provides a uniform framework for fair value measurements and related disclosures between generally accepted accounting principles and international financial reporting standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about the unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Note 6: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, net” caption on the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Year Ended December 31, 2012
2012 global workforce reduction	$11.2	$—	$—	$11.2
SANYO Semiconductor asset impairment	—	94.4	—	94.4
Voluntary retirement program at SANYO Semiconductor	47.6	—	(11.7)	35.9
Aizu facility closure	9.0	4.5	0.1	13.6
SANYO Semiconductor consolidation	3.6	—	—	3.6
Other (1)	2.0	4.1	0.5	6.6

Total	$73.4	$103.0	$(11.1)	$165.3

Year Ended December 31, 2011
Thailand facility closure	$5.7	$24.8	$(18.6)	$11.9
Aizu facility closure	6.5	61.5	2.0	70.0
SANYO Semiconductor consolidation	10.0	—	—	10.0
Japan earthquake and tsunami	—	—	4.8	4.8
Phoenix wafer manufacturing facility closure	4.3	—	—	4.3
Other (1)	1.2	—	0.5	1.7

Total	$27.7	$86.3	$(11.3)	$102.7

Year Ended December 31, 2010
Acquisition of Sound Design Technologies	$2.2	$—	$—	$2.2
Acquisition of California Micro Devices	3.5	0.1	—	3.6
Cost basis investment write-off	—	—	3.9	3.9
Other (1)	0.3	0.1	0.4	0.8

Total	$6.0	$0.2	$4.3	$10.5

(1)	Includes charges related to the certain reductions in workforce, certain acquisitions, executive severance, facility closures, asset disposal activity and certain other activity which is not considered to be significant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restructuring

The following is a rollforward of the accrued restructuring charges from December 31, 2011 to December 31, 2012 (in millions):

	Balance as of December 31, 2011	Charges	Usage	Adjustments	Balance as of December 31, 2012
Estimated employee separation charges	$8.9	$67.8	$(60.7)	$(0.5)	$15.5

Estimated costs to exit	$8.4	$5.6	$(12.2)	$(0.2)	$1.6

The following is a rollforward of the accrued restructuring charges from December 31, 2010 to December 31, 2011 (in millions):

	Balance as of December 31, 2010	Charges	Usage	Adjustments	Balance as of December 31, 2011
Estimated employee separation charges	$1.4	$25.8	$(18.3)	$—	$8.9

Estimated costs to exit	$9.9	$3.3	$(3.3)	$(1.5)	$8.4

The activity related to the Company’s significant restructuring programs that were either initiated in 2012 or had not been completed as of December 31, 2012, are as follows:

2012 Global Workforce Reduction

In the third quarter of 2012, the Company initiated a global workforce reduction program for cost savings purposes. A total of 232 employees were notified of their termination, of which 206 were exited as of December 31, 2012. For the year ended December 31, 2012, the Company recorded employee separation charges of approximately $11.2 million related to this program.

As of December 31, 2012, the accrued liability associated with employee separation charges was $4.0 million. The Company expects to incur additional severance and related benefits of $0.1 million related to this plan, which is expected to be completed by the fourth quarter of 2013.

Voluntary Retirement Program at SANYO Semiconductor

During the year ended December 31, 2012, the Company initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. During 2012, a total of 558 employees accepted voluntary retirement packages, and the Company recorded employee separation charges of approximately $47.6 million related to this program. As a result of the headcount reduction, the Company recorded an adjustment to the pension and related retirement liabilities associated with these employees, which resulted in a benefit of $11.7 million, which is recorded as other charges.

As of December 31, 2012, the accrued liability associated with employee separation charges was $2.1 million. The Company expects to incur additional job outplacement services of $0.3 million related to this plan, which is expected to be completed by the third quarter of 2013.

Thailand Facility Closure

Cumulative charges of $13.8 million, net of adjustments, have been recognized through December 31, 2012, related to the 2011 plan to close the Company’s probe, assembly and test operations in Ayutthaya, Thailand and to partially close the Company’s Bang Pa In, Thailand facility as a result of the flooding in these regions. During

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

the year ended December 31, 2011, a total of approximately 1,600 employees were asked to resign due to such closures. As of December 31, 2012, no employees remained to be exited. For the year ended December 31, 2012, the Company recorded employee separation charges of approximately $1.5 million related to these terminations. Additionally, the Company recorded other net charges of $0.4 million, which represented $4.5 million of costs incurred associated with the closure and partial closure of these facilities, partially offset by $3.0 million of additional insurance proceeds and $1.1 million of gain on the sale of fixed assets.

There was no accrued liability associated with employee separation charges and $0.5 million of accrued liabilities associated with other exit costs as of December 31, 2012. The Company expects to incur minimal additional exit costs during 2013 for this program as the assets are held for sale. All payments associated with this program are expected to be completed by the end of the second quarter of 2013.

Aizu Facility Closure

Cumulative charges of $83.6 million, net of adjustments, have been recognized through December 31, 2012, related to the announced closure of the Company’s Aizu facility, for cost savings purposes. As of December 31, 2012, a total of 207 employees have been notified that their employment with the Company will be terminated due to the closure of the Aizu facilities. As of December 31, 2012, 148 of these employees had been exited. For the year ended December 31, 2012, the Company recognized restructuring charges of $9.0 million related to severance benefits for employees required to give further services prior to receiving these termination benefits. Additionally, the Company impaired the carrying value of the Aizu site by $4.5 million to reflect its realizable value based on current negotiations for the sale of the site.

The accrued liability associated with employee separation charges at the Aizu facility was $9.9 million as of December 31, 2012. Additionally, the Company expects to incur additional employee separation charges of approximately $0.4 million for employee outplacement service in 2013 and between $3.0 million and $6.0 million in exit costs.

SANYO Semiconductor Consolidation

Cumulative charges of $13.6 million, net of adjustments, have been recognized through December 31, 2012, related to the 2011 announced plans to integrate and restructure the operations of SANYO Semiconductor and the Company, in part for cost savings purposes. For the year ended December 31, 2012, the Company recorded an incremental $3.6 million of restructuring charges relating to the consolidation of factories.

There was no remaining accrued liability associated with the SANYO Semiconductor consolidation program as of December 31, 2012. The Company expects to incur no additional charges associated with this program.

SANYO Semiconductor Products Group Asset Impairments

During the fourth quarter of 2012, the Company evaluated the recoverability of the long-lived assets of the SANYO Semiconductor Products Group due to the continued declines in revenue and operating performance that began in the fourth quarter of 2011. The initial decline in revenue was attributed to the Thailand flooding that occurred in October 2011, which permanently damaged that facility. As a result of that event, the Company transferred the impacted production to alternate facilities and restored the manufacturing capacity during the first half of 2012. Although the manufacturing capacity was restored, the customer demand had declined for those products during the second half of 2012 due to a combination of the following factors: customers identifying alternate suppliers, a cyclical decline in the semiconductor industry, adverse economic factors in Japan which led to a general softening of demand for Japanese consumer products, and political tensions between Japan and China.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Due to a culmination of these factors, the Company revised its long-term projections related to its SANYO Semiconductor Products Group. These revised projections included material additional cost reduction efforts and a lower revenue base than previously assumed. As a result, the Company recorded an impairment charge of $126.0 million which was comprised of a $94.4 million charge to reduce the carrying value of the associated fixed assets and a $31.6 million charge to reduce the carrying value of the associated intangible assets to their respective fair values. See Note 3: “Goodwill and Intangibles Assets” for further details on the specific intangibles that were impaired and see Note 20: “Subsequent Events” for further details on cost savings and related restructuring activities expected for the SANYO Semiconductor Products Group in 2013.

See Note 14: “Fair Value Measurements” for a description of certain assumptions used in the measurement of fair value for the SANYO Semiconductor Products Group impairments.

Note 7: Balance Sheet Information

	December 31, 2012	December 31, 2011
Receivables, net:
Accounts receivable	$360.5	$464.3
Less: Allowance for doubtful accounts	(2.7)	(7.1)

	$357.8	$457.2

Inventories:
Raw materials	$73.2	$58.8
Work in process	310.9	430.8
Finished goods	197.6	147.8

	$581.7	$637.4

Other Current Assets: (1)
Prepaid expenses	24.3	26.9
Value added tax receivables	34.3	41.0
Other	53.1	53.7

	$111.7	$121.6

Property, plant and equipment, net: (2)
Land	$67.4	$76.6
Buildings	572.4	539.3
Machinery and equipment	1,979.4	1,943.0

Total property, plant and equipment	2,619.2	2,558.9
Less: Accumulated depreciation	(1,515.9)	(1,449.4)

	$1,103.3	$1,109.5

Accrued expenses:
Accrued payroll	$102.9	$125.2
Sales related reserves	64.9	45.5
Restructuring reserves	17.1	17.3
Accrued pension liability	7.4	11.4
Other	36.0	40.4

	$228.3	$239.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31, 2012	December 31, 2011
Accumulated other comprehensive income (loss), net of tax of $0:
Foreign currency translation adjustments	$(42.2)	$(46.5)
Unrecognized prior service cost of defined benefit pension plan	(0.1)	(0.2)
Effects of cash flow hedges	0.8	—
Unrealized (gain) or loss on available for sale securities	0.4	—

	$(41.1)	$(46.7)

(1)	Included in other current assets are $1.0 million of fixed assets that are held-for-sale as of December 31, 2012.
(2)	Included in property, plant and equipment are $8.3 million of fixed assets that are held-for-sale as of December 31, 2012.

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $180.8 million, $162.8 million and $115.1 million for 2012, 2011 and 2010, respectively.

As of December 31, 2012 and 2011, total property, plant and equipment included $79.7 million and $89.5 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Included in accumulated other comprehensive loss is $19.6 million of foreign currency translation gains related to the Company’s subsidiary that owns the Aizu facility, which utilizes the Japanese Yen as its functional currency. As further described in Note 6: “Restructuring, Asset Impairments and Other, net”, the Company closed its Aizu, Japan facility during 2012. After the operational closure is complete in 2013, the Company will proceed to liquidate and wind-down the legal entity. As required by accounting standards, when the liquidation is substantially complete, the Company will recognize in results of operations any amount remaining in accumulated other comprehensive income.

The activity related to the Company’s warranty reserves for 2010, 2011 and 2012 follows (in millions):

Balance as of December 31, 2009	$3.2
Provision	0.9
Usage	(0.8)

Balance as of December 31, 2010	3.3
Provision	4.0
Usage	(1.5)

Balance as of December 31, 2011	5.8
Provision	8.1
Usage	(3.7)

Balance as of December 31, 2012	$10.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 8: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	December 31, 2012	December 31, 2011
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with a Japanese company due 2013 through 2018, interest payable quarterly at 2.06% and 2.33%, respectively (1)	302.0	339.8
2.625% Convertible Senior Subordinated Notes due 2026 (net of discount of $7.1 million and $24.5 million, respectively) (2)	125.5	207.9
2.625% Convertible Senior Subordinated Notes due 2026, Series B (net of discount of $24.2 million and $22.0 million, respectively) (3)	274.2	176.6
Zero Coupon Convertible Senior Subordinated Notes due 2024 (net of discount of $0.0 and $2.0 million, respectively) (4)	—	94.2
1.875% Convertible Senior Subordinated Notes due 2025 (net of discount of $0.0 million and $6.6 million, respectively) (5)	73.4	88.4
Loan with Hong Kong bank, interest payable weekly at 1.96% and 2.04%, respectively (7)	30.0	40.0
Loans with Philippine banks due 2013 through 2015, interest payable monthly and quarterly at an average rate of 1.97% and 2.01%, respectively (9)	45.8	68.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.41% and 4.44%, respectively (10)	7.0	7.0
Loans with Japanese banks due through 2013, interest payable monthly and semi-annually at an average rate of 1.58% and 1.71%, respectively (10)	0.8	3.5
Loan with Singapore bank, interest payable weekly at 1.95% and 1.97%, respectively (7)	15.0	25.0
Loan with British finance company, interest payable monthly at 1.51% and 2.42%, respectively (7)	3.3	13.1
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86% (8)	29.8	31.6
U.S. equipment financing payable monthly through 2016 at 2.94% and 3.23%, respectively (6)	14.0	10.8
Capital lease obligations	91.1	100.9

Long-term debt, including current maturities	1,011.9	1,207.0
Less: Current maturities	(353.6)	(370.1)

Long-term debt	$658.3	$836.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(1)	This loan represents SCI LLC’s unsecured loan with SANYO Electric, which is guaranteed by the Company.
(2)	The 2.625% Convertible Senior Subordinated Notes due 2026 may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(3)	The 2.625% Convertible Senior Subordinated Notes due 2026, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.
(4)	The Zero Coupon Convertible Senior Subordinated Notes due 2024 were repaid on April 16, 2012.
(5)	The 1.875% Convertible Senior Subordinated Notes due 2025 were partially redeemed by the Company on December 20, 2012. The balance as of December 31, 2012 represents notes submitted for conversion which is subject to a 20 consecutive trading-day observation period for settlement in January 2013.
(6)	Debt arrangement secured by equipment
(7)	Debt arrangement secured by accounts receivable
(8)	Debt arrangement secured by real estate
(9)	$7.5 million unsecured and $38.3 million secured by equipment and $10.0 million unsecured and $58.2 million secured by equipment, respectively
(10)	Unsecured debt arrangement

Annual maturities relating to the Company’s long-term debt as of December 31, 2012 are as follows (in millions):

Annual Maturities
2013	360.7
2014	93.1
2015	71.6
2016	364.4
2017	29.1
Thereafter	124.3

Total	$1,043.2

The above table reflects aggregate principal payments of $504.4 million relating to the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B. For purposes of the table above, the convertible debt is assumed to mature at the first put date.

Redemption, Conversion and Retirement of Debt

On December 19, 2012, the holders of approximately $73.4 million in aggregate outstanding principal amount of the 1.875% Convertible Senior Subordinated Notes due 2025 (the “1.875% Notes”) submitted their 1.875% Notes for conversion at a rate of 142.8571 shares of the Company’s common stock per $1,000 principal amount of their 1.875% Notes. The Company elected to satisfy its conversion obligation with respect to each $1,000 principal amount of notes tendered for conversion by delivering cash equal to the sum of the daily settlement amount for each of the 20 consecutive trading days during the observation period for the 1.875% Notes on the settlement date, as provided for in the Indenture.

On December 20, 2012, the Company redeemed approximately $21.6 million of the outstanding aggregate principal amount of the 1.875% Notes at par value plus accrued and unpaid interest up to, but excluding, the redemption date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Subsequent to December 31, 2012, the Company settled the conversion obligation on the outstanding 1.875% Notes on January 28, 2013, by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the 1.875% Note’s conversion feature.

The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of the obligation under the 1.875% Notes.

On April 16, 2012, the Company exercised its call option relating to its Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, the Company paid the gross principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation.

Loss on Debt Repurchase or Exchange

As further described below, the Company recognized a net loss of $7.8 million, $23.2 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, on the modification, prepayments, exchange or repurchase of certain of its Convertible Senior Subordinated Notes and senior bank facilities.

On September 4, 2012, the Company exchanged $99.9 million in par value ($92.8 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash. Subject to certain other terms and conditions, this exchange extended the first put date, which we consider to be the earliest maturity date, for the exchanged amount from December 2013 to December 2016. The cash payment and the $99.9 million of the 2.625% Convertible Senior Subordinated Notes due 2026, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as re-acquisition of the equity component.

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt exchange of $7.8 million, which included the write-off of $0.6 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $1.9 million for the re-acquisition of the equity component.

During the year ended December 31, 2011, the Company exchanged $198.6 million in par value ($177.2 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $15.9 million in cash. Subject to certain other terms and conditions, this exchange extended the earliest debt maturity date, which we consider to be the first put date, for the exchanged amount from December 2013 to December 2016. The cash payment and the $198.6 million of 2.625% Convertible Senior Subordinated Notes due 2026, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as re-acquisition of the equity component.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt repurchase of $17.9 million, which included the write-off of $1.7 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $21.0 million for the re-acquisition of the equity component.

Additionally, during the year ended December 31, 2011, the Company also repurchased $53.0 million in par value ($46.6 million of carrying value) of its 2.625% Convertible Senior Subordinated Notes due 2026 for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Convertible Senior Subordinated Notes due 2026. The remaining consideration was recognized as re-acquisition of the equity component.

The difference between the consideration allocated to the liability component and the rest of the net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt repurchase of $5.3 million, which included the write-off of $0.5 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital in the amount of $4.8 million for the re-acquistion of the equity component.

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

Acquisition Note Payable to SANYO Electric

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor Transaction. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $302.0 million as of December 31, 2012. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

Senior Revolving Credit Facility

On December 23, 2011, the Company and its wholly owned subsidiary, SCI LLC, entered into a $325.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in a Credit Agreement dated as of December 23, 2011 (“Credit Agreement”) between the Company and a group of lenders. The Facility includes $40.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. SCI LLC has the ability to increase the size of the Facility from time-to-time in increments of $10.0 million so long as after giving effect to such increases, the aggregate amount of all such increases does not exceed $125.0 million.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The obligations under the Facility are guaranteed by certain of the domestic subsidiaries of the Company and SCI LLC and are secured by a pledge of the equity interests in certain of the Company and SCI LLC’s domestic subsidiaries. The Company and SCI LLC were also required to pledge certain of their equity interests in certain material first tier foreign subsidiaries within a specified time after closing.

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

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company believes that it was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2012 and expects to remain in compliance with all covenants over at least the next twelve months.

The Company can utilize the borrowings under the Facility for areas such as general corporate purposes, working capital and acquisitions. While there is no balance due on the Facility as of December 31, 2012, a letter of credit is outstanding under the Facility in the amount of $0.2 million. Included in other assets as of December 31, 2012, were $1.9 million of debt issuance costs associated with the senior revolving credit facility.

On June 28, 2012, the Company amended its Senior Revolving Credit Facility to permit certain derivative transactions related to share repurchase transactions.

Zero Coupon Convertible Senior Subordinated Notes

On April 6, 2004, the Company commenced a cash tender offer for all of its then outstanding 12% senior subordinated notes due 2009. In order to finance the cash tender offer, the Company issued $260.0 million of Zero Coupon Convertible Senior Subordinated Notes due 2024. The Company received net proceeds of approximately $251.2 million from the sale of the notes after deducting commissions and estimated offering expenses of $8.8 million, which were capitalized as debt issuance costs and were being amortized using the effective interest method through the first put date of April 15, 2010. The notes did not bear cash interest, nor did the principal amount accrete. The effective interest rate of the notes was 8.9%. The notes were fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

In June 2006, the Company commenced an offer to exchange all of its then outstanding $260.0 million principal amount of Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “Old Notes”) for a like principal amount of new Zero Coupon Convertible Senior Subordinated Notes due 2024 (the “New Notes”), plus an exchange fee of $2.50 per $1,000 principal amount of the Old Notes validly tendered and accepted for exchange. The New Notes contained a net share settlement feature, which reduced the amount of shares included in diluted net income per share. On July 21, 2006, the Company issued $259.5 million aggregate principal at par of New Notes that were convertible into cash up to the par value at a conversion rate of 101.8849 shares per $1,000 principal amount under certain circumstances. The excess of fair value over par value was convertible into stock. The exchange expired on July 19, 2006, and 99.8% of the aggregate principal amount of the Old

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Notes were tendered and subsequently exchanged. On August 9, 2006, the Company entered into transactions with four of the remaining holders of the Old Notes and exchanged $443,000 aggregate principal at par of Old Notes that were not tendered in the exchange. These holders exchanged their Old Notes for New Notes on the same terms as the exchange offer discussed above.

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

The New Notes were convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 101.8849 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which was equivalent to an initial conversion price of approximately $9.815 per share of common stock. The Company was required to settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders could convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the notes; or (iii) after April 15, 2010. The Company determined that the conversion option based on a trading price condition met the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continued to evaluate the significance of this feature on a quarterly basis.

In April 2010, the Company amended the Indenture for its Zero Coupon Convertible Senior Subordinated Notes due 2024. The amendments included one additional opportunity to require the Company to purchase the notes on April 15, 2012 and eliminated the Company’s ability to redeem the notes at its option from April 15, 2010 until April 15, 2012. Additionally the holders could require the Company to repurchase the notes for cash on April 15, 2014 and 2019.

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

The Company is required to separately account for the liability and equity components of convertible debt instruments with cash settlement features. Thus, the liability component of the new convertible debt was recognized at the present value of its cash flows discounted using a discount rate equivalent to the borrowing rate at the date of the modification of the convertible notes for similar debt instruments without a conversion feature. The equity component of the new convertible debt was recorded as additional paid in capital and represented the difference between the fair value of the modified convertible notes and the liability component. It also requires an accretion of the debt discount resulting from the allocation of a portion of the modified fair value to equity over the life of the notes, which was expected to be the next put date of April 15, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As a result, the Company recognized $13.3 million of debt discount, which was amortized through April 2012. Included in long-term debt as of December 31, 2011 was $2.0 million of unamortized debt discount associated with the Zero Coupon Convertible Senior Subordinated Notes due 2024, which was amortized using the effective interest method through 2012.

The notes, which were the Company’s unsecured obligations, were subordinated in right of payment to all of the Company’s existing and future senior indebtedness, ranked pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes were also effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

As noted above, on April 16, 2012, the Company exercised its call option relating to its Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, the Company paid the gross principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation.

1.875% Convertible Senior Subordinated Notes

In order to finance the repayment of a previously outstanding junior subordinated note, on December 21, 2005, the Company issued $95.0 million of 1.875% Convertible Senior Subordinated Notes due 2025. The Company received net proceeds of approximately $91.0 million from the sale of the notes after deducting commissions and estimated offering expenses of $4.0 million, which were capitalized as debt issuance costs and were being amortized using the effective interest method through the first put date of December 15, 2012. The notes bore interest at the rate of 1.875% per year from the date of issuance. Interest on the notes was payable on June 15 and December 15 of each year, beginning on June 15, 2006. The effective interest rate of the notes was 9.5%. The notes were fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

The notes were convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 142.8571 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which was equivalent to an initial conversion price of approximately $7.00 per share of common stock. The Company was required to settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders could convert their notes under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the notes; or (iii) after June 15, 2012. The Company determined that the conversion option based on a trading price condition met the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continued to evaluate the significance of this feature on a quarterly basis.

The notes were to mature on December 15, 2025. Beginning December 20, 2012, the Company could redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elected to convert its notes in connection with the occurrence of specified fundamental changes that occurred prior to December 15, 2012, the holder was entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the Indenture. Notwithstanding these conversion rate adjustments, these notes contained an explicit limit on the number of shares issuable upon conversion. Holders could require the Company to repurchase the notes for cash on December 15 of 2012, 2015 and 2020 at a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder could require the Company to purchase all or a portion of such holder’s notes for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

The notes which were the Company’s unsecured obligations, were subordinated in right of payment to all of the Company’s existing and future senior indebtedness, ranked pari passu in right of payment with all of the Company’s existing and future senior subordinated indebtedness and were senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes were also effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

As noted above, on December 20, 2012, the Company redeemed approximately $21.6 million of the outstanding aggregate principal amount of the 1.875% Notes. Subsequently, on January 28, 2013, the Company paid the remaining gross principal amount due to retire the obligation under the 1.875% Notes.

There were no remaining debt issuance costs or unamortized debt discount amounts associated with the 1.875% Notes as of December 31, 2012. Included in other assets as of December 31, 2011, were $0.5 million of debt issuance costs associated with the 1.875% Notes, which were amortized using the effective interest method through 2012. Included in long-term debt as of December 31, 2011 was $6.6 million of unamortized debt discount associated with the 1.875% Notes, which was amortized using the effective interest method through 2012.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Included in other assets as of December 31, 2012, were $0.5 million of debt issuance costs associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013. Included in long-term debt as of December 31, 2012 was $7.1 million of unamortized debt discount associated with the 2.625% Convertible Senior Subordinated Notes due 2026, which will be amortized using the effective interest method through 2013.

2.625% Convertible Senior Subordinated Notes, Series B

As discussed above, on September 4, 2012, the Company exchanged an additional $99.9 million of its 2.625% Convertible Senior Subordinated Notes due 2026 for $99.9 million in par value of 2.625% Convertible Senior Subordinated Notes due 2026, Series B and $2.0 million in cash. Subject to certain other terms and conditions, this exchange extended the debt maturity for the exchanged amount from December 2013 to December 2016. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest is payable on June 15 and December 15 of each year, beginning on December 15, 2012. The effective interest rate of the notes is 4.4%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company. The Company recorded exchange expenses of $0.6 million, which were capitalized as debt issuance costs and are being amortized using the effective interest method through the first put date of December 15, 2016.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

notes is 5.25%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

The terms and conditions of these notes are substantially similar to those of the Company’s 2.625% Convertible Senior Subordinated Note due 2026, except for the following, which are specific to the 2.625% Convertible Senior Subordinated Note due 2026, Series B only: (i) holders may convert their notes on and after June 15, 2016; (ii) beginning on December 20, 2016, the Company may redeem the notes, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date; (iii) if a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the Indenture; and (iv) holders may require the Company to repurchase the notes for cash on December 15 of 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continues to evaluate the significance of this feature on a quarterly basis.

Included in other assets as of December 31, 2012, were $1.7 million of debt issuance costs associated with the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, which will be amortized using the effective interest method through 2016. Included in long-term debt as of December 31, 2012 was $24.2 million of unamortized debt discount associated with the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, which will be amortized using the effective interest method through 2016.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment, which as of December 31, 2012 totaled $91.1 million, with interest rates ranging from 2.0% to 15.5% and maturities from the first quarter of 2013 until the fourth quarter of 2019.

Debt Guarantees

ON Semiconductor is the sole issuer of the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). See Note 19: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries for further information.

Note 9: Income Taxes

Geographic sources of income (loss) before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
United States	$(72.0)	$(143.9)	$(57.5)
Foreign	(0.9)	181.7	363.2

	$(72.9)	$37.8	$305.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The provision for income taxes is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$0.2	$0.5	$(0.3)
State and local	(0.1)	0.3	0.4
Foreign	16.4	25.0	8.4

	16.5	25.8	8.5

Deferred:
Federal	—	—	(1.2)
Foreign	(3.1)	(2.9)	5.5

	(3.1)	(2.9)	4.3

	$13.4	$22.9	$12.8

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.1	0.7	0.1
Foreign withholding taxes	(0.3)	0.1	—
Foreign rate differential	10.4	(588.0)	(36.5)
Dividend income from foreign subsidiaries	(62.7)	146.1	15.3
Goodwill impairment	(6.8)	—	—
Gain on SANYO Semiconductor Transaction	—	(22.5)	—
Research and development credit monetization	—	—	(0.1)
Change in valuation allowance (1)	(1.6)	491.5	(8.0)
Tax reserves	(2.3)	0.8	(0.3)
Return to accrual	12.3	—	—
Other	(2.5)	(3.1)	(1.3)

	(18.4)%	60.6%	4.2%

(1)	The change in the valuation allowance in 2012 excludes the effects of cumulative translation adjustments of approximately $92.2 million and decreases to deferred tax assets of approximately $109.8 million arising from the SANYO Transaction, which have a full valuation allowance. Additional information related to these deferred tax assets became available in 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2012 and December 31, 2011, are as follows (in millions):

	Year ended December 31,
	2012	2011
Net operating loss and tax credit carryforwards	$952.0	$1,056.5
Tax-deductible goodwill	18.2	40.6
Reserves and accruals	98.8	31.7
Property, plant and equipment	147.2	360.5
Inventories	83.8	101.3
Other	116.0	28.6

Deferred tax assets and liabilities before valuation allowance	1,416.0	1,619.2

Valuation allowance	(1,420.1)	(1,626.1)

Net deferred tax asset (liability)	$(4.1)	$(6.9)

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2012, the Company’s deferred tax assets do not include $57.3 million of excess tax deductions from employee stock option exercises that are part of net operating loss carryforwards, which, if realized, will be accounted for as an addition to equity.

As of December 31, 2012, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $863.8 million, $930.6 million, and $1,410.4 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2013 through 2029. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOL’s to approximately $93.1 million per year.

The 2012 provision of $13.4 million included $21.7 million for income and withholding taxes of certain of the Company’s foreign operations and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by $7.8 million of additional tax benefit recorded and the reversal of $1.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2012.

The 2011 provision of $22.9 million included $19.4 million for income and withholding taxes of certain of the Company’s foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $2.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2011.

The 2010 provision included $13.5 million for income and withholding taxes of certain of the Company’s foreign operations and $2.7 million of new reserves and interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This was partially offset by the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdiction, which were effectively settled, or for which the statute lapsed during 2010.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Income taxes have not been provided on approximately $1,291.6 million of the undistributed earnings of our foreign subsidiaries over which the Company has sufficient influence to control the distribution at December 31, 2012. The Company has determined that substantially of all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if the Company sells its investment in certain subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $7.6 million, U.S. federal income taxes of approximately $54.0 million and state income taxes of approximately $4.2 million, each after net operating loss carryforwards and foreign tax credits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

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

The activity for unrecognized gross tax benefits for 2012, 2011, and 2010 (in millions) is as follows:

	2012	2011	2010
Balance at beginning of year	$18.6	$13.4	$17.0
Reserves acquired	—	1.3	—
Additions based on tax positions related to the current year	18.4	5.5	1.2
Additions for tax positions of prior years	(0.8)	0.8	0.5
Reductions for tax positions of prior years	—	(1.4)	(0.3)
Lapse of statute	(1.2)	(1.0)	(5.0)
Settlements	(0.2)	—	—

Balance at end of year	$34.8	$18.6	$13.4

Included in the December 31, 2012 balance of $34.8 million is $18.2 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Of the total $34.8 million balance of unrecognized tax benefit at December 31, 2012, $1.0 million is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following December 31, 2012, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $0.2 million of expenses during the year ended December 31, 2012, and recongnized approximately $0.1 million, and $0.1 million in benefits during the years ended December 31, 2011 and 2010, respectively. The Company had approximately $3.0 million, $2.9 million, and $2.9 million of accrued interest and penalties at December 31, 2012, 2011, and 2010, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 10: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	For the years ended December 31,
	2012	2011	2010
Net income (loss) attributable to ON Semiconductor Corporation	$(90.6)	$11.6	$290.5

Basic weighted average common shares outstanding	452.6	446.7	431.0
Add: Incremental shares for:
Dilutive effect of share-based awards	—	7.6	9.3
Dilutive effect of convertible notes	—	2.9	4.1

Diluted weighted average common shares outstanding	452.6	457.2	444.4

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.20)	$0.03	$0.67

Diluted	$(0.20)	$0.03	$0.65

Basic income per common share is computed by dividing net income attributable to ON Semiconductor by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards were approximately 15.7 million, 11.7 million and 13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

During the year ended December 31, 2012, the Company purchased approximately 8.8 million shares of common stock for an aggregate purchase price of approximately $55.3 million, exclusive of fees, commissions and other expenses, at a weighted average price per share of $6.26. During the year ended December 31, 2012, the Company incurred costs of approximately $0.2 million related to fees, commissions and other expenses for purchases pursuant to the share repurchase program. At December 31, 2012, approximately $244.7 million was available to repurchase common stock pursuant to the share repurchase program. None of these shares had been reissued or retired as of December 31, 2012, but may be reissued or retired by the Company at a later date.

Shares for Restricted Stock Units Tax Withholding

Shares withheld upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. Upon vesting, the Company currently does not collect the applicable employee withholding taxes from employees. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the amount of the employee withholding taxes due, which is accounted for as a repurchase of common stock. The Company then pays the applicable withholding taxes in cash. The amounts remitted in the years ended December 31, 2012 and 2011 were $9.6 million and $19.3 million, respectively, for which the Company withheld approximately 1.1 million and 2.0 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2012, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company operates an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which the Company owns a majority of the outstanding equity interests. The Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance was increased to $29.6 million at December 31, 2012 due to the non-controlling interest’s $4.3 million share of the earnings for the year ended December 31, 2012.

At December 31, 2010, the non-controlling interest balance was $22.0 million. This balance increased to $25.3 million at December 31, 2011 due to the non-controlling interest’s $3.3 million share of the earnings for the year ended December 31, 2011.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and employee stock purchase plan for the years ended December 31, 2012, 2011 and 2010 was comprised as follows (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Cost of revenues	$3.7	$6.3	$14.1
Research and development	4.5	6.9	10.5
Selling and marketing	4.3	6.4	9.7
General and administrative	8.0	13.9	17.9
Restructuring	—	—	0.5

Share-based compensation expense before income taxes	20.5	33.5	52.7

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$20.5	$33.5	$52.7

(1)	Most of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related tax benefits are recorded.

At December 31, 2012, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $8.7 million, which is expected to be recognized over a weighted-average period of 2.9 years. At December 31, 2012, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $30.8 million. The total intrinsic value of stock options exercised during the year ended December 31, 2012 was $4.8 million. The Company recorded cash received from the exercise of stock options of $9.4 million and cash from the issuance of shares under the Employee Stock Purchase Plan (“ESPP”) of $8.3 million and no related tax benefits during the year ended December 31, 2012. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted-average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

options granted during the years ended December 31, 2012, 2011 and 2010 are as follows (annualized percentages):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Volatility	46.9%		52.1%		46.8%
Risk-free interest rate	0.8%		1.2%		1.7%
Expected term	5.0	years	4.8	years	5.0	years
Weighted-average fair value per share	$3.01		$3.88		$3.11

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

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11%, 11% and 12% in the years ended December 31, 2012, 2011 and 2010, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 4%, 8% and 12% in the years ended December 31, 2012, 2011 and 2010, respectively.

Employee Stock Purchase Plan

The Company uses the Black-Scholes option-pricing model to calculate the fair value of shares issued under the ESPP. The weighted-average fair value of shares issued pursuant to the ESPP and the weighted-average assumptions used in the pricing model for the years ended December 31, 2012, 2011 and 2010 are as follows (annualized percentages):

Employee Stock Purchase Plan	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Expected life (in years)	0.25	years	0.25	years	0.25	years
Risk-free interest rate	0.07%		0.05%		0.14%
Volatility	43%		39%		39%
Weighted average fair value per share	$1.75		$2.09		$1.71

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

ending January 1, 2010. On February 17, 2010, the 2000 SIP expired and the Company ceased granting under the plan. Outstanding options and awards as of the expiration date continue to be outstanding and exercisable or subject to vesting pursuant to the underlying grant agreements.

In March 2008, the Company assumed approximately 9.4 million of employee stock options and 1.1 million of restricted stock unit awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by the Company’s stockholders, but which was approved by AMIS’ stockholders. Approximately 4.9 million shares were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan.

In October 2008, the Company assumed approximately 3.9 million of employee stock options and 0.4 million of restricted stock unit awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders, but which were approved by Catalyst Semiconductor, Inc. (“Catalyst”), stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan.

In January 2010, the Company assumed approximately 2.4 million of employee stock options in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by the Company’s stockholders, but which were approved by California Micro Devices Corporation (“CMD”) stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, and the California Micro Devices Corporation 1995 Employee Stock Option Plan. In addition, the Company assumed approximately 0.3 million of employee stock options in accordance with applicable NASDAQ listing standards pursuant to agreements between CMD and certain employees.

On March 23, 2010, the Company adopted the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (the “Amended and Restated SIP”), which was subsequently approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. On May 15, 2012, shareholders approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the 2000 SIP that have or will become available for grant pursuant to the Amended and Restated SIP.

Generally, the options granted under the 2000 SIP and Amended and Restated SIP vest over a period of three to four years and have a term of 10 years and 7 years, respectively. Under both plans, certain outstanding options vest automatically upon a change of control, as defined in the respective plan document, provided the option holder is employed by the Company on the date of the change in control. Certain other outstanding options may also vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability), unless otherwise specified in an option holder’s employment or stock option agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Generally, restricted stock units granted under the 2000 SIP and the Amended and Restated SIP vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

As of December 31, 2012, there was an aggregate of 43.7 million shares of common stock available for grant under the Amended and Restated SIP.

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2012
	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	18.7	$7.70
Granted	2.8	7.37
Exercised	(1.9)	5.00
Canceled	(2.4)	9.38

Outstanding at December 31, 2012	17.2	$7.70	4.1	$9.6

Exercisable at December 31, 2012	13.2	$7.76	3.5	$8.1

As of December 31, 2012, the Company had 16.5 million stock options vested and expected to vest outstanding with a weighted-average exercise price of $7.71.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2012 and December 31, 2011 represented 0.07% and 0.02% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2012 and December 31, 2011 represented 0.62% and 0.25% of outstanding shares as of the end of each such fiscal year, respectively.

Additional information about stock options outstanding at December 31, 2012 with exercise prices less than or above $7.05 per share, the closing price of the Company’s common stock at December 31, 2012, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.05	6.8	$5.86	1.8	$6.23	8.6	$5.94
Above $7.05	6.4	$9.79	2.2	$8.11	8.6	$9.47

Total outstanding	13.2	$7.76	4.0	$7.27	17.2	$7.70

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Restricted Stock Units

During 2012, the Company awarded 1.2 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

During the year ended December 31, 2012, the Company reversed a total of approximately $5.0 million in previously recognized share-based compensation expense for certain of its performance-based restricted stock units whose performance measure attainment was deemed to be improbable. The prior expense was recognized from the grant date through December 31, 2011.

Compensation expense of $11.9 million was recognized during 2012 for all restricted stock units with time-based service conditions that were granted in 2012 and prior that are expected to vest.

A summary of the restricted stock units transactions for the year ended December 31, 2012 follows (number of shares in millions):

	Year Ended December 31, 2012
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2011	9.6	$7.95
Granted	4.6	7.80
Released	(4.0)	5.53
Canceled	(1.3)	9.32

Nonvested shares of restricted stock units at December 31, 2012	8.9	$8.75

As of December 31, 2012, unrecognized compensation expense net of estimated forfeitures related to non-vested restricted stock units granted under the 2000 SIP and Amended and Restated SIP with time-based and performance-based conditions was $26.5 million and $4.3 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is being recognized over the period during which the performance criteria is expected to be met. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be met is not included here. Total compensation expense related to both performance-based and service-based restricted stock units was $11.7 million for the year ended December 31, 2012.

Stock Grant Awards

During the year ended December 31, 2012, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $6.52 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2012 was approximately $1.5 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees has the right to elect to have up to 10% of his or her eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2012, employees purchased approximately 1.4 million shares under the ESPP. During the years ended December 31, 2011 and 2010, employees purchased for each such year approximately 1.2 million shares under the ESPP. Through May 2009, shareholders have approved amendments to the ESPP, which have increased the number of shares of the Company’s common stock issuable thereunder to 15 million shares. As of December 31, 2012, there were 2.6 million shares available for issuance under the ESPP.

Note 12: Employee Benefit Plans

Defined Benefit Plans

During the year ended December 31, 2012, the Company completed the withdrawal from three multi-employer pension plans in which certain of its SANYO Semiconductor Products Group subsidiaries participated. As a result of the withdrawal, approximately $214.5 million of pension benefit obligations were assumed and $83.6 million of plan assets were transferred, with the net unfunded pension obligation of $130.9 million remaining unchanged. The Company recognized expense of $10.7 million and $16.4 million during the years ended December 31, 2012 and 2011, respectively, relating to its participation in these plans through their respective withdrawal dates. The activity for these plans prior to their withdrawal dates is not included in the tables below.

During the year-ended December 31, 2012, the Company modified a defined benefit plan which resulted in a freezing of accumulated benefits and the ceased accrual of benefits from future service for all plan participants. Furthermore, the Company initiated a defined contribution plan covering employees impacted by the plan modification and contributed $7.5 million on behalf of participants in the defined contribution plan.

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The Company expects to contribute $27.4 million in 2013. As discussed below, the 2013 funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

Certain of the Company’s foreign subsidiaries provide retirement plans for substantially all of their employees. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The weighted-average assumed rate of return on plan assets for these plans for 2013 is 2.8%. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration its asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, the Company assumes its long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using highly rated corporate bond yields and long term government bond yields.

The Company recognizes actuarial gains and losses during the fourth quarter of each year, which is the period the Company’s annual pension plan actuarial valuations are prepared. For multi-employer plans defined

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

benefit plans, amounts in the tables below are presented through the Company’s withdrawal date from each respective multi-employer plan.

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2012	2011	2010
Service cost	$7.5	$9.4	$3.8
Interest cost	5.3	5.2	3.1
Expected return on plan assets	(3.5)	(4.0)	(2.8)
Amortization of prior service cost	0.1	2.6	1.1
Curtailment (gain) loss	(6.6)	2.0	—
Actuarial and other (gain) loss	12.5	(3.1)	—

Total net periodic pension cost	$15.3	$12.1	$5.2

Weighted average assumptions
Discount rate	2.44%	3.50%	4.65%
Expected return on plan assets	3.21%	4.07%	4.75%
Rate of compensation increase	3.05%	4.66%	3.87%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31,
	2012	2011
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$176.4	$74.8
Benefit obligation incurred through acquisition	—	87.9
Benefit obligation assumed upon withdrawal from SANYO Semiconductor multi-employer plans	214.5	—
Service cost	7.5	9.4
Interest cost	5.3	5.2
Net actuarial (gain) or loss	13.9	(7.8)
Benefits paid by plan assets	(13.3)	(3.2)
Benefits paid by the Company	(11.4)	—
Curtailment (gain) or loss	(6.6)	2.0
Plan amendments	—	2.6
Translation (gain) or loss and other	(6.5)	5.5

Projected benefit obligation at the end of the year	$379.8	$176.4

Accumulated benefit obligation at the end of the year	$281.2	$134.7

Change in plan assets
Fair value of plan assets at the beginning of the year	$105.5	$65.9
Plan assets incurred through acquisition	—	35.7
Assets assumed due to withdrawal from multi-employer plans	83.6	—
Transfer to defined contribution plan	(7.5)	—
Actual return on plan assets	5.4	(0.7)
Benefits paid from plan assets	(13.3)	(3.2)
Employer contributions	6.6	5.8
Translation and other gain or (loss)	(1.9)	2.0

Fair value of plan assets at the end of the year	$178.4	$105.5

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$248.8	$102.2
Aggregate fair value of plan assets	$124.8	$49.8
Amounts recognized in the balance sheet of consist of:
Non-current assets	$0.2	$12.4
Current liabilities	(7.4)	(11.4)
Non-current liabilities	(194.2)	(71.9)

Funded status	$(201.4)	$(70.9)

Amounts recognized in accumulated other comprehensive income consist of:
Prior service cost	$0.1	$0.1

Weighted average assumptions at the end of the year
Discount rate	2.44%	3.50%
Rate of compensation increase	3.05%	4.66%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2012 and 2011, respectively, the assets of the Company’s foreign plans were invested 0% and 17% in equity securities, 3% and 25% in debt securities, including corporate bonds, 25% and 2% in insurance and investment contracts, 62% and 2% in cash and 10% and 54% in other investments including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

The long term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation, interest rate yield curve and current market conditions.

Plan Assets

The Company’s overall investment strategy is to focus on wealth protection, and to leverage stable and low credit risk investments aimed at providing a positive rate of return to the plan assets. The Company has an investment mix with a wide diversification of asset types and fund strategies that are aligned with each region and foreign location’s economy and market conditions. Investments in government securities, where the returns are guaranteed by the government, have been designed in order to achieve returns needed to cover certain plan liabilities. Investments in corporate bonds and foreign mutual funds are made with the expectation that these investments shall give an adequate rate of long-term returns despite periods of high volatility. Other types of investments include investments in cash deposits, money market funds and insurance contracts. As of December 31, 2012, a majority of the Company’s plan assets from the receipt of transferred assets as a result of the Company’s 2012 withdrawal from certain multi-employer plans, as discussed above, were held in cash and money market investments. The Company intends to invest certain of these holdings in a broader mix of assets during 2013, and the Company’s bases expected future returns on the mix of assets following re-investment.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2012 and 2011, was as follows (in millions):

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$111.4	$111.4	$—	$—
Foreign Government Securities (1)	12.6	9.0	3.6	—
Corporate Bonds, Debentures (2)	4.4	0.4	0.7	3.3
Mutual Funds	4.6	—	4.6	—
Investment and Insurance Contracts (4)	45.4	—	0.7	44.7

	$178.4	$120.8	$9.6	$48.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$2.5	$2.5	$—	$—
Foreign Government Securities (1)	56.1	51.5	4.6	—
Corporate Bonds, Debentures (2)	26.7	21.2	1.4	4.1
Equity Securities (3)	17.7	16.0	1.7	—
Mutual Funds	0.3	0.3	—	—
Real Estate Fund	0.1	—	0.1	—
Insurance Contracts (4)	2.1	—	1.1	1.0

	$105.5	$91.5	$8.9	$5.1

(1)	Includes investments in guaranteed returns securities.

(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds, of which 76% of bond securities were invested in Japan as of December 31, 2012.

(3)	Includes investments in equity securities of developed countries and emerging markets.

(4)	Includes certain investments with insurance companies’ General Account which guarantees a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recent closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2012 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Foreign Government Securities	Corporate Bonds, Debentures	Investment and Insurance Contacts	Total
Balance at December 31, 2010	$3.0	$3.5	$1.0	$7.5
Transfers in and/or out of Level 3	(3.0)	0.6	—	(2.4)

Balance at December 31, 2011	$—	$4.1	$1.0	$5.1

Purchase, sales and settlements	—	(1.2)	(0.3)	(1.5)
Transfers in and/or out of Level 3	—	0.4	44.0	44.4

Balance at December 31, 2012	$—	$3.3	$44.7	$48.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The expected benefit payments for the Company’s defined benefit plans by year from 2013 through 2017 and the five years thereafter are as follows (in millions):

2013	$17.6
2014	5.8
2015	5.9
2016	6.5
2017	7.3
5 years thereafter	70.6

Total	$113.7

The total underfunded status was $201.4 million at December 31, 2012. The Company expects to contribute $27.4 million during 2013 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan (the “Savings Plan”) for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $8.3 million, $8.7 million and $7.9 million of expense relating to matching contributions in 2012, 2011 and 2010, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $3.4 million, $2.0 million and $0.4 million relating to these plans for the years ended 2012, 2011 and 2010, respectively.

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

At December 31, 2012 and 2011, the Company had net outstanding foreign exchange contracts in a buy position with a net notional amount of $197.3 million and $203.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2012 and 2011 (in millions):

	December 31,
	2012 Buy (Sell)	2012 Notional Amount	2011 Buy (Sell)	2011 Notional Amount
Canadian Dollar	$—	$—	$(1.4)	$1.4
Chinese Renminbi	(7.7)	7.7	(12.8)	12.8
Czech Koruna	4.3	4.3	6.8	6.8
Euro	(17.4)	17.4	(30.8)	30.8
Indian Rupee	(2.9)	2.9	(2.8)	2.8
Japanese Yen	(123.3)	123.3	(100.0)	100.0
Korean Won	1.5	1.5	1.0	1.0
Malaysian Ringgit	32.7	32.7	29.4	29.4
Philippine Peso	4.2	4.2	5.1	5.1
Singapore Dollar	3.3	3.3	2.7	2.7
Thai Bhat	—	—	3.4	3.4
Taiwan Dollar	—	—	(7.2)	7.2

	$(105.3)	$197.3	$(106.6)	$203.4

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2012, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the year ended December 31, 2012, realized and unrealized foreign currency transaction gains totaled $3.5 million. For the years ended 2011 and 2010, realized and unrealized foreign currency transaction losses totaled $8.9 million and $6.9 million, respectively.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of December 31, 2012 was approximately $45.9 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the year ended December 31, 2012, the Company recorded a gain of $0.8 million recognized in other comprehensive income on derivatives associated with cash flow hedges. As of December 31, 2012, the Company had no liability balances for contracts designated as cash flow hedging instruments which were classified as other liabilities. For the year ended December 31, 2011, there was no cash flow hedging activity. As of December 31, 2012, the Company had asset balances for contracts designated as cash flow hedging instruments of $0.8 million, which were classified as other assets.

As of December 31, 2012 and December 31, 2011, the Company had balances for contracts not designated as hedging instruments of $2.4 million and $0.7 million, respectively, which were classified as other assets. As of December 31, 2012 and December 31, 2011, the Company had no liability balances and $0.1 million, respectively, for contracts not designated as hedging instruments classified as other liabilities.

Other

At December 31, 2012, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in millions):

Description	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2011	Quoted Prices in Active Markets (Level 1)
Assets:
Cash and cash equivalents:
Demand and time deposits	$385.9	$385.9	$455.3	$455.3
Treasuries	100.7	100.7	131.1	131.1
Commercial paper	—	—	50.9	50.9
Corporate bonds	0.3	0.3	15.6	15.6
Other Current Assets
Foreign currency exchange contracts	$3.2	$3.2	$0.7	$0.7

Liabilities:
Foreign currency exchange contracts	$—	$—	$0.1	$0.1

Short-term investments have an original maturity to the Company between three months and one year, and are classified as held-to-maturity and are carried at amortized cost as it is the intent of the Company to hold these

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

securities until maturity. Short-term investments classified as held-to-maturity as of the years ended December 31, 2012 and 2011, respectively, were as follows (in millions):

	Balance at December 31, 2012			Balance at December 31, 2011
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to-maturity:
Commercial paper	$25.5	$—	$25.5	$101.0	$(0.1)	$100.9
Corporate bonds	119.3	(0.1)	119.2	128.6	(0.1)	128.5
Government agencies	—	—	—	19.0	—	19.0

	$144.8	$(0.1)	$144.7	$248.6	$(0.2)	$248.4

The Company’s financial assets are valued using market prices on active markets (Level 1). Level 1 instrument valuations are based on quoted prices for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments are classified as held-to-maturity securities and are carried at amortized cost, excluding unrealized losses.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

As of December 31, 2012, the Company held no direct investments in auction rate securities, collateralized debt obligations, structured investment vehicles or mortgage-backed securities.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2012 and December 31, 2011 are as follows (in millions):

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$473.1	$530.9	$567.1	$683.9
Long-term debt	$403.9	$380.6	$496.6	$462.0

The fair value of the Convertible Notes was estimated based on market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal payments using current market rates for similar debt and consideration of credit and default risk (Level 3) at December 31, 2012 and December 31, 2011.

Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

We determine the fair value of our held and used assets, goodwill and intangible assets using an income or cost approach as determined reasonable. The income approach includes the application of a discounted cash flow model, which requires the use of certain estimates. See Note 3: “Goodwill and Intangible Assets” and Note 6: “Restructuring, Asset Impairment and Other, net” for a discussion of assets which were impaired, and assumptions used in the discounted cash flow model during the years ended December 31, 2012 and December 31, 2011.

The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis and that had a significant impact on the Company’s results of operations for the years ended December 31, 2012 and December 31, 2011 (in millions):

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Carrying Amount	Adjustment	Fair Value	Carrying Amount	Adjustment	Fair Value
Property, plant and equipment (Level 2)	$—	$—	$—	$32.1	$(24.8)	$7.3
Property, plant and equipment (Level 3)	237.1	(103.0)	134.1	70.7	(61.5)	9.2
Goodwill of impaired reporting unit (Level 3)	14.1	(14.1)	—	—	—	—
Intangible assets (Level 3)	43.6	(35.4)	8.2	—	—	—

	$294.8	$(152.5)	$142.3	$102.8	$(86.3)	$16.5

Note 15: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2012 (in millions):

Year Ending December 31
2013	$23.4
2014	19.1
2015	15.1
2016	13.3
2017	12.1
Thereafter	42.6

Total	$125.6

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2012, 2011, and 2010 was $24.0 million, $27.7 million, and $22.2 million, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. Based on the information available, the Company does not believe that any costs to it in connection with this matter will be material.

The Company’s former manufacturing location in Aizu, Japan is located on property where soil and ground water contamination have been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company is working with local authorities to determine the appropriate remediation actions and expects remediation costs, subject to certain limitations, to be indemnified pursuant to an agreement between the Company and the prior owner or covered by insurance subject to a deductible. Based on information available, any costs to the Company in connection with this matter are not expected to be material.

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as material purchase commitments, agreements to mitigate collection risk, leases or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of December 31, 2012. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.9 million as of December 31, 2012.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately $84.1 million as of December 31, 2012. The Company is also a guarantor of SCI LLC’s unsecured loan with SANYO Electric, which had a balance of $302.0 million as of December 31, 2012. See Note 8: “Long-Term Debt” for further information on this loan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Based on historical experience and information currently available, the Company believes that in the foreseeable future it will not be required to make payments under the standby letters of credit or guarantee arrangements.

Indemnification Contingencies

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to IP infringement, property damage including environmental contamination, personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct, or breach of representations and warranties and covenants related to such matters as title to sold assets.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

On December 15, 2010, a lawsuit was filed in the United States District Court for the District of Delaware (the “Court”) captioned Robert A. Lorber v. Francis P. Barton, George H. Cave, Donald A. Colvin, Curtis J. Crawford, Ph.D., Emmanuel T. Hernandez, Phillip D. Hester, Keith D. Jackson, J. Daniel McCranie, Robert Mahoney, W. John Nelson, Daryl Ostrander, Robert H. Smith, and ON Semiconductor Corporation, C.A. No. 1:10-CV-01101-GMS. The lawsuit was brought by a stockholder of ON Semiconductor and alleged generally that (1) ON Semiconductor’s 2010 proxy statement contained materially false and misleading information regarding the Amended and Restated SIP in violation of the federal securities laws; (2) the Amended and Restated SIP was defective and, thus, any awards made pursuant to the Amended and Restated SIP would not be tax-deductible pursuant to Section 162(m) of the Internal Revenue Code and applicable regulations; and (3) the individual defendants (who are ON Semiconductor officers and directors) violated their state law fiduciary duties and wasted corporate assets in connection with the adoption of the Amended and Restated SIP. The Company moved to dismiss the lawsuit. On March 2, 2012, the parties entered into a stipulation of settlement (the “Settlement Stipulation”) that set forth the terms of a settlement which, if approved by the Court, would result in the dismissal of this action. In the Settlement Stipulation, the Company and the other individual defendants denied and continue to deny that they committed any of the wrongful acts alleged in this lawsuit, and maintain that they have diligently, scrupulously, and meticulously complied with their fiduciary and other legal duties. On March 2, 2012, the parties submitted for the Court’s approval the Settlement Stipulation and other papers needed to effect a resolution of this lawsuit. The Court entered an order on June 15, 2012, preliminarily approving the terms of the settlement. On August 27, 2012, the Court entered a final judgment and order approving the settlement and dismissing the lawsuit with prejudice, which order was not appealed. The Company believes that this dismissal and related settlement amount will have no material effect on its consolidated financial position, results of operations, or cash flows.

In the normal course of business, the Company faces risk of exposure to warranty and product liability claims. Related to this, in November 2011, the Company (through its subsidiary SANYO Semiconductor) received a request from one of its customers to pay to the customer an amount estimated by the customer to be approximately $20.0 million in respect of costs incurred or to be incurred by the customer and its customers in remedying certain alleged failures of SANYO Semiconductor products sold to the customer prior to the Company’s acquisition of SANYO Semiconductor. The Company conducted investigations and evaluations of this matter, including fact finding and assessing possible liability, available defenses, mitigating circumstances and possible third party indemnity coverage. In February 2013 SANYO Semiconductor reached a settlement with the customer. The settlement did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On December 27, 2011, 112 former employees of the Company’s subsidiary SANYO Semiconductor Thailand (“SSTH”), whose manufacturing operations were located in the Rojana Industrial Park in Ayutthaya, Thailand (“Rojana Park”), filed complaints with the Labor Region 1 Court in Lopburi Province in Thailand, seeking damages against SSTH for unfair termination under Thailand’s labor laws. On January 19, 2012, three additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. On March 19, 2012, 46 additional former employees filed similar complaints with the Labor Region 1 Court in Lopburi Province in Thailand against SSTH. These cases were consolidated. All the cases are based on the widespread flooding in Thailand that occurred in the fourth quarter of 2011 and affected Rojana Park. The floods severely damaged SSTH’s buildings, equipment and other property at its Rojana Park location. As a result, the Company decided to cease SSTH’s operations in Thailand and SSTH asked its employees to resign. The lawsuits sought a total of approximately $25.4 million which included alleged damages for: (1) wages calculated based on the employee’s last wage rate from the date of termination through the date of retirement; (2) mental anguish; (3) lost bonuses; and/or (4) other damages. In September 2012, the Company and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

all plaintiffs, except for one, entered into a confidential settlement agreement to settle these cases. In December 2012, the remaining plaintiff entered into a confidential settlement as well. The settlements did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 16: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2012, 2011 and 2010 are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Non-cash financing activities:
Capital expenditures in accounts payable	$54.4	$58.8	$69.2
Equipment acquired or refinanced through capital leases	31.0	24.9	69.2
Cash (received) paid for:
Interest income	$(1.5)	$(1.1)	$(0.5)
Interest expense	30.4	31.8	23.6
Income taxes	17.6	20.4	10.6

Supplemental Disclosure of Business Interruption Insurance Recoveries

During the year ended December 31, 2012 the Company recognized income from business interruption insurance proceeds of approximately $16.4 million associated with the 2011 Japan earthquake. The Company has recorded these proceeds as part of cost of revenues in its Consolidated Statement of Operations and Comprehensive Income.

Note 17: Segment Information

During the fourth quarter of 2012, the Company changed its organizational structure and previously-reported information has been recast to reflect the current organizational structure. The Company is organized into three operating segments, which also represent three reporting segments: Application Products Group, Standard Products Group and SANYO Semiconductor Products Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate the progress of major initiatives.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Application Products Group	Standard Products Group	SANYO Semiconductor Products Group
ASSPs	Bipolar Power	Power MOSFETs
Analog Automotive	Thyristor	IGBTs
Automotive Power Switching	Small Signal	Power and Signal Discretes
Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules
Medical ASICs & ASSPs	Protection	Motor Driver ICs
Linear Light Sensors	Rectifier	Display Drivers
CMOS Image Sensors	Filters	ASICs
Military & Aerospace	MOSFETs	Microcontrollers
Mixed Signal ASICs	Signal & Interface	Flash Memory
Industrial ASSPs	Standard Logic	Touch Sensor
High Frequency / Timing	LDO’s & VREGs	Power Supply IC
IPD	EE Memory and Programmable Analog	Audio DSP
Foundry and Manufacturing Services		Audio Tuners
Hearing Components		Image Stabilizer ICs
DC-DC Conversion
Analog Switches
AC-DC Conversion
Low Voltage Power Management
Power Switching
Tunable Capacitors

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

The Company’s wafer manufacturing facilities fabricate ICs for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For year ended December 31, 2012:
Revenues from external customers	$1,019.2	$1,104.7	$771.0	$2,894.9
Segment gross profit	459.2	400.9	143.1	1,003.2
Segment operating income (loss)	111.2	240.0	(91.8)	259.4
For year ended December 31, 2011:
Revenues from external customers	$1,145.5	$1,236.5	$1,060.3	$3,442.3
Segment gross profit	549.0	435.7	79.1	1,063.8
Segment operating income (loss)	190.8	254.6	(159.4)	286.0
For year ended December 31, 2010:
Revenues from external customers	$1,053.2	$1,260.2	$—	$2,313.4
Segment gross profit	532.0	479.8	—	1,011.8
Segment operating income	197.1	301.0	—	498.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Year Ended December 31, 2012	December 31, 2011	December 31, 2010
Gross profit for reportable segments	$1,003.2	$1,063.8	$1,011.8
Unallocated amounts:
Other unallocated manufacturing costs	(51.3)	(55.0)	(55.8)

Gross profit	$951.9	$1,008.8	$956.0

Operating income for reportable segments	$259.4	$286.0	$498.1
Unallocated amounts:
Restructuring and other charges	(165.3)	(102.7)	(10.5)
Goodwill and intangible impairment	(49.5)	—	(16.1)
Other unallocated manufacturing costs	(51.3)	(55.0)	(55.8)
Other unallocated operating expenses	(9.6)	(14.9)	(41.5)

Operating income (loss)	$(16.3)	$113.4	$374.2

The Company’s consolidated assets are not specifically ascribed to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s reporting segments. See Note 7: “Balance Sheet Information” for additional information on certain of the Company’s assets.

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographical location.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Revenues by geographic location including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended December 31, 2012	December 31, 2011	December 31, 2010
United States	$452.0	$524.0	$483.2
Other Americas	15.0	36.6	12.3
United Kingdom	388.3	424.7	373.0
Belgium	0.5	3.7	0.7
China	874.2	1,053.8	762.4
Japan	401.2	494.8	59.5
Singapore	627.7	683.3	540.8
Other Asia/Pacific	136.0	221.4	81.5

	$2,894.9	$3,442.3	$2,313.4

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2012	December 31, 2011	December 31, 2010
United States	$274.7	$257.5	$223.7
China	104.0	96.7	97.0
Europe	140.9	117.9	104.6
Malaysia	185.0	164.5	137.4
Philippines	188.8	204.0	173.8
Other Asia/Pacific	12.0	32.8	4.5
Japan	78.9	130.2	70.8
Vietnam	35.2	23.4	—
Belgium	70.7	70.0	47.8
Other Americas	13.1	12.5	4.7

	$1,103.3	$1,109.5	$864.3

For the years ended December 31, 2012 and December 31, 2011, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues. For the year ended December 31, 2010, one of the Company’s distributors accounted for 13% of the Company’s total consolidated revenues. Revenues from this distributor are included in the Application Products Group and Standard Products Group.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 18: Supplementary Financial Information—Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2012 and 2011 follows (in millions, except per share data):

	Quarter ended 2012
	March 30	June 29	September 28	December 31
Revenues	$744.4	$744.8	$725.5	$680.2
Gross Profit	245.2	258.3	238.0	210.4
Net income (loss) attributable to ON Semiconductor Corporation	28.2	6.9	12.5	(138.2)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.06	0.02	0.03	(0.31)

	Quarter ended 2011
	April 1	July 1	September 30	December 31
Revenues	$870.6	$905.8	$898.0	$767.9
Gross Profit	242.4	266.1	261.1	239.2
Net income (loss) attributable to ON Semiconductor Corporation	35.5	34.3	(49.4)	(8.8)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.08	0.07	(0.11)	(0.02)

Note 19: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the 1.875% Convertible Senior Subordinated Notes due 2025, the 2.625% Convertible Senior Subordinated Notes due 2026 and the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (collectively, the “Convertible Notes”). ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst Semiconductor, Inc., PulseCore Holdings (Cayman) Inc. (“PulseCore”), CMD, SDT, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee, subject to customary releases, on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes.

The Condensed Consolidating Balance Sheets and Condensed Consolidating Statements of Cash Flows included in this footnote have been corrected to conform to the requirements of Rule 3-10 of Regulation S-X. The corrected presentation of the Condensed Consolidating Balance Sheets grosses up the intercompany balances and presents them as current and non-current intercompany receivables and payables as of December 31, 2011. In the previously issued financial statements, certain intercompany loan, capital, and dividend activity was incorrectly classified in the Condensed Consolidating Statements of Cash Flows. The presentation below corrects the classification of these amounts in the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011 and 2010, respectively.

The Company also corrected the presentation of previously reported certain intercompany loan and dividend activity included within the unaudited interim Condensed Consolidating Statements of Cash Flows for the three,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

six and nine months ended March 30, 2012, June 29, 2012 and September 28, 2012, respectively. The nature of the corrections to the previously issued interim financial statements are consistent with the nature of the corrections described above.

These corrections are not considered to be material to the Company’s prior period financial statements. These corrections to the presentation had no impact to the net income attributable to the Company, earnings per share or retained earnings. They did not have any impact on the total equity of the Guarantors, non-Guarantors, or Issuer entities, nor did these changes impact the non-intercompany balances. These corrections to the presentation had no impact on any liquidity measures of the Company, nor did they impact ratios based on the Company’s balance sheet or income statement. They did not alter the net increase or decrease in cash for the Guarantors, non-Guarantors, Issuer, or Parent entities. The Company does not have loan covenants associated with the Convertible Notes. Please refer to the tables at the end of this note for an illustrative representation of the corrective impact on the Condensed Consolidating Balance Sheet as of December 31, 2011 and the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2011 and 2010 as well as the unaudited Condensed Consolidating Statements of Cash Flows for the three, six and nine months ended March 30, 2012, June 29, 2012 and September 28, 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$212.1	$—	$274.8	$—	$486.9
Short-term investments	—	144.8	—	—	—	144.8
Receivables, net	—	45.4	—	312.4	—	357.8
Inventories	—	34.5	—	578.4	(31.2)	581.7
Short-term intercompany receivables	—	—	3.3	17.2	(20.5)	—
Other current assets	—	10.6	—	101.1	—	111.7
Deferred income taxes	—	2.3	—	8.2	—	10.5

Total current assets	—	449.7	3.3	1,292.1	(51.7)	1,693.4
Property, plant and equipment, net	—	272.0	2.8	830.9	(2.4)	1,103.3
Deferred income taxes	—	—	—	8.5	22.7	31.2
Goodwill	—	111.7	37.2	35.7	—	184.6
Intangible assets, net	—	128.2	—	154.7	(25.9)	257.0
Long-term intercompany receivables	—	310.8	51.0	—	(361.8)	—
Other assets	1,834.9	1,287.1	78.5	827.3	(3,968.9)	58.9

Total assets	$1,834.9	$2,559.5	$172.8	$3,149.2	$(4,388.0)	$3,328.4

Accounts payable	$—	$24.1	$—	$255.4	$—	$279.5
Accrued expenses	—	53.0	0.9	172.7	1.7	228.3
Income taxes payable	—	—	—	4.9	—	4.9
Accrued interest	0.5	—	—	0.1	—	0.6
Deferred income on sales to distributors	—	34.2	—	100.3	—	134.5
Deferred income taxes	—	—	—	0.1	22.8	22.9
Current portion of long-term debt	198.9	80.2	0.1	74.4	—	353.6
Short-term intercompany payables	—	20.5	—	—	(20.5)	—

Total current liabilities	199.4	212.0	1.0	607.9	4.0	1,024.3
Long-term debt	274.1	344.1	—	40.1	—	658.3
Other long-term liabilities	—	27.5	0.3	204.4	—	232.2
Deferred income taxes	—	2.4	—	20.5	—	22.9
Long-term intercompany payables	0.3	—	—	156.0	(156.3)	—

Total liabilities	473.8	586.0	1.3	1,028.9	(152.3)	1,937.7
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,156.4	2,549.3	259.2	1,402.9	(4,211.4)	3,156.4
Accumulated other comprehensive loss	(41.1)	(41.0)	—	(34.6)	75.6	(41.1)
Accumulated deficit	(1,292.9)	(535.1)	(138.6)	550.4	123.3	(1,292.9)
Less: treasury stock, at cost	(466.4)	—	—	—	—	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,361.1	1,973.5	171.5	2,120.3	(4,265.3)	1,361.1
Non-controlling interest in consolidated subsidiary	—	—	—	—	29.6	29.6

Total equity	1,361.1	1,973.5	171.5	2,120.3	(4,235.7)	1,390.7

Total liabilities and equity	$1,834.9	$2,559.5	$172.8	$3,149.2	$(4,388.0)	$3,328.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2011

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$304.5	$(0.2)	$348.6	$—	$652.9
Short-term investments	—	248.6	—	—	—	248.6
Receivables, net	—	64.7	—	392.5	—	457.2
Inventories	—	36.2	—	599.3	1.9	637.4
Short-term intercompany receivables	—	—	3.4	27.2	(30.6)	—
Other current assets	—	7.5	—	114.1	—	121.6
Deferred income taxes	—	5.5	—	4.5	—	10.0

Total current assets	—	667.0	3.2	1,486.2	(28.7)	2,127.7
Property, plant and equipment, net	—	255.2	2.3	854.5	(2.5)	1,109.5
Deferred income taxes	—	—	—	34.2	—	34.2
Goodwill	—	125.7	37.3	35.7	—	198.7
Intangible assets, net	—	152.3	—	215.0	(30.1)	337.2
Long-term intercompany receivables	—	348.8	51.1	—	(399.9)	—
Other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2

Total assets	$2,036.2	$2,852.5	$153.0	$3,472.5	$(4,630.7)	$3,883.5

Accounts payable	$—	$32.8	$0.1	$418.9	$—	$451.8
Accrued expenses	—	61.0	0.8	176.3	1.7	239.8
Income taxes payable	—	(0.1)	—	7.6	—	7.5
Accrued interest	0.6	—	—	0.1	—	0.7
Deferred income on sales to distributors	—	43.7	—	128.3	—	172.0
Deferred income taxes	—	—	—	33.6	—	33.6
Current portion of long-term debt	182.6	74.1	—	113.4	—	370.1
Short-term intercompany payables	—	30.6	—	—	(30.6)	—

Total current liabilities	183.2	242.1	0.9	878.2	(28.9)	1,275.5
Long-term debt	384.5	393.8	—	58.6	—	836.9
Other long-term liabilities	—	26.6	0.4	233.1	—	260.1
Deferred income taxes	—	5.5	—	12.0	—	17.5
Long-term intercompany payables	0.3	—	—	194.1	(194.4)	—

Total liabilities	568.0	668.0	1.3	1,376.0	(223.3)	2,390.0
Common stock	5.0	0.3	50.9	146.9	(198.1)	5.0
Additional paid-in capital	3,113.5	2,711.2	238.4	1,359.2	(4,308.8)	3,113.5
Accumulated other comprehensive loss	(46.7)	(46.7)	—	(39.2)	85.9	(46.7)
Accumulated deficit	(1,202.3)	(480.3)	(137.6)	629.6	(11.7)	(1,202.3)
Less: treasury stock, at cost	(401.3)	—	—	—	—	(401.3)

Total ON Semiconductor Corporation stockholders’ equity (deficit)	1,468.2	2,184.5	151.7	2,096.5	(4,432.7)	1,468.2
Non-controlling interest in consolidated subsidiary	—	—	—	—	25.3	25.3

Total equity	1,468.2	2,184.5	151.7	2,096.5	(4,407.4)	1,493.5

Total liabilities and equity	$2,036.2	$2,852.5	$153.0	$3,472.5	$(4,630.7)	$3,883.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries
Revenues	$—	$732.2	$12.9	$3,760.9	$(1,611.1)	$2,894.9
Cost of revenues	—	468.1	0.6	3,052.3	(1,578.0)	1,943.0

Gross profit	—	264.1	12.3	708.6	(33.1)	951.9
Operating expenses:
Research and development	—	180.3	10.3	176.9	—	367.5
Selling and marketing	—	68.2	0.8	111.9	—	180.9
General and administrative	—	5.0	0.6	155.0	—	160.6
Amortization of acquisition-related intangible assets	—	18.1	—	30.5	(4.2)	44.4
Restructuring, asset impairments and other, net	—	3.3	0.1	161.9	—	165.3
Goodwill and intangible asset impairment	—	20.1	—	29.4	—	49.5

Total operating expenses	—	295.0	11.8	665.6	(4.2)	968.2

Operating income (loss)	—	(30.9)	0.5	43.0	(28.9)	(16.3)

Other income (expenses), net:
Interest expense	(38.0)	(9.0)	—	(9.1)	—	(56.1)
Interest income	—	0.8	—	0.7	—	1.5
Other	—	11.7	—	(5.9)	—	5.8
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Gain on SANYO Semiconductor acquisition	—	—	—	—	—	—
Equity in earnings	(44.8)	(25.6)	10.0	—	60.4	—

Other income (expenses), net	(90.6)	(22.1)	10.0	(14.3)	60.4	(56.6)

Income (loss) before income taxes	(90.6)	(53.0)	10.5	28.7	31.5	(72.9)
Income tax provision	—	(1.8)	—	(11.6)	—	(13.4)

Net income (loss)	(90.6)	(54.8)	10.5	17.1	31.5	(86.3)
Net income attributable to non-controlling interest	—	—	—	—	(4.3)	(4.3)

Net income (loss) attributable to ON Semiconductor Corporation	$(90.6)	$(54.8)	$10.5	$17.1	$27.2	$(90.6)

Comprehensive income (loss) attributed to ON Semiconductor Corporation	$(85.0)	$(49.2)	$10.5	$21.4	$17.3	$(85.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries
Revenues	$—	$788.9	$13.9	$3,985.7	$(1,346.2)	$3,442.3
Cost of revenues	—	531.5	0.8	3,236.4	(1,335.2)	2,433.5

Gross profit	—	257.4	13.1	749.3	(11.0)	1,008.8
Operating expenses:
Research and development	—	167.6	10.7	184.2	—	362.5
Selling and marketing	—	70.4	1.0	123.7	—	195.1
General and administrative	—	84.0	0.7	107.7	—	192.4
Amortization of acquisition related intangible assets	—	18.0	—	28.8	(4.1)	42.7
Restructuring, asset impairments and other, net	—	3.4	—	99.3	—	102.7
Goodwill and intangible asset impairment	—	—	—	—	—	—

Total operating expenses	—	343.4	12.4	543.7	(4.1)	895.4

Operating income	—	(86.0)	0.7	205.6	(6.9)	113.4

Other income (expenses), net:
Interest expense	(50.8)	(8.5)	—	(9.6)	—	(68.9)
Interest income	—	0.4	—	0.7	—	1.1
Other	—	(3.1)	—	(5.8)	—	(8.9)
Loss on debt repurchase or exchange	(23.2)	—	—	—	—	(23.2)
Gain on SANYO Semiconductor acquisition	(0.1)	24.4	—	—	—	24.3
Equity in earnings	85.7	151.6	7.7	—	(245.0)	—

Other income (expenses), net	11.6	164.8	7.7	(14.7)	(245.0)	(75.6)

Income before income taxes	11.6	78.8	8.4	190.9	(251.9)	37.8
Income tax benefit (provision)	—	1.5	—	(24.4)	—	(22.9)

Net income	11.6	80.3	8.4	166.5	(251.9)	14.9
Less: Net income attributable to non-controlling interest	—	—	—	—	(3.3)	(3.3)

Net income attributable to ON Semiconductor Corporation	$11.6	$80.3	$8.4	$166.5	$(255.2)	$11.6

Comprehensive income attributed to ON Semiconductor Corporation	$24.0	$92.6	$8.4	$178.9	$(279.9)	$24.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2010

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$632.4	$14.0	$2,850.7	$(1,183.7)	$2,313.4
Cost of revenues	—	495.4	1.8	2,051.6	(1,191.4)	1,357.4

Gross profit	—	137.0	12.2	799.1	7.7	956.0

Operating Expenses:
Research and development	—	12.1	9.8	226.1	—	248.0
Selling and marketing	—	67.7	0.9	77.0	—	145.6
General and administrative	—	19.5	0.8	109.6	—	129.9
Amortization of acquisition related intangible assets	—	17.1	—	18.8	(4.2)	31.7
Restructuring, asset impairments and other, net	—	7.1	—	3.4	—	10.5
Goodwill and intangible asset impairment	—	—	—	16.1	—	16.1

Total operating expenses	—	123.5	11.5	451.0	(4.2)	581.8

Operating income	—	13.5	0.7	348.1	11.9	374.2

Other income (expenses), net:
Interest expense	(50.8)	(6.6)	—	(4.0)	—	(61.4)
Interest income	—	0.2	—	0.3	—	0.5
Other	—	3.2	—	(10.1)	—	(6.9)
Loss on debt repurchase	0.1	(0.8)	—	—	—	(0.7)
Equity in earnings	341.2	735.3	5.5	—	(1,082.0)	—

Other income (expenses), net	290.5	731.3	5.5	(13.8)	(1,082.0)	(68.5)

Income before income taxes	290.5	744.8	6.2	334.3	(1,070.1)	305.7
Income tax provision	—	3.7	—	(16.5)	—	(12.8)

Net income	290.5	748.5	6.2	317.8	(1,070.1)	292.9
Less: Net income attributable to non-controlling interest	—	—	—	—	(2.4)	(2.4)

Net income attributable to ON Semiconductor Corporation	$290.5	$748.5	$6.2	$317.8	$(1,072.5)	$290.5

Comprehensive income attributable to ON Semiconductor Corporation	$296.3	$754.2	$6.2	$323.6	$(1,084.0)	$296.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$45.5	$0.9	$242.7	$(13.1)	$276.0

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(55.0)	(0.7)	(200.6)	—	(256.3)
Proceeds from sales of property, plant and equipment	—	0.1	—	6.1	—	6.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.4	—	1.4
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	377.6	—	—	—	377.6
Purchase of held-to-maturity securities	—	(273.8)	—	—	—	(273.8)
Contribution from (to) subsidiaries	167.8	(7.9)	—	—	(159.9)	—

Net cash provided by (used in) investing activities	167.8	41.0	(0.7)	(181.6)	(159.9)	(133.4)

Cash flows from financing activities:
Intercompany loans	—	(524.0)	—	524.0	—	—
Intercompany loan repayments	—	562.0	—	(562.0)	—	—
Payments from (to) parent	—	(180.9)	—	7.9	173.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	—	—	—	—	8.3
Proceeds from exercise of stock options	9.4	—	—	—	—	9.4
Payments of tax withholding for restricted shares	(9.6)	—	—	—	—	(9.6)
Repurchase of common stock	(55.5)	—	—	—	—	(55.5)
Proceeds from debt issuance	—	6.5	—	17.1	—	23.6
Payment of capital leases obligations	—	(37.4)	—	(3.4)	—	(40.8)
Repayment of long-term debt	(117.8)	(5.1)	—	(109.6)	—	(232.5)
Payments made in connection with repurchase or exchange of convertible notes	(2.6)	—	—	—	—	(2.6)

Net cash used in financing activities	(167.8)	(178.9)	—	(126.0)	173.0	(299.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.9)	—	(8.9)

Net (decrease) increase in cash and cash equivalents	—	(92.4)	0.2	(73.8)	—	(166.0)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$212.1	$—	$274.8	$—	$486.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$0.4	$—	$558.9	$(13.8)	$545.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(69.0)	(0.2)	(247.2)	—	(316.4)
Proceeds from sale of property, plant and equipment	—	0.1	—	3.2	—	3.3
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.5	—	0.5
Recovery from insurance on property, plant and equipment	—	—	—	13.3	—	13.3
Purchase of businesses, net of cash acquired	—	24.3	—	(42.2)	—	(17.9)
Proceeds from held-to-maturity securities	—	122.2	—	—	—	122.2
Purchase of held-to-maturity securities	—	(370.8)	—	—	—	(370.8)
Change in restricted cash	—	142.1	—	—	—	142.1
Contribution from subsidiaries	23.9	234.5	—	—	(258.4)	—

Net cash provided by (used in) investing activities	23.9	83.4	(0.2)	(272.4)	(258.4)	(423.7)

Cash flows from financing activities:
Intercompany loans	—	(289.3)	—	289.3	—	—
Intercompany loan repayments	—	182.2	—	(182.2)	—	—
Payments to parent	—	(37.7)	—	(234.5)	272.2	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.1	—	—	—	—	8.1
Proceeds from exercise of stock options	59.4	—	—	—	—	59.4
Payments of tax withholding for restricted shares	(19.3)	—	—	—	—	(19.3)
Proceeds from debt issuance	—	12.2	—	56.8	—	69.0
Payment of capital lease obligation	—	(36.4)	—	(2.6)	—	(39.0)
Repayment of long-term debt	(56.2)	(2.6)	—	(100.7)	—	(159.5)
Payments made in connection with repurchase or exchange convertible notes	(15.9)	—	—	—	—	(15.9)

Net cash provided by (used in) financing activities	(23.9)	(171.6)	—	(173.9)	272.2	(97.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.0	—	5.0

Net increase in cash and cash equivalents	—	(87.8)	(0.2)	117.6	—	29.6
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$304.5	$(0.2)	$348.6	$—	$652.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$384.4	$0.2	$181.7	$(14.5)	$551.8

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(59.6)	(0.2)	(129.1)	—	(188.9)
Proceeds from sale of property, plant and equipment	—	37.1	—	—	—	37.1
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.2)	—	(2.2)
Purchase of business, net of cash acquired	—	—	—	(91.0)	—	(91.0)
Proceeds from held-to-maturity securities	—	—	—	45.5	—	45.5
Change in restricted cash	—	(142.1)	—	5.9	—	(136.2)
Contribution to subsidiaries	(12.1)	50.0	—	—	(37.9)	—

Net cash used in investing activities	(12.1)	(114.6)	(0.2)	(170.9)	(37.9)	(335.7)

Cash flows from financing activities:
Intercompany loans	—	(666.9)	—	666.9	—	—
Intercompany loan repayments	—	672.7	—	(672.7)	—	—
Payments to parent	—	(2.4)	—	(50.0)	52.4	—
Proceeds from issuance of common stock under the employee stock purchase plan	7.0	—	—	—	—	7.0
Proceeds from exercise of stock options	23.3	—	—	—	—	23.3
Payments of tax withholding for restricted shares	(15.0)	—	—	—	—	(15.0)
Proceeds from debt issuance	—	33.0	—	119.0	—	152.0
Payment of capital lease obligation	—	(29.8)	—	(2.5)	—	(32.3)
Repayment of long-term debt	(3.2)	(170.1)		(81.1)	—	(254.4)

Net cash provided by (used in) financing activities	12.1	(163.5)	—	(20.4)	52.4	(119.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.9	—	0.9

Net increase in cash and cash equivalents	—	106.3	—	(8.7)	—	97.6
Cash and cash equivalents, beginning of period	—	286.0	—	239.7	—	525.7

Cash and cash equivalents, end of period	$—	$392.3	$—	$231.0	$—	$623.3

See also Note 15: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2012

UNAUDITED

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(31.3)	$(0.2)	$99.9	$—	$68.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11.2)	(0.5)	(38.7)	—	(50.4)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(9.6)	—	(9.6)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	99.7	—	—	—	99.7
Purchase of held-to-maturity securities	—	(163.3)	—	—	—	(163.3)
Contribution from subsidiaries	0.5	—	—	—	(0.5)	—

Net cash provided by (used in) investing activities	0.5	(74.8)	(0.5)	(34.9)	(0.5)	(110.2)

Cash flows from financing activities:
Intercompany loans	—	(23.3)	—	23.3	—	—
Intercompany loan repayments	—	70.2	—	(70.2)	—	—
Payments from (to) parent	—	(0.5)	—	—	0.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	—	—	—	—	—	—
Proceeds from exercise of stock options	4.8	—	—	—	—	4.8
Payments of tax withholding for restricted shares	(5.3)	—	—	—	—	(5.3)
Repurchase of common stock	—	—	—	—	—	—
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Payment of capital leases obligations	—	(11.0)	—	(0.4)	—	(11.4)
Repayment of long-term debt	—	(1.1)	—	(14.5)	—	(15.6)
Payments made in connection with repurchase or exchange of convertible notes	—	—	—	—	—	—

Net cash provided by (used in) financing activities	(0.5)	34.3	—	(59.8)	0.5	(25.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.5)	—	(5.5)

Net (decrease) increase in cash and cash equivalents	—	(71.8)	(0.7)	(0.3)	—	(72.8)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$232.7	$(0.9)	$348.3	$—	$580.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2012

UNAUDITED

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$90.9	$0.9	$42.3	$(6.6)	$127.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(38.6)	(0.7)	(75.4)	—	(114.7)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.5)	—	(2.5)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	232.6	—	—	—	232.6
Purchase of held-to-maturity securities	—	(222.6)	—	—	—	(222.6)
Contribution from subsidiaries	96.9	—	—	—	(96.9)	—

Net cash provided by (used in) investing activities	96.9	(28.6)	(0.7)	(64.5)	(96.9)	(93.8)

Cash flows from financing activities:
Intercompany loans	—	(180.6)	—	180.6	—	—
Intercompany loan repayments	—	188.2	—	(188.2)	—	—
Payments from (to) parent	—	(103.5)	—	—	103.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.3	—	—	—	—	2.3
Proceeds from exercise of stock options	5.3	—	—	—	—	5.3
Payments of tax withholding for restricted shares	(8.3)	—	—	—	—	(8.3)
Repurchase of common stock	—	—	—	—	—	—
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Payment of capital leases obligations	—	(19.1)	—	(2.1)	—	(21.2)
Repayment of long-term debt	(96.2)	(2.1)	—	(48.2)	—	(146.5)
Payments made in connection with repurchase or exchange of convertible notes	—	—	—	—	—	—

Net cash used in financing activities	(96.9)	(117.1)	—	(55.9)	103.5	(166.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)

Net (decrease) increase in cash and cash equivalents	—	(54.8)	0.2	(80.5)	—	(135.1)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$249.7	$—	$268.1	$—	$517.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012

UNAUDITED

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(34.1)	$0.9	$179.2	$(6.6)	$139.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(49.7)	(0.7)	(148.4)	—	(198.8)
Proceeds from sales of property, plant and equipment	—	—	—	5.1	—	5.1
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.6	—	1.6
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	288.7	—	—	—	288.7
Purchase of held-to-maturity securities	—	(261.7)	—	—	—	(261.7)
Contribution from (to) subsidiaries	119.5	(7.9)	—	—	(111.6)	—

Net cash provided by (used in) investing activities	119.5	(30.6)	(0.7)	(130.2)	(111.6)	(153.6)

Cash flows from financing activities:
Intercompany loans	—	(256.4)	—	256.4	—	—
Intercompany loan repayments	—	323.6	—	(323.6)	—	—
Payments from (to) parent	—	(126.1)	—	7.9	118.2	—
Proceeds from issuance of common stock under the employee stock purchase plan	4.3	—	—	—	—	4.3
Proceeds from exercise of stock options	6.0	—	—	—	—	6.0
Payments of tax withholding for restricted shares	(8.8)	—	—	—	—	(8.8)
Repurchase of common stock	(22.5)	—	—	—	—	(22.5)
Proceeds from debt issuance	—	6.5	—	4.6	—	11.1
Payment of capital leases obligations	—	(27.8)	—	(2.8)	—	(30.6)
Repayment of long-term debt	(96.2)	(3.6)	—	(73.5)	—	(173.3)
Payments made in connection with repurchase or exchange of convertible notes	(2.3)	—	—	—	—	(2.3)

Net cash used in financing activities	(119.5)	(83.8)	—	(131.0)	118.2	(216.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net (decrease) increase in cash and cash equivalents	—	(148.5)	0.2	(83.2)	—	(231.5)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$156.0	$—	$265.4	$—	$421.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Please refer below for the impact of the corrections to the Condensed Consolidating Balance Sheet as of December 31, 2011 (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011
Increase (decrease) in short term intercompany and current assets	$—	$—	$3.4	$27.2	$(30.6)	$—
Increase (decrease) in long-term intercompany and assets	—	348.8	51.1	—	(399.9)	—

Increase (decrease) in total assets	$—	$348.8	$54.5	$27.2	$(430.5)	$—

Increase (decrease) in short-term intercompany and current liabilities	$—	$30.6	$—	$—	$(30.6)	$—
Increase (decrease) in long-term intercompany and liabilities	—	318.2	54.5	27.2	(399.9)	—

Increase (decrease) in total liabilities	$—	$348.8	$54.5	$27.2	$(430.5)	$—

Increase (decrease) in equity	$—	$—	$—	$—	$—	$—

Please refer below for the impact of the corrections to the Condensed Consolidating Statements of Cash Flows for the years-ended December 31, 2011 and 2010, respectively (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Year Ended December 31, 2011
Total change in net cash provided by (used in) operating activities	$—	$(220.7)	$—	$234.5	$(13.8)	$—
Total change in net cash provided by (used in) investing activities	23.9	234.5	—	—	(258.4)	—
Total change in net cash provided by (used in) financing activities	(23.9)	(13.8)	—	$(234.5)	272.2	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	—	$—	$—

	Issuers	Guarantor Subsidiaries		Non-Guarantor Subsidiaries	Eliminations	Total
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries
For the Year Ended December 31, 2010
Total change in net cash provided by (used in) operating activities	$—	$(35.5)	$—	$50.0	$(14.5)	$—
Total change in net cash provided by (used in) investing activities	(12.1)	50.0	—	—	(37.9)	—
Total change in net cash provided by (used in) financing activities	12.1	(14.5)	—	(50.0)	52.4	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Please refer below for the impact of the corrections to the Condensed Consolidating Statements of Cash Flows for the three, six and nine months ended March 30, 2012, June 29, 2012 and September 28, 2012, respectively (unaudited) (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Three Months Ended March 30, 2012
Total change in net cash provided by (used in) operating activities	$—	$—	$—	$—	$—	$—
Total change in net cash provided by (used in) investing activities	0.5	—	—	—	(0.5)	—
Total change in net cash provided by (used in) financing activities	(0.5)	—	—	—	0.5	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Six Months Ended June 29, 2012
Total change in net cash provided by (used in) operating activities	$—	$6.6	$—	$—	$(6.6)	$—
Total change in net cash provided by (used in) investing activities	96.9	—	—	—	(96.9)	—
Total change in net cash provided by (used in) financing activities	(96.9)	(6.6)	—	—	103.5	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Nine Months Ended September 28, 2012
Total change in net cash provided by (used in) operating activities	$—	$(103.5)	$—	$110.1	$(6.6)	$—
Total change in net cash provided by (used in) investing activities	119.5	(7.9)	—	—	(111.6)	—
Total change in net cash provided by (used in) financing activities	(119.5)	111.4	—	(110.1)	118.2	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

Note 20: Subsequent Events

Voluntary Retirement Program at SANYO Semiconductor Subsidiaries

During January 2013 the Company initiated a voluntary retirement program for employees of certain of its SANYO Semiconductor subsidiaries. Under the program, the Company intends to reduce the employment levels

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

at these subsidiaries by approximately 500 to 600 employees. The ultimate cost of the program will depend on several factors, including the years of service and salary levels of employees that apply for early retirement under the program. Given the voluntary nature of the program, the costs associated with the program will be recorded when the retirement offer is accepted by the impacted employees. The Company estimates recording a charge ranging from $40.0 million to $50.0 million related to this program during 2013. This estimated charge excludes amounts related to the pension benefit impact that may be recognized subsequent to the employees’ retirement. The Company’s pension and related benefit plans allow for benefit payment elections by the employee and the Company’s pension liability balances reflect actuarial assumptions related to these elections. As these employees make their actual elections at retirement, the pension obligation will be determined and as a result the Company will record an adjustment to the pension liability to reflect the impact of employee elections as compared to the actuarial assumptions. Accordingly, the Company cannot reasonably estimate the related impact until the employee elections are known.

Other

On January 31, 2013, the Company amended and restated its seven year unsecured loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to Sumitomo Mitsui Banking Corporation. The amended and restated agreement is not expected to have a material effect on the Company’s financial statements.

See Note 8: “Long-Term Debt” for a description of the conversion and retirement of the Company’s 1.875% Notes which occurred subsequent to December 31, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2010	$9.3	$(1.8)	$—		$(0.2)		$7.3
Year ended December 31, 2011	7.3	(0.2)	—		—		7.1
Year ended December 31, 2012	7.1	(1.9)	—		(2.5)		2.7
Allowance for deferred tax assets
Year ended December 31, 2010	$550.4	$10.4	$—		$—		$560.8
Year ended December 31, 2011	560.8	170.1	895.2	(1)	—		1,626.1
Year ended December 31, 2012	1,626.1	(4.0)	(92.2	)(2)	(109.8	)(3)	1,420.1

(1)	Represents a charge of $895.2 million to goodwill for deferred tax assets acquired from SANYO Semiconductor on January 1, 2011.
(2)	Represents the effects of cumulative translation adjustments.
(3)	Represents decreases to deferred tax assets, which have a full valuation allowance arising from the SANYO Semiconductor Transaction. Additional information related to these deferred tax assets became available in 2012.

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	Agreement and Plan of Merger and Reorganization, dated July 16, 2008, among ON Semiconductor Corporation, Centaur Acquisition Corporation and Catalyst Semiconductor, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 17, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.	Exhibit Description

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Amended and Restated Bylaws of ON Semiconductor Corporation (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, SCG (Malaysia SMP) Holding Corporation, SCG (Czech) Holding Corporation, SCG (China) Holding Corporation, Semiconductor Components Industries Puerto Rico, Inc., Semiconductor Components Industries of Rhode Island, Inc., SCG International Development LLC and Semiconductor Components Industries International of Rhode Island, Inc. as guarantors and Deutsche Bank Trust Company Americas, a New York banking corporation, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(b)	Form of Note for the 1.875% Senior Subordinated Notes due 2025 between ON Semiconductor Corporation and Deutsche Bank Trust Company Americas (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.2(c)	Registration Rights Agreement for the 1.875% Convertible Senior Subordinated Notes due 2025, dated as of December 21, 2005, between ON Semiconductor Corporation and Citigroup Global Markets Inc., J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 27, 2005)

4.3(a)	Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of July 21, 2006, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(b)	First Supplemental Indenture regarding Zero Coupon Convertible Senior Subordinated Note due 2024, Series B dated as of April 12, 2010, between ON Semiconductor Corporation, certain of its subsidiaries and Wells Fargo Bank, N.A. (as trustee) (incorporated by reference from Exhibit 4.1 to the Corporation’s Current Report on Form 8-K filed with the Commission on April 12, 2010)

Exhibit No.	Exhibit Description

4.3(c)	Global Zero Coupon Convertible Senior Subordinated Note due 2024, Series B, dated July 21, 2006 and executed by ON Semiconductor Corporation (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.3(d)	Form of Note for the Zero Coupon Convertible Senior Subordinated Notes due 2024, Series B (incorporated by reference from Exhibit 4.3 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on July 26, 2006)

4.4(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.4(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.4(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.5	Loan Agreement dated January 1, 2011 by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

Exhibit No.	Exhibit Description

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)

10.7(a)	2000 Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(e)	2000 Stock Incentive Plan - non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description

10.7(h)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.7(i)	Form of Restricted Stock Units Award Agreement (For Certain U.S. Officers with Change of Control) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Third Quarter 2007 Form 10-Q filed with the Commission on October 31, 2007)(2)

10.7(j)	Form of Restricted Stock Units Award Agreement (Form of Time and Performance Based Award for Officers) between ON Semiconductor Corporation and a Participant in the ON Semiconductor 2000 Stock Incentive Plan, as amended, (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 1, 2007)(2)

10.7(k)	Restricted Stock Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Agreement for Non-employee Directors) (incorporated by reference to Exhibit 10.11 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Donald Colvin)) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers (for Robert Mahoney and John Nelson)) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2008)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor 2000 Stock Incentive Plan (Form of Performance Based Award for Certain Officers) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2010 Form 10-Q filed with the Commission on May 6, 2010)(2)

10.7(o)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(p)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(q)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(r)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

Exhibit No.	Exhibit Description

10.7(s)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(t)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2012 Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(u)	Performance Based Restricted Stock Units Award Agreement for William M. Hall under the ON Semiconductor Corporation 2000 Stock Incentive Plan granted effective March 3, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.8	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

Exhibit No.	Exhibit Description

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and Donald Colvin (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with Donald Colvin executed on April 23, 2008(incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with Donald Colvin executed on April 30, 2009 (incorporated by reference from Exhibit 10.5 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with Donald Colvin executed on March 24, 2010 (incorporated by reference from Exhibit 10.3 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(e)	Separation Agreement and General Release of All Claims by and between Donald A. Colvin and Semiconductor Component Industries, LLC executed on October 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2012)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

Exhibit No.	Exhibit Description

10.14(a)	Retention Agreement executed and effective on January 4, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the Commission on February 23, 2007)(2)

10.14(b)	Employment Agreement, dated as of July 11, 2006, between Semiconductor Components Industries, LLC and Robert Charles Mahoney (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2006)(2)

10.14(c)	Amendment No. 1 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.12 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)(2)

10.14(d)	Amendment No. 2 to Employment Agreement with Robert Charles Mahoney executed on April 29, 2008 (incorporated by reference from Exhibit 10.6 to the Company’s Second Quarter 2008 Form 10- Q filed with the Commission on August 6, 2008)(2)

10.14(e)	Amendment No. 3 to Employment Agreement with Robert Charles Mahoney executed on April 30, 2009 (incorporated by reference from Exhibit 10.7 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14(f)	Amendment No. 4 to Employment Agreement with Robert Charles Mahoney executed on March 24, 2010 (incorporated by reference from Exhibit 10.5 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.15(a)	Employment Agreement, dated as of May 1, 2007, between Semiconductor Components Industries, LLC and W. John Nelson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2007)(2)

10.15(b)	Amendment No. 1 to Employment Agreement with W. John Nelson executed on April 23, 2008 (incorporated by reference from Exhibit 10.7 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.15(c)	Amendment No. 2 to Employment Agreement with W. John Nelson executed on April 30, 2009 (incorporated by reference from Exhibit 10.6 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15(d)	Amendment No. 3 to Employment Agreement with W. John Nelson executed on March 24, 2010 (incorporated by reference from Exhibit 10.4 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.16(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.16(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.18	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

Exhibit No.	Exhibit Description

10.19(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.19(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.19(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.
(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.
††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.