Form 10-Q
period 2013-03-29
ON SEMICONDUCTOR CORP
filed 2013-05-03
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 26, 2013:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	450,761,359

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IP	Intellectual property
IPRD	In-process research and development
LED	Light-emitting diode
Motorola	Motorola Inc.
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal oxide semiconductor
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 29, 2013	December 31, 2012
Assets
Cash and cash equivalents	$537.0	$486.9
Short-term investments	77.3	144.8
Receivables, net	367.2	357.8
Inventories	561.4	581.7
Other current assets	65.4	111.7
Deferred income taxes	9.2	10.5

Total current assets	1,617.5	1,693.4
Property, plant and equipment, net	1,094.2	1,103.3
Deferred income taxes	31.6	31.2
Goodwill	184.6	184.6
Intangible assets, net	248.5	257.0
Other assets	56.3	58.9

Total assets	$3,232.7	$3,328.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$263.0	$279.5
Accrued expenses	203.0	228.3
Income taxes payable	3.4	4.9
Accrued interest	5.1	0.6
Deferred income on sales to distributors	133.8	134.5
Deferred income taxes	22.9	22.9
Current portion of long-term debt (see Note 6)	242.8	353.6

Total current liabilities	874.0	1,024.3
Long-term debt (see Note 6)	706.8	658.3
Other long-term liabilities	215.2	232.2
Deferred income taxes	22.8	22.9

Total liabilities	1,818.8	1,937.7

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 511,727,203 and 509,977,999 shares issued, 450,302,333 and 448,824,345 shares outstanding, respectively)	5.1	5.1
Additional paid-in capital	3,167.8	3,156.4
Accumulated other comprehensive loss	(50.4)	(41.1)
Accumulated deficit	(1,270.3)	(1,292.9)
Less: treasury stock, at cost; 61,424,870 and 61,153,654 shares, respectively	(468.6)	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,383.6	1,361.1
Non-controlling interest in consolidated subsidiary	30.3	29.6

Total stockholders’ equity	1,413.9	1,390.7

Total liabilities and equity	$3,232.7	$3,328.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 29, 2013	March 30, 2012
Revenues	$661.0	$744.4
Cost of revenues	456.5	499.2

Gross profit	204.5	245.2
Operating expenses:
Research and development	88.4	91.4
Selling and marketing	39.8	45.6
General and administrative	36.2	42.0
Amortization of acquisition-related intangible assets	8.4	11.1
Restructuring, asset impairments and other, net	(6.0)	11.5

Total operating expenses	166.8	201.6

Operating income	37.7	43.6

Other income (expenses), net:
Interest expense	(10.1)	(15.7)
Interest income	0.3	0.5
Other	0.9	4.7
Loss on debt exchange	(3.1)	—

Other income (expenses), net	(12.0)	(10.5)

Income before income taxes	25.7	33.1
Income tax provision	(2.4)	(4.1)

Net income	23.3	29.0
Less: Net income attributable to non-controlling interest	(0.7)	(0.8)

Net income attributable to ON Semiconductor Corporation	$22.6	$28.2

Comprehensive income (loss), net of tax:
Net income	$23.3	$29.0

Foreign currency translation adjustments	(8.3)	4.9
Effects of cash flow hedges	(0.9)	(0.4)
Unrealized gain (loss) on available-for-sale securities	(0.1)	0.5
Amortization of prior service costs of defined benefit plan	—	0.1

Other comprehensive income (loss)	(9.3)	5.1

Comprehensive income	14.0	34.1
Comprehensive income attributable to non-controlling interest	(0.7)	(0.8)

Comprehensive income attributable to ON Semiconductor Corporation	$13.3	$33.3

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Weighted average common shares outstanding:
Basic	449.5	452.5

Diluted	452.5	460.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net income	$23.3	$29.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.3	61.1
Gain on sale or disposal of fixed assets	(7.4)	(1.5)
Loss on debt exchange	3.1	—
Amortization of debt issuance costs	0.3	0.5
Provision for excess inventories	15.9	15.8
Non-cash share-based compensation expense	5.8	7.4
Non-cash interest on convertible notes	3.1	7.2
Non-cash foreign currency translation gain	(21.0)	—
Deferred income taxes	0.5	3.2
Other	0.2	(0.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(14.8)	27.3
Inventories	(5.3)	(23.2)
Other assets	37.3	30.2
Accounts payable	(9.0)	(81.2)
Accrued expenses	(1.1)	13.1
Income taxes payable	(1.5)	(4.7)
Accrued interest	4.5	3.5
Deferred income on sales to distributors	(0.7)	(18.5)
Other long-term liabilities	0.7	(0.3)

Net cash provided by operating activities	85.2	68.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(38.9)	(50.4)
Proceeds from sales of property, plant and equipment	8.0	1.9
Deposits utilized for purchases of property, plant and equipment	1.4	(9.6)
Recovery from insurance on property, plant and equipment	—	11.5
Proceeds from held-to-maturity securities	73.5	99.7
Purchase of held-to-maturity securities	(6.0)	(163.3)

Net cash provided by (used in) investing activities	38.0	(110.2)

Cash flows from financing activities:
Proceeds from exercise of stock options	3.8	4.8
Payments of tax withholding for restricted shares	(2.2)	(5.3)
Proceeds from debt issuance	26.2	2.0
Payment of capital lease obligations	(11.5)	(11.4)
Repayment of long-term debt	(81.5)	(15.6)

Net cash used in financing activities	(65.2)	(25.5)

Effect of exchange rate changes on cash and cash equivalents	(7.9)	(5.5)

Net increase (decrease) in cash and cash equivalents	50.1	(72.8)
Cash and cash equivalents, beginning of period	486.9	652.9

Cash and cash equivalents, end of period	$537.0	$580.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, (“ON Semiconductor” or the “Company”), is driving innovation in energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications.

The Company uses a thirteen-week fiscal quarter accounting period for each quarter, with the first quarter ending on the last Friday in March and the fourth quarter ending on December 31. The three months ended March 29, 2013 and March 30, 2012 each contained 88 days and 90 days, respectively.

The accompanying unaudited financial statements as of March 29, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2012 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Recent Accounting Pronouncements

ASU No. 2013-05—“Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”)

In March 2013, the FASB issued ASU 2013-05, which applies to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 provides for the release of the cumulative translation adjustment into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity. Pursuant to ASU 2013-05, when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to apply the guidance in ASC Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2013, however early adoption is permitted. See Note 4: “Restructuring, Asset Impairments and Other, Net” and Note 12: “Changes in Accumulated Other Comprehensive Loss,” for a description of the release of certain of the Company’s cumulative foreign currency translation adjustments to net income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

ASU No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. See Note 12: “Changes in Accumulated Other Comprehensive Loss,” for a description of the reclassification of certain of the Company’s cumulative foreign currency translation adjustments out of accumulated other comprehensive loss.

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of March 29, 2013 and December 31, 2012 (in millions):

	Balance as of March 29, 2013			Balance as of December 31, 2012
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(410.2)	$137.2	$547.4	$(410.2)	$137.2
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4
SANYO Semiconductor Products Group	—	—	—	—	—	—

	$623.4	$(438.8)	$184.6	$623.4	$(438.8)	$184.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through March 29, 2013 that would require an expedited impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

Intangible Assets

Intangible assets, net, were as follows as of March 29, 2013 and December 31, 2012 (in millions):

	March 29, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.9)	$—	$(0.4)	$4.6	5-12
Customer relationships	280.3	(95.3)	(27.0)	(23.0)	135.0	5-18
Patents	43.7	(17.2)	—	(13.7)	12.8	12
Developed technology	146.2	(55.2)	—	(2.4)	88.6	5-12
Trademarks	14.0	(5.4)	—	(1.1)	7.5	15

Total intangibles	$498.1	$(182.0)	$(27.0)	$(40.6)	$248.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	December 31, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.7)	$—	$(0.4)	$4.8	5-12
Customer relationships	280.3	(91.8)	(26.9)	(23.0)	138.6	5-18
Patents	43.7	(16.6)	—	(13.7)	13.4	12
Developed technology	146.2	(51.3)	—	(2.4)	92.5	5-12
Trademarks	14.0	(5.2)	—	(1.1)	7.7	15

Total intangibles	$498.1	$(173.6)	$(26.9)	$(40.6)	$257.0

Amortization expense for acquisition-related intangible assets amounted to $8.4 million and $11.1 million for the quarters ended March 29, 2013 and March 30, 2012, respectively, none of which was included in cost of revenues. The Company is currently amortizing fourteen projects having an original cost of $33.4 million through developed technology relating to projects that were originally classified as IPRD at the time of acquisition, but which now have been completed and are being amortized over a weighted-average useful life of 8.5 years. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2013	$24.7
2014	32.6
2015	31.7
2016	30.6
2017	27.7
Thereafter	101.2

Total estimated amortization expense	$248.5

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 29, 2013 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended March 29, 2013
SANYO Semiconductor Products Group Voluntary Retirement Program	$25.6	$—	$(9.0)	$16.6
Aizu facility closure	2.2	—	(22.4)	(20.2)
Other (1)	1.8	—	(4.2)	(2.4)

Total	$29.6	$—	$(35.6)	$(6.0)

(1)	Includes charges related to certain reductions in workforce and facility closures which are not considered to be significant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The following is a rollforward of the accrued restructuring charges from December 31, 2012 to March 29, 2013 (in millions):

	Balance as of December 31, 2012	Charges	Usage	Balance as of March 29, 2013
Estimated employee separation charges	$15.5	$27.4	$(16.0)	$26.9
Estimated costs to exit	1.6	2.2	(3.4)	0.4

Total	$17.1	$29.6	$(19.4)	$27.3

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2013 or had not been completed as of March 29, 2013, is as follows:

SANYO Semiconductor Products Group Voluntary Retirement Program

In the first quarter of 2013, the Company initiated a voluntary retirement program for certain employees of the Company’s SANYO Semiconductor Products Group (the “Voluntary Retirement Program”). Approximately 500 employees accepted Voluntary Retirement Program packages. Approximately two-thirds had retired by the end of the first quarter of 2013, with approximately 175 employees having retirement dates throughout the remainder of the year.

As a result of these headcount reductions, the Company recognized a $9.0 million pension curtailment gain during the quarter ended March 29, 2013, which is recorded in Restructuring, Asset Impairments and Other, Net. See Note 5: “Balance Sheet Information” for additional information relating to the adjustment to the pension and related retirement liabilities associated with this Voluntary Retirement Program.

As of March 29, 2013, the accrued liability associated with employee separation charges was $19.1 million. The Company expects to incur additional severance charges of approximately $8.8 million offset by pension curtailment gains of approximately $3.9 million related to pension plans for employees effected by the Voluntary Retirement Program which is expected to be completed by the end of 2013.

Aizu Facility Closure

Cumulative charges of $85.8 million, net of adjustments, have been recognized through March 29, 2013, related to the closure of the Company’s Aizu facility for cost savings purposes. Approximately 700 employees have been terminated due to the closure of the Aizu facility. As of March 29, 2013, substantially all of the employees of the Aizu facility had been terminated and approximately $1.4 million was recognized in restructuring and other expenses as a gain on the sale of the Aizu facility.

In connection with the closure and sale of its Aizu facility, the Company released the cumulative foreign currency translation adjustment of $21.0 million related to the Aizu facility, which was recorded as a benefit to Restructuring, Asset Impairments and Other, Net on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 29, 2013. See Note 12: “Changes in Accumulated Other Comprehensive Loss” for information on related amounts reclassified out of accumulated other comprehensive loss during the quarter ended March 29, 2013.

Included in the table above is the accrued liability associated with employee separation charges at the Aizu facility of $4.3 million as of March 29, 2013. Additionally, the Company expects to incur additional exit charges between $1.0 million to $2.0 million during 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 5: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of March 29, 2013 and December 31, 2012 consist of the following (dollars in millions):

	March 29, 2013	December 31, 2012
Receivables, net:
Accounts receivable	$369.9	$360.5
Less: Allowance for doubtful accounts	(2.7)	(2.7)

	$367.2	$357.8

Inventories:
Raw materials	$73.8	$73.2
Work in process	292.7	310.9
Finished goods	194.9	197.6

	$561.4	$581.7

Other current assets:
Prepaid expenses	25.3	24.3
Value added tax receivables	16.6	34.3
Other	23.5	53.1

	65.4	111.7

Property, plant and equipment, net:
Land	$60.5	$67.4
Buildings	477.4	572.4
Machinery and equipment	1,906.7	1,979.4

Total property, plant and equipment	2,444.6	2,619.2
Less: Accumulated depreciation	(1,350.4)	(1,515.9)

	$1,094.2	$1,103.3

Accrued expenses:
Accrued payroll	$85.5	$102.9
Sales related reserves	54.8	64.9
Restructuring reserves	27.3	17.1
Accrued pension liability	3.2	7.4
Other	32.2	36.0

	$203.0	$228.3

Warranty Reserves

The activity related to the Company’s warranty reserves for the three months ended March 29, 2013 and March 30, 2012, respectively, is as follows (in millions):

	Three Months Ended
	March 29, 2013	March 30, 2012
Beginning Balance	$10.2	$5.8
Provision	1.2	0.1
Usage	(3.8)	(0.2)

Ending Balance	$7.6	$5.7

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of March 29, 2013, the total accrued pension liability for underfunded plans was $179.4 million, of which the current portion of $3.2 million was classified as accrued expenses. As of December 31, 2012, the total accrued pension liability for underfunded plans was $201.4 million, of which the current portion of $7.4 million was classified as accrued expenses. As of March 29, 2013 and December 31, 2012, the total pension asset for overfunded plans was $0.1 million and $0.2 million, respectively.

During the first quarter of 2013, the Company initiated the Voluntary Retirement Program for certain employees of its SANYO Semiconductor Products Group. As a result of this restructuring activity, the Company remeasured the related pension assets and liabilities associated with the impacted defined benefit plans, which resulted in an actuarial loss of $13.6 million. Additionally, the Company recorded a curtailment gain of $9.0 million in Restructuring, Asset Impairments and Other, Net. See Note 4: “Restructuring, Asset Impairments and Other, Net” for information on the Company’s restructuring activities.

As a result of the Voluntary Retirement Program, the Company expects to contribute approximately $21.7 million in payments to impacted employees, in addition to the scheduled $27.4 million in estimated 2013 pension plan asset contributions.

The components of the Company’s net periodic pension expense for the quarters ended March 29, 2013 and March 30, 2012 are as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Service cost	$3.7	$2.2
Interest cost	2.0	1.3
Expected return on plan assets	(1.1)	(1.0)
Amortization of prior service cost	—	0.1
Curtailment gain	(9.0)	—
Actuarial loss	13.6	—

Total net periodic pension cost	$9.2	$2.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	March 29, 2013	December 31, 2012
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with Japanese bank due 2013 through 2018, interest payable quarterly at 2.03% and 2.06%, respectively (1)	302.0	302.0
1.875% Notes (2)	—	73.4
2.625% Notes (net of discount of $2.9 million and $7.1 million, respectively) (3)	69.7	125.5
2.625% Notes, Series B (net of discount of $26.8 million and $24.2 million, respectively) (4)	330.1	274.2
Loan with Hong Kong bank, interest payable weekly at 1.96% and 1.96%, respectively	37.0	30.0
Loans with Philippine banks due 2013 through 2015, interest payable monthly and quarterly at an average rate of 1.95% and 1.97%, respectively	43.9	45.8
Loan with Chinese bank due 2014, interest payable quarterly at 3.39% and 3.41%, respectively	7.0	7.0
Loan with Japanese bank due 2013, interest payable monthly at an average rate of 1.56% and 1.58%, respectively	0.5	0.8
Loan with Singapore bank, interest payable weekly at 1.95% and 1.95%, respectively	27.0	15.0
Loan with British finance company, interest payable monthly at 1.52% and 1.51%, respectively	2.8	3.3
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	29.4	29.8
U.S. equipment financing payable monthly through 2016 at 2.94%	12.9	14.0
Canada equipment financing payable monthly through 2017 at 3.81%	7.2	—
Capital lease obligations	80.1	91.1

Long-term debt, including current maturities	949.6	1,011.9
Less: Current maturities	(242.8)	(353.6)

Long-term debt	$706.8	$658.3

(1)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(2)	The 1.875% Notes were partially redeemed by the Company on December 20, 2012. The balance as of December 31, 2012 for notes submitted for conversion was subject to a 20 consecutive trading-day observation period and was subsequently settled during January 2013.
(3)	The 2.625% Notes may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(4)	The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of March 29, 2013 are as follows (in millions):

Period	Expected Maturities
Remainder of 2013	$223.3
2014	94.8
2015	73.4
2016	424.5
2017	39.0
Thereafter	124.3

Total	$979.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

For purposes of the table above, the convertible debt issuances are assumed to mature at their respective initial put option dates. The table also reflects the assumed retirement of an aggregate of $429.5 million of principal relating to the 2.625% Notes and the 2.625% Notes, Series B.

Loss on Debt Exchange

As further described below, the Company recognized a net loss of $3.1 million during the quarter ended March 29, 2013 resulting from the exchange of certain of its 2.625% Notes.

On March 22, 2013, the Company closed an exchange offer for $60.0 million in principal value (approximately $57.4 million of carrying value) of its 2.625% Notes in exchange for $58.5 million in principal value of its 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes. Subject to certain other terms and conditions, this exchange extended the first put date, which the Company considers to be the earliest maturity date, for the exchanged amount from December 2013 to December 2016. The exchanged amount of the 2.625% Notes, Series B was allocated between the fair value of the liability component and equity components of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

The difference between the consideration allocated to the liability component and the remaining net carrying amount of the liability and unamortized debt issuance costs was recorded as a loss on debt exchange of $3.1 million, which included the write-off of approximately $0.2 million in unamortized debt issuance costs. The Company also recorded an adjustment to additional paid-in capital of approximately $5.9 million, net of adjustments, relating to the exchange of equity components.

For additional information with respect to the Company’s 2.625% Notes and 2.625% Notes, Series B, see Note 6: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2012 Form 10-K.

Conversion and Retirement of Debt

On December 19, 2012, the holders of approximately $73.4 million in aggregate outstanding principal amount of the 1.875% Notes submitted their 1.875% Notes for conversion at a rate of 142.8571 shares of the Company’s common stock per $1,000 principal amount of their 1.875% Notes. The Company elected to satisfy its conversion obligation with respect to each $1,000 principal amount of notes tendered for conversion by delivering cash equal to the sum of the daily settlement amount for each of the 20 consecutive trading days during the observation period for the 1.875% Notes on the settlement date, as provided for in the applicable indenture.

On January 28, 2013, the Company settled the conversion obligation on the outstanding 1.875% Notes by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the 1.875% Note’s conversion feature and was recorded as a reduction to additional paid-in capital during the quarter ended March 29, 2013. The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of the obligation under the 1.875% Notes.

Note Payable to SMBC

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price for the Company’s acquisition of SANYO Semiconductor and certain related assets in early 2011. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $302.0 million as of December 31, 2012. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

On January 31, 2013, the Company amended and restated its seven-year unsecured loan obligation with SANYO Electric. In connection with the amendment and restatement of the applicable loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

2.625% Notes, Series B

As discussed above, on March 22, 2013, the Company closed an exchange offer for $60.0 million in principal value of its 2.625% Notes in exchange for $58.5 million in principal value of its 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes. The notes bear interest at the rate of 2.625% per year from the date of issuance. Interest is payable on June 15 and December 15 of each year, beginning on June 15, 2013. The effective interest rate of the notes is approximately 4.7%. The notes are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company.

For additional information on the rights and preferences and other details associated with the 2.625% Notes, Series B, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2012 Form 10-K.

Debt Guarantees

ON Semiconductor is the sole issuer of the 1.875% Notes, the 2.625% Notes and the 2.625% Notes, Series B (collectively, the “Convertible Notes”). See Note 15: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuers of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	March 29, 2013	March 30, 2012
Net income attributable to ON Semiconductor Corporation	$22.6	$28.2

Basic weighted average common shares outstanding	449.5	452.5
Add: Incremental shares for:
Dilutive effect of share-based awards	3.0	5.1
Dilutive effect of the Convertible Notes	—	3.0

Diluted weighted average common shares outstanding	452.5	460.6

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 12.5 million and 11.3 million for the quarters ended March 29, 2013 and March 30, 2012, respectively.

The dilutive impact related to the Convertible Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). Under the net share settlement calculation, the Company’s

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. As described in Note 6: “Long-Term Debt,” the 1.875% Notes were retired during the first quarter of 2013, as a result, there were no incremental shares to consider for these notes.

Equity

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld by the Company upon the vesting of restricted stock units to pay applicable employee withholding taxes are considered common stock repurchases. The Company currently does not collect the applicable employee withholding taxes from employees in connection with the vesting of restricted stock units. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the applicable amount of the employee withholding taxes due. The Company then pays the applicable withholding taxes in cash. The amount remitted for the quarter ended March 29, 2013 was $2.2 million, for which the Company withheld approximately 0.3 million shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of March 29, 2013; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company operates an assembly and test operations facility in Leshan, China. This facility is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which the Company owns a majority of the outstanding equity interests. The Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance was increased to $30.3 million at March 29, 2013 due to the non-controlling interest’s $0.7 million share of the earnings for the quarter ended March 29, 2013.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance increased to $26.1 million at March 30, 2012 due to the non-controlling interest’s 0.8 million share of the earnings for the quarter ended March 30, 2012.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the three months ended March 29, 2013 and March 30, 2012 were comprised as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Cost of revenues	$1.1	$1.4
Research and development	1.4	1.6
Selling and marketing	1.1	1.6
General and administrative	2.2	2.8

Share-based compensation expense before income taxes	$5.8	$7.4

Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$5.8	$7.4

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries, which have historically experienced recurring net operating losses; therefore, no related deferred income tax benefits are recorded.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

At March 29, 2013, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $7.8 million. At March 29, 2013, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $53.6 million. The total intrinsic value of stock options exercised during the quarter ended March 29, 2013 was $2.0 million. The Company recorded cash received from the exercise of stock options of $3.8 million and recorded no related income tax benefits during the quarter ended March 29, 2013.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the three months ended March 29, 2013 and March 30, 2012 are as follows (annualized percentages):

	Quarter Ended
	March 29, 2013	March 30, 2012
Volatility	45.0%	46.7%
Risk-free interest rate	0.8%	0.9%
Expected term (in years)	5.1	4.8
Weighted-average fair value per share	$3.10	$3.41

Share-based compensation expense recognized in the consolidated statement of comprehensive income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters ended March 29, 2013 and March 30, 2012, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 4.0% and 4.0% in the quarters ended March 29, 2013 and March 30, 2012, respectively.

Shares Available

As of December 31, 2012, there was an aggregate of 43.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 2.6 million shares available for issuance under the ESPP. As of March 29, 2013, there was an aggregate of 39.0 million shares of common stock available for grant under the Amended and Restated SIP and 2.6 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Quarter Ended March 29, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2012	17.2	$7.70
Granted	—	—
Exercised	(0.8)	5.15
Canceled	(0.4)	8.33

Outstanding at March 29, 2013	16.0	$7.80	4.0	$18.0

Exercisable at March 29, 2013	12.5	$7.91	3.5	$14.3

Additional information about stock options outstanding at March 29, 2013 with exercise prices less than or above $8.28 per share, the effective closing price of the Company’s common stock at March 29, 2013, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.28	6.9	$6.21	2.4	$6.75	9.3	$6.35
Above $8.28	5.6	$10.03	1.1	$8.78	6.7	$9.82

Total outstanding	12.5	$7.91	3.5	$7.39	16.0	$7.80

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of March 29, 2013, and changes during the three months ended March 29, 2013 (number of shares in millions):

	Quarter Ended March 29, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2012	8.9	$8.75
Granted	3.8	8.18
Released	(1.0)	8.47
Forfeited	(0.6)	8.30

Nonvested shares of restricted stock units at March 29, 2013	11.1	$8.60

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 29, 2013 (in millions):

Remainder of 2013	$14.6
2014	18.6
2015	14.3
2016	12.1
2017	11.1
Thereafter	40.3

Total	$111.0

Other Contingencies

The Company’s headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and Freescale have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a settlement agreement and covenant not to sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be material.

As a result of its acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be material.

The Company’s former manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company has worked with local authorities to implement a remediation plan and expects remaining remediation costs to be covered by insurance. Based on information available, any costs to the Company in connection with this matter have not been, and are not expected to be material.

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of March 29, 2013. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $4.6 million as of March 29, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately $77.4 million as of March 29, 2013. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $302.0 million as of March 29, 2013. See Note 6: “Long-Term Debt” for further information on this loan.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2013 and December 31, 2012 (in millions):

	Balance as of March 29, 2013	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$351.3	$351.3	$385.9	$385.9
Money market funds	2.9	2.9	—	—
Treasuries	182.5	182.5	100.7	100.7
Corporate bonds	0.3	0.3	0.3	0.3
Other Current Assets
Foreign currency exchange contracts	$—	$—	$3.2	$3.2

Liabilities:
Foreign currency exchange contracts	$0.1	$0.1	$—	$—

Short-term investments have an original maturity to the Company between three months and one year, and are classified as held-to-maturity and are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Short-term investments classified as held-to-maturity as of the quarters ended March 29, 2013 and December 31, 2012, respectively, were as follows (in millions):

	Balance at March 29, 2013			Balance at December 31, 2012
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to -maturity
Commercial paper	$17.5	$—	$17.5	$25.5	$—	$25.5
Corporate bonds	59.8	0.1	59.9	119.3	(0.1)	119.2

	$77.3	$0.1	$77.4	$144.8	$(0.1)	$144.7

The Company’s financial assets are valued using market prices on active markets (Level 1). Level 1 instrument valuations are based on quoted prices for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $77.3 million is classified as held-to-maturity securities and is carried at amortized cost. There was a $0.1 million unrealized gain on these short-term investments as of March 29, 2013.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at March 29, 2013 and December 31, 2012 are as follows (in millions):

	March 29, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$399.8	$480.1	$473.1	$530.9
Long-term debt	$420.2	$397.7	$403.9	$380.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The fair value of the Company’s Convertible Notes was estimated based on quoted market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal payments using current market rates for similar debt and consideration of credit and default risk (Level 3) at March 29, 2013 and December 31, 2012.

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

As of March 29, 2013 and December 31, 2012, the Company had outstanding foreign exchange contracts in a net sell position with a net notional amount of $193.2 million and $197.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of March 29, 2013 and December 31, 2012 (in millions):

	March 29, 2013		December 31, 2012
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Chinese Renminbi	$(1.6)	$1.6	$(7.7)	$7.7
Euro	(12.7)	12.7	(17.4)	17.4
Japanese Yen	(120.0)	120.0	(123.3)	123.3
Malaysian Ringgit	33.9	33.9	32.7	32.7
Other Currencies	19.0	25.0	10.4	16.2

	$(81.4)	$193.2	$(105.3)	$197.3

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of March 29, 2013, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the three months ended March 29, 2013 and March 30, 2012, realized and unrealized foreign currency transaction gain was $0.7 million and $4.7 million, respectively.

As of March 29, 2013 and March 30, 2012, the Company had balances for contracts not designated as cash flow hedges of zero and $0.4 million, respectively, that were classified as other assets. As of March 29, 2013 and March 30, 2012, the Company had $0.1 million and zero liability balances for these contracts.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of March 29, 2013 was approximately $68.8 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

For the quarter ended March 29, 2013, the Company recorded a net loss of $0.9 million recognized in other comprehensive income on derivatives associated with cash flow hedges. As of March 29, 2013, the Company had $0.2 million liability balances for contracts designated as cash flow hedging instruments that were classified as other liabilities. For the quarter ended March 30, 2012, the Company had liability balances for contracts designated as cash flow hedging instruments of $0.2 million, that were classified as other liabilities. As of March 29, 2013, the Company had no asset balances for contracts designated as cash flow hedging instruments, that were classified as other assets.

Note 12: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the quarter ending March 29, 2013 as are follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(42.2)	$(0.1)	$0.8	$0.4	$(41.1)

Other comprehensive income (loss) prior to reclassifications	12.7	—	(1.2)	(0.1)	11.4
Amounts reclassified from accumulated other comprehensive loss	(21.0)	—	0.3	—	(20.7)

Net current period other comprehensive loss	(8.3)	—	(0.9)	(0.1)	(9.3)

Balance as of March 29, 2013	$(50.5)	(0.1)	(0.1)	0.3	(50.4)

Included in accumulated other comprehensive loss as of December 31, 2012 is approximately $21.0 million relating to the release of cumulative foreign currency translation gains associated with the Company’s subsidiary that owned its Aizu facility, which utilizes the Japanese Yen as its functional currency. As further described in Note 4: “Restructuring, Asset Impairments and Other, Net,” the Company closed its Aizu facility during the first quarter of 2013. The liquidation of the Company’s subsidiary that owned its Aizu facility was substantially complete as of March 29, 2013; therefore, the Company has reclassified the associated cumulative foreign currency translation adjustments in its Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter ended March 29, 2013 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item Where Net Income is Presented
Foreign currency translation adjustments	$(21.0)	Restructuring, asset impairments and other, net
Effects of cash flow hedges	0.3	Other income and expense (1)

Total reclassifications	$(20.7)

(1)	Consists of foreign currency exchange contracts. See Note 11: “Financial Instruments” for additional information on the Company’s cash flow hedges.

Note 13: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For Quarter Ended
	March 29, 2013	March 30, 2012
Non-cash financing activities:
Capital expenditures in accounts payable	$53.2	$105.0
Cash (received) paid for:
Interest income	$(0.3)	$(0.5)
Interest expense	$2.0	$8.5
Income taxes	$2.5	$4.6

Supplemental Disclosure of Business Interruption Insurance Recoveries

During the quarter ended March 29, 2013, the Company recognized income from business interruption insurance claims of approximately $5.0 million associated with the 2011 Thailand flood. The Company has recorded these proceeds as part of cost of revenues in its Consolidated Statement of Operations and Comprehensive Income.

Note 14: Segment Information

As of March 29, 2013, the Company was organized into three operating segments, which also represented its three reporting segments: Application Products Group, Standard Products Group and SANYO Semiconductor Products Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters ended March 29, 2013 and March 30, 2012, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended March 29, 2013:
Revenues from external customers	$245.0	$265.2	$150.8	$661.0
Segment gross profit	$106.9	$94.5	$8.6	$210.0
Segment operating income (loss)	$27.5	$57.6	$(45.7)	$39.4
For the quarter ended March 30, 2012:
Revenues from external customers	$259.9	$278.6	$205.9	$744.4
Segment gross profit	$114.3	$103.0	$39.9	$257.2
Segment operating income (loss)	$25.4	$62.1	$(20.4)	$67.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Gross profit for reportable segments	$210.0	$257.2
Unallocated amounts:
Other unallocated manufacturing costs	(5.5)	(12.0)

Gross profit	$204.5	$245.2

Operating income for reportable segments	$39.4	$67.1
Unallocated amounts:
Restructuring and other charges	6.0	(11.5)
Other unallocated manufacturing costs	(5.5)	(12.0)
Other unallocated operating expenses	(2.2)	—

Operating income	$37.7	$43.6

The Company’s consolidated assets are not specifically assigned to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s reporting segments. See Note 5: “Balance Sheet Information” for additional information on certain of the Company’s assets.

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

Revenues by geographic location including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Americas	$105.1	$120.7
Japan	71.7	115.2
Other Asia/Pacific	386.4	402.6
Europe	97.8	105.9

	$661.0	$744.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	March 29, 2013	December 31, 2012
Americas	$277.8	$287.8
Japan	71.7	78.9
Other Asia/Pacific	531.3	525.0
Europe	213.4	211.6

	$1,094.2	$1,103.3

For the quarters ended March 29, 2013 and March 30, 2012, there were no individual customers which accounted for more than 10% of the Company’s total revenues with respect to either quarter.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 15: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the Convertible Notes. ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, CMD, SDT, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee, subject to customary releases, on a joint and several basis ON Semiconductor’s obligations under the Convertible Notes. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the Convertible Notes. The repayment of the unsecured Convertible Notes is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indentures for such Convertible Notes. Condensed consolidated financial information for the issuer of the Convertible Notes, the guarantor subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 29, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$343.3	$—	$193.7	$—	$537.0
Short-term investments	—	77.3	—	—	—	77.3
Receivables, net	—	51.0	—	316.2	—	367.2
Inventories	—	38.0	—	548.1	(24.7)	561.4
Short-term intercompany receivables	—	13.7	3.4	—	(17.1)	—
Other current assets	—	10.7	0.1	54.6	—	65.4
Deferred income taxes	—	1.6	—	7.6	—	9.2

Total current assets	—	535.6	3.5	1,120.2	(41.8)	1,617.5
Property, plant and equipment, net	—	262.7	2.7	831.1	(2.3)	1,094.2
Deferred income taxes	—	—	—	8.9	22.7	31.6
Goodwill	—	111.7	37.2	35.7	—	184.6
Intangible assets, net	—	124.5	—	148.9	(24.9)	248.5
Long-term intercompany receivables	—	1.2	—	—	(1.2)	—
Other assets	1,786.5	1,446.5	131.1	835.2	(4,143.0)	56.3

Total assets	$1,786.5	$2,482.2	$174.5	$2,980.0	$(4,190.5)	$3,232.7

Accounts payable	$—	$32.6	$0.1	$230.3	$—	$263.0
Accrued expenses	—	48.1	0.8	152.4	1.7	203.0
Income taxes payable	—	(2.4)	—	5.8	—	3.4
Accrued interest	3.3	1.8	—	—	—	5.1
Deferred income on sales to distributors	—	34.6	—	99.2	—	133.8
Deferred income taxes	—	—	—	0.2	22.7	22.9
Current portion of long-term debt	69.6	79.6	0.1	93.5	—	242.8
Short-term intercompany payables	—	—	—	17.1	(17.1)	—

Total current liabilities	72.9	194.3	1.0	598.5	7.3	874.0
Long-term debt	330.0	333.5	—	43.3	—	706.8
Other long-term liabilities	—	29.5	0.3	185.4	—	215.2
Deferred income taxes	—	1.6	—	21.2	—	22.8
Long-term intercompany payables	—	—	—	1.2	(1.2)	—

Total liabilities	402.9	558.9	1.3	849.6	6.1	1,818.8
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,167.8	2,479.2	259.2	1,402.9	(4,141.3)	3,167.8
Accumulated other comprehensive loss	(50.4)	(51.4)	—	(43.3)	94.7	(50.4)
Accumulated deficit	(1,270.3)	(504.8)	(136.9)	569.2	72.5	(1,270.3)
Less: treasury stock, at cost	(468.6)	—	—	—	—	(468.6)

Total ON Semiconductor Corporation stockholders’ equity	1,383.6	1,923.3	173.2	2,130.4	(4,226.9)	1,383.6
Non-controlling interest in consolidated subsidiary	—	—	—	—	30.3	30.3

Total equity	1,383.6	1,923.3	173.2	2,130.4	(4,196.6)	1,413.9

Total liabilities and equity	$1,786.5	$2,482.2	$174.5	$2,980.0	$(4,190.5)	$3,232.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	212.1	—	$274.8	—	$486.9
Short-term investments	—	144.8	—	—	—	144.8
Receivables, net	—	45.4	—	312.4	—	357.8
Inventories	—	34.5	—	578.4	(31.2)	581.7
Short-term intercompany receivables	—	—	3.3	17.2	(20.5)	—
Other current assets	—	10.6	—	101.1	—	111.7
Deferred income taxes	—	2.3	—	8.2	—	10.5

Total current assets	—	449.7	3.3	1,292.1	(51.7)	1,693.4
Property, plant and equipment, net	—	272.0	2.8	830.9	(2.4)	1,103.3
Deferred income taxes	—	—	—	8.5	22.7	31.2
Goodwill	—	111.7	37.2	35.7	—	184.6
Intangible assets, net	—	128.2	—	154.7	(25.9)	257.0
Long-term intercompany receivables	—	310.8	51.0	—	(361.8)	—
Other assets	1,834.9	1,287.1	78.5	827.3	(3,968.9)	58.9

Total assets	$1,834.9	$2,559.5	$172.8	$3,149.2	$(4,388.0)	$3,328.4

Accounts payable	$—	$24.1	—	255.4	—	$279.5
Accrued expenses	—	53.0	0.9	172.7	1.7	228.3
Income taxes payable	—	—	—	4.9	—	4.9
Accrued interest	0.5	—	—	0.1	—	0.6
Deferred income on sales to distributors	—	34.2	—	100.3	—	134.5
Deferred income taxes	—	—	—	0.1	22.8	22.9
Current portion of long-term debt	198.9	80.2	0.1	74.4	—	353.6
Short-term intercompany payables	—	20.5	—	—	(20.5)	—

Total current liabilities	199.4	212.0	1.0	607.9	4.0	1,024.3
Long-term debt	274.1	344.1	—	40.1	—	658.3
Other long-term liabilities	—	27.5	0.3	204.4	—	232.2
Deferred income taxes	—	2.4	—	20.5	—	22.9
Long-term intercompany payables	0.3	—	—	156.0	(156.3)	—

Total liabilities	473.8	586.0	1.3	1,028.9	(152.3)	1,937.7
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,156.4	2,549.3	259.2	1,402.9	(4,211.4)	3,156.4
Accumulated other comprehensive loss	(41.1)	(41.0)	—	(34.6)	75.6	(41.1)
Accumulated deficit	(1,292.9)	(535.1)	(138.6)	550.4	123.3	(1,292.9)
Less: treasury stock, at cost	(466.4)	—	—	—	—	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,361.1	1,973.5	171.5	2,120.3	(4,265.3)	1,361.1
Non-controlling interest in consolidated subsidiary	—	—	—	—	29.6	29.6

Total equity	1,361.1	1,973.5	171.5	2,120.3	(4,235.7)	1,390.7

Total liabilities and equity	$1,834.9	$2,559.5	$172.8	$3,149.2	$(4,388.0)	$3,328.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED MARCH 29, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$178.1	$3.2	$947.8	$(468.1)	$661.0
Cost of revenues	—	112.3	0.2	819.2	(475.2)	456.5

Gross profit	—	65.8	3.0	128.6	7.1	204.5
Operating Expenses:
Research and development	—	41.6	2.5	44.3	—	88.4
Selling and marketing	—	16.7	0.1	23.0	—	39.8
General and administrative	—	5.1	0.2	30.9	—	36.2
Amortization of acquisition related intangible assets	—	3.8	—	5.6	(1.0)	8.4
Restructuring, asset impairments and other, net	—	1.0	—	(7.0)	—	(6.0)

Total operating expenses	—	68.2	2.8	96.8	(1.0)	166.8

Operating income (loss)	—	(2.4)	0.2	31.8	8.1	37.7
Other income (expenses), net:
Interest expense	(6.1)	(2.4)	—	(1.6)	—	(10.1)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	7.8	—	(6.9)	—	0.9
Loss on debt exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	31.8	24.9	1.6	(0.1)	(58.2)	—

Other income (expenses), net	22.6	30.5	1.6	(8.5)	(58.2)	(12.0)
Income before income taxes	22.6	28.1	1.8	23.3	(50.1)	25.7
Income tax provision	—	2.2	—	(4.6)	—	(2.4)

Net income	22.6	30.3	1.8	18.7	(50.1)	23.3
Net income attributable to non-controlling interest	—	—	—	—	(0.7)	(0.7)

Net income attributable to ON Semiconductor Corporation	$22.6	$30.3	$1.8	$18.7	$(50.8)	$22.6

Comprehensive income attributable to ON Semiconductor Corporation	$13.3	$19.8	$1.8	$10.1	$(31.7)	$13.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED MARCH 30, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$185.6	$—	$893.5	$(334.7)	$744.4
Cost of revenues	—	116.1	0.2	708.1	(325.2)	499.2

Gross profit	—	69.5	(0.2)	185.4	(9.5)	245.2
Operating Expenses:
Research and development	—	43.2	2.6	45.6	—	91.4
Selling and marketing	—	17.1	0.2	28.3	—	45.6
General and administrative	—	15.2	0.2	26.6	—	42.0
Amortization of acquisition related intangible assets	—	4.5	—	7.6	(1.0)	11.1
Restructuring, asset impairments and other, net	—	—	—	11.5	—	11.5

Total operating expenses	—	80.0	3.0	119.6	(1.0)	201.6

Operating income (loss)	—	(10.5)	(3.2)	65.8	(8.5)	43.6

Other income (expenses), net:
Interest expense	(10.9)	(2.3)	—	(2.5)	—	(15.7)
Interest income	—	0.3	—	0.2	—	0.5
Other	—	6.2	—	(1.5)	—	4.7
Equity in earnings	39.1	34.9	1.9	—	(75.9)	—

Other income (expenses), net	28.2	39.1	1.9	(3.8)	(75.9)	(10.5)

Income (loss) before income taxes	28.2	28.6	(1.3)	62.0	(84.4)	33.1
Income tax provision	—	8.5	—	(12.6)	—	(4.1)

Net income (loss)	28.2	37.1	(1.3)	49.4	(84.4)	29.0
Net income attributable to non-controlling interest	—	—	—	—	(0.8)	(0.8)

Net income (loss) attributable to ON Semiconductor Corporation	$28.2	$37.1	$(1.3)	$49.4	$(85.2)	$28.2

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$33.3	$37.5	$(1.3)	$54.1	$(90.3)	$33.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE QUARTER ENDED MARCH 29, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(10.0)	$—	$95.2	$—	$85.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(3.9)	—	(35.0)	—	(38.9)
Proceeds from sales of property, plant and equipment	—	0.1	—	7.9	—	8.0
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.4	—	1.4
Proceeds from held-to maturity securities	—	73.5	—	—	—	73.5
Purchase of held-to-maturity securities	—	(6.0)	—	—	—	(6.0)
Contribution from (to) subsidiaries	75.9	—	—	—	(75.9)	—

Net cash provided by (used in) investing activities	75.9	63.7	—	(25.7)	(75.9)	38.0

Cash flows from financing activities:
Intercompany loans	—	(213.3)	—	213.3	—	—
Intercompany loan repayments	—	378.4	—	(378.4)	—	—
Payments from (to) parent	—	(75.9)	—	—	75.9	—
Proceeds from exercise of stock options	3.8	—	—	—	—	3.8
Payments of tax withholding for restricted shares	(2.2)	—	—	—	—	(2.2)
Proceeds from debt issuance	—	—	—	26.2	—	26.2
Payment of capital leases obligations	—	(10.3)	—	(1.2)	—	(11.5)
Repayment of long-term debt	(77.5)	(1.4)	—	(2.6)	—	(81.5)

Net cash provided by (used in) financing activities	(75.9)	77.5	—	(142.7)	75.9	(65.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.9)	—	(7.9)

Net (decrease) increase in cash and cash equivalents	—	131.2	—	(81.1)	—	50.1
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$343.3	$—	$193.7	$—	$537.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE QUARTER ENDED MARCH 30, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(31.3)	$(0.2)	$99.9	$—	$68.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(11.2)	(0.5)	(38.7)	—	(50.4)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(9.6)	—	(9.6)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	99.7	—	—	—	99.7
Purchase of held-to-maturity securities	—	(163.3)	—	—	—	(163.3)
Contribution from subsidiaries	0.5	—	—	—	(0.5)	—

Net cash provided by (used in) investing activities	0.5	(74.8)	(0.5)	(34.9)	(0.5)	(110.2)

Cash flows from financing activities:
Intercompany loans	—	(23.3)	—	23.3	—	—
Intercompany loan repayments	—	70.2	—	(70.2)	—	—
Payments from (to) parent	—	(0.5)	—	—	0.5	—
Proceeds from exercise of stock options	4.8	—	—	—	—	4.8
Payments of tax withholding for restricted shares	(5.3)	—	—	—	—	(5.3)
Repurchase of common stock	—	—	—	—	—	—
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Payment of capital leases obligations	—	(11.0)	—	(0.4)	—	(11.4)
Repayment of long-term debt	—	(1.1)	—	(14.5)	—	(15.6)
Net cash provided by (used in) financing activities	(0.5)	34.3	—	(59.8)	0.5	(25.5)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(5.5)	—	(5.5)

Net (decrease) increase in cash and cash equivalents	—	(71.8)	(0.7)	(0.3)	—	(72.8)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$232.7	$(0.9)	$348.3	$—	$580.1

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 26, 2013, and our unaudited consolidated financial statements for the fiscal quarter ended March 29, 2013, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2012 Form 10-K.

Company Highlights for the Quarter Ended March 29, 2013

•	Total revenues of $661.0 million

•	Gross margin of 30.9 percent

•	Net income per fully diluted share of $0.05

•	Retired $73.4 million in principal value of our 1.875% Notes

•

Extended the earliest date of debt maturity for a portion of our 2.625% Notes from December 2013 to December 2016 as part of an exchange transaction for $60.0 million in principal value of our 2.625% Notes in exchange for $58.5 million in principal value of our 2.625% Notes, Series B

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 4% during 2013 through 2015. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

Business Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) is driving innovation in energy efficient electronics. Our broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications. We design, manufacture and market an extensive portfolio of semiconductor components that address the design needs of sophisticated electronic systems and products. Our power management semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ unique products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing and communications systems. Our standard semiconductor components serve as “building block” components within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

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

Our extensive portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our product portfolio was comprised of approximately 44,000 products as of March 29, 2013 and we shipped approximately 9.9 billion units in the first three months of 2013, as compared to 8.9 billion units in the first three months of 2012. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of March 29, 2013, we were organized into three operating segments, which also represented our three reporting segments: Application Products Group, Standard Products Group, and SANYO Semiconductor Products Group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices associated with our operating segments, and may move product families or individual devices from one operating segment to another.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure; however, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We believe the business environment continues to experience significant uncertainty and volatility, which we believe has contributed to the current market weakness in our industry. These factors combined with other events, including the impact of the March 2011 Japan earthquake and resulting tsunami, the October 2011 flooding in Thailand and the heightened political and economic tensions between Japan and China, have either impacted us directly or have affected our customers and suppliers, which in turn has affected our business, including sales, production capacity, and results of operations for both our SANYO Semiconductor Products Group and our other reporting segments. Although we regard certain of these conditions as temporary, our continuing outlook will ultimately affect our future emphasis on marketing to various industries, our future research and development efforts into new product lines and our segments in general.

As a result of these factors, we have taken actions to align our overall cost structure with our expected revenue levels, including a voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. Additionally, we are continuing to review our capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections. See Note 4: “Restructuring, Asset Impairments, and Other, Net” for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Q2 2013 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $675 million to $715 million in the second quarter of 2013. Backlog levels for the second quarter of 2013 represent approximately 80% to 85% of our anticipated second quarter 2013 revenues. We estimate average selling prices for the second quarter of 2013 will be down approximately one to two percent when compared to the first quarter of 2013. For the second quarter of 2013, we estimate that gross margin as a percentage of revenues will be approximately 32.5% to 34.5%.

Results of Operations

Quarter Ended March 29, 2013 Compared to Quarter Ended March 30, 2012

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 29, 2013 and March 30, 2012 (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012	Dollar Change
Revenues	$661.0	$744.4	$(83.4)
Cost of revenues	456.5	499.2	(42.7)

Gross profit	204.5	245.2	(40.7)
Operating expenses:
Research and development	88.4	91.4	(3.0)
Selling and marketing	39.8	45.6	(5.8)
General and administrative	36.2	42.0	(5.8)
Amortization of acquisition-related intangible assets	8.4	11.1	(2.7)
Restructuring, asset impairments and other, net	(6.0)	11.5	(17.5)

Total operating expenses	166.8	201.6	(34.8)

Operating income	37.7	43.6	(5.9)

Other income (expenses), net:
Interest expense	(10.1)	(15.7)	5.6
Interest income	0.3	0.5	(0.2)
Other	0.9	4.7	(3.8)
Loss on debt exchange	(3.1)	—	(3.1)

Other income (expenses), net	(12.0)	(10.5)	(1.5)

Income before income taxes	25.7	33.1	(7.4)
Income tax provision	(2.4)	(4.1)	1.7

Net income	23.3	29.0	(5.7)
Less: Net income attributable to non-controlling interest	(0.7)	(0.8)	0.1

Net income attributable to ON Semiconductor Corporation	$22.6	$28.2	$(5.6)

Revenues

Revenues were $661.0 million and $744.4 million for the quarters ended March 29, 2013 and March 30, 2012, respectively. The decreased revenues during the quarter ended March 29, 2013 compared to the quarter ended March 30, 2012 was most pronounced in our SANYO Semiconductor Products Group with our other operating segments experiencing revenue declines as a result of a weakened demand environment associated with less favorable global economic conditions. Our SANYO Semiconductor Products Group was impacted by the continued effects of the October 2011 Thailand flood, which permanently damaged one of our SANYO Semiconductor Products Group’s manufacturing locations; a softening of the Japanese consumer market; a weakening Yen; and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels during the second half of 2012.

As compared to the quarter ended March 30, 2012, we experienced changes in volume and mix, which resulted in a decrease in revenue of approximately 3%, as well as a decline in average selling prices of approximately 8%. Our revenues by reportable segment for the quarters ended March 29, 2013 and March 30, 2012 were as follows (dollars in millions):

	Quarter Ended March 29, 2013	As a % of Total Revenue (1)	Quarter Ended March 30, 2012	As a % of Total Revenue (1)
Application Products Group	$245.0	37.1%	$259.9	34.9%
Standard Products Group	265.2	40.1%	278.6	37.4%
SANYO Semiconductor Products Group	150.8	22.8%	205.9	27.7%

Total revenues	$661.0		$744.4

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $14.9 million, or approximately 6%, from the first quarter of 2012 to the first quarter of 2013. This decrease is primarily attributable to a $10.5 million, or approximately 7%, decrease in revenues for our ASIC products combined with a decrease of $3.6 million, or approximately 53%, in revenues from foundry services.

Revenues from the Standard Products Group decreased by $13.4 million, or approximately 5%, from the first quarter of 2012 to the first quarter of 2013. This decrease is primarily attributable to a $2.7 million, or approximately 4%, decrease in revenue from our analog products, a decrease of $3.3 million, or approximately 21%, from our memory products, and a decrease of $2.1 million, or approximately 4%, from our TMOS products.

Revenues from the SANYO Semiconductor Products Group decreased by $55.1 million, or approximately 27%, from the first quarter of 2012 to the first quarter of 2013, due to the continued impact from the October 2011 Thailand flooding, a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China, which began to impact revenue levels in the second half of 2012.

Revenues by geographic location for the quarters ended March 29, 2013 and March 30, 2012 were as follows (dollars in millions):

	Quarter Ended March 29, 2013	As a % of Total Revenue (1)	Quarter Ended March 30, 2012	As a % of Total Revenue (1)
Americas	$105.1	15.9%	$120.7	16.2%
Japan	71.7	10.8%	115.2	15.5%
Other Asia/Pacific	386.4	58.5%	402.6	54.1%
Europe	97.8	14.8%	105.9	14.2%

Total	$661.0		$744.4

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended March 29, 2013 and March 30, 2012, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit by reportable segment for the quarters ended March 29, 2013 and March 30, 2012 was as follows (dollars in millions):

	Quarter Ended March 29, 2013	As a % of Segment Revenue (1)	Quarter Ended March 30, 2012	As a % of Segment Revenue (1)
Application Products Group	$106.9	43.6%	$114.3	44.0%
Standard Products Group	94.5	35.6%	103.0	37.0%
SANYO Semiconductor Products Group	8.6	5.7%	39.9	19.4%

Gross profit by segment	$210.0		$257.2
Unallocated Manufacturing (2)	(5.5)	(0.8)%	(12.0)	(1.6)%

Total gross profit	$204.5	30.9%	$245.2	32.9%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $204.5 million in the first quarter of 2013 compared to $245.2 million in the first quarter of 2012. The gross profit decrease of $40.7 million, or approximately 17%, during the first quarter of 2013 is primarily due to decreases in gross profit for our SANYO Semiconductor Products Group as a result of lower revenues, partially offset by our restructuring activities. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information on our restructuring activities.

Gross profit as a percentage of revenues decreased from approximately 33% in the first quarter of 2012 to approximately 31% in the first quarter of 2013, primarily due to decreased gross margin in our SANYO Semiconductor Products Group.

Operating Expenses

Research and development expenses were $88.4 million for the first quarter of 2013 compared to $91.4 million for the first quarter of 2012, representing a decrease of $3.0 million or approximately 3%. Research and development expenses represented approximately 13% and 12% of revenues for the first quarter of 2013 and the first quarter of 2012, respectively. This decrease in research and development expenses is primarily associated with decreased payroll and pension related expenses.

Selling and marketing expenses were $39.8 million for the first quarter of 2013 compared to $45.6 million for the first quarter of 2012, representing a decrease of $5.8 million or approximately 13%. Selling and marketing expenses as a percentage of revenue remained flat, represented approximately 6%, for both the first quarter of 2013 and the first quarter of 2012.

General and administrative expenses were $36.2 million in the first quarter of 2013 compared to $42.0 million in the first quarter of 2012, representing a decrease of $5.8 million or approximately 14%. General and administrative expenses represented approximately 5% and 6% of revenues for the first quarter of 2013 and the first quarter of 2012, respectively. The decrease is primarily attributable to reductions in outside services and decreased payroll expenses as a result of our restructuring activities initiated during 2012.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $8.4 million and $11.1 million for the quarters ended March 29, 2013 and March 30, 2012, respectively. The decrease of $2.7 million, or approximately 24%, is the result of assets belonging to our SANYO Semiconductor Products Group which were impaired during 2012 and, as a result, had significantly less remaining amortization during the quarter ended March 29, 2013. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K for information on intangible asset impairments during 2012.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in a net gain of $6.0 million for the quarter ended March 29, 2013 compared to expenses of $11.5 million for the quarter ended March 30, 2012. The information below summarizes the major activities for each respective quarter. For detailed information see Note 4: “Restructuring, Asset Impairments and Other, net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Quarter Ended March 29, 2013

During the quarter ended March 29, 2013, we initiated a voluntary retirement program for employees of SANYO Semiconductor and certain of its subsidiaries. We recorded net charges of approximately $16.6 million in connection with this program, which consisted of employee severance charges of $25.6 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $9.0 million.

Additionally, during the quarter ended March 29, 2013, we recorded $2.2 million of restructuring charges related to the announced closure of our Aizu facility for cost savings purposes. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owns the Aizu facility, which utilizes the Japanese Yen as its functional currency. The related amount was recorded as a benefit to restructuring, asset impairments and other, net on the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 12: “Changes in Accumulated Comprehensive Loss” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on amounts reclassified from accumulated other comprehensive loss.

Quarter Ended March 30, 2012

During the quarter ended March 30, 2012, we recorded $1.5 million of employee separation charges and other charges of $1.8 million for costs incurred relating to the closure of certain of our operations in Ayutthaya, Thailand and Bang Pa In, Thailand as a result of flooding in those regions.

Additionally, during the quarter ended March 30, 2012, we recorded $5.8 million of employee separation charges associated with the closure of our Aizu facility and $2.3 million in exit costs associated with the integration of certain operations of SANYO Semiconductor into our other operating segments.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended March 29, 2013 and March 30, 2012 is as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended March 29, 2013:
Segment operating income (loss)	$27.5	$57.6	$(45.7)	$39.4
For quarter ended March 30, 2012:
Segment operating income (loss)	$25.4	$62.1	$(20.4)	$67.1

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Operating income for reportable segments	$39.4	$67.1
Unallocated amounts:
Restructuring, asset impairments and other charges, net	6.0	(11.5)
Other unallocated manufacturing costs	(5.5)	(12.0)
Other unallocated operating expenses	(2.2)	—

Operating income	$37.7	$43.6

Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which are not directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $5.6 million, or approximately 36%, to $10.1 million during the quarter ended March 29, 2013 compared to $15.7 million during the quarter ended March 30, 2012. We recorded amortization of debt discount to interest expense of $3.1 million and $7.2 million for the quarters ended March 29, 2013 and March 30, 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended March 29, 2013 was $980.7 million with a weighted average interest rate of approximately 4.1%, compared to $1,198.0 million and a weighted average interest rate of approximately 5.3% during the quarter ended March 30, 2012.

Loss on Debt Exchange

During the quarter ended March 29, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this transaction extended the earliest put date for the exchanged amount from December 2013 to December 2016.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information on this exchange.

Other

Other expense decreased by $3.8 million from a gain of $4.7 million for the quarter ended March 30, 2012 to a gain of $0.9 million for the quarter ended March 29, 2013. The decrease is primarily attributable to certain foreign currency exchange movements that are not offset by our hedging activity.

Provision for Income Taxes

The provision for income taxes was $2.4 million and $4.1 million during the quarters ended March 29, 2013 and March 30, 2012, respectively.

The provision for the quarter ended March 29, 2013 was $2.4 million, which consisted of $2.1 million for income and withholding taxes of certain of our foreign operations and $0.3 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

The provision for the quarter ended March 30, 2012 was $4.1 million, which consisted of $4.4 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the first quarter of 2012.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended March 29, 2013 was 9.3%, which differs from the U.S. statutory federal income tax rate of 35%, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

During the quarter ended March 29, 2013, there have not been any material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2012 Form 10-K. For information on long-term debt see Note 6: “Long-Term Debt,” for operating leases see Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $27.4 million in 2013, in addition to approximately $21.7 million in payments associated with the voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. The future pension payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2013, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations.

Our balance of cash, cash equivalents and short-term investments was $614.3 million as of March 29, 2013. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at March 29, 2013 include approximately $420.6 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash through existing credit facilities, new bank loans, debt obligations or by settling loans with our foreign subsidiaries in order to cover our domestic needs.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of March 29, 2013. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $4.6 million as of March 29, 2013.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $77.4 million as of March 29, 2013. We are also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $302.0 million as of March 29, 2013. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $111.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

See Note 9: “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2012 Form 10-K for information on certain environmental matters.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the quarter ended March 29, 2013, we paid $38.9 million for capital expenditures, while during the quarter ended March 30, 2012, we paid approximately $50.4 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2013 is approximately $130 million, of which our current minimum contractual commitment is approximately $14.6 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Quarter Ended
	March 29, 2013	March 30, 2012
Summarized cash flow from operating activities
Net income	$23.3	$29.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51.3	61.1
Provision for excess inventories	15.9	15.8
Non-cash share-based compensation expense	5.8	7.4
Non-cash interest on convertible notes	3.1	7.2
Non-cash foreign currency translation gain	(21.0)	—
Other adjustments	(3.3)	1.7
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(14.8)	27.3
Inventories	(5.3)	(23.2)
Accounts payable	(9.0)	(81.2)
Deferred income on sales to distributors	(0.7)	(18.5)
Other changes in assets and liabilities	39.9	41.8

Net cash provided by operating activities	$85.2	$68.4

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $743.5 million at March 29, 2013 and has fluctuated between $961.3 million and $669.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended March 29, 2013 our working capital was most significantly impacted by the retirement of our 1.875% Notes and payments associated with our restructuring activities. See Note 6: “Long-Term Debt” and Note 4: “Restructuring, Asset Impairments, and Other, Net” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on the retirement of our 1.875% Notes and our restructuring activities during the quarter ended March 29, 2013.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $38.9 million during the quarter ended March 29, 2013, compared to cash capital expenditures of $50.4 million during the first quarter ended March 30, 2012. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the first quarter of 2013. Set forth below is a summary of certain key financing events affecting our capital structure during the first quarter of 2013. For a further discussion of our debt instruments, see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Convertible Note Exchange

During the quarter ended March 29, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes in exchange for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on this exchange.

For additional information with respect to our 2.625% Notes and 2.625% Notes, Series B, see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K.

Retirement of 1.875% Notes

On January 28, 2013, we settled the conversion obligation on the outstanding 1.875% Notes by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the conversion feature for the 1.875% Notes. The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of our obligation under the 1.875% Notes.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information relating to the retirement of our 1.875% Notes.

Note Payable to SMBC

On January 31, 2013, the Company amended and restated its seven-year unsecured loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information relating to the amendment and restatement of our seven-year unsecured loan obligation with SANYO Electric.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2: “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At March 29, 2013, our long-term debt (including current maturities) totaled $949.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $529.4 million as of March 29, 2013. We do have interest rate exposure with respect to the $420.2 million balance on our variable interest rate debt outstanding as of March 29, 2013. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at March 29, 2013 and December 31, 2012 was $193.2 million and $197.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $4.5 million as of March 29, 2013, assuming no offsetting hedge positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 29, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2012 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings (including the voluntary retirement program for employees of our SANYO Semiconductor Products Group and our recent global workforce reduction), significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A. “Risk Factors” in our 2012 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2012 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

On August 2, 2012, the Company announced a new share repurchase program (“Repurchase Program”) for up to $300.0 million of our common stock over a three-year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012. Under the Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods and/or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. Generally speaking, repurchases made under the Repurchase Program have been, and will be, made in open market transactions, including those pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act.

We did not repurchase any shares of our common stock under the Repurchase Program during the quarter ended March 29, 2013. As of March 29, 2013, there was approximately $244.7 million available for common stock repurchases pursuant to the Repurchase Program.

March 2013 Convertible Note Exchange

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of a note exchange transaction with respect to our 2.625% Notes and our 2.625% Notes, Series B.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of performance based award for Senior Vice Presidents and above) (1)(2)

10.2	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation and Sumitomo Mitsui Banking Corporation (2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 2, 2013	By:	/s/ Bernard Gutmann

Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of performance based award for Senior Vice Presidents and above) (1)(2)

10.2	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation and Sumitomo Mitsui Banking Corporation (2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.