Form 10-Q
period 2013-06-28
ON SEMICONDUCTOR CORP
filed 2013-08-02
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 26, 2013:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	449,869,865

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
DSP	Digital signal processing
ECL	Emitter Coupled Logic
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IP	Intellectual property
IPRD	In-process research and development
LED	Light-emitting diode
Motorola	Motorola Inc.
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal oxide semiconductor
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 28, 2013	December 31, 2012
Assets
Cash and cash equivalents	$396.1	$486.9
Short-term investments	182.9	144.8
Receivables, net	407.6	357.8
Inventories	559.7	581.7
Other current assets	67.2	111.7
Deferred income taxes	8.3	10.5

Total current assets	1,621.8	1,693.4
Property, plant and equipment, net	1,101.5	1,103.3
Deferred income taxes	38.9	31.2
Goodwill	184.6	184.6
Intangible assets, net	240.1	257.0
Other assets	54.5	58.9

Total assets	$3,241.4	$3,328.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$276.6	$279.5
Accrued expenses	188.9	228.3
Income taxes payable	0.5	4.9
Accrued interest	2.3	0.6
Deferred income on sales to distributors	152.9	134.5
Deferred income taxes	24.1	22.9
Current portion of long-term debt (see Note 6)	231.3	353.6

Total current liabilities	876.6	1,024.3
Long-term debt (see Note 6)	686.3	658.3
Other long-term liabilities	191.9	232.2
Deferred income taxes	21.3	22.9

Total liabilities	1,776.1	1,937.7

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 512,777,824 and 509,977,999 shares issued, 449,812,626 and 448,824,345 shares outstanding, respectively)	5.1	5.1
Additional paid-in capital	3,183.3	3,156.4
Accumulated other comprehensive loss	(51.1)	(41.1)
Accumulated deficit	(1,222.6)	(1,292.9)
Less: treasury stock, at cost; 62,965,198 and 61,153,654 shares, respectively	(480.7)	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,434.0	1,361.1
Non-controlling interest in consolidated subsidiary	31.3	29.6

Total stockholders’ equity	1,465.3	1,390.7

Total liabilities and equity	$3,241.4	$3,328.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenues	$688.3	$744.8	$1,349.3	$1,489.2
Cost of revenues	456.5	486.5	913.0	985.7

Gross profit	231.8	258.3	436.3	503.5
Operating expenses:
Research and development	83.1	97.8	171.5	189.2
Selling and marketing	43.3	47.0	83.1	92.6
General and administrative	40.2	40.9	76.4	82.9
Amortization of acquisition-related intangible assets	8.2	11.1	16.6	22.2
Restructuring, asset impairments and other, net	6.1	34.6	0.1	46.1

Total operating expenses	180.9	231.4	347.7	433.0

Operating income	50.9	26.9	88.6	70.5

Other income (expenses), net:
Interest expense	(9.3)	(14.1)	(19.4)	(29.8)
Interest income	0.4	0.3	0.7	0.8
Other	4.1	2.3	5.0	7.0
Loss on debt exchange	—	—	(3.1)	—

Other income (expenses), net	(4.8)	(11.5)	(16.8)	(22.0)

Income before income taxes	46.1	15.4	71.8	48.5
Income tax benefit (provision)	2.6	(7.2)	0.2	(11.3)

Net income	48.7	8.2	72.0	37.2
Less: Net income attributable to non-controlling interest	(1.0)	(1.3)	(1.7)	(2.1)

Net income attributable to ON Semiconductor Corporation	$47.7	$6.9	$70.3	$35.1

Comprehensive income (loss), net of tax:
Net income	$48.7	$8.2	$72.0	$37.2

Foreign currency translation adjustments	2.5	(2.6)	(5.8)	2.3
Effects of cash flow hedges	(3.4)	(0.3)	(4.3)	(0.7)
Unrealized gain (loss) on available-for-sale securities	0.2	(0.2)	0.1	0.3
Amortization of prior service costs of defined benefit plan	—	—	—	0.1

Other comprehensive income (loss)	(0.7)	(3.1)	(10.0)	2.0

Comprehensive income	48.0	5.1	62.0	39.2
Comprehensive income attributable to non-controlling interest	(1.0)	(1.3)	(1.7)	(2.1)

Comprehensive income attributable to ON Semiconductor Corporation	$47.0	$3.8	$60.3	$37.1

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.11	$0.02	$0.16	$0.08

Diluted	$0.11	$0.02	$0.16	$0.08

Weighted average common shares outstanding:
Basic	450.7	454.5	450.1	453.5

Diluted	453.3	457.5	452.9	459.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net income	$72.0	$37.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.6	121.4
Gain on sale or disposal of fixed assets	(7.1)	(2.0)
Loss on debt exchange	3.1	—
Amortization of debt issuance costs	0.6	1.1
Provision for excess inventories	39.9	27.3
Non-cash share-based compensation expense	16.4	12.6
Non-cash interest	5.8	13.2
Non-cash foreign currency translation gain	(21.0)	—
Deferred income taxes	(6.4)	2.0
Other	0.5	(0.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(56.5)	16.0
Inventories	(33.3)	(53.6)
Other assets	32.1	10.7
Accounts payable	2.9	(73.9)
Accrued expenses	(11.2)	49.1
Income taxes payable	(4.3)	(3.3)
Accrued interest	1.7	0.2
Deferred income on sales to distributors	18.4	(19.8)
Other long-term liabilities	(16.8)	(10.1)

Net cash provided by operating activities	140.4	127.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(84.7)	(114.7)
Proceeds from sales of property, plant and equipment	8.4	1.9
Deposits utilized for purchases of property, plant and equipment	(1.5)	(2.5)
Recovery from insurance on property, plant and equipment	—	11.5
Proceeds from held-to-maturity securities	124.2	232.6
Purchase of held-to-maturity securities	(162.3)	(222.6)

Net cash used in investing activities	(115.9)	(93.8)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	2.1	2.3
Proceeds from exercise of stock options	6.6	5.3
Payments of tax withholding for restricted shares	(2.2)	(8.3)
Repurchase of common stock	(9.4)	—
Proceeds from debt issuance	26.2	2.0
Payment of capital lease obligations	(21.8)	(21.2)
Repayment of long-term debt	(107.6)	(146.5)

Net cash used in financing activities	(106.1)	(166.4)

Effect of exchange rate changes on cash and cash equivalents	(9.2)	(2.4)

Net decrease in cash and cash equivalents	(90.8)	(135.1)
Cash and cash equivalents, beginning of period	486.9	652.9

Cash and cash equivalents, end of period	$396.1	$517.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), is driving innovation in energy efficient electronics. The Company’s broad portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in automotive, communications, computing, consumer, industrial, LED lighting, medical, military/aerospace, smart grid and power applications.

The Company uses a thirteen-week fiscal quarter accounting period for each quarter, with the first quarter ending on the last Friday in March and the fourth quarter ending on December 31. The three months ended June 28, 2013 and June 29, 2012 each contained 91 days. The six months ended June 28, 2013 and June 29, 2012 contained 179 days and 181 days, respectively.

The accompanying unaudited financial statements as of June 28, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2012 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Recent Accounting Pronouncements

ASU No. 2013-11—“Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”)

In July 2013, the FASB issued ASU 2013-11, which applies to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Pursuant to ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The amendments contained in ASU 2013-11 do not require new recurring disclosures. The related amendments are effective for reporting periods beginning after December 15, 2013, however early adoption is permitted. ASU 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

ASU No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”)

In February 2013, the FASB issued ASU 2013-02, which is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States of America to be reclassified to net income in its entirety in the same reporting period. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. See Note 12: “Changes in Accumulated Other Comprehensive Loss,” for a description of the reclassification of certain of the Company’s cumulative foreign currency translation adjustments out of accumulated other comprehensive loss.

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of June 28, 2013 and December 31, 2012 (in millions):

	Balance as of June 28, 2013			Balance as of December 31, 2012
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(410.2)	$137.2	$547.4	$(410.2)	$137.2
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$623.4	$(438.8)	$184.6	$623.4	$(438.8)	$184.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through June 28, 2013 that would require an expedited impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of June 28, 2013 and December 31, 2012 (in millions):

	June 28, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.0)	$—	$(0.4)	$4.5	5-12
Customer relationships	280.3	(98.7)	(27.2)	(23.0)	131.4	5-18
Patents	43.7	(17.8)	—	(13.7)	12.2	12
Developed technology	146.2	(59.0)	—	(2.4)	84.8	5-12
Trademarks	14.0	(5.7)	—	(1.1)	7.2	15

Total intangibles	$498.1	$(190.2)	$(27.2)	$(40.6)	$240.1

	December 31, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.7)	$—	$(0.4)	$4.8	5-12
Customer relationships	280.3	(91.8)	(26.9)	(23.0)	138.6	5-18
Patents	43.7	(16.6)	—	(13.7)	13.4	12
Developed technology	146.2	(51.3)	—	(2.4)	92.5	5-12
Trademarks	14.0	(5.2)	—	(1.1)	7.7	15

Total intangibles	$498.1	$(173.6)	$(26.9)	$(40.6)	$257.0

Amortization expense for acquisition-related intangible assets amounted to $8.2 million and $16.6 million for the quarter and six months ended June 28, 2013, respectively, and was $11.1 million and $22.2 million for the quarter and six months ended June 29, 2012, respectively. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2013	$16.5
2014	32.6
2015	31.7
2016	30.6
2017	27.7
Thereafter	101.0

Total estimated amortization expense	$240.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and six months ended June 28, 2013 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended June 28, 2013
SANYO Semiconductor Products Group Voluntary Retirement Program	$6.8	$—	$(2.9)	$3.9
Aizu facility closure	0.1	—	—	0.1
Other (1)	1.5	0.6	—	2.1

Total	$8.4	$0.6	$(2.9)	$6.1

Six months ended June 28, 2013
SANYO Semiconductor Products Group Voluntary Retirement Program	$32.4	$—	$(11.9)	$20.5
Aizu facility closure	2.3	—	(22.4)	(20.1)
Other (1)	3.3	0.6	(4.2)	(0.3)

Total	$38.0	$0.6	$(38.5)	$0.1

(1)	Includes charges related to certain reductions in workforce and facility closures which are not considered to be significant.

The following is a rollforward of the accrued restructuring charges from December 31, 2012 to June 28, 2013 (in millions):

	Balance as of December 31, 2012	Charges	Usage	Balance as of June 28, 2013
Estimated employee separation charges	$15.5	$34.5	$(40.7)	$9.3
Estimated costs to exit	1.6	3.5	(3.6)	1.5

Total	$17.1	$38.0	$(44.3)	$10.8

The activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2013 or had not been completed as of June 28, 2013, is as follows:

SANYO Semiconductor Products Group Voluntary Retirement Program

During first quarter of 2013, the Company initiated a voluntary retirement program for certain employees of the Company’s SANYO Semiconductor Products Group (the “Voluntary Retirement Program”). Approximately 500 employees accepted Voluntary Retirement Program packages and approximately 460 employees had retired by June 28, 2013. The remaining employees who accepted retirement packages are expected to retire by the end of 2013.

As a result of these headcount reductions, the Company recognized a $2.9 million and $11.9 million pension curtailment gain during the quarter and six months ended June 28, 2013, respectively, which is recorded in Restructuring, Asset Impairments and Other, Net. See Note 5: “Balance Sheet Information” for additional information relating to the adjustment to the pension and related retirement liabilities associated with the Voluntary Retirement Program.

As of June 28, 2013, the accrued liability associated with employee separation charges was $6.6 million. The Company expects to incur additional severance charges of approximately $1.7 million offset by pension curtailment gains of approximately $0.8 million related to pension plans for employees effected by the Voluntary Retirement Program, which is expected to be completed by the end of 2013.

Aizu Facility Closure

Cumulative charges of $85.9 million, net of adjustments, have been recognized through June 28, 2013, related to the closure of the Company’s Aizu facility for cost savings purposes. As of June 28, 2013, all employees have been terminated due to the closure of the Aizu facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

In connection with the closure and sale of its Aizu facility, the Company released the cumulative foreign currency translation adjustment of $21.0 million related to the Aizu facility, which was recorded as a benefit to Restructuring, Asset Impairments and Other, Net on the Company’s Consolidated Statements of Operations and Comprehensive Income for the six months ended June 28, 2013. See Note 12: “Changes in Accumulated Other Comprehensive Loss” for information on related amounts reclassified out of accumulated other comprehensive loss during the six months ended June 28, 2013.

Included in the table above is the accrued liability associated with employee separation charges at the Aizu facility of $0.8 million as of June 28, 2013. Additionally, the Company expects to incur additional exit charges between $0.5 million and $1.0 million during 2013.

Note 5: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of June 28, 2013 and December 31, 2012 consist of the following (dollars in millions):

	June 28, 2013	December 31, 2012
Receivables, net:
Accounts receivable	$408.6	$360.5
Less: Allowance for doubtful accounts	(1.0)	(2.7)

	$407.6	$357.8

Inventories:
Raw materials	$83.2	$73.2
Work in process	286.9	310.9
Finished goods	189.6	197.6

	$559.7	$581.7

Other current assets:
Prepaid expenses	$27.9	$24.3
Value added and other income tax receivables	22.2	34.3
Other	17.1	53.1

	$67.2	$111.7

Property, plant and equipment, net (1):
Land	$59.2	$67.4
Buildings	483.0	572.4
Machinery and equipment	1,940.7	1,979.4

Total property, plant and equipment	2,482.9	2,619.2
Less: Accumulated depreciation	(1,381.4)	(1,515.9)

	$1,101.5	$1,103.3

Accrued expenses:
Accrued payroll	$88.7	$102.9
Sales related reserves	53.3	64.9
Restructuring reserves	10.8	17.1
Accrued pension liability	0.9	7.4
Other	35.2	36.0

	$188.9	$228.3

(1)	Included in property, plant, and equipment are approximately $8.7 million of fixed assets which are held-for-sale as of June 28, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Warranty Reserves

The activity related to the Company’s warranty reserves for the six months ended June 28, 2013 and June 29, 2012, respectively, is as follows (in millions):

	Six Months Ended
	June 28, 2013	June 29, 2012
Beginning Balance	$10.2	$5.8
Provision	2.0	1.7
Usage	(5.1)	(0.4)

Ending Balance	$7.1	$7.1

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 28, 2013, the total accrued pension liability for underfunded plans was $155.5 million, of which the current portion of $0.9 million was classified as accrued expenses. As of December 31, 2012, the total accrued pension liability for underfunded plans was $201.4 million, of which the current portion of $7.4 million was classified as accrued expenses. As of June 28, 2013 and December 31, 2012, the total pension asset for overfunded plans was zero and $0.2 million, respectively.

During the first quarter of 2013, the Company initiated the Voluntary Retirement Program for certain employees of its SANYO Semiconductor Products Group, which triggered the re-measurement of the related pension assets and liabilities resulting in an actuarial loss of $13.6 million during the six months ended June 28, 2013. Additionally, for the quarter and six months ended June 28, 2013, the Company recorded a curtailment gain of $2.9 million and $11.9 million, respectively, in Restructuring, Asset Impairments and Other, Net. See Note 4: “Restructuring, Asset Impairments and Other, Net” for information on the Company’s restructuring activities.

As a result of the Voluntary Retirement Program, the Company expects to incur approximately $21.7 million in payments to impacted employees, in addition to the scheduled $27.4 million in estimated 2013 pension plan asset contributions.

The components of the Company’s net periodic pension expense for the quarter and six months ended June 28, 2013 and June 29, 2012 are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Service cost	$2.9	$3.1	$6.6	$5.3
Interest cost	1.6	1.6	3.6	2.9
Expected return on plan assets	(1.1)	(1.4)	(2.2)	(2.4)
Amortization of prior service cost	—	—	—	0.1
Curtailment gain	(2.9)	(6.6)	(11.9)	(6.6)
Actuarial loss	—	2.4	13.6	2.4

Total net periodic pension cost	$0.5	$(0.9)	$9.7	$1.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (dollars in millions):

	June 28, 2013	December 31, 2012
Senior Revolving Credit Facility (up to $325.0 million)	$—	$—
Loan with Japanese bank due 2013 through 2018, interest payable quarterly at 2.02% and 2.06%, respectively (1)	292.6	302.0
1.875% Notes (2)	—	73.4
2.625% Notes (net of discount of $2.0 million and $7.1 million, respectively) (3)	70.6	125.5
2.625% Notes, Series B (net of discount of $25.1 million and $24.2 million, respectively) (4)	331.8	274.2
Loan with Hong Kong bank, interest payable weekly at 2.35% and 1.96%, respectively	35.0	30.0
Loans with Philippine banks due 2013 through 2015, interest payable monthly and quarterly at an average rate of 1.94% and 1.97%, respectively	42.0	45.8
Loan with Chinese bank due 2014, interest payable quarterly at 3.38% and 3.41%, respectively	7.0	7.0
Loan with Japanese bank due 2013, interest payable monthly at an average rate of 1.55% and 1.58%, respectively	0.2	0.8
Loan with Singapore bank, interest payable weekly at 1.95% and 1.95%, respectively	17.0	15.0
Loan with British finance company, interest payable monthly at 1.51% and 1.51%, respectively	2.3	3.3
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	29.0	29.8
U.S. equipment financing payable monthly through 2016 at 2.94%	11.8	14.0
Canada equipment financing payable monthly through 2017 at 3.81%	6.8	—
Capital lease obligations	71.5	91.1

Long-term debt, including current maturities	917.6	1,011.9
Less: Current maturities	(231.3)	(353.6)

Long-term debt	$686.3	$658.3

(1)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(2)	The 1.875% Notes were partially redeemed by the Company on December 20, 2012. The balance as of December 31, 2012 for notes submitted for conversion was subject to a 20 consecutive trading-day observation period and was subsequently settled during January 2013.
(3)	The 2.625% Notes may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(4)	The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of June 28, 2013 are as follows (in millions):

Period	Expected Maturities
Remainder of 2013	$135.8
2014	147.6
2015	73.4
2016	424.6
2017	39.0
Thereafter	124.3

Total	$944.7

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

Loss on Debt Exchange

As further described below, the Company recognized a net loss of $3.1 million during the six months ended June 28, 2013 resulting from the exchange of certain of its 2.625% Notes.

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

For additional information with respect to the Company’s 2.625% Notes and 2.625% Notes, Series B, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2012 Form 10-K.

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

On January 28, 2013, the Company settled the conversion obligation on the outstanding 1.875% Notes by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the 1.875% Note’s conversion feature and was recorded as a reduction to additional paid-in capital during the six months ended June 28, 2013. The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of the obligation under the 1.875% Notes.

Note Payable to SMBC

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price for the Company’s acquisition of SANYO Semiconductor and certain related assets in early 2011. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $292.6 million and $302.0 million as of June 28, 2013 and December 31, 2012, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

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

Debt Guarantees

ON Semiconductor was the sole issuer of the 1.875% Notes and is the sole issuer of the 2.625% Notes and the 2.625% Notes, Series B (collectively, the “Convertible Notes”). See Note 15: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuers of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net income attributable to ON Semiconductor Corporation	$47.7	$6.9	$70.3	$35.1

Basic weighted average common shares outstanding	450.7	454.5	450.1	453.5
Add: Incremental shares for:
Dilutive effect of share-based awards	2.6	2.8	2.8	4.0
Dilutive effect of the Convertible Notes	—	0.2	—	1.6

Diluted weighted average common shares outstanding	453.3	457.5	452.9	459.1

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.11	$0.02	$0.16	$0.08

Diluted	$0.11	$0.02	$0.16	$0.08

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 13.2 million and 15.3 million for the quarters ended June 28, 2013 and June 29, 2012, respectively, and 12.9 million and 13.3 million for the six months ended June 28, 2013 and June 29, 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The dilutive impact related to the Convertible Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). Under the net share settlement calculation, the Company’s Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. As described in Note 6: “Long-Term Debt,” the 1.875% Notes were retired during the first quarter of 2013 and as a result, there were no incremental shares to consider for these notes.

Equity

Share Repurchase Program

During the quarter ended June 28, 2013, the Company repurchased approximately 1.5 million shares of common stock pursuant to a previously announced share repurchase program, for an aggregate purchase price of approximately $12.1 million, inclusive of fees, commissions and other expenses, at a weighted average price per share of $7.87. As of June 28, 2013, approximately $2.7 million of the aggregate repurchase amount remained unpaid and is recorded in accrued expenses in the Company’s Consolidated Balance Sheet. No shares of common stock were repurchased during the first quarter of 2013. None of these shares had been reissued or retired as of June 28, 2013, but may be reissued or retired by the Company at a later date. As of June 28, 2013, approximately $232.6 million remained of the total authorized amount to purchase common stock pursuant to the share repurchase program.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares withheld by the Company upon the vesting of restricted stock units to pay applicable statutory minimum amount of employee withholding taxes are considered common stock repurchases. The Company currently does not collect the applicable statutory minimum amount of employee withholding taxes from employees in connection with the vesting of restricted stock units. Instead, the Company automatically withholds, from the restricted stock units that vest, the portion of those shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due. The Company then pays the applicable statutory mimimum amount of withholding taxes in cash. The amount remitted for the quarter and six months ended June 28, 2013 was $2.2 million, for which the Company withheld approximately 0.3 million shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of June 28, 2013; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance was increased to $31.3 million at June 28, 2013 due to the non-controlling interest’s $1.7 million share of the earnings for the six months ended June 28, 2013.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance increased to $27.4 million at June 29, 2012 due to the non-controlling interest’s $2.1 million share of the earnings for the six months ended June 29, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarter and six months ended June 28, 2013 and June 29, 2012 were comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Cost of revenues	$1.4	$0.7	$2.5	$2.1
Research and development	1.7	0.9	3.1	2.5
Selling and marketing	1.6	0.8	2.7	2.4
General and administrative	5.9	2.8	8.1	5.6

Share-based compensation expense before income taxes	$10.6	$5.2	$16.4	$12.6

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$10.6	$5.2	$16.4	$12.6

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries, therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At June 28, 2013, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $7.0 million. At June 28, 2013, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $45.7 million. The total intrinsic value of stock options exercised during the quarter and six months ended June 28, 2013 was $1.1 million and $3.1 million, respectively. The Company recorded cash received from the exercise of stock options of $2.8 million and $6.6 million during the quarter and six months ended June 28, 2013, respectively. The Company recorded cash received from the issuance of shares under the ESPP of $2.1 million during the quarter and six months ended June 28, 2013, and recorded no related income tax benefits during the quarter and six months ended June 28, 2013.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the quarter and six months ended June 28, 2013 and June 29, 2012 are as follows (annualized percentages):

	Quarter Ended		Six Months Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Volatility	41.8%	45.4%	43.8%	46.7%
Risk-free interest rate	0.8%	1.0%	0.8%	0.9%
Expected term (in years)	5.1	4.9	5.1	4.8
Weighted-average fair value per share	$3.08	$3.52	$3.09	$3.41

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters and six months ended June 28, 2013 and June 29, 2012, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5.0% and 4.0% in the quarters and six months ended June 28, 2013 and June 29, 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Shares Available

As of December 31, 2012, there was an aggregate of 43.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 2.6 million shares available for issuance under the ESPP. On May 15, 2013, shareholders approved certain amendments to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 3.0 million to a total of 18.0 million. As of June 28, 2013, there was an aggregate of 38.7 million shares of common stock available for grant under the Amended and Restated SIP and 5.2 million shares available for issuance under the ESPP.

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Six Months Ended June 28, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2012	17.2	$7.70
Granted	—	—
Exercised	(1.2)	5.50
Canceled	(0.5)	8.47

Outstanding at June 28, 2013	15.5	$7.84	3.8	$15.2

Exercisable at June 28, 2013	12.1	$7.97	3.3	$12.2

Additional information about stock options outstanding at June 28, 2013 with exercise prices less than or above $8.08 per share, the effective closing price of the Company’s common stock at June 28, 2013, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.08	6.0	$6.06	1.8	$6.37	7.8	$6.13
Above $8.08	6.1	$9.85	1.6	$8.53	7.7	$9.59

Total outstanding	12.1	$7.97	3.4	$7.35	15.5	$7.84

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of June 28, 2013, and changes during the six months ended June 28, 2013 (number of shares in millions):

	Six Months Ended June 28, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2012	8.9	$8.75
Granted	4.0	8.18
Released	(1.1)	8.48
Forfeited	(0.7)	8.41

Non-vested shares underlying restricted stock units at June 28, 2013	11.1	$8.59

Stock Grant Awards

During the quarter and six months ended June 28, 2013, the Company granted approximately 0.2 million shares of stock pursuant to stock grant awards to certain directors of the Company with immediate vesting and a weighted average grant date fair value of $8.49 per share.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 28, 2013 (in millions):

Remainder of 2013	$11.3
2014	19.9
2015	15.1
2016	13.1
2017	11.4
Thereafter	42.9

Total	$113.7

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

As a result of its acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS have included implementation of the clean up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligation relating to environmental remediation and cleanup at this location. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be material.

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

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of June 28, 2013. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $4.6 million as of June 28, 2013.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately $77.4 million as of June 28, 2013. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $292.6 million as of June 28, 2013. See Note 6: “Long-Term Debt” for further information on this loan.

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

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2013 and December 31, 2012 (in millions):

	Balance as of June 28, 2013	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$315.9	$315.9	$385.9	$385.9
Money market funds	75.2	75.2	—	—
Treasuries	—	—	100.7	100.7
Commercial Paper	5.0	5.0	—	—
Corporate bonds	—	—	0.3	0.3
Other Current Assets
Foreign currency exchange contracts	$—	$—	$3.2	$3.2

Liabilities:
Foreign currency exchange contracts	$3.5	$3.5	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Short-term investments have an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and the ability to hold these securities until maturity. Short-term investments classified as held-to-maturity as of the quarters ended June 28, 2013 and December 31, 2012, respectively, were as follows (in millions):

	Balance at June 28, 2013			Balance at December 31, 2012
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments held-to-maturity
Commercial paper	$45.1	$—	$45.1	$25.5	$—	$25.5
Corporate bonds	130.7	(0.2)	130.5	119.3	(0.1)	119.2
Government agencies	7.1	—	7.1	—	—	—

	$182.9	$(0.2)	$182.7	$144.8	$(0.1)	$144.7

The Company’s financial assets are valued using market prices on active markets (Level 1). Level 1 instrument valuations are based on quoted prices for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $182.9 million is classified as held-to-maturity securities and is carried at amortized cost. There was a $0.2 million unrealized loss on these short-term investments as of June 28, 2013.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at June 28, 2013 and December 31, 2012 are as follows (in millions):

	June 28, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$402.4	$484.2	$473.1	$530.9
Long-term debt	$396.1	$374.5	$403.9	$380.6

The fair value of the Company’s Convertible Notes was estimated based on quoted market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal payments using current market rates for similar debt (Level 2) at June 28, 2013 and December 31, 2012.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As of June 28, 2013 and December 31, 2012, the Company had outstanding foreign exchange contracts in a net sell position with a net notional amount of $117.5 million and $197.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of June 28, 2013 and December 31, 2012 (in millions):

	June 28, 2013		December 31, 2012
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(15.7)	$15.7	$(17.4)	$17.4
Japanese Yen	(37.7)	37.7	(123.3)	123.3
Malaysian Ringgit	33.3	33.3	32.7	32.7
Philippine Peso	10.4	10.4	4.2	4.2
Other Currencies	9.4	20.4	(1.5)	19.7

	$(0.3)	$117.5	$(105.3)	$197.3

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of June 28, 2013, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the quarter and six months ended June 28, 2013 and June 29, 2012, realized and unrealized foreign currency transaction gain was $4.3 million and $0.1 million, respectively, and a gain of $4.8 million and $4.8 million, respectively.

As of June 28, 2013 and December 31, 2012, the Company had balances for contracts not designated as cash flow hedges of zero and $2.4 million, respectively, that were classified as other assets. As of June 28, 2013 and December 31, 2012, the Company had zero liability balances for these contracts.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of June 28, 2013 was approximately $83.2 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

For the quarter and six months ended June 28, 2013, the Company recorded a net loss of $3.4 million and $4.3 million, respectively, recognized in other comprehensive income on derivatives associated with cash flow hedges. As of June 28, 2013, the Company had $3.5 million liability balances for contracts designated as cash flow hedging instruments that were classified as other liabilities. As of December 31, 2012, the Company had liability balances for contracts designated as cash flow hedging instruments of $0.9 million that were classified as other liabilities. As of June 28, 2013, the Company had no asset balances for contracts designated as cash flow hedging instruments that were classified as other assets. As of December 31, 2012, the Company had $0.2 million of contracts designated as cash flow hedging instruments that were classified as other assets.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 12: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the six months ended June 28, 2013 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(42.2)	$(0.1)	$0.8	$0.4	$(41.1)

Other comprehensive income (loss) prior to reclassifications	15.2	—	(4.6)	0.1	10.7
Amounts reclassified from accumulated other comprehensive loss	(21.0)	—	0.3	—	(20.7)

Net current period other comprehensive loss	(5.8)	—	(4.3)	0.1	(10.0)

Balance as of June 28, 2013	$(48.0)	(0.1)	(3.5)	0.5	(51.1)

Included in accumulated other comprehensive loss as of December 31, 2012 is approximately $21.0 million relating to cumulative foreign currency translation gains associated with the Company’s subsidiary that owned its Aizu facility, which utilized the Japanese Yen as its functional currency. As further described in Note 4: “Restructuring, Asset Impairments and Other, Net,” the Company closed its Aizu facility during the first quarter of 2013. The liquidation of the Company’s subsidiary that owned its Aizu facility was substantially completed during the first quarter of 2013; therefore, the Company reclassified the associated cumulative foreign currency translation adjustments in its Consolidated Statements of Operations and Comprehensive Income.

There were no amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter ended June 28, 2013. Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the six months ended June 28, 2013 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item Where Net Income is Presented
Foreign currency translation adjustments	$(21.0)	Restructuring, asset impairments and other, net
Effects of cash flow hedges	0.3	Other income and expense

Total reclassifications	$(20.7)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 13: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Six Months Ended
	June 28, 2013	June 29, 2012
Non-cash financing activities:
Capital expenditures in accounts payable	$56.9	$100.1
Equipment acquired or refinanced through capital leases	2.1	15.9
Cash (received) paid for:
Interest income	$(0.7)	$(0.8)
Interest expense	11.3	15.3
Income taxes	7.4	11.5

Supplemental Disclosure of Business Interruption Insurance Recoveries

During the quarter and six months ended June 28, 2013, the Company recognized income of approximately $8.5 million and $13.5 million, respectively, pursuant to a business interruption insurance claim associated with damages caused by the 2011 Thailand flood. The Company has recorded these amounts as part of cost of revenues in its Consolidated Statement of Operations and Comprehensive Income. As of June 28, 2013, approximately $8.5 million of the related claim was agreed upon and recorded as part of receivables on the Company’s Consolidated Balance Sheet.

Supplemental Disclosure of Income Tax Information

The income tax benefit for the quarter and six months ended June 28, 2013 included the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of reserves of interest for potential liabilities in foreign jurisdictions, partially offset by income and withholding taxes of certain of our foreign operations and interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Note 14: Segment Information

As of June 28, 2013, the Company was organized into three operating segments, which also represented its three reporting segments: Application Products Group, Standard Products Group and SANYO Semiconductor Products Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and six months ended June 28, 2013 and June 29, 2012, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended June 28, 2013:
Revenues from external customers	$251.5	$276.4	$160.4	$688.3
Segment gross profit	$110.4	$106.0	$20.5	$236.9
Segment operating income (loss)	$22.2	$65.3	$(23.0)	$64.5
For the quarter ended June 29, 2012:
Revenues from external customers	$260.2	$279.2	$205.4	$744.8
Segment gross profit	$124.8	$109.4	$33.9	$268.1
Segment operating income (loss)	$36.6	$67.1	$(31.4)	$72.3

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended June 28, 2013:
Revenues from external customers	$496.5	$541.6	$311.2	$1,349.3
Segment gross profit	$217.3	$200.5	$29.1	$446.9
Segment operating income (loss)	$49.7	$122.9	$(68.7)	$103.9
For the six months ended June 29, 2012:
Revenues from external customers	$520.1	$557.8	$411.3	$1,489.2
Segment gross profit	$239.1	$212.4	$73.8	$525.3
Segment operating income (loss)	$62.0	$129.2	$(51.8)	$139.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	June 28, 2013	June 29, 2012
Gross profit for reportable segments	$236.9	$268.1
Unallocated amounts:
Other unallocated manufacturing costs	(5.1)	(9.8)

Gross profit	$231.8	$258.3

Operating income for reportable segments	$64.5	$72.3
Unallocated amounts:
Restructuring and other charges	(6.1)	(34.6)
Other unallocated manufacturing costs	(5.1)	(9.8)
Other unallocated operating expenses	(2.4)	(1.0)

Operating income	$50.9	$26.9

	Six Months Ended
	June 28, 2013	June 29, 2012
Gross profit for reportable segments	446.9	525.3
Unallocated amounts:
Other unallocated manufacturing costs	(10.6)	(21.8)

Gross profit	$436.3	$503.5

Operating income for reportable segments	103.9	139.4
Unallocated amounts:
Restructuring and other charges	(0.1)	(46.1)
Other unallocated manufacturing costs	(10.6)	(21.8)
Other unallocated operating expenses	(4.6)	(1.0)

Operating income	$88.6	$70.5

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country are summarized as follows (in millions):

	Quarter Ended
	June 28, 2013	June 29, 2012
United States	$98.5	$120.3
Japan	75.7	105.1
China	198.5	217.6
Singapore	180.9	163.5
United Kingdom	102.6	100.0
Other	32.1	38.3

	$688.3	$744.8

	Six Months Ended
	June 28, 2013	June 29, 2012
United States	$197.4	$231.6
Japan	147.3	220.3
China	397.9	435.9
Singapore	347.3	307.0
United Kingdom	200.3	205.8
Other	59.1	88.6

	$1,349.3	$1,489.2

For the quarters and six months ended June 28, 2013 and June 29, 2012, there were no individual customers which accounted for more than 10% of the Company’s total revenues.

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	June 28, 2013	December 31, 2012
United States	$263.8	$274.7
Japan	68.1	78.9
Czech Republic	115.3	118.0
Malaysia	212.1	185.0
Philippines	180.9	188.8
Other	261.3	257.9

	$1,101.5	$1,103.3

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

Certain amounts on the Condensed Consolidating Balance Sheet as of December 31, 2012 have been corrected. The corrected presentation contains the reclassification of long-term intercompany receivables and payables along with the related elimination.

These corrections to the classification of certain intercompany amounts are not considered to be material to the Company’s prior period financial statements. These corrections had no impact to total assets or the total equity of the Condensed Consolidated Balance Sheet. Additionally, these corrections had no impact on any liquidity measures of the Company or respective Guarantors, nor do they impact ratios derived from the Company’s balance sheet. Please refer to the tables at the end of this note for an illustrative representation of the reclassification impact on the Condensed Consolidating Balance Sheet as of December 31, 2012 and December 31, 2011. The Condensed Consolidating Statements of Operations and Comprehensive Income as well as the Condensed Consolidating Statements of Cash Flows were not affected by these corrections. See Note 19: “Guarantor and Non-Guarantor Statements” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2012 Form 10-K for certain corrections reflected in the Condensed Consolidating Statement of Cash Flows for the six months ended June 29, 2012.

Condensed consolidating financial information for the issuer of the Convertible Notes, the guarantor subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 28, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$179.5	$—	$216.6	$—	$396.1
Short-term investments	—	182.9	—	—	—	182.9
Receivables, net	—	56.9	—	350.7	—	407.6
Inventories	—	42.3	—	537.0	(19.6)	559.7
Short-term intercompany receivables	—	—	3.5	4.8	(8.3)	—
Other current assets	—	14.0	—	53.2	—	67.2
Deferred income taxes	—	1.6	—	6.7	—	8.3

Total current assets	—	477.2	3.5	1,169.0	(27.9)	1,621.8
Property, plant and equipment, net	—	261.2	2.6	839.9	(2.2)	1,101.5
Deferred income taxes	—	—	—	16.1	22.8	38.9
Goodwill	—	111.6	37.3	35.7	—	184.6
Intangible assets, net	—	120.6	—	143.4	(23.9)	240.1
Long-term intercompany receivables	—	30.4	—	—	(30.4)	—
Other assets	1,839.4	1,520.7	133.3	843.5	(4,282.4)	54.5

Total assets	$1,839.4	$2,521.7	$176.7	$3,047.6	$(4,344.0)	$3,241.4

Accounts payable	$—	$33.2	$0.1	$243.3	$—	$276.6
Accrued expenses	2.7	49.6	—	136.6	—	188.9
Income taxes payable	—	—	—	0.5	—	0.5
Accrued interest	0.4	1.8	—	0.1	—	2.3
Deferred income on sales to distributors	—	36.4	—	116.5	—	152.9
Deferred income taxes	—	—	—	1.3	22.8	24.1
Current portion of long-term debt	70.6	80.5	—	80.2	—	231.3
Short-term intercompany payables	—	8.3	—	—	(8.3)	—

Total current liabilities	73.7	209.8	0.1	578.5	14.5	876.6
Long-term debt	331.7	313.7	—	40.9	—	686.3
Other long-term liabilities	—	29.9	0.1	161.9	—	191.9
Deferred income taxes	—	1.6	—	19.7	—	21.3
Long-term intercompany payables	—	—	—	30.4	(30.4)	—

Total liabilities	405.4	555.0	0.2	831.4	(15.9)	1,776.1
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,183.3	2,479.6	259.9	1,402.8	(4,142.3)	3,183.3
Accumulated other comprehensive loss	(51.1)	(53.2)	—	(40.6)	93.8	(51.1)
Accumulated deficit	(1,222.6)	(460.0)	(134.3)	652.4	(58.1)	(1,222.6)
Less: treasury stock, at cost	(480.7)	—	—	—	—	(480.7)

Total ON Semiconductor Corporation stockholders’ equity	1,434.0	1,966.7	176.5	2,216.2	(4,359.4)	1,434.0
Non-controlling interest in consolidated subsidiary	—	—	—	—	31.3	31.3

Total equity	1,434.0	1,966.7	176.5	2,216.2	(4,328.1)	1,465.3

Total liabilities and equity	$1,839.4	$2,521.7	$176.7	$3,047.6	$(4,344.0)	$3,241.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$212.1	$—	$274.8	$—	$486.9
Short-term investments	—	144.8	—	—	—	144.8
Receivables, net	—	45.4	—	312.4	—	357.8
Inventories	—	34.5	—	578.4	(31.2)	581.7
Short-term intercompany receivables	—	—	3.3	17.2	(20.5)	—
Other current assets	—	10.6	—	101.1	—	111.7
Deferred income taxes	—	2.3	—	8.2	—	10.5

Total current assets	—	449.7	3.3	1,292.1	(51.7)	1,693.4
Property, plant and equipment, net	—	272.0	2.8	830.9	(2.4)	1,103.3
Deferred income taxes	—	—	—	8.5	22.7	31.2
Goodwill	—	111.7	37.2	35.7	—	184.6
Intangible assets, net	—	128.2	—	154.7	(25.9)	257.0
Long-term intercompany receivables	—	166.3	—	—	(166.3)	—
Other assets	1,834.6	1,431.5	129.5	837.7	(4,174.4)	58.9

Total assets	$1,834.6	$2,559.4	$172.8	$3,159.6	$(4,398.0)	$3,328.4

Accounts payable	$—	$24.1	—	255.4	—	$279.5
Accrued expenses	—	53.0	0.9	172.7	1.7	228.3
Income taxes payable	—	—	—	4.9	—	4.9
Accrued interest	0.5	—	—	0.1	—	0.6
Deferred income on sales to distributors	—	34.2	—	100.3	—	134.5
Deferred income taxes	—	—	—	0.1	22.8	22.9
Current portion of long-term debt	198.9	80.2	0.1	74.4	—	353.6
Short-term intercompany payables	—	20.4	—	0.1	(20.5)	—

Total current liabilities	199.4	211.9	1.0	608.0	4.0	1,024.3
Long-term debt	274.1	344.1	—	40.1	—	658.3
Other long-term liabilities	—	27.5	0.3	204.4	—	232.2
Deferred income taxes	—	2.4	—	20.5	—	22.9
Long-term intercompany payables	—	—	—	166.3	(166.3)	—

Total liabilities	473.5	585.9	1.3	1,039.3	(162.3)	1,937.7
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,156.4	2,549.3	259.2	1,402.9	(4,211.4)	3,156.4
Accumulated other comprehensive loss	(41.1)	(41.0)	—	(34.6)	75.6	(41.1)
Accumulated deficit	(1,292.9)	(535.1)	(138.6)	550.4	123.3	(1,292.9)
Less: treasury stock, at cost	(466.4)	—	—	—	—	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,361.1	1,973.5	171.5	2,120.3	(4,265.3)	1,361.1
Non-controlling interest in consolidated subsidiary	—	—	—	—	29.6	29.6

Total equity	1,361.1	1,973.5	171.5	2,120.3	(4,235.7)	1,390.7

Total liabilities and equity	$1,834.6	$2,559.4	$172.8	$3,159.6	$(4,398.0)	$3,328.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JUNE 28, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$150.2	$3.2	$1,086.3	$(551.4)	$688.3
Cost of revenues	—	121.2	—	891.8	(556.5)	456.5

Gross profit	—	29.0	3.2	194.5	5.1	231.8
Operating Expenses:
Research and development	—	12.3	2.7	68.1	—	83.1
Selling and marketing	—	18.0	0.2	25.1	—	43.3
General and administrative	—	11.0	0.2	29.0	—	40.2
Amortization of acquisition related intangible assets	—	3.8	—	5.4	(1.0)	8.2
Restructuring, asset impairments and other, net	—	—	—	6.1	—	6.1

Total operating expenses	—	45.1	3.1	133.7	(1.0)	180.9

Operating income (loss)	—	(16.1)	0.1	60.8	6.1	50.9
Other income (expenses), net:
Interest expense	(5.6)	(2.5)	—	(1.2)	—	(9.3)
Interest income	—	—	—	0.4	—	0.4
Other	—	(13.3)	—	17.4	—	4.1
Equity in earnings	53.3	79.8	2.5	0.1	(135.7)	—

Other income (expenses), net	47.7	64.0	2.5	16.7	(135.7)	(4.8)
Income before income taxes	47.7	47.9	2.6	77.5	(129.6)	46.1
Income tax benefit (provision)	—	(3.1)	—	5.7	—	2.6

Net income	47.7	44.8	2.6	83.2	(129.6)	48.7
Net income attributable to non-controlling interest	—	—	—	—	(1.0)	(1.0)

Net income attributable to ON Semiconductor Corporation	$47.7	$44.8	$2.6	$83.2	$(130.6)	$47.7

Comprehensive income attributable to ON Semiconductor Corporation	$47.0	$43.2	$2.6	$85.7	$(131.5)	$47.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JUNE 29, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$202.4	$6.6	$910.2	$(374.4)	$744.8
Cost of revenues	—	118.3	0.2	745.8	(377.8)	486.5

Gross profit	—	84.1	6.4	164.4	3.4	258.3
Operating Expenses:
Research and development	—	49.7	2.7	45.4	—	97.8
Selling and marketing	—	16.8	0.2	30.0	—	47.0
General and administrative	—	17.2	—	23.7	—	40.9
Amortization of acquisition related intangible assets	—	4.6	—	7.6	(1.1)	11.1
Restructuring, asset impairments and other, net	—	0.2	—	34.4	—	34.6

Total operating expenses	—	88.5	2.9	141.1	(1.1)	231.4

Operating income (loss)	—	(4.4)	3.5	23.3	4.5	26.9

Other income (expenses), net:
Interest expense	(9.5)	(2.4)	—	(2.2)	—	(14.1)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	(3.0)	—	5.3	—	2.3
Equity in earnings	16.4	25.3	3.0	—	(44.7)	—

Other income (expenses), net	6.9	20.1	3.0	3.2	(44.7)	(11.5)

Income before income taxes	6.9	15.7	6.5	26.5	(40.2)	15.4
Income tax provision	—	(2.0)	—	(5.2)	—	(7.2)

Net income	6.9	13.7	6.5	21.3	(40.2)	8.2
Net income attributable to non-controlling interest	—	—	—	—	(1.3)	(1.3)

Net income attributable to ON Semiconductor Corporation	$6.9	$13.7	$6.5	$21.3	$(41.5)	$6.9

Comprehensive income attributable to ON Semiconductor Corporation	$3.8	$12.6	$6.5	$19.7	$(38.8)	$3.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 28, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$328.3	$6.4	$2,034.1	$(1,019.5)	$1,349.3
Cost of revenues	—	233.5	0.2	1,711.0	(1,031.7)	913.0

Gross profit	—	94.8	6.2	323.1	12.2	436.3
Operating Expenses:
Research and development	—	53.9	5.2	112.4	—	171.5
Selling and marketing	—	34.7	0.3	48.1	—	83.1
General and administrative	—	16.1	0.4	59.9	—	76.4
Amortization of acquisition related intangible assets	—	7.6	—	11.0	(2.0)	16.6
Restructuring, asset impairments and other, net	—	1.0	—	(0.9)	—	0.1

Total operating expenses	—	113.3	5.9	230.5	(2.0)	347.7

Operating income (loss)	—	(18.5)	0.3	92.6	14.2	88.6

Other income (expenses), net:
Interest expense	(11.7)	(4.9)	—	(2.8)	—	(19.4)
Interest income	—	0.2	—	0.5	—	0.7
Other	—	(5.5)	—	10.5	—	5.0
Loss on debt exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	85.1	104.7	4.1	—	(193.9)	—

Other income (expenses), net	70.3	94.5	4.1	8.2	(193.9)	(16.8)

Income before income taxes	70.3	76.0	4.4	100.8	(179.7)	71.8
Income tax benefit (provision)	—	(0.9)	—	1.1	—	0.2

Net income	70.3	75.1	4.4	101.9	(179.7)	72.0
Net income attributable to non-controlling interest	—	—	—	—	(1.7)	(1.7)

Net income attributable to ON Semiconductor Corporation	$70.3	$75.1	$4.4	$101.9	$(181.4)	$70.3

Comprehensive income attributable to ON Semiconductor Corporation	$60.3	$63.0	$4.4	$95.8	$(163.2)	$60.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 29, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$388.0	$6.6	$1,803.7	$(709.1)	$1,489.2
Cost of revenues	—	234.4	0.4	1,453.9	(703.0)	985.7

Gross profit	—	153.6	6.2	349.8	(6.1)	503.5
Operating Expenses:
Research and development	—	92.9	5.3	91.0	—	189.2
Selling and marketing	—	33.9	0.4	58.3	—	92.6
General and administrative	—	32.4	0.2	50.3	—	82.9
Amortization of acquisition related intangible assets	—	9.1	—	15.2	(2.1)	22.2
Restructuring, asset impairments and other, net	—	0.2	—	45.9	—	46.1

Total operating expenses	—	168.5	5.9	260.7	(2.1)	433.0

Operating income (loss)	—	(14.9)	0.3	89.1	(4.0)	70.5

Other income (expenses), net:
Interest expense	(20.4)	(4.7)	—	(4.7)	—	(29.8)
Interest income	—	0.5	—	0.3	—	0.8
Other	—	3.2	—	3.8	—	7.0
Equity in earnings	55.5	60.2	4.9	—	(120.6)	—

Other income (expenses), net	35.1	59.2	4.9	(0.6)	(120.6)	(22.0)

Income before income taxes	35.1	44.3	5.2	88.5	(124.6)	48.5
Income tax benefit (provision)	—	6.5	—	(17.8)	—	(11.3)

Net income	35.1	50.8	5.2	70.7	(124.6)	37.2
Net income attributable to non-controlling interest	—	—	—	—	(2.1)	(2.1)

Net income attributable to ON Semiconductor Corporation	$35.1	$50.8	$5.2	$70.7	$(126.7)	$35.1

Comprehensive income attributable to ON Semiconductor Corporation	$37.1	$50.1	$5.2	$73.8	$(129.1)	$37.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by (used in) operating activities	$—	$(5.5)	$—	$151.5	$(5.6)	$140.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(16.3)	—	(68.4)	—	(84.7)
Proceeds from sales of property, plant and equipment	—	0.1	—	8.3	—	8.4
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.5)	—	(1.5)
Proceeds from held-to maturity securities	—	124.2	—	—	—	124.2
Purchase of held-to-maturity securities	—	(162.3)	—	—	—	(162.3)
Contribution from subsidiaries	80.4	—	—	—	(80.4)	—

Net cash provided by (used in) investing activities	80.4	(54.3)	—	(61.6)	(80.4)	(115.9)

Cash flows from financing activities:
Intercompany loan activity	—	(403.7)	—	403.7	—	—
Intercompany loan repayments to guarantor	—	539.6	—	(539.6)	—	—
Payments to parent	—	(86.0)	—	—	86.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.1	—	—	—	—	2.1
Proceeds from exercise of stock options	6.6	—	—	—	—	6.6
Payments of tax withholding for restricted shares	(2.2)	—	—	—	—	(2.2)
Repurchase of common stock	(9.4)	—	—	—	—	(9.4)
Proceeds from debt issuance	—	—	—	26.2	—	26.2
Payment of capital leases obligations	—	(19.7)	—	(2.1)	—	(21.8)
Repayment of long-term debt	(77.5)	(3.0)	—	(27.1)	—	(107.6)

Net cash provided by (used in) financing activities	(80.4)	27.2	—	(138.9)	86.0	(106.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.2)	—	(9.2)

Net decrease in cash and cash equivalents	—	(32.6)	—	(58.2)	—	(90.8)
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$179.5	$—	$216.6	$—	$396.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 29, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$90.9	$0.9	$42.3	$(6.6)	$127.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(38.6)	(0.7)	(75.4)	—	(114.7)
Proceeds from sales of property, plant and equipment	—	—	—	1.9	—	1.9
Deposits utilized for purchases of property, plant and equipment	—	—	—	(2.5)	—	(2.5)
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	232.6	—	—	—	232.6
Purchase of held-to-maturity securities	—	(222.6)	—	—	—	(222.6)
Contribution from subsidiaries	96.9	—	—	—	(96.9)	—

Net cash provided by (used in) investing activities	96.9	(28.6)	(0.7)	(64.5)	(96.9)	(93.8)

Cash flows from financing activities:
Intercompany loan activity	—	(180.6)	—	180.6	—	—
Intercompany loan repayments to guarantor	—	188.2	—	(188.2)	—	—
Payments to parent	—	(103.5)	—	—	103.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.3	—	—	—	—	2.3
Proceeds from exercise of stock options	5.3	—	—	—	—	5.3
Payments of tax withholding for restricted shares	(8.3)	—	—	—	—	(8.3)
Proceeds from debt issuance	—	—	—	2.0	—	2.0
Payment of capital leases obligations	—	(19.1)	—	(2.1)	—	(21.2)
Repayment of long-term debt	(96.2)	(2.1)	—	(48.2)	—	(146.5)

Net cash used in financing activities	(96.9)	(117.1)	—	(55.9)	103.5	(166.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)

Net (decrease) increase in cash and cash equivalents	—	(54.8)	0.2	(80.5)	—	(135.1)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$249.7	$—	$268.1	$—	$517.8

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Please refer below for the impact of the corrections to the Condensed Consolidating Balance Sheet as of December 31, 2012 (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2012
Increase (decrease) in long term intercompany	$—	$(144.5)	$(51.0)	$—	$195.5	$—
Increase (decrease) in other assets	(0.3)	144.4	51.0	10.4	(205.5)	—

Increase (decrease) in total assets	$(0.3)	$(0.1)	$—	$10.4	$(10.0)	$—

Increase (decrease) in short-term intercompany and current liabilities	$—	$(0.1)	$—	$0.1	$—	$—
Increase (decrease) in long-term intercompany and liabilities	(0.3)	—	—	10.3	(10.0)	—

Increase (decrease) in total liabilities	$(0.3)	$(0.1)	$—	$10.4	$(10.0)	$—

Please refer below for the impact of the corrections to the Condensed Consolidating Balance Sheet as of December 31, 2011 (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011 (As Reported)
Long-term intercompany receivables	$—	$348.8	$51.1	$—	$(399.9)	$—
Other assets	2,036.2	1,303.5	59.1	846.9	(4,169.5)	76.2
Short-term intercompany payables	—	30.6	—	—	(30.6)	—
Long-term intercompany payables	0.3	—	—	194.1	(194.4)	—

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011 (As Corrected)
Long-term intercompany receivables	$—	$204.3	$0.1	$—	$(204.4)	$—
Other assets	2,035.9	1,447.9	110.1	857.3	(4,375.0)	76.2
Short-term intercompany payables	—	30.5	—	0.1	(30.6)	—
Long-term intercompany payables	—	—	—	204.4	(204.4)	—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2011 (Impact of Correction)
Increase (decrease) in long-term intercompany receivables	$—	$(144.5)	$(51.0)	$—	$195.5	$—
Increase (decrease) in other assets	(0.3)	144.4	51.0	10.4	(205.5)	—

Increase (decrease) in total assets	$(0.3)	$(0.1)	$—	$10.4	$(10.0)	$—

Increase (decrease) in short-term intercompany and current liabilities	$—	$(0.1)	$—	$0.1	$—	$—
Increase (decrease) in long-term intercompany and liabilities	(0.3)	—	—	10.3	(10.0)	—

Increase (decrease) in total liabilities	$(0.3)	$(0.1)	$—	$10.4	$(10.0)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 26, 2013, and our unaudited consolidated financial statements for the fiscal quarter ended June 28, 2013, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2012 Form 10-K.

Company Highlights for the Quarter Ended June 28, 2013

•	Total revenues of $688.3 million

•	Gross margin of 33.7 percent

•	Net income per fully diluted share of $0.11

•

Completed the repurchase of approximately 1.5 million shares of common stock for an aggregate purchase price of approximately $12.1 million pursuant to our previously announced share repurchase program

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 5% during 2013 through 2015. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our extensive portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our product portfolio was comprised of approximately 45,000 products as of June 28, 2013 and we shipped approximately 20.4 billion units in the first six months of 2013, as compared to 18.8 billion units in the first six months of 2012. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of June 28, 2013, we were organized into three operating segments, which also represented our three reporting segments: Application Products Group, Standard Products Group, and SANYO Semiconductor Products Group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices associated with our operating segments, and may move product families or individual devices from one operating segment to another.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. While there have been recent indications of improving conditions, our business environment continues to experience significant uncertainty and volatility. We are continually reviewing our cost structure, capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections. See Note 4: “Restructuring, Asset Impairments, and Other, Net” for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Q3 2013 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $700 million to $730 million in the third quarter of 2013. Backlog levels for the third quarter of 2013 represent approximately 80% to 85% of our anticipated third quarter 2013 revenues. We estimate average selling prices for the third quarter of 2013 will be down approximately one to two percent when compared to the second quarter of 2013. For the third quarter of 2013, we estimate that gross margin as a percentage of revenues will be approximately 33.8% to 35.8%.

Results of Operations

Quarter Ended June 28, 2013 Compared to Quarter Ended June 29, 2012

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 28, 2013 and June 29, 2012 (in millions):

	Quarter Ended
	June 28, 2013	June 29, 2012	Dollar Change
Revenues	$688.3	$744.8	$(56.5)
Cost of revenues	456.5	486.5	(30.0)

Gross profit	231.8	258.3	(26.5)
Operating expenses:
Research and development	83.1	97.8	(14.7)
Selling and marketing	43.3	47.0	(3.7)
General and administrative	40.2	40.9	(0.7)
Amortization of acquisition-related intangible assets	8.2	11.1	(2.9)
Restructuring, asset impairments and other, net	6.1	34.6	(28.5)

Total operating expenses	180.9	231.4	(50.5)

Operating income	50.9	26.9	24.0

Other income (expenses), net:
Interest expense	(9.3)	(14.1)	4.8
Interest income	0.4	0.3	0.1
Other	4.1	2.3	1.8

Other income (expenses), net	(4.8)	(11.5)	6.7

Income before income taxes	46.1	15.4	30.7
Income tax benefit (provision)	2.6	(7.2)	9.8

Net income	48.7	8.2	40.5
Less: Net income attributable to non-controlling interest	(1.0)	(1.3)	0.3

Net income attributable to ON Semiconductor Corporation	$47.7	$6.9	$40.8

Revenues

Revenues were $688.3 million and $744.8 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. The decrease in revenues during the quarter ended June 28, 2013 compared to the quarter ended June 29, 2012 was most pronounced in our SANYO Semiconductor Products Group with our other operating segments also experiencing revenue declines as a result of a weakened demand environment associated with less favorable global economic conditions. Our SANYO Semiconductor Products Group was impacted by a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels during the second half of 2012.

As compared to the quarter ended June 29, 2012, we experienced changes in volume and mix, which resulted in a decrease in revenue of approximately 1%, as well as a decline in average selling prices of approximately 7% during the quarter ended June 28, 2013.

Our revenues by reportable segment for the quarters ended June 28, 2013 and June 29, 2012 were as follows (dollars in millions):

	Quarter Ended June 28, 2013	As a % of Total Revenue (1)	Quarter Ended June 29, 2012	As a % of Total Revenue (1)
Application Products Group	$251.5	36.5%	$260.2	34.9%
Standard Products Group	276.4	40.2%	279.2	37.5%
SANYO Semiconductor Products Group	160.4	23.3%	205.4	27.6%

Total revenues	$688.3		$744.8

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $8.7 million, or approximately 3%, from the second quarter of 2012 to the second quarter of 2013. This decrease is primarily attributable to a $7.7 million, or approximately 5%, decrease in revenues for our ASIC products combined with a decrease of $2.5 million, or approximately 21%, in revenues from ECL products, partially offset by increases in revenue from analog and TMOS products.

Revenues from the Standard Products Group decreased by $2.8 million, or approximately 1%, from the second quarter of 2012 to the second quarter of 2013. This decrease is primarily attributable to a $6.4 million, or approximately 10%, decrease in revenue from our TMOS products, partially offset by increases in revenue from our standard logic and analog products.

Revenues from the SANYO Semiconductor Products Group decreased by $45.0 million, or approximately 22%, from the second quarter of 2012 to the second quarter of 2013, due to a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China, which began to impact revenue levels in the second half of 2012.

Revenues by geographic location for the quarters ended June 28, 2013 and June 29, 2012 were as follows (dollars in millions):

	Quarter Ended June 28, 2013	As a % of Total Revenue (1)	Quarter Ended June 29, 2012	As a % of Total Revenue (1)
United States	$98.5	14.3%	$120.3	16.2%
Japan	75.7	11.0%	105.1	14.1%
China	198.5	28.8%	217.6	29.2%
Singapore	180.9	26.3%	163.5	22.0%
United Kingdom	102.6	14.9%	100.0	13.4%
Other	32.1	4.7%	38.3	5.1%

Total	$688.3		$744.8

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended June 28, 2013 and June 29, 2012, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit by reportable segment for the quarters ended June 28, 2013 and June 29, 2012 was as follows (dollars in millions):

	Quarter Ended June 28, 2013	As a % of Segment Revenue (1)	Quarter Ended June 29, 2012	As a % of Segment Revenue (1)
Application Products Group	$110.4	43.9%	$124.8	48.0%
Standard Products Group	106.0	38.4%	109.4	39.2%
SANYO Semiconductor Products Group	20.5	12.8%	33.9	16.5%

Gross profit by segment	$236.9		$268.1
Unallocated manufacturing (2)	(5.1)	(0.7)%	(9.8)	(1.3)%

Total gross profit	$231.8	33.7%	$258.3	34.7%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $231.8 million in the second quarter of 2013 compared to $258.3 million in the second quarter of 2012. The gross profit decrease of $26.5 million, or approximately 10%, during the second quarter of 2013 is primarily due to decreases in gross profit for our Application Products Group and SANYO Semiconductor Products Group.

Gross profit as a percentage of revenues decreased from approximately 35% in the second quarter of 2012 to approximately 34% in the second quarter of 2013, primarily due to the decreased gross margin in our Application Products Group, which was driven by changes in mix across certain product lines, and decreased gross margin in our SANYO Semiconductor Products Group, which experienced a decline in revenues along with an increase in inventory reserves and, to a lesser extent, the expiration of certain operational support credits at the end of 2012.

Operating Expenses

Research and development expenses were $83.1 million for the second quarter of 2013 compared to $97.8 million for the second quarter of 2012, representing a decrease of $14.7 million or approximately 15%. This decrease in research and development expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased share-based compensation expense and the impact of a weakening Yen. Research and development expenses represented approximately 12% and 13% of revenues for the second quarter of 2013 and the second quarter of 2012, respectively.

Selling and marketing expenses were $43.3 million for the second quarter of 2013 compared to $47.0 million for the second quarter of 2012, representing a decrease of $3.7 million or approximately 8%. This decrease in selling and marketing expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased share-based compensation expense and the impact of a weakening Yen. Selling and marketing expenses as a percentage of revenue remained flat, representing approximately 6%, for both the second quarter of 2013 and the second quarter of 2012.

General and administrative expenses were $40.2 million in the second quarter of 2013 compared to $40.9 million in the second quarter of 2012, representing a decrease of $0.7 million or approximately 2%. This decrease in general and administrative expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased share-based compensation expense and the impact of a weakening Yen. General and administrative expenses represented approximately 6% and 5% of revenues for the second quarter of 2013 and the second quarter of 2012, respectively.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $8.2 million and $11.1 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. The decrease of $2.9 million, or approximately 26%, is the result of the impairment of certain of SANYO Semiconductor Products Group’s intangible assets recorded during the fourth quarter of 2012, which significantly reduced the carrying value of the related assets. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K for information on intangible asset impairments during 2012.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $6.1 million for the quarter ended June 28, 2013 compared to $34.6 million for the quarter ended June 29, 2012. The information below summarizes certain activities for each respective quarter. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to restructuring activities.

Quarter Ended June 28, 2013

During the quarter ended June 28, 2013, we recorded net charges of approximately $3.9 million in connection with the voluntary retirement program for certain employees of our SANYO Semiconductor Products Group, which consisted of employee severance charges of $6.8 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $2.9 million.

Quarter Ended June 29, 2012

During the quarter ended June 29, 2012, we initiated a separate voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. During the quarter ended June 29, 2012, we recorded charges of $30.8 million associated with this activity, which was comprised of employee severance charges of $42.5 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $11.7 million.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended June 28, 2013 and June 29, 2012 is as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended June 28, 2013:
Segment operating income (loss)	$22.2	$65.3	$(23.0)	$64.5
For quarter ended June 29, 2012:
Segment operating income (loss)	$36.6	$67.1	$(31.4)	$72.3

Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	June 28, 2013	June 29, 2012
Operating income for reportable segments	$64.5	$72.3
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(6.1)	(34.6)
Other unallocated manufacturing costs	(5.1)	(9.8)
Other unallocated operating expenses	(2.4)	(1.0)

Operating income	$50.9	$26.9

Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which are not directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $4.8 million to $9.3 million during the quarter ended June 28, 2013 compared to $14.1 million during the quarter ended June 29, 2012. We recorded amortization of debt discount to interest expense of $2.7 million and $6.0 million for the quarters ended June 28, 2013 and June 29, 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended June 28, 2013 was $933.6 million at a weighted average interest rate of approximately 4.0%, compared to $1,129.6 million at a weighted average interest rate of approximately 5.0% during the quarter ended June 29, 2012.

Other

Other income increased by $1.8 million from a gain of $2.3 million for the quarter ended June 29, 2012 to a gain of $4.1 million for the quarter ended June 28, 2013. The increase is primarily attributable to the impact of our hedging activities during the quarter ended June 28, 2013.

Provision for Income Taxes

We recorded an income tax benefit of $2.6 million and a provision for income taxes of $7.2 million during the quarters ended June 28, 2013 and June 29, 2012, respectively.

The income tax benefit for the quarter ended June 28, 2013 was $2.6 million, which consisted of the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $0.1 million for reserves of interest for potential liabilities in foreign jurisdictions, partially offset by $3.3 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

The income tax provision for the quarter ended June 29, 2012 was $7.2 million, which consisted of $7.0 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended June 28, 2013 was a 5.6% benefit, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of certain valuation allowances during the quarter ended June 28, 2013. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Six Months Ended June 28, 2013 Compared to Six Months Ended June 29, 2012

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 28, 2013 and June 29, 2012 (in millions):

	Six Months Ended
	June 28, 2013	June 29, 2012	Dollar Change
Revenues	$1,349.3	$1,489.2	$(139.9)
Cost of revenues	913.0	985.7	(72.7)

Gross profit	436.3	503.5	(67.2)
Operating expenses:
Research and development	171.5	189.2	(17.7)
Selling and marketing	83.1	92.6	(9.5)
General and administrative	76.4	82.9	(6.5)
Amortization of acquisition-related intangible assets	16.6	22.2	(5.6)
Restructuring, asset impairments and other, net	0.1	46.1	(46.0)

Total operating expenses	347.7	433.0	(85.3)

Operating income	88.6	70.5	18.1

Other income (expenses), net:
Interest expense	(19.4)	(29.8)	10.4
Interest income	0.7	0.8	(0.1)
Other	5.0	7.0	(2.0)
Loss on debt exchange	(3.1)	—	(3.1)

Other income (expenses), net	(16.8)	(22.0)	5.2

Income before income taxes	71.8	48.5	23.3
Income tax benefit (provision)	0.2	(11.3)	11.5

Net income	72.0	37.2	34.8
Less: Net income attributable to non-controlling interest	(1.7)	(2.1)	0.4

Net income attributable to ON Semiconductor Corporation	$70.3	$35.1	$35.2

Revenues

Revenues were $1,349.3 million and $1,489.2 million for the six months ended June 28, 2013 and June 29, 2012, respectively. The decrease in revenues during the six months ended June 28, 2013 compared to the six months ended June 29, 2012 was most pronounced in our SANYO Semiconductor Products Group with our other operating segments also experiencing revenue declines as a result of a weakened demand environment associated with less favorable global economic conditions. Our SANYO Semiconductor Products Group was impacted by a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels during the second half of 2012.

For the six months ended June 28, 2013, we experienced a decrease in volume and mix of approximately 2% and a decline in average selling prices of approximately 7% as compared to the six months ended June 29, 2012.

Our revenues by reportable segment for the six months ended June 28, 2013 and June 29, 2012 were as follows (dollars in millions):

	Six Months Ended June 28, 2013	As a % of Total Revenue (1)	Six Months Ended June 29, 2012	As a % of Total Revenue (1)
Application Products Group	$496.5	36.8%	$520.1	34.9%
Standard Products Group	541.6	40.1%	557.8	37.5%
SANYO Semiconductor Products Group	311.2	23.1%	411.3	27.6%

Total revenues	$1,349.3		$1,489.2

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $23.6 million, or approximately 5%, from the six months ended June 29, 2012 to the six months ended June 28, 2013. This decrease is primarily attributable to a $18.2 million, or approximately 6%, decrease in revenues from our ASIC products combined with a decrease of $5.1 million, or approximately 21%, in revenues from our ECL products.

Revenues from the Standard Products Group decreased by $16.2 million, or approximately 3%, from the six months ended June 29, 2012 to the six months ended June 28, 2013. This decrease is primarily attributable to a $8.5 million, or approximately 7%, decrease in revenue from our TMOS products, a decrease of $3.9 million, or approximately 13%, from our memory products, and a decrease of $1.7 million, or approximately 1%, from our analog products.

Revenues from the SANYO Semiconductor Products Group decreased by $100.1 million, or approximately 24%, from the six months ended June 29, 2012 to the six months ended June 28, 2013, due to a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China, which began to impact revenue levels during the second half of 2012.

Revenues by geographic location for the six months ended June 28, 2013 and June 29, 2012 were as follows (dollars in millions):

	Six Months Ended June 28, 2013	As a % of Total Revenue (1)	Six Months Ended June 29, 2012	As a % of Total Revenue (1)
United States	$197.4	14.6%	$231.6	15.6%
Japan	147.3	10.9%	220.3	14.8%
China	397.9	29.5%	435.9	29.3%
Singapore	347.3	25.7%	307.0	20.6%
United Kingdom	200.3	14.8%	205.8	13.8%
Other	59.1	4.4%	88.6	5.9%

Total	$1,349.3		$1,489.2

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended June 28, 2013 and June 29, 2012, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit by reportable segment for the six months ended June 28, 2013 and June 29, 2012, respectively, was as follows (in millions):

	Six Months Ended June 28, 2013	As a % of Segment Revenue	Six Months Ended June 29, 2012	As a % of Segment Revenue
Application Products Group	217.3	43.8%	239.1	46.0%
Standard Products Group	200.5	37.0%	212.4	38.1%
SANYO Semiconductor Products Group	29.1	9.4%	73.8	17.9%

Gross profit by segment	$446.9		$525.3
Unallocated manufacturing (1)	(10.6)	(7.8)%	(21.8)	(1.5)%

Total gross profit	$436.3	32.3%	$503.5	33.8%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $436.3 million for the six months ended June 28, 2013 compared to $503.5 million for the six months ended June 29, 2012. The gross profit decrease of $67.2 million for the six months ended June 28, 2013 is primarily attributable to a decrease in gross profit for our SANYO Semiconductor Products Group.

Gross profit as a percentage of revenues decreased from approximately 34% for the six months ended June 29, 2012 to 32% for the six months ended June 28, 2013, primarily due to the decreased gross margin in our SANYO Semiconductor Products Group, which experienced a decline in revenues along with an increase in inventory reserves and, to a lesser extent, the expiration of certain operational support credits at the end of 2012.

Operating Expenses

Research and development expenses were $171.5 million for the six months ended June 28, 2013 compared to $189.2 million for the six months ended June 29, 2012, representing a decrease of $17.7 million or 9%. This decrease in research and development expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased share-based compensation expense and the impact of a weakening Yen. Research and development expenses as a percentage of revenue remained flat, representing approximately 13% for each of the six months ended June 28, 2013 and June 29, 2012.

Selling and marketing expenses were $83.1 million for the six months ended June 28, 2013 compared to $92.6 million for the six months ended June 29, 2012, representing a decrease of $9.5 million or approximately 10%. This decrease in selling and marketing expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased commission and share-based compensation expense along with the impact of a weakening Yen. Selling and marketing expenses as a percentage of revenue remained flat, representing approximately 6% for each of the six months ended June 28, 2013 and June 29, 2012.

General and administrative expenses were $76.4 million for the six months ended June 28, 2013 compared to $82.9 million for the six months ended June 29, 2012, representing a decrease of $6.5 million or 8%. This decrease in general and administrative expenses is primarily associated with decreased payroll and outside service related expenses resulting from our previously enacted restructuring and cost saving activities, partially offset by increased share-based compensation expense and the impact of a weakening Yen. General and administrative expenses as a percentage of revenue remained flat, representing approximately 6% for each of the six months ended June 28, 2013 and June 29, 2012.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $16.6 million and $22.2 million for the six months ended June 28, 2013 and June 29, 2012, respectively. The decrease of $5.6 million, or approximately 25%, is the result of the impairment of certain of SANYO Semiconductor Products Group’s intangible assets recorded during the fourth quarter of 2012, which significantly reduced the carrying value of the related assets. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K for information on intangible asset impairments during 2012.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $0.1 million for the six months ended June 28, 2013 compared to $46.1 million for the six months ended June 29, 2012. The information below summarizes the certain of the activities for each respective period. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to restructuring activities.

Six Months Ended June 28, 2013

During the six months ended June 28, 2013, we initiated a voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. We recorded net charges of approximately $20.5 million in connection with this program, which consisted of employee severance charges of $32.4 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $11.9 million.

Additionally, during the six months ended June 28, 2013, we recorded $2.3 million of restructuring charges related to the announced closure of our Aizu facility for cost savings purposes. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owned the Aizu facility, which utilized the Japanese Yen as its functional currency. The related amount was recorded as a benefit to restructuring, asset impairments and other, net on the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 12: “Changes in Accumulated Other Comprehensive Loss” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on amounts reclassified from accumulated other comprehensive loss.

Six Months Ended June 29, 2012

During the six months ended June 29, 2012, we initiated a separate voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. During the six months ended June 29, 2012, we recorded charges of $30.8 million associated with this activity, which was comprised of employee severance charges of $42.5 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $11.7 million.

Operating Income

Information about operating income (loss) from our reportable segments for the six months ended June 28, 2013 and June 29, 2012 is as follows (in millions):

	Applications Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the six months ended June 28, 2013:
Segment operating income (loss)	$49.7	$122.9	$(68.7)	$103.9
For the six months ended June 29, 2012:
Segment operating income (loss)	$62.0	$129.2	$(51.8)	$139.4

Reconciliations of segment information to the financial statements is as follows (in millions):

	Six Months Ended
	June 28, 2013	June 29, 2012
Operating income for reportable segments	$103.9	$139.4
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(0.1)	(46.1)
Other unallocated manufacturing costs	(10.6)	(21.8)
Other unallocated operating expenses	(4.6)	(1.0)

Operating income	$88.6	$70.5

Interest Expense

Interest expense decreased by $10.4 million to $19.4 million for the six months ended June 28, 2013 compared to $29.8 million in the first six months of 2012. We recorded amortization of debt discount to interest expense of $5.8 million and $13.2 million for the six months ended June 28, 2013 and June 29, 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) for the six months ended June 28, 2013 was $964.7 million at a weighted average interest rate of 4.0%, compared to $1,138.7 million at a weighted average interest rate of 5.2% for the six months ended June 29, 2012.

Other

Other income decreased $2.0 million from a gain of $7.0 million for the six months ended June 29, 2012 to a gain of $5.0 million for the six months ended June 28, 2013. The decrease is primarily attributable to certain foreign currency exchange movements that are not offset by our hedging activity.

Loss on Debt Exchange

During the six months ended June 28, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this transaction extended the earliest put date for the exchanged amount from December 2013 to December 2016.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information on this exchange.

Provision for Income Taxes

We recorded an income tax benefit of $0.2 million and an income tax provision of $11.3 million during the six months ended June 28, 2013 and June 29, 2012, respectively.

The income tax benefit for the six months ended June 28, 2013 was $0.2 million, which consisted of the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $0.1 million for reserves of interest for potential liabilities in foreign jurisdictions, partially offset by $5.4 million for income and withholding taxes of certain of our foreign operations and $0.5 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

The income tax provision for the six months ended June 29, 2012 was $11.3 million, which consisted of $11.3 million for income and withholding taxes of certain of our foreign operations and $0.5 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the six months ended June 29, 2012.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the six months ended June 28, 2013 was 0.3%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of certain valuation allowances during the six months ended June 28, 2013. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

During the six months ended June 28, 2013, there have not been any material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2012 Form 10-K. For information on long-term debt see Note 6: “Long-Term Debt,” for operating leases see Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

We expect to make cash contributions and pension payments to comply with local funding requirements of approximately $27.4 million in 2013, in addition to approximately $21.7 million in payments associated with the voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. This pension estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2013, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations.

Our balance of cash, cash equivalents and short-term investments was $579.0 million as of June 28, 2013. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at June 28, 2013 include approximately $362.4 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to raise cash by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of June 28, 2013. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $4.6 million as of June 28, 2013.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $77.4 million as of June 28, 2013. We are also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $292.6 million as of June 28, 2013. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $113.7 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the six months ended June 28, 2013, we paid $84.7 million for capital expenditures, while during the six months ended June 29, 2012, we paid approximately $114.7 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2013 is approximately $85 million, of which our current minimum contractual commitment is approximately $11.3 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Six Months Ended
	June 28, 2013	June 29, 2012
Summarized cash flow from operating activities
Net income	$72.0	$37.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.6	121.4
Provision for excess inventories	39.9	27.3
Non-cash share-based compensation expense	16.4	12.6
Non-cash interest	5.8	13.2
Non-cash foreign currency translation gain	(21.0)	—
Other adjustments	(9.3)	0.5
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(56.5)	16.0
Inventories	(33.3)	(53.6)
Accounts payable	2.9	(73.9)
Deferred income on sales to distributors	18.4	(19.8)
Other long-term liabilities	(16.8)	(10.1)
Other changes in assets and liabilities	18.3	56.7

Net cash provided by operating activities	$140.4	$127.5

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $745.2 million at June 28, 2013 and has fluctuated between $912.6 million and $669.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended June 28, 2013 our working capital was most significantly impacted by the retirement of our 1.875% Notes and payments associated with our restructuring activities. See Note 6: “Long-Term Debt” and Note 4: “Restructuring, Asset Impairments, and Other, Net” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on the retirement of our 1.875% Notes and our restructuring activities during the six months ended June 28, 2013.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $84.7 million during the six months ended June 28, 2013, compared to cash capital expenditures of $114.7 million during the six months ended June 29, 2012. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the six months ended June 28, 2013. Set forth below is a summary of certain key financing events affecting our capital structure during the six months ended June 28, 2013. For a further discussion of our debt instruments, see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchase Program

During the six months ended June 28, 2013, we purchased approximately 1.5 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $12.1 million, inclusive of fees, commissions and other expenses, at a weighted average price per share of $7.87. See Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for information on the share repurchase program.

Convertible Note Exchange

During the six months ended June 28, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes in exchange for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on this exchange.

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

Note Payable to SMBC

On January 31, 2013, we amended and restated our seven-year unsecured loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

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

At June 28, 2013, our long-term debt (including current maturities) totaled $917.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $521.5 million as of June 28, 2013. We do have interest rate exposure with respect to the $396.1 million balance on our variable interest rate debt outstanding as of June 28, 2013. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at June 28, 2013 and December 31, 2012 was $117.5 million and $197.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $8.0 million as of June 28, 2013, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 28, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2012 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings (including the voluntary retirement program for employees of our SANYO Semiconductor Products Group, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2012 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2012 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended June 28, 2013. Also see Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for additional information on this share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)

Month #1 March 30 - April 26, 2013	—	$—	—	$244,651,561

Month #2 April 27 - May 24, 2013	261,616	7.85	261,616	242,598,164

Month #3 May 25 - June 28, 2013	1,269,301	7.88	1,269,301	232,596,029

Total	1,530,917	$7.87	1,530,917

(1)	These time periods represent our fiscal month start and end dates for the second quarter of 2013.
(2)	On August 2, 2012, we announced a new share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Share Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the second quarter of 2013, we repurchased approximately 1.5 million shares of common stock under the Share Repurchase Program for an aggregate purchase price of approximately $12.1 million, exclusive of fees, commissions and other expenses, at a weighted average price per share of $7.87. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At June 28, 2013, approximately $232.6 million remained of the total authorized amount to purchase common stock pursuant to the Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance based restricted stock units issued to employees.

March 2013 Convertible Note Exchange

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of a note exchange transaction with respect to our 2.625% Notes and our 2.625% Notes, Series B.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Revenues by End-Market

During the second quarter of 2013, we revised our analysis of revenues by end-market, in order to present a more refined view of revenues by such markets as the categorization of products by end-market can vary over time compared to those previously disclosed. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2012, sample applications for our products and representative original equipment manufacturer customers and end-users as revised from our 2012 Form 10-K.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Wireless Communications	Networking	Mil-Aero	Medical
Approximate percentage of 2012 Revenue	17%	22%	26%	14%	13%	3%	2%	3%

Sample applications	Desktop power supplies	DVD players, cable decoders, set-top boxes and satellite receivers	4 wheel drive controllers	Industrial automation and control systems	Smartphones and feature phones	Routers and switches	Cockpit displays	Medical imaging

	Disk drives	Home security systems	Airbags	Lamp ballasts (power systems for fluorescent lights)	Tablets	Fiber optic networking	Guidance systems	Cardiac rhythm management

	PC motherboards	Photocopiers	Anti-lock braking systems	Commercial heating and cooling systems	Wireless modems and wireless local area networks	Cellular base stations and infrastructure	Munitions	Glucose Monitoring

	Notebook power supplies	Scanners	Automatic door locks and windows	Electric motor controllers		Ethernet cards and other network controllers	Infrared imaging	Hearing aids and Cochlear implants

	Desktop computers	Household appliances	Automatic transmissions	Power supplies for manufacturing equipment		High speed modems (cable, xDSL and ISDN)	Portable communication devices	Defibrillators

	Notebook computers	Smartcards	Automotive entertainment systems	Surge protectors		PBX telephone systems	Aircraft networking and computer engines	Neurostimulators

	Entry-level servers	TVs, VCRs and other audio- visual equipment	Engine management and ignition systems	Thermostats for industrial and consumer applications			Aircraft Communication

		Power supplies for consumer electronics	Fuel injection systems	Automatic test equipment

		Game consoles	GPS and other navigation systems	LED commercial and residential lighting systems and controls

LIN/ CAN multiplexing

Representative OEM customers and end-users	Delta Elec Int’l Ltd	Microsoft	Hella KG	Delta Elec Int’l Ltd	Samsung Elec Co.	Alcatel Lucent	Raytheon Co	Boston Scientific

	Seagate Technology	Samsung Elec Co.	Continental Automotive Systems	Kionix INC	Sony Mobile	ZTE Hong Kong LTD	Aeroflex	Starkey Labortories

	Hewlett Packard Co	LG Electronics	Delphi	Flir Systems	LG Electronics	Cisco	Rockwell Collins	General Electric Co

	Emerson Electric Co	Echostar	Visteon	Emerson Electric Co	Huawei Tech Co., Ltd.	Ericsson	ITT Corporation	St. Jude Medical

	Lenovo	Xerox Corp	Bosch GMBH	Siemens Industrial	Google (Motorola Mobility)	Nokia Siemens Networks	Stellar Microelectronics	Medtronic

	Dell Computer	Midea	Valeo	Honeywell Inc.	ZTE Hong Kong Ltd	Huawei	Sofradir	Cardic Pacemakers Inc

	Asus	Sony Corp	TRW Inc	Tyco International	Apple	Delta Elec Int’l Ltd	Honeywell Inc	ELA Medical

	Samsung Elec Co.	Philips	Magneti Marelli	Belimo Automation AG	Foxconn		L-3 Communications	Intricon Corp

	Gigabyte	Whirlpool Corp		Landis & GYR AG			British Aerospace	Philips

	Foxconn	Panasonic Corporation					DRS	Abbot Labs

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: August 1, 2013	By:	/s/ BERNARD GUTMANN

Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	In accordance with Rule 406T of Regulation S-T, the XBRL related information shall not be deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.