Form 10-Q
period 2013-09-27
ON SEMICONDUCTOR CORP
filed 2013-11-01
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 25, 2013:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	444,427,693

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
DSP	Digital signal processing
ECL	Emitter Coupled Logic
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IP	Intellectual property
KSS	SANYO Semiconductor Products Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
Motorola	Motorola Inc.
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal oxide semiconductor
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	September 27, 2013	December 31, 2012
Assets
Cash and cash equivalents	$369.5	$486.9
Short-term investments	184.1	144.8
Receivables, net	419.2	357.8
Inventories	585.3	581.7
Other current assets	77.7	111.7
Deferred income taxes	9.9	10.5

Total current assets	1,645.7	1,693.4
Property, plant and equipment, net	1,092.9	1,103.3
Deferred income taxes	37.9	31.2
Goodwill	184.6	184.6
Intangible assets, net	231.8	257.0
Other assets	55.8	58.9

Total assets	$3,248.7	$3,328.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$259.2	$279.5
Accrued expenses	194.3	228.3
Income taxes payable	2.2	4.9
Accrued interest	5.0	0.6
Deferred income on sales to distributors	145.2	134.5
Deferred income taxes	23.2	22.9
Current portion of long-term debt (see Note 6)	249.0	353.6

Total current liabilities	878.1	1,024.3
Long-term debt (see Note 6)	659.4	658.3
Other long-term liabilities	186.0	232.2
Deferred income taxes	23.5	22.9

Total liabilities	1,747.0	1,937.7

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 513,797,605 and 509,977,999 shares issued, 446,697,412 and 448,824,345 shares outstanding, respectively)	5.1	5.1
Additional paid-in capital	3,195.2	3,156.4
Accumulated other comprehensive loss	(48.6)	(41.1)
Accumulated deficit	(1,170.8)	(1,292.9)
Less: treasury stock, at cost; 67,100,193 and 61,153,654 shares, respectively	(511.5)	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,469.4	1,361.1
Non-controlling interest in consolidated subsidiary	32.3	29.6

Total stockholders’ equity	1,501.7	1,390.7

Total liabilities and equity	$3,248.7	$3,328.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenues	$715.4	$725.5	$2,064.7	$2,214.7
Cost of revenues	466.2	487.5	1,379.2	1,473.2

Gross profit	249.2	238.0	685.5	741.5
Operating expenses:
Research and development	84.0	90.1	255.5	279.3
Selling and marketing	44.2	44.2	127.3	136.8
General and administrative	34.5	36.8	110.9	119.7
Amortization of acquisition-related intangible assets	8.2	11.1	24.8	33.3
Restructuring, asset impairments and other, net	11.0	11.2	11.1	57.3

Total operating expenses	181.9	193.4	529.6	626.4

Operating income	67.3	44.6	155.9	115.1

Other income (expenses), net:
Interest expense	(9.2)	(13.6)	(28.6)	(43.4)
Interest income	0.3	0.3	1.0	1.1
Other	(1.4)	(3.6)	3.6	3.4
Loss on debt exchange	—	(7.8)	(3.1)	(7.8)

Other income (expenses), net	(10.3)	(24.7)	(27.1)	(46.7)

Income before income taxes	57.0	19.9	128.8	68.4
Income tax provision	(4.2)	(6.5)	(4.0)	(17.8)

Net income	52.8	13.4	124.8	50.6
Less: Net income attributable to non-controlling interest	(1.0)	(0.9)	(2.7)	(3.0)

Net income attributable to ON Semiconductor Corporation	$51.8	$12.5	$122.1	$47.6

Comprehensive income (loss), net of tax:
Net income	$52.8	$13.4	$124.8	$50.6

Foreign currency translation adjustments	1.3	(2.1)	(4.5)	0.2
Effects of cash flow hedges	1.1	1.8	(3.2)	1.1
Unrealized gain (loss) on available-for-sale securities	0.1	(0.2)	0.2	0.1
Amortization of prior service costs of defined benefit plan	—	—	—	0.1

Other comprehensive income (loss)	2.5	(0.5)	(7.5)	1.5

Comprehensive income	55.3	12.9	117.3	52.1
Comprehensive income attributable to non-controlling interest	(1.0)	(0.9)	(2.7)	(3.0)

Comprehensive income attributable to ON Semiconductor Corporation	$54.3	$12.0	$114.6	$49.1

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.12	$0.03	$0.27	$0.10

Diluted	$0.11	$0.03	$0.27	$0.10

Weighted average common shares outstanding:
Basic	449.3	454.6	449.8	453.9

Diluted	452.1	456.2	452.6	458.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net income	$124.8	$50.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.5	182.7
Gain on sale or disposal of fixed assets	(7.6)	(4.7)
Loss on debt exchange	3.1	7.8
Amortization of debt issuance costs	0.9	1.7
Provision for excess inventories	45.7	30.6
Non-cash share-based compensation expense	23.4	14.7
Non-cash interest	8.5	18.7
Non-cash asset impairment charges	3.5	2.1
Non-cash foreign currency translation gain	(21.0)	—
Deferred income taxes	(5.7)	3.4
Other	—	(1.4)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(69.1)	43.5
Inventories	(64.8)	(36.3)
Other assets	18.1	(19.2)
Accounts payable	1.0	(128.8)
Accrued expenses	(8.0)	3.8
Income taxes payable	(2.7)	(1.4)
Accrued interest	4.4	3.4
Deferred income on sales to distributors	10.7	(22.1)
Other long-term liabilities	(21.4)	(9.7)

Net cash provided by operating activities	200.3	139.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(135.1)	(198.8)
Proceeds from sales of property, plant and equipment	8.6	5.1
Deposits (made) utilized for purchases of property, plant and equipment	(1.6)	1.6
Recovery from insurance on property, plant and equipment	—	11.5
Proceeds from held-to-maturity securities	155.7	288.7
Purchase of held-to-maturity securities	(195.0)	(261.7)

Net cash used in investing activities	(167.4)	(153.6)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	4.1	4.3
Proceeds from exercise of stock options	9.5	6.0
Payments of tax withholding for restricted shares	(2.8)	(8.8)
Repurchase of common stock	(35.8)	(22.5)
Proceeds from debt issuance	46.2	11.1
Payment of capital lease obligations	(31.3)	(30.6)
Repayment of long-term debt	(130.3)	(175.6)

Net cash used in financing activities	(140.4)	(216.1)

Effect of exchange rate changes on cash and cash equivalents	(9.9)	(1.2)

Net decrease in cash and cash equivalents	(117.4)	(231.5)
Cash and cash equivalents, beginning of period	486.9	652.9

Cash and cash equivalents, end of period	$369.5	$421.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for each quarter, with the first three quarters ending on the last Friday in March, June and September, and the fourth quarter ending on December 31. The three months ended September 27, 2013 and September 28, 2012 each contained 91 days. The nine months ended September 27, 2013 and September 28, 2012 contained 269 days and 271 days, respectively.

The accompanying unaudited financial statements as of September 27, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2012 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year.

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

Note 2: Recent Accounting Pronouncements

ASU No. 2013-11—“Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”)

In July 2013, the FASB issued ASU 2013-11, which applies to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Pursuant to ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The amendments contained in ASU 2013-11 do not require new recurring disclosures. The related amendments are effective for reporting periods beginning after December 15, 2013; however early adoption is permitted. ASU 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

ASU No. 2013-05—“Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”)

In March 2013, the FASB issued ASU 2013-05, which applies to the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. ASU 2013-05 provides for the release of the cumulative translation adjustment into net income only if a sale or transfer represents a sale or complete or substantially complete liquidation of an investment in a foreign entity. Pursuant to ASU 2013-05, when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity, the parent is required to apply the guidance in ASC Subtopic 830-30 to release any related cumulative translation adjustment into net income. The amendments are effective prospectively for reporting periods beginning after December 15, 2013; however early adoption is permitted. See Note 4: “Restructuring, Asset Impairments and Other, Net” and Note 12: “Changes in Accumulated Other Comprehensive Loss,” for a description of the release of certain of the Company’s cumulative foreign currency translation adjustments to net income.

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

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of September 27, 2013 and December 31, 2012 (in millions):

	Balance as of September 27, 2013			Balance as of December 31, 2012
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(410.2)	$137.2	$547.4	$(410.2)	$137.2
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$623.4	$(438.8)	$184.6	$623.4	$(438.8)	$184.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an expedited analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through September 27, 2013 that would require an expedited impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of September 27, 2013 and December 31, 2012 (in millions):

	September 27, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.2)	$—	$(0.4)	$4.3	5-12
Customer relationships	280.3	(102.1)	(27.2)	(23.0)	128.0	5-18
Patents	43.7	(18.4)	—	(13.7)	11.6	12
Developed technology	146.2	(62.9)	—	(2.4)	80.9	5-12
Trademarks	14.0	(5.9)	—	(1.1)	7.0	15

Total intangibles	$498.1	$(198.5)	$(27.2)	$(40.6)	$231.8

	December 31, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.7)	$—	$(0.4)	$4.8	5-12
Customer relationships	280.3	(91.8)	(26.9)	(23.0)	138.6	5-18
Patents	43.7	(16.6)	—	(13.7)	13.4	12
Developed technology	146.2	(51.3)	—	(2.4)	92.5	5-12
Trademarks	14.0	(5.2)	—	(1.1)	7.7	15

Total intangibles	$498.1	$(173.6)	$(26.9)	$(40.6)	$257.0

Amortization expense for acquisition-related intangible assets amounted to $8.2 million and $24.8 million for the quarter and nine months ended September 27, 2013, respectively, and was $11.1 million and $33.3 million for the quarter and nine months ended September 28, 2012, respectively. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2013	$8.2
2014	32.6
2015	31.7
2016	30.6
2017	27.7
Thereafter	101.0

Total estimated amortization expense	$231.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended September 27, 2013 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended September 27, 2013
SANYO Semiconductor Products Group Voluntary Retirement Program	$2.6	$—	$(0.2)	$2.4
Aizu facility closure	0.8	—	—	0.8
KSS facility closure	3.9	2.9	—	6.8
Other (1)	1.0	—	—	1.0

Total	$8.3	$2.9	$(0.2)	$11.0

Nine months ended September 27, 2013
SANYO Semiconductor Products Group Voluntary Retirement Program	$35.0	$—	$(12.1)	$22.9
Aizu facility closure	3.1	—	(22.4)	(19.3)
KSS facility closure	3.9	2.9	—	6.8
Other (1)	4.3	0.6	(4.2)	0.7

Total	$46.3	$3.5	$(38.7)	$11.1

(1)	Includes charges related to certain reductions in workforce and facility closures which are not considered to be significant.

The following is a rollforward of the accrued restructuring charges from December 31, 2012 to September 27, 2013 (in millions):

	Balance as of December 31, 2012	Charges	Usage	Adjustments	Balance as of September 27, 2013
Estimated employee separation charges	$15.5	$41.3	$(47.1)	$(0.2)	$9.5
Estimated costs to exit	1.6	5	(4.5)	—	2.1

Total	$17.1	$46.3	$(51.6)	$(0.2)	$11.6

Activity related to the Company’s restructuring, asset impairments and other, net for programs that were either initiated in 2013 or had not been completed as of September 27, 2013, is as follows:

SANYO Semiconductor Products Group Voluntary Retirement Program

During first quarter of 2013, the Company initiated a voluntary retirement program for certain employees of the Company’s SANYO Semiconductor Products Group (the “Q1 2013 Voluntary Retirement Program”). Approximately 500 employees accepted Q1 2013 Voluntary Retirement Program packages and approximately 480 employees had retired by September 27, 2013. The remaining employees who accepted retirement packages are expected to retire by the end of 2013.

As a result of these headcount reductions, the Company recognized a $0.2 million and $12.1 million pension curtailment gain during the quarter and nine months ended September 27, 2013, respectively, which is recorded in Restructuring, Asset Impairments and Other, Net. See Note 5: “Balance Sheet Information” for additional information relating to the adjustment to the pension and related retirement liabilities associated with the Q1 2013 Voluntary Retirement Program.

As of September 27, 2013, the accrued liability associated with employee separation charges was $4.1 million. The Company expects to incur additional severance charges of approximately $0.5 million for employees affected by the Q1 2013 Voluntary Retirement Program, which is expected to be completed by the end of 2013.

See Note 16: “Subsequent Events” for information with respect to an additional voluntary retirement program for certain employees of the Company’s SANYO Semiconductor Products Group which was initiated on October 7, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Aizu Facility Closure

Cumulative charges of $86.7 million, net of adjustments, have been recognized through September 27, 2013, related to the closure of the Company’s Aizu facility for cost savings purposes. As of September 27, 2013, all employees have been terminated.

In connection with the closure and sale of its Aizu facility, the Company released the cumulative foreign currency translation adjustment of $21.0 million related to the Aizu facility, which was recorded as a benefit to Restructuring, Asset Impairments and Other, Net on the Company’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 27, 2013. See Note 12: “Changes in Accumulated Other Comprehensive Loss” for information on related amounts reclassified out of accumulated other comprehensive loss during the nine months ended September 27, 2013.

All previously accrued liabilities associated with employee separation charges at the Aizu facility have been paid as of September 27, 2013.

SANYO Semiconductor Products Group KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS by the end of the second quarter of 2014 (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other Company owned manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees located at the Hanyu site. As a result of the plan, the Company expects to incur cash charges of approximately $11 million to $16 million. Included in this amount are expected severance costs and related employee benefit plan expenses of approximately $10 million to $14 million and other exit costs of approximately $1 million to $2 million.

During the quarter and nine months ended September 27, 2013, the Company accrued a multi-employer pension plan withdrawal liability of $3.9 million related to the KSS Plan. The decision to close this facility triggered an impairment test to determine recoverability of the carrying value of the related long-lived assets, including certain held-for-sale properties owned by KSS. As a result of the KSS Plan, the Company recorded $2.9 million of land and building asset impairment charges. The fair value of the related long-lived assets as of September 27, 2013 was $8.3 million. The fair value was derived by obtaining third-party broker estimates containing unobservable inputs (Level 3). See Note 10: “Fair Value Measurements” for additional information with respect to non-financial assets measured at fair value on a nonrecurring basis and Note 16: “Subsequent Events” for additional information with respect to the KSS Plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 5: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of September 27, 2013 and December 31, 2012 consist of the following (dollars in millions):

	September 27, 2013	December 31, 2012
Receivables, net:
Accounts receivable	$420.3	$360.5
Less: Allowance for doubtful accounts	(1.1)	(2.7)

	$419.2	$357.8

Inventories:
Raw materials	$84.6	$73.2
Work in process	299.7	310.9
Finished goods	201.0	197.6

	$585.3	$581.7

Other current assets:
Prepaid expenses	$32.1	$24.3
Value added and other income tax receivables	30.2	34.3
Other	15.4	53.1

	$77.7	$111.7

Property, plant and equipment, net (1):
Land	$59.0	$67.4
Buildings	483.5	572.4
Machinery and equipment	1,934.4	1,979.4

Total property, plant and equipment	2,476.9	2,619.2
Less: Accumulated depreciation	(1,384.0)	(1,515.9)

	$1,092.9	$1,103.3

Accrued expenses:
Accrued payroll	$88.9	$102.9
Sales related reserves	54.1	64.9
Restructuring reserves	11.6	17.1
Accrued pension liability	0.4	7.4
Other	39.3	36.0

	$194.3	$228.3

(1)	Included in property, plant, and equipment are approximately $14.9 million of fixed assets which are held-for-sale as of September 27, 2013.

Warranty Reserves

The activity related to the Company’s warranty reserves for the nine months ended September 27, 2013 and September 28, 2012, respectively, is as follows (in millions):

	Nine Months Ended
	September 27, 2013	September 28, 2012
Beginning Balance	$10.2	$5.8
Provision	3.9	2.5
Usage	(8.0)	(1.8)

Ending Balance	$6.1	$6.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 27, 2013, the total accrued pension liability for underfunded plans was $150.5 million, of which the current portion of $0.4 million was classified as accrued expenses. As of December 31, 2012, the total accrued pension liability for underfunded plans was $201.4 million, of which the current portion of $7.4 million was classified as accrued expenses. As of September 27, 2013 and December 31, 2012, the total pension asset for overfunded plans was zero and $0.2 million, respectively.

The Q1 2013 Voluntary Retirement Program triggered the re-measurement of the related pension assets and liabilities during the first quarter of 2013, resulting in an actuarial loss of $13.6 million for the nine months ended September 27, 2013. Additionally, the Company recorded a curtailment gain of $0.2 million and $12.1 million, for the quarter and nine months ended September 27, 2013, respectively, in Restructuring, Asset Impairments and Other, Net. See Note 4: “Restructuring, Asset Impairments and Other, Net” for information related to the Company’s restructuring activities.

The components of the Company’s net periodic pension expense for the quarter and nine months ended September 27, 2013 and September 28, 2012 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Service cost	$2.9	$2.9	$9.5	$8.2
Interest cost	1.6	1.4	5.2	4.2
Expected return on plan assets	(1.1)	(0.9)	(3.3)	(3.3)
Amortization of prior service cost	—	—	—	0.1
Curtailment gain	(0.2)	—	(12.1)	(6.6)
Actuarial loss	—	—	13.6	2.4

Total net periodic pension cost	$3.2	$3.4	$12.9	$5.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6: Long-Term Debt

The Company’s long-term debt consists of the following (dollars in millions):

	September 27, 2013	December 31, 2012
Senior Revolving Credit Facility (up to $325.0 million) (1)	$—	$—
Loan with Japanese bank due 2013 through 2018, interest payable quarterly at 2.00% and 2.06%, respectively (2)	283.1	302.0
1.875% Notes (3)	—	73.4
2.625% Notes (net of discount of $0.9 million and $7.1 million, respectively) (4)	71.7	125.5
2.625% Notes, Series B (net of discount of $23.5 million and $24.2 million, respectively) (5)	333.4	274.2
Loan with Hong Kong bank, interest payable weekly at 1.93% and 1.96%, respectively	40.0	30.0
Loans with Philippine banks due 2013 through 2015, interest payable monthly and quarterly at an average rate of 2.09% and 1.97%, respectively	33.0	45.8
Loan with Chinese bank due 2014, interest payable quarterly at 3.36% and 3.41%, respectively	7.0	7.0
Loan with Japanese bank due 2013, interest payable monthly at 0.00% and 1.58%, respectively	—	0.8
Loan with Singapore bank, interest payable weekly at 1.95% and 1.95%, respectively	17.0	15.0
Loan with British finance company, interest payable monthly at 1.52% and 1.51%, respectively	0.3	3.3
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	28.6	29.8
U.S. equipment financing payable monthly through 2016 at 2.94%	10.6	14.0
Canada equipment financing payable monthly through 2017 at 3.81%	6.4	—
Canada revolving line of credit, interest payable quarterly at 1.86%	15.0	—
Capital lease obligations	62.3	91.1

Long-term debt, including current maturities	908.4	1,011.9
Less: Current maturities	(249.0)	(353.6)

Long-term debt	$659.4	$658.3

(1)	No balance was due on the Senior Revolving Credit Facility as of September 27, 2013. See below under the heading “Amended and Restated Senior Revolving Credit Facility” for information with respect to related activities subsequent to September 27, 2013.
(2)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(3)	The 1.875% Notes were partially redeemed by the Company on December 20, 2012. The balance as of December 31, 2012 for notes submitted for conversion was subject to a 20 consecutive trading-day observation period and was subsequently settled during January 2013.
(4)	The 2.625% Notes may be put back to the Company at the option of the holders of the notes on December 15 of 2013, 2016 and 2021 or called at the option of the Company on or after December 20, 2013.
(5)	The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt as of September 27, 2013 are as follows (in millions):

Period	Expected Maturities
Remainder of 2013	$103.1
2014	168.1
2015	73.6
2016	424.6
2017	39.0
Thereafter	124.4

Total	$932.8

For purposes of the table above, the convertible debt issuances are assumed to mature at their respective initial put option dates.

Loss on Debt Exchange

As further described below, the Company recognized a net loss of $3.1 million during the nine months ended September 27, 2013 resulting from the exchange of certain of its 2.625% Notes.

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

On January 28, 2013, the Company settled the conversion obligation on the outstanding 1.875% Notes by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the 1.875% Note’s conversion feature and was recorded as a reduction to additional paid-in capital during the nine months ended September 27, 2013. The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of the obligation under the 1.875% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note Payable to SMBC

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price for the Company’s acquisition of SANYO Semiconductor and certain related assets in early 2011. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $283.1 million and $302.0 million as of September 27, 2013 and December 31, 2012, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

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

Canada Revolving Line of Credit

On August 30, 2013, one of the Company’s wholly-owned Canadian subsidiaries and SCI LLC, as guarantor, entered into an unsecured and uncommitted $15.0 million line of credit (the “Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Canadian subsidiary and a U.S. bank. During the quarter ended September 27, 2013, the Company’s Canadian subsidiary borrowed the full $15.0 million available under the Line of Credit. The borrowing under the Line of Credit bears interest based on an option of 1-month, 2-month, 3-month or 6-month LIBOR plus 1.60% per annum, with interest payable quarterly. The borrowed amount is payable within three business days of demand.

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

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, the Company and its wholly-owned subsidiary, SCI LLC, entered into an $800.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 (“Credit Agreement”) among the Company and a group of lenders. The new Credit Agreement amends and restates the Company’s prior Credit Agreement, dated as of December 23, 2011. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. The Company subsequently recorded $3.2 million of debt issuance costs associated with the Facility during the fourth quarter of 2013.

The Facility includes $40.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. The Company has the ability to increase the size of the Facility in increments of $10.0 million, provided that the aggregate amount of such increases does not exceed $250.0 million.

Payments of the principal amounts of revolving loans under the Credit Agreement are due no later than October 10, 2018, which is the maturity date of the Facility. Interest is payable based on either a LIBOR or base rate option, plus an applicable rate that varies based on the total leverage ratio. The Company has also agreed to pay the lenders certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The obligations under the Facility are guaranteed by certain of the domestic subsidiaries of the Company and SCI LLC and are secured by a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.0; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement.

In the ordinary course of their respective businesses, certain of the lenders and other parties to the Credit Agreement and their respective affiliates have engaged, and may engage, in commercial banking, investment banking, financial advisory or other services with the Company, SCI LLC, and any of their affiliates for which they have in the past and/or may in the future receive customary compensation and expense reimbursement.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income attributable to ON Semiconductor Corporation	$51.8	$12.5	$122.1	$47.6

Basic weighted average common shares outstanding	449.3	454.6	449.8	453.9
Add: Incremental shares for:
Dilutive effect of share-based awards	2.8	1.6	2.8	3.2
Dilutive effect of the Convertible Notes	—	—	—	1.1

Diluted weighted average common shares outstanding	452.1	456.2	452.6	458.2

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.12	$0.03	$0.27	$0.10

Diluted	$0.11	$0.03	$0.27	$0.10

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 12.4 million and 18.8 million for the quarters ended September 27, 2013 and September 28, 2012, respectively, and 12.7 million and 15.1 million for the nine months ended September 27, 2013 and September 28, 2012, respectively.

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

Equity

Share Repurchase Program

During the quarter and nine months ended September 27, 2013, the Company repurchased approximately 4.1 million and 5.6 million shares of common stock, respectively, pursuant to a previously announced share repurchase program, for an aggregate purchase price of approximately $30.2 million and $42.3 million, respectively, inclusive of fees, commissions and other expenses, at a weighted average execution price per share of $7.41 and $7.54, respectively. As of September 27, 2013, approximately $6.5 million of the aggregate repurchase amount remained unpaid and is recorded in accrued expenses in the Company’s Consolidated Balance Sheet. None of these shares had been reissued or retired as of September 27, 2013, but may be reissued or retired by the Company at a later date. As of September 27, 2013, approximately $202.4 million remained of the total authorized amount to purchase common stock pursuant to the share repurchase program.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and nine months ended September 27, 2013 was $0.6 million and $2.8 million, respectively, for which the Company withheld approximately 0.1 million and 0.4 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of September 27, 2013; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance was increased to $32.3 million at September 27, 2013 due to the non-controlling interest’s $2.7 million share of the earnings for the nine months ended September 27, 2013.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance increased to $28.3 million at September 28, 2012 due to the non-controlling interest’s $3.0 million share of the earnings for the nine months ended September 28, 2012.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarter and nine months ended September 27, 2013 and September 28, 2012 was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Cost of revenues	$1.3	$0.5	$3.8	$2.6
Research and development	1.5	0.6	4.6	3.1
Selling and marketing	1.4	0.7	4.1	3.1
General and administrative	2.8	0.3	10.9	5.9

Share-based compensation expense before income taxes	$7.0	$2.1	$23.4	$14.7

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$7.0	$2.1	$23.4	$14.7

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At September 27, 2013, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $6.3 million. At September 27, 2013, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $38.3 million. The total intrinsic value of stock options exercised during the quarter and nine months ended September 27, 2013 was $0.5 million and $3.6 million, respectively. The Company recorded cash received from the exercise of stock options of $2.9 million and $9.5 million during the quarter and nine months ended September 27, 2013, respectively. The Company recorded cash received from the issuance of shares under the ESPP of $2.0 million and $4.1 million during the quarter and nine months ended September 27, 2013, respectively, and recorded no related income tax benefits during the quarter and nine months ended September 27, 2013.

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the quarter and nine months ended September 27, 2013 and September 28, 2012 are as follows (annualized percentages):

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Volatility	42.5%	46.9%	43.0%	46.8%
Risk-free interest rate	1.6%	0.6%	1.3%	0.8%
Expected term (in years)	5.2	5.1	5.2	4.9
Weighted-average fair value per share	$2.93	$2.54	$2.99	$3.06

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters and nine months ended September 27, 2013 and September 28, 2012, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5.0% and 4.0% in the quarters and nine months ended September 27, 2013 and September 28, 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Shares Available

As of December 31, 2012, there was an aggregate of 43.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 2.6 million shares available for issuance under the ESPP. On May 15, 2013, shareholders approved certain amendments to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 3.0 million to a total of 18.0 million. As of September 27, 2013, there was an aggregate of 38.6 million shares of common stock available for grant under the Amended and Restated SIP and 4.9 million shares available for issuance under the ESPP.

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Nine Months Ended September 27, 2013
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2012	17.2	$7.70
Granted	0.1	7.56
Exercised	(1.7)	5.78
Canceled	(0.9)	8.45

Outstanding at September 27, 2013	14.7	$7.87	3.6	$8.7

Exercisable at September 27, 2013	11.8	$7.95	3.2	$7.4

Additional information about stock options outstanding at September 27, 2013 with exercise prices less than or above $7.28 per share, the effective closing price of the Company’s common stock at September 27, 2013, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $7.28	5.8	$6.01	1.2	$6.26	7.0	$6.05
Above $7.28	6.0	$9.85	1.7	$8.43	7.7	$9.55

Total outstanding	11.8	$7.95	2.9	$7.50	14.7	$7.87

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of September 27, 2013, and changes during the nine months ended September 27, 2013 (number of shares in millions):

	Nine Months Ended September 27, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2012	8.9	$8.75
Granted	4.2	8.15
Released	(1.4)	8.08
Forfeited	(0.8)	8.48

Non-vested shares underlying restricted stock units at September 27, 2013	10.9	$8.62

Stock Grant Awards

During the nine months ended September 27, 2013, the Company granted approximately 0.2 million shares of stock pursuant to stock grant awards to certain directors of the Company with immediate vesting and a weighted average grant date fair value of $8.49 per share.

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of September 27, 2013 (in millions):

Remainder of 2013	$6.1
2014	21.6
2015	16.7
2016	13.9
2017	11.5
Thereafter	42.3

Total	$112.1

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

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of September 27, 2013. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $4.7 million as of September 27, 2013.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, capital lease obligations and real estate mortgages, which totaled approximately $83.9 million as of September 27, 2013. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $283.1 million as of September 27, 2013. See Note 6: “Long-Term Debt” for further information on this loan.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the previous paragraphs will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2013 and December 31, 2012 (in millions):

	Balance as of September 27, 2013	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$306.4	$306.4	$385.9	$385.9
Money market funds	63.1	63.1	—	—
Treasuries	—	—	100.7	100.7
Corporate bonds	—	—	0.3	0.3
Other Current Assets
Foreign currency exchange contracts	$—	$—	$3.2	$3.2

Liabilities:
Foreign currency exchange contracts	$0.1	$0.1	$—	$—

Short-term investments have an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and the ability to hold these securities until maturity. Short-term investments classified as held-to-maturity as of the quarters ended September 27, 2013 and December 31, 2012, respectively, were as follows (in millions):

	Balance at September 27, 2013			Balance at December 31, 2012
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments held-to-maturity
Commercial paper	$58.1	$—	$58.1	$25.5	$—	$25.5
Corporate bonds	118.9	(0.1)	118.8	119.3	(0.1)	119.2
Government agencies	7.1	—	7.1	—	—	—

	$184.1	$(0.1)	$184.0	$144.8	$(0.1)	$144.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company’s financial assets are valued using market prices on active markets (Level 1). Level 1 instrument valuations are based on quoted prices for transactions in active exchange markets involving identical assets. Cash and cash equivalents are short-term, highly liquid investments with original or remaining maturities of three months or less when purchased. The Company’s short-term investments balance of $184.1 million is classified as held-to-maturity securities and is carried at amortized cost. There was a $0.1 million unrealized loss on these short-term investments as of September 27, 2013.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at September 27, 2013 and December 31, 2012 are as follows (in millions):

	September 27, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$405.1	$458.1	$473.1	$530.9
Long-term debt	$395.4	$375.9	$403.9	$380.6

The fair value of the Company’s Convertible Notes was estimated based on quoted market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal payments and interest using current market rates for similar debt (Level 2) at September 27, 2013 and December 31, 2012.

Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. See Note 4: “Restructuring, Asset Impairment and Other, Net” for a discussion of assets which were impaired during the quarter and nine months ended September 27, 2013.

The following table shows the fair value of certain of the Company’s non-financial assets included in its Consolidated Balance Sheet at September 27, 2013 and December 31, 2012 that were remeasured at fair value on a nonrecurring basis (in millions):

	Fair Value
	September 27, 2013	December 31, 2012
Nonrecurring fair value measurements
Property, plant and equipment (Level 3)	$8.9	$134.1
Intangible assets (Level 3)	—	8.2

	$8.9	$142.3

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the quarters and nine months ended September 27, 2013 and September 28, 2012 (in millions):

	Quarter Ended		Nine Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Nonrecurring fair value measurements
Losses on property, plant and equipment held for use or disposal (Level 3)	$2.9	$—	$3.5	$2.1

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

As of September 27, 2013 and December 31, 2012, the Company had outstanding foreign exchange contracts with a net notional amount of $87.5 million and $197.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of September 27, 2013 and December 31, 2012 (in millions):

	September 27, 2013		December 31, 2012
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(15.5)	$15.5	$(17.4)	$17.4
Japanese Yen	(10.6)	10.6	(123.3)	123.3
Malaysian Ringgit	34.5	34.5	32.7	32.7
Philippine Peso	11.2	11.2	4.2	4.2
Other Currencies	10.1	15.7	(1.5)	19.7

	$29.7	$87.5	$(105.3)	$197.3

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of September 27, 2013, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the quarter ended September 27, 2013 the realized and unrealized foreign currency transaction gain was $0.1 million. For the quarter ended September 28, 2012 the realized and unrealized foreign currency transaction loss was $3.8 million. For the nine months ended September 27, 2013 and September 28, 2012, the realized and unrealized foreign currency transaction gain was $4.9 million and $1.0 million, respectively.

As of September 27, 2013 and December 31, 2012, the Company had balances for contracts not designated as cash flow hedges of zero and $2.4 million, respectively, that were classified as other assets. As of September 27, 2013 and December 31, 2012, the Company had $0.1 million and zero liability balances for these contracts.

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

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign-currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. All the contracts mature within 12 months and upon maturity, the amount recorded in accumulated other comprehensive income is reclassified into earnings. The Company documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of September 27, 2013 was approximately $77.0 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

For the quarter and nine months ended September 27, 2013, the Company recorded a net loss of $1.1 million and $3.2 million, respectively, recognized in other comprehensive income on derivatives associated with cash flow hedges. As of September 27, 2013, the Company had $2.5 million liability balances for contracts designated as cash flow hedging instruments that were classified as other liabilities. As of December 31, 2012, the Company had liability balances for contracts designated as cash flow hedging instruments of $0.9 million that were classified as other liabilities. As of September 27, 2013, the Company had no asset balances for contracts designated as cash flow hedging instruments that were classified as other assets. As of December 31, 2012, the Company had $0.2 million of contracts designated as cash flow hedging instruments that were classified as other assets.

Note 12: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the nine months ended September 27, 2013 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(42.2)	$(0.1)	$0.8	$0.4	$(41.1)

Other comprehensive income (loss) prior to reclassifications	16.5	—	(1.8)	0.2	14.9
Amounts reclassified from accumulated other comprehensive loss	(21.0)	—	(1.4)	—	(22.4)

Net current period other comprehensive loss	(4.5)	—	(3.2)	0.2	(7.5)

Balance as of September 27, 2013	$(46.7)	$(0.1)	$(2.4)	$0.6	$(48.6)

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

There was a $1.7 million effect as a result of the Company’s cash flow hedges which was reclassified from accumulated other comprehensive loss to other income and expense in the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter ended September 27, 2013. Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the nine months ended September 27, 2013 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item Where Net Income is Presented
Foreign currency translation adjustments	$(21.0)	Restructuring, asset impairments and other, net
Effects of cash flow hedges	(1.4)	Other income and expense

Total reclassifications	$(22.4)

Note 13: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Nine Months Ended
	September 27, 2013	September 28, 2012
Non-cash financing activities:
Capital expenditures in accounts payable	$42.1	$84.8
Equipment acquired or refinanced through capital leases	$2.4	$30.2
Cash (received) paid for:
Interest income	$(1.0)	$(1.1)
Interest expense	$14.2	$19.5
Income taxes	$9.9	$15.7

Supplemental Disclosure of Business Interruption Insurance Recoveries

During the nine months ended September 27, 2013, the Company recognized income of approximately $13.5 million pursuant to a business interruption insurance claim associated with damages caused by the 2011 Thailand flood. There was no income recognized from business interruption insurance claims during the quarter ended September 27, 2013.

Supplemental Disclosure of Income Tax Information

The income tax provision for the nine months ended September 27, 2013 included the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $2.6 million of reserves of interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the nine months ended September 27, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

The Company’s effective tax rate for the nine months ended September 28, 2012 was 26.0% compared to an effective tax rate for the nine months ended September 27, 2013 of 3.1%, due to the reversal of certain valuation allowances and the reversal of reserves and interest for potential liabilities in certain foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 27, 2013.

Note 14: Segment Information

As of September 27, 2013, the Company was organized into three operating segments, which also represented its three reporting segments: Application Products Group, Standard Products Group and SANYO Semiconductor Products Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and nine months ended September 27, 2013 and September 28, 2012, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the quarter ended September 27, 2013:
Revenues from external customers	$269.0	$289.6	$156.8	$715.4
Segment gross profit	$119.0	$95.6	$34.3	$248.9
Segment operating income (loss)	$30.4	$54.9	$(3.0)	$82.3
For the quarter ended September 28, 2012:
Revenues from external customers	$252.7	$279.8	$193.0	$725.5
Segment gross profit	$113.5	$100.1	$37.0	$250.6
Segment operating income (loss)	$28.8	$60.9	$(21.4)	$68.3

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the nine months ended September 27, 2013:
Revenues from external customers	$765.5	$831.2	$468.0	$2,064.7
Segment gross profit	$336.3	$296.1	$63.4	$695.8
Segment operating income (loss)	$80.1	$177.8	$(71.7)	$186.2
For the nine months ended September 28, 2012:
Revenues from external customers	$772.8	$837.6	$604.3	$2,214.7
Segment gross profit	$352.6	$312.5	$110.8	$775.9
Segment operating income (loss)	$90.8	$190.1	$(73.2)	$207.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	September 27, 2013	September 28, 2012
Gross profit for reportable segments	$248.9	$250.6
Unallocated amounts:
Other unallocated manufacturing costs	0.3	(12.6)

Gross profit	$249.2	$238.0

Operating income for reportable segments	$82.3	68.3
Unallocated amounts:
Restructuring and other charges	(11.0)	(11.2)
Other unallocated manufacturing costs	0.3	(12.6)
Other unallocated operating expenses	(4.3)	0.1

Operating income	$67.3	$44.6

	Nine Months Ended
	September 27, 2013	September 28, 2012
Gross profit for reportable segments	$695.8	$775.9
Unallocated amounts:
Other unallocated manufacturing costs	(10.3)	(34.4)

Gross profit	$685.5	$741.5

Operating income for reportable segments	186.2	207.7
Unallocated amounts:
Restructuring and other charges	(11.1)	(57.3)
Other unallocated manufacturing costs	(10.3)	(34.4)
Other unallocated operating expenses	(8.9)	(0.9)

Operating income	$155.9	$115.1

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country are summarized as follows (in millions):

	Quarter Ended
	September 27, 2013	September 28, 2012
United States	$109.0	$106.7
Japan	70.3	93.9
China	230.1	228.5
Singapore	178.3	157.3
United Kingdom	101.9	94.0
Other	25.8	45.1

	$715.4	$725.5

	Nine Months Ended
	September 27, 2013	September 28, 2012
United States	$306.4	$338.3
Japan	217.6	314.2
China	628.0	664.4
Singapore	525.6	464.3
United Kingdom	302.2	299.8
Other	84.9	133.7

	$2,064.7	$2,214.7

For the quarters and nine months ended September 27, 2013 and September 28, 2012, there were no individual customers which accounted for more than 10% of the Company’s total revenues.

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	September 27, 2013	December 31, 2012
United States	$258.4	$274.7
Japan	65.0	78.9
Czech Republic	114.5	118.0
Malaysia	211.2	185.0
Philippines	176.2	188.8
Other	267.6	257.9

	$1,092.9	$1,103.3

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

Condensed consolidating financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 27, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$157.5	$—	$212.0	$—	$369.5
Short-term investments	—	184.1	—	—	—	184.1
Receivables, net	—	49.9	—	369.3	—	419.2
Inventories	—	45.4	—	555.1	(15.2)	585.3
Short-term intercompany receivables	—	—	3.9	35.0	(38.9)	—
Other current assets	—	12.9	—	64.8	—	77.7
Deferred income taxes	—	1.6	—	8.3	—	9.9

Total current assets	—	451.4	3.9	1,244.5	(54.1)	1,645.7
Property, plant and equipment, net	—	255.9	2.5	836.4	(1.9)	1,092.9
Deferred income taxes	—	—	—	15.1	22.8	37.9
Goodwill	—	111.5	37.3	35.8	—	184.6
Intangible assets, net	—	116.8	—	137.8	(22.8)	231.8
Long-term intercompany receivables	—	73.0	—	—	(73.0)	—
Other assets	1,884.1	1,555.9	135.2	824.4	(4,343.8)	55.8

Total assets	$1,884.1	$2,564.5	$178.9	$3,094.0	$(4,472.8)	$3,248.7

Accounts payable	$—	$33.3	$0.1	$225.8	$—	$259.2
Accrued expenses	6.5	44.2	0.1	143.5	—	194.3
Income taxes payable	—	(7.1)	—	9.3	—	2.2
Accrued interest	3.2	1.7	—	0.1	—	5.0
Deferred income on sales to distributors	—	34.3	—	110.9	—	145.2
Deferred income taxes	—	—	—	0.4	22.8	23.2
Current portion of long-term debt	71.7	80.3	—	97.0	—	249.0
Short-term intercompany payables	—	38.9	—	—	(38.9)	—

Total current liabilities	81.4	225.6	0.2	587.0	(16.1)	878.1
Long-term debt	333.3	294.3	—	31.8	—	659.4
Other long-term liabilities	—	27.7	0.1	158.2	—	186.0
Deferred income taxes	—	1.6	—	21.9	—	23.5
Long-term intercompany payables	—	—	—	73.0	(73.0)	—

Total liabilities	414.7	549.2	0.3	871.9	(89.1)	1,747.0
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,195.2	2,464.6	259.8	1,403.6	(4,128.0)	3,195.2
Accumulated other comprehensive loss	(48.6)	(50.6)	—	(39.2)	89.8	(48.6)
Accumulated deficit	(1,170.8)	(399.0)	(132.1)	656.1	(125.0)	(1,170.8)
Less: treasury stock, at cost	(511.5)	—	—	—	—	(511.5)

Total ON Semiconductor Corporation stockholders’ equity	1,469.4	2,015.3	178.6	2,222.1	(4,416.0)	1,469.4
Non-controlling interest in consolidated subsidiary	—	—	—	—	32.3	32.3

Total equity	1,469.4	2,015.3	178.6	2,222.1	(4,383.7)	1,501.7

Total liabilities and equity	$1,884.1	$2,564.5	$178.9	$3,094.0	$(4,472.8)	$3,248.7

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED SEPTEMBER 27, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$157.2	$3.7	$1,078.9	$(524.4)	$715.4
Cost of revenues	—	138.6	0.1	856.8	(529.3)	466.2

Gross profit	—	18.6	3.6	222.1	4.9	249.2
Operating Expenses:
Research and development	—	12.3	2.9	68.8	—	84.0
Selling and marketing	—	18.1	0.2	25.9	—	44.2
General and administrative	—	7.4	0.2	26.9	—	34.5
Amortization of acquisition related intangible assets	—	3.8	—	5.5	(1.1)	8.2
Restructuring, asset impairments and other, net	—	—	—	11.0	—	11.0

Total operating expenses	—	41.6	3.3	138.1	(1.1)	181.9

Operating income (loss)	—	(23.0)	0.3	84.0	6.0	67.3
Other income (expenses), net:
Interest expense	(5.6)	(2.4)	—	(1.2)	—	(9.2)
Interest income	—	0.1	—	0.2	—	0.3
Other	—	(1.9)	—	0.5	—	(1.4)
Equity in earnings	57.4	79.4	2.3	—	(139.1)	—

Other income (expenses), net	51.8	75.2	2.3	(0.5)	(139.1)	(10.3)
Income before income taxes	51.8	52.2	2.6	83.5	(133.1)	57.0
Income tax benefit (provision)	—	8.8	—	(13.0)	—	(4.2)

Net income	51.8	61.0	2.6	70.5	(133.1)	52.8
Net income attributable to non-controlling interest	—	—	—	—	(1.0)	(1.0)

Net income attributable to ON Semiconductor Corporation	$51.8	$61.0	$2.6	$70.5	$(134.1)	$51.8

Comprehensive income attributable to ON Semiconductor Corporation	$54.3	$63.5	$2.6	$71.7	$(137.8)	$54.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED SEPTEMBER 28, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$180.6	$3.4	$899.1	$(357.6)	$725.5
Cost of revenues	—	115.7	0.2	726.8	(355.2)	487.5

Gross profit	—	64.9	3.2	172.3	(2.4)	238.0
Operating Expenses:
Research and development	—	43.5	2.5	44.1	—	90.1
Selling and marketing	—	17.3	0.2	26.7	—	44.2
General and administrative	—	(35.4)	0.2	72.0	—	36.8
Amortization of acquisition related intangible assets	—	4.5	—	7.6	(1.0)	11.1
Restructuring, asset impairments and other, net	—	1.1	0.1	10.0	—	11.2

Total operating expenses	—	31.0	3.0	160.4	(1.0)	193.4

Operating income	—	33.9	0.2	11.9	(1.4)	44.6

Other income (expenses), net:
Interest expense	(9.2)	(2.1)	—	(2.3)	—	(13.6)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	(1.8)	—	(1.8)	—	(3.6)
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	29.5	4.0	2.0	(0.4)	(35.1)	—

Other income (expenses), net	12.5	0.3	2.0	(4.4)	(35.1)	(24.7)

Income before income taxes	12.5	34.2	2.2	7.5	(36.5)	19.9
Income tax (provision) benefit	—	(7.4)	—	0.9	—	(6.5)

Net income	12.5	26.8	2.2	8.4	(36.5)	13.4
Net income attributable to non-controlling interest	—	—	—	—	(0.9)	(0.9)

Net income attributable to ON Semiconductor Corporation	$12.5	$26.8	$2.2	$8.4	$(37.4)	$12.5

Comprehensive income attributable to ON Semiconductor Corporation	$12.0	$26.3	$2.2	$8.0	$(36.5)	$12.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$485.5	$10.1	$3,113.0	$(1,543.9)	$2,064.7
Cost of revenues	—	372.1	0.3	2,567.8	(1,561.0)	1,379.2

Gross profit	—	113.4	9.8	545.2	17.1	685.5
Operating Expenses:
Research and development	—	66.2	8.1	181.2	—	255.5
Selling and marketing	—	52.8	0.5	74.0	—	127.3
General and administrative	—	23.5	0.6	86.8	—	110.9
Amortization of acquisition related intangible assets	—	11.4	—	16.5	(3.1)	24.8
Restructuring, asset impairments and other, net	—	1.0	—	10.1	—	11.1

Total operating expenses	—	154.9	9.2	368.6	(3.1)	529.6

Operating income (loss)	—	(41.5)	0.6	176.6	20.2	155.9

Other income (expenses), net:
Interest expense	(17.3)	(7.3)	—	(4.0)	—	(28.6)
Interest income	—	0.3	—	0.7	—	1.0
Other	—	(7.4)	—	11.0	—	3.6
Loss on debt exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	142.5	184.1	6.4	—	(333.0)	—

Other income (expenses), net	122.1	169.7	6.4	7.7	(333.0)	(27.1)

Income before income taxes	122.1	128.2	7.0	184.3	(312.8)	128.8
Income tax benefit (provision)	—	7.9	—	(11.9)	—	(4.0)

Net income	122.1	136.1	7.0	172.4	(312.8)	124.8
Net income attributable to non-controlling interest	—	—	—	—	(2.7)	(2.7)

Net income attributable to ON Semiconductor Corporation	$122.1	$136.1	$7.0	$172.4	$(315.5)	$122.1

Comprehensive income attributable to ON Semiconductor Corporation	$114.6	$126.5	$7.0	$167.5	$(301.0)	$114.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$568.6	$10.0	$2,702.8	$(1,066.7)	$2,214.7
Cost of revenues	—	350.1	0.6	2,180.7	(1,058.2)	1,473.2

Gross profit	—	218.5	9.4	522.1	(8.5)	741.5
Operating Expenses:
Research and development	—	136.4	7.8	135.1	—	279.3
Selling and marketing	—	51.2	0.6	85.0	—	136.8
General and administrative	—	(3.0)	0.4	122.3	—	119.7
Amortization of acquisition related intangible assets	—	13.6	—	22.8	(3.1)	33.3
Restructuring, asset impairments and other, net	—	1.3	0.1	55.9	—	57.3

Total operating expenses	—	199.5	8.9	421.1	(3.1)	626.4

Operating income	—	19.0	0.5	101.0	(5.4)	115.1

Other income (expenses), net:
Interest expense	(29.6)	(6.8)	—	(7.0)	—	(43.4)
Interest income	—	0.7	—	0.4	—	1.1
Other	—	1.4	—	2.0	—	3.4
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	85.0	64.2	6.9	(0.4)	(155.7)	—

Other income (expenses), net	47.6	59.5	6.9	(5.0)	(155.7)	(46.7)

Income before income taxes	47.6	78.5	7.4	96.0	(161.1)	68.4
Income tax provision	—	(0.9)	—	(16.9)	—	(17.8)

Net income	47.6	77.6	7.4	79.1	(161.1)	50.6
Net income attributable to non-controlling interest	—	—	—	—	(3.0)	(3.0)

Net income attributable to ON Semiconductor Corporation	$47.6	$77.6	$7.4	$79.1	$(164.1)	$47.6

Comprehensive income attributable to ON Semiconductor Corporation	$49.1	$79.1	$7.4	$80.0	$(166.5)	$49.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$58.7	$—	$147.2	$(5.6)	$200.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(26.1)	—	(109.0)	—	(135.1)
Proceeds from sales of property, plant and equipment	—	0.1	—	8.5	—	8.6
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.6)	—	(1.6)
Proceeds from held-to maturity securities	—	155.7	—	—	—	155.7
Purchase of held-to-maturity securities	—	(195.0)	—	—	—	(195.0)
Contribution from subsidiaries	102.5	—	—	—	(102.5)	—

Net cash provided by (used in) investing activities	102.5	(65.3)	—	(102.1)	(102.5)	(167.4)

Cash flows from financing activities:
Intercompany loan activity	—	(664.2)	—	664.2	—	—
Intercompany loan repayments to guarantor	—	757.5	—	(757.5)	—	—
Payments to parent	—	(108.1)	—	—	108.1	—
Proceeds from issuance of common stock under the employee stock purchase plan	4.1	—	—	—	—	4.1
Proceeds from exercise of stock options	9.5	—	—	—	—	9.5
Payments of tax withholding for restricted shares	(2.8)	—	—	—	—	(2.8)
Repurchase of common stock	(35.8)	—	—	—	—	(35.8)
Proceeds from debt issuance	—	—	—	46.2	—	46.2
Payment of capital leases obligations	—	(28.6)	—	(2.7)	—	(31.3)
Repayment of long-term debt	(77.5)	(4.6)	—	(48.2)	—	(130.3)

Net cash provided used in financing activities	(102.5)	(48.0)	—	(98.0)	108.1	(140.4)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.9)	—	(9.9)

Net decrease in cash and cash equivalents	—	(54.6)	—	(62.8)	—	(117.4)
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$157.5	$—	$212.0	$—	$369.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$(34.1)	$0.9	$179.2	$(6.6)	$139.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(49.7)	(0.7)	(148.4)	—	(198.8)
Proceeds from sales of property, plant and equipment	—	—	—	5.1	—	5.1
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.6	—	1.6
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to maturity securities	—	288.7	—	—	—	288.7
Purchase of held-to-maturity securities	—	(261.7)	—	—	—	(261.7)
Contribution from subsidiaries	119.5	(7.9)	—	—	(111.6)	—

Net cash provided by (used in) investing activities	119.5	(30.6)	(0.7)	(130.2)	(111.6)	(153.6)

Cash flows from financing activities:
Intercompany loan activity	—	(256.4)	—	256.4	—	—
Intercompany loan repayments to guarantor	—	323.6	—	(323.6)	—	—
Payments to parent	—	(126.1)	—	7.9	118.2	—
Proceeds from issuance of common stock under the employee stock purchase plan	4.3	—	—	—	—	4.3
Proceeds from exercise of stock options	6.0	—	—	—	—	6.0
Payments of tax withholding for restricted shares	(8.8)	—	—	—	—	(8.8)
Repurchase of common stock	(22.5)	—	—	—	—	(22.5)
Proceeds from debt issuance	—	6.5	—	4.6	—	11.1
Payment of capital leases obligations	—	(27.8)	—	(2.8)	—	(30.6)
Repayment of long-term debt	(98.5)	(3.6)	—	(73.5)	—	(175.6)

Net cash used in financing activities	(119.5)	(83.8)	—	(131.0)	118.2	(216.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.2)	—	(1.2)

Net (decrease) increase in cash and cash equivalents	—	(148.5)	0.2	(83.2)	—	(231.5)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$156.0	$—	$265.4	$—	$421.4

See also Note 9: “Commitments and Contingencies—Other Contingencies” for further discussion of the Company’s guarantees.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 16: Subsequent Events

SANYO Semiconductor Products Group KSS Facility Closure

On October 6, 2013, the Company announced a plan to close its SANYO Semiconductor Products Group back-end assembly/test facility located in Hanyu, Japan by the end of the second quarter of 2014. Under the KSS Plan, a majority of the production from KSS will be transferred to other Company-owned back-end manufacturing facilities. The KSS Plan is being undertaken as part of the Company’s overall drive for operational efficiencies and is in line with an ongoing strategy aimed at migrating in-house production to large, high volume facilities. The Company expects cost savings associated with KSS Plan activities to total approximately $16 million in the first year following the closure of KSS with annual cost savings in years thereafter expected to reach similar levels. See Note 4: “Restructuring, Asset Impairments and Other, Net” for additional information on the KSS Plan.

SANYO Semiconductor Products Group Voluntary Retirement Program

Effective October 7, 2013, the Company initiated an additional voluntary retirement program for employees of certain of its SANYO Semiconductor Products Group subsidiaries in order to further improve cost structure within the SANYO Semiconductor Products Group. Under the program, the Company expects to reduce the employment levels at these subsidiaries by approximately 600-700 employees. The ultimate cost of the program will depend on several factors, including the years of service and salary levels of employees that apply for early retirement under the program. Given the voluntary nature of the program, the costs associated with the program will be recorded when the retirement offer is accepted by the impacted employees. To the extent the voluntary program is completed at the estimated levels, the Company estimates recording cash charges ranging from $40 million to $48 million related to this program, with a majority of such charges being recorded during the fourth quarter of 2013. Additionally, the Company expects cost savings associated with the above activities totaling approximately $36 million to $45 million during the first year following the completion of the above referenced headcount reduction with annual cost savings in years thereafter expected to reach similar levels.

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, the Company and its wholly-owned subsidiary, SCI LLC, entered into an $800.0 million, five-year senior revolving credit facility, the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 between the Company and a group of lenders. The new Credit Agreement amends and restates the Company’s prior Credit Agreement, dated as of December 23, 2011. The Facility may be used for general corporate purposes including: working capital, stock repurchase, and/or acquisitions. Following entry into the Credit Agreement, the Company borrowed $120.0 million of the $800.0 million available under the Facility. The Company has not identified any specific use for the drawn proceeds. See Note 6: “Long-Term Debt” for additional information with respect to the Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 26, 2013, and our unaudited consolidated financial statements for the fiscal quarter ended September 27, 2013, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2012 Form 10-K.

Company Highlights for the Quarter Ended September 27, 2013

•	Total revenues of $715.4 million

•	Gross margin of 34.8 percent

•	Net income per fully diluted share of $0.11

•

Completed the repurchase of approximately 4.1 million shares of common stock for an aggregate purchase price of approximately $30.2 million pursuant to our previously announced share repurchase program

Executive Overview

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

Our extensive portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our product portfolio was comprised of approximately 46,000 products as of September 27, 2013 and we shipped approximately 31.2 billion units in the first nine months of 2013, as compared to 28.4 billion units in the first nine months of 2012. We specialize in micro packages, which offer increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices. We believe that our ability to offer a broad range of products, global manufacturing network and logistics provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of September 27, 2013, we were organized into three operating segments, which also represented our three reporting segments: Application Products Group, Standard Products Group, and SANYO Semiconductor Products Group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices associated with our operating segments, and may move product families or individual devices from one operating segment to another.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. While there have been recent indications of improving conditions, our business environment continues to experience significant uncertainty and volatility. We have historically reviewed, and will continue to review, our cost structure, capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections.

To further improve our cost structure within our SANYO Semiconductor Products Group, on October 6, 2013 we announced a plan to close KSS by the end of the second quarter of 2014 (the “KSS Plan”). In addition, on October 7, 2013 we also announced an additional voluntary retirement program for employees of our certain SANYO Semiconductor Products Group subsidiaries in order to further improve the cost structure within our SANYO Semiconductor Products Group. See Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Fourth Quarter 2013 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $675 million to $705 million in the fourth quarter of 2013. Backlog levels for the fourth quarter of 2013 represent approximately 80% to 85% of our anticipated fourth quarter 2013 revenues. We estimate average selling prices for the fourth quarter of 2013 will be down approximately one percent when compared to the third quarter of 2013. For the fourth quarter of 2013, we estimate that gross margin as a percentage of revenues will be approximately 33.8% to 34.8%.

Results of Operations

Quarter Ended September 27, 2013 Compared to Quarter Ended September 28, 2012

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 27, 2013 and September 28, 2012 (in millions):

	Quarter Ended
	September 27, 2013	September 28, 2012	Dollar Change
Revenues	$715.4	$725.5	$(10.1)
Cost of revenues	466.2	487.5	(21.3)

Gross profit	249.2	238.0	11.2
Operating expenses:
Research and development	84.0	90.1	(6.1)
Selling and marketing	44.2	44.2	—
General and administrative	34.5	36.8	(2.3)
Amortization of acquisition-related intangible assets	8.2	11.1	(2.9)
Restructuring, asset impairments and other, net	11.0	11.2	(0.2)

Total operating expenses	181.9	193.4	(11.5)

Operating income	67.3	44.6	22.7

Other income (expenses), net:
Interest expense	(9.2)	(13.6)	4.4
Interest income	0.3	0.3	—
Other	(1.4)	(3.6)	2.2
Loss on debt exchange	—	(7.8)	7.8

Other income (expenses), net	(10.3)	(24.7)	14.4

Income before income taxes	57.0	19.9	37.1
Income tax provision	(4.2)	(6.5)	2.3

Net income	52.8	13.4	39.4
Less: Net income attributable to non-controlling interest	(1.0)	(0.9)	(0.1)

Net income attributable to ON Semiconductor Corporation	$51.8	$12.5	$39.3

Revenues

Revenues were $715.4 million and $725.5 million for the quarters ended September 27, 2013 and September 28, 2012, respectively. The decrease in revenues for the quarter ended September 27, 2013 compared to the quarter ended September 28, 2012 was isolated to our SANYO Semiconductor Products Group with our other operating segments experiencing increases in revenue as a result of an improved demand environment. Our SANYO Semiconductor Products Group was impacted by a softening of the Japanese consumer market and a weakened Yen.

As compared to the quarter ended September 28, 2012, we experienced a decline in average selling prices of approximately 7%, partially offset by favorable changes in volume and mix, which resulted in a net decrease in revenue of approximately 1% for the quarter ended September 27, 2013.

Our revenues by reportable segment for the quarters ended September 27, 2013 and September 28, 2012 were as follows (dollars in millions):

	Quarter Ended September 27, 2013	As a % of Total Revenue (1)	Quarter Ended September 28, 2012	As a % of Total Revenue (1)
Application Products Group	$269.0	37.6%	$252.7	34.8%
Standard Products Group	289.6	40.5%	279.8	38.6%
SANYO Semiconductor Products Group	156.8	21.9%	193.0	26.6%

Total revenues	$715.4		$725.5

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $16.3 million, or approximately 6%, from the third quarter of 2012 to the third quarter of 2013. This increase is primarily attributable to a $13.2 million, or approximately 14%, increase in revenues for our analog products combined with increases in revenues from our ASIC, TMOS and foundry products.

Revenues from the Standard Products Group increased by $9.8 million, or approximately 4%, from the third quarter of 2012 to the third quarter of 2013. This increase is primarily attributable to an $11.8 million, or approximately 11%, increase in revenue from our discrete products, offset by a decrease of $3.2 million, or approximately 5%, in revenue from our TMOS products.

Revenues from the SANYO Semiconductor Products Group decreased by $36.2 million, or approximately 19%, from the third quarter of 2012 to the third quarter of 2013, due to a softening of the Japanese consumer market and the impact of a weakening Yen.

Revenues by geographic location for the quarters ended September 27, 2013 and September 28, 2012 were as follows (dollars in millions):

	Quarter Ended September 27, 2013	As a % of Total Revenue (1)	Quarter Ended September 28, 2012	As a % of Total Revenue (1)
United States	$109.0	15.2%	$106.7	14.7%
Japan	70.3	9.8%	93.9	12.9%
China	230.1	32.2%	228.5	31.5%
Singapore	178.3	24.9%	157.3	21.7%
United Kingdom	101.9	14.2%	94.0	13.0%
Other	25.8	3.6%	45.1	6.2%

Total	$715.4		$725.5

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended September 27, 2013 and September 28, 2012, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit by reportable segment for the quarters ended September 27, 2013 and September 28, 2012 was as follows (dollars in millions):

	Quarter Ended September 27, 2013	As a % of Segment Revenue (1)	Quarter Ended September 28, 2012	As a % of Segment Revenue (1)
Application Products Group	$119.0	44.2%	$113.5	44.9%
Standard Products Group	95.6	33.0%	100.1	35.7%
SANYO Semiconductor Products Group	34.3	21.9%	37.0	19.2%

Gross profit by segment	$248.9		$250.6
Unallocated manufacturing costs (2)	0.3	—%	(12.6)	(1.7)%

Total gross profit	$249.2	34.8%	$238.0	32.8%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $249.2 million in the third quarter of 2013 compared to $238.0 million in the third quarter of 2012. The gross profit increase of $11.2 million, or approximately 5%, during the third quarter of 2013 is primarily due to increased capacity utilization, the impact of a weakened Yen on our cost of revenues and costs savings realized from previous restructuring activities, partially offset by decreased average selling prices.

Gross profit as a percentage of revenues increased from approximately 33% in the third quarter of 2012 to approximately 35% in the third quarter of 2013. This increase was primarily driven by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $84.0 million for the third quarter of 2013 compared to $90.1 million for the third quarter of 2012, representing a decrease of $6.1 million or approximately 7%. This decrease in research and development expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities along with the impact of a weakened Yen.

Selling and marketing expenses were $44.2 million for the third quarter of 2013 compared to $44.2 million for the third quarter of 2012.

General and administrative expenses were $34.5 million in the third quarter of 2013 compared to $36.8 million in the third quarter of 2012, representing a decrease of $2.3 million or approximately 6%. This decrease in general and administrative expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities along with the impact of a weakened Yen.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $8.2 million and $11.1 million for the quarters ended September 27, 2013 and September 28, 2012, respectively. The decrease of $2.9 million, or approximately 26%, is the result of the impairment of certain of SANYO Semiconductor Products Group’s intangible assets recorded during the fourth quarter of 2012. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K for information on intangible asset impairments during 2012.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $11.0 million for the quarter ended September 27, 2013 compared to $11.2 million for the quarter ended September 28, 2012. The information below summarizes certain activities for each respective quarter. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to restructuring activities.

Quarter Ended September 27, 2013

During the quarter ended September 27, 2013, we recorded net charges of approximately $2.4 million in connection with the previously announced voluntary retirement program for certain employees of our SANYO Semiconductor Products Group, which consisted of employee severance charges of $2.6 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $0.2 million.

On October 6, 2013, we announced a plan to close our SANYO Semiconductor Products Group KSS back-end manufacturing facility by the end of the second quarter of 2014. Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other Company-owned back-end manufacturing facilities. We recorded approximately $6.8 million of net restructuring charges related to the KSS Plan during the quarter ended September 27, 2013, which consisted of multi-employer pension plan withdrawal charges of $3.9 million and $2.9 million of asset impairment charges associated with the KSS Plan.

Quarter Ended September 28, 2012

During the third quarter of 2012, we initiated a global workforce reduction program. Restructuring charges for the quarter ended September 28, 2012 consisted primarily of $7.8 million associated with employee severance charges related to this global workforce reduction program.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended September 27, 2013 and September 28, 2012 is as follows (in millions):

	Application Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For quarter ended September 27, 2013:
Segment operating income (loss)	$30.4	$54.9	$(3.0)	$82.3
For quarter ended September 28, 2012:
Segment operating income (loss)	$28.8	$60.9	$(21.4)	$68.3

Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	September 27, 2013	September 28, 2012
Operating income for reportable segments	$82.3	$68.3
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(11.0)	(11.2)
Other unallocated manufacturing costs	0.3	(12.6)
Other unallocated operating expenses	(4.3)	0.1

Operating income	$67.3	$44.6

Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which are not directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $4.4 million to $9.2 million during the quarter ended September 27, 2013 compared to $13.6 million during the quarter ended September 28, 2012. We recorded amortization of debt discount to interest expense of $2.7 million and $5.5 million for the quarters ended September 27, 2013 and September 28, 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended September 27, 2013 was $913.0 million at a weighted average interest rate of approximately 4.0%, compared to $1,066.9 million at a weighted average interest rate of approximately 5.1% during the quarter ended September 28, 2012.

Other

Other expense decreased by $2.2 million from a loss of $3.6 million for the quarter ended September 28, 2012 to a loss of $1.4 million for the quarter ended September 27, 2013. The decrease is primarily attributable to the impact of our hedging activities during the quarter ended September 27, 2013.

Provision for Income Taxes

We recorded an income tax provision of $4.2 million and a provision for income taxes of $6.5 million during the quarters ended September 27, 2013 and September 28, 2012, respectively.

The income tax provision for the quarter ended September 27, 2013 was $4.2 million, which consisted of $6.4 million for income and withholding taxes of certain of our foreign operations and $0.3 million of interest on existing reserves for potential liabilities in foreign jurisdictions, partially offset by the reversal of $2.5 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended September 27, 2013.

The income tax provision for the quarter ended September 28, 2012 was $6.5 million, which consisted of $6.6 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.3 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the third quarter of 2012.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended September 27, 2013 was 7.4%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of certain reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended September 27, 2013. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Nine Months Ended September 27, 2013 Compared to Nine Months Ended September 28, 2012

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 27, 2013 and September 28, 2012 (in millions):

	Nine Months Ended
	September 27, 2013	September 28, 2012	Dollar Change
Revenues	$2,064.7	$2,214.7	$(150.0)
Cost of revenues	1,379.2	1,473.2	(94.0)

Gross profit	685.5	741.5	(56.0)
Operating expenses:
Research and development	255.5	279.3	(23.8)
Selling and marketing	127.3	136.8	(9.5)
General and administrative	110.9	119.7	(8.8)
Amortization of acquisition-related intangible assets	24.8	33.3	(8.5)
Restructuring, asset impairments and other, net	11.1	57.3	(46.2)

Total operating expenses	529.6	626.4	(96.8)

Operating income	155.9	115.1	40.8

Other income (expenses), net:
Interest expense	(28.6)	(43.4)	14.8
Interest income	1.0	1.1	(0.1)
Other	3.6	3.4	0.2
Loss on debt exchange	(3.1)	(7.8)	4.7

Other income (expenses), net	(27.1)	(46.7)	19.6

Income before income taxes	128.8	68.4	60.4
Income tax provision	(4.0)	(17.8)	13.8

Net income	124.8	50.6	74.2
Less: Net income attributable to non-controlling interest	(2.7)	(3.0)	0.3

Net income attributable to ON Semiconductor Corporation	$122.1	$47.6	$74.5

Revenues

Revenues were $2,064.7 million and $2,214.7 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. The decrease in revenues for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 was most pronounced in our SANYO Semiconductor Products Group, while all operating segments experienced revenue declines as a result of a weakened demand environment associated with less favorable global economic conditions. Our SANYO Semiconductor Products Group was impacted by a softening of the Japanese consumer market, a weakened Yen, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels during the second half of 2012.

For the nine months ended September 27, 2013, we experienced a decline in average selling prices of approximately 7% as compared to the nine months ended September 28, 2012.

Our revenues by reportable segment for the nine months ended September 27, 2013 and September 28, 2012 were as follows (dollars in millions):

	Nine Months Ended September 27, 2013	As a % of Total Revenue (1)	Nine Months Ended September 28, 2012	As a % of Total Revenue (1)
Application Products Group	$765.5	37.1%	$772.8	34.9%
Standard Products Group	831.2	40.3%	837.6	37.8%
SANYO Semiconductor Products Group	468.0	22.7%	604.3	27.3%

Total revenues	$2,064.7		$2,214.7

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $7.3 million, or approximately 1%, from the nine months ended September 28, 2012 to the nine months ended September 27, 2013. This decrease is primarily attributable to a $17.3 million, or approximately 4%, decrease in revenues from our ASIC products combined with a decrease of $5.6 million, or approximately 16%, in revenues from our ECL products, partially offset by a $14.4 million, or approximately 5%, increase in revenues from our analog products.

Revenues from the Standard Products Group decreased by $6.4 million, or approximately 1%, from the nine months ended September 28, 2012 to the nine months ended September 27, 2013. This decrease is primarily attributable to an $11.6 million, or approximately 6%, decrease in revenue from our TMOS products and decrease in revenue of $4.5 million, or approximately 10%, from our memory products, partially offset by an increase of $10.6 million, or approximately 3%, from our discrete products.

Revenues from the SANYO Semiconductor Products Group decreased by $136.3 million, or approximately 23%, from the nine months ended September 28, 2012 to the nine months ended September 27, 2013, due to a softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China, which began to impact revenue levels during the second half of 2012.

Revenues by geographic location for the nine months ended September 27, 2013 and September 28, 2012 were as follows (dollars in millions):

	Nine Months Ended September 27, 2013	As a % of Total Revenue (1)	Nine Months Ended September 28, 2012	As a % of Total Revenue (1)
United States	$306.4	14.8%	$338.3	15.3%
Japan	217.6	10.5%	314.2	14.2%
China	628.0	30.4%	664.4	30.0%
Singapore	525.6	25.5%	464.3	21.0%
United Kingdom	302.2	14.6%	299.8	13.5%
Other	84.9	4.1%	133.7	6.0%

Total	$2,064.7		$2,214.7

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended September 27, 2013 and September 28, 2012, we had no single customer that accounted for 10% of our total revenues.

Gross Profit

Our gross profit by reportable segment for the nine months ended September 27, 2013 and September 28, 2012, respectively, was as follows (in millions):

	Nine Months Ended September 27, 2013	As a % of Segment Revenue	Nine Months Ended September 28, 2012	As a % of Segment Revenue
Application Products Group	$336.3	43.9%	$352.6	45.6%
Standard Products Group	296.1	35.6%	312.5	37.3%
SANYO Semiconductor Products Group	63.4	13.5%	110.8	18.3%

Gross profit by segment	$695.8		$775.9
Unallocated manufacturing (1)	(10.3)	(0.5)%	(34.4)	(1.6)%

Total gross profit	$685.5	33.2%	$741.5	33.5%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

Our gross profit was $685.5 million for the nine months ended September 27, 2013 compared to $741.5 million for the nine months ended September 28, 2012. The gross profit decrease of $56.0 million for the nine months ended September 27, 2013 is primarily attributable to a decrease in gross profit for our SANYO Semiconductor Products Group and a result of lower revenues for the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012.

Gross profit as a percentage of revenues decreased from approximately 34% for the nine months ended September 28, 2012 to 33% for the nine months ended September 27, 2013, primarily due to the decreased gross margin in our SANYO Semiconductor Products Group, which experienced an increase in inventory reserves and, to a lesser extent, the expiration of certain operational support credits at the end of 2012.

Operating Expenses

Research and development expenses were $255.5 million for the nine months ended September 27, 2013 compared to $279.3 million for the nine months ended September 28, 2012, representing a decrease of $23.8 million or approximately 9%. This decrease in research and development expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities along with the impact of a weakening Yen.

Selling and marketing expenses were $127.3 million for the nine months ended September 27, 2013 compared to $136.8 million for the nine months ended September 28, 2012, representing a decrease of $9.5 million or approximately 7%. This decrease in selling and marketing expenses is primarily associated with decreased payroll related expenses resulting from our previously enacted restructuring and cost saving activities along with the impact of a weakening Yen.

General and administrative expenses were $110.9 million for the nine months ended September 27, 2013 compared to $119.7 million for the nine months ended September 28, 2012, representing a decrease of $8.8 million or 7%. This decrease in general and administrative expenses is primarily associated with decreased payroll and outside service related expenses resulting from our previously enacted restructuring and cost saving activities along with impact of a weakening Yen.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $24.8 million and $33.3 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. The decrease of $8.5 million, or approximately 26%, is the result of the impairment of certain of SANYO Semiconductor Products Group’s intangible assets recorded during the fourth quarter of 2012. See Note 3: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included in Part IV, Item 15 of our 2012 Form 10-K for information on intangible asset impairments during 2012.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $11.1 million for the nine months ended September 27, 2013 compared to $57.3 million for the nine months ended September 28, 2012. The information below summarizes certain of the activities for each respective period. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to restructuring activities.

Nine Months Ended September 27, 2013

During the nine months ended September 27, 2013, we initiated a voluntary retirement program for certain employees of our SANYO Semiconductor Products Group. We recorded net charges of approximately $22.9 million in connection with this program, which consisted of employee severance charges of $35.0 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $12.1 million.

Additionally, during the nine months ended September 27, 2013, we recorded $3.1 million of restructuring charges related to the announced closure of our Aizu facility. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owned the Aizu facility, which utilized the Japanese Yen as its functional currency. The related amount was recorded as a benefit to restructuring, asset impairments and other, net on the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 12: “Changes in Accumulated Other Comprehensive Loss” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on amounts reclassified from accumulated other comprehensive loss.

On October 6, 2013 we announced a plan to close our SANYO Semiconductor Products Group KSS back-end manufacturing facility by the end of the second quarter of 2014. Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other Company-owned back-end manufacturing facilities. We recorded approximately $6.8 million of net restructuring charges related to the KSS Plan during the nine months ended September 27, 2013, consisting of multi-employer pension plan withdrawal charges of $3.9 million and $2.9 million of asset impairment charges associated with the KSS Plan.

Nine Months Ended September 28, 2012

During the nine months ended September 28, 2012, we initiated a voluntary retirement program for certain employees of our SANYO Semiconductor Products Group and recorded charges of $34.0 million associated with this activity, which was comprised of employee severance charges of $45.7 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $11.7 million.

Additionally, during the nine months ended September 28, 2012, we initiated a global workforce reduction program. Restructuring charges for the nine months ended September 28, 2012 related to this program consisted primarily of $7.8 million associated with employee severance charges.

Operating Income

Information about operating income (loss) from our reportable segments for the nine months ended September 27, 2013 and September 28, 2012 is as follows (in millions):

	Applications Products Group	Standard Products Group	SANYO Semiconductor Products Group	Total
For the nine months ended September 27, 2013:
Segment operating income (loss)	$80.1	$177.8	$(71.7)	$186.2
For the nine months ended September 28, 2012:
Segment operating income (loss)	$90.8	$190.1	$(73.2)	$207.7

Reconciliations of segment information to the financial statements is as follows (in millions):

	Nine Months Ended
	September 27, 2013	September 28, 2012
Operating income for reportable segments	$186.2	$207.7
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(11.1)	(57.3)
Other unallocated manufacturing costs	(10.3)	(34.4)
Other unallocated operating expenses	(8.9)	(0.9)

Operating income	$155.9	$115.1

Interest Expense

Interest expense decreased by $14.8 million to $28.6 million for the nine months ended September 27, 2013 compared to $43.4 million in the first nine months of 2012. We recorded amortization of debt discount to interest expense of $8.5 million and $18.7 million for the nine months ended September 27, 2013 and September 28, 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) for the nine months ended September 27, 2013 was $960.2 million at a weighted average interest rate of 4.0%, compared to $1,135.2 million at a weighted average interest rate of 5.1% for the nine months ended September 28, 2012.

Other

Other income increased $0.2 million from a gain of $3.4 million for the nine months ended September 28, 2012 to a gain of $3.6 million for the nine months ended September 27, 2013.

Loss on Debt Exchange

During the nine months ended September 27, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this transaction extended the earliest put date for the exchanged amount from December 2013 to December 2016.

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information on this exchange.

Provision for Income Taxes

We recorded an income tax provision of $4.0 million and $17.8 million during the nine months ended September 27, 2013 and September 28, 2012, respectively.

The income tax provision for the nine months ended September 27, 2013 was $4.0 million, which consisted of $11.8 million for income and withholding taxes of certain of our foreign operations and $0.8 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the nine months ended September 27, 2013.

The income tax provision for the nine months ended September 28, 2012 was $17.8 million, which consisted of $17.9 million for income and withholding taxes of certain of our foreign operations and $0.7 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, partially offset by the reversal of $0.8 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 28, 2012.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the nine months ended September 27, 2013 was 3.1%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of certain valuation allowances and the reversal of reserves and interest for potential liabilities in certain foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 27, 2013. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

During the nine months ended September 27, 2013, there have not been any material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2012 Form 10-K. For information on long-term debt see Note 6: “Long-Term Debt,” for operating leases see Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $553.6 million as of September 27, 2013. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at September 27, 2013 include approximately $341.6 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 27, 2013, our senior revolving credit facility included a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of September 27, 2013. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $4.7 million as of September 27, 2013.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations and real estate mortgages which totaled approximately $83.9 million as of September 27, 2013. We are also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $283.1 million as of September 27, 2013. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $112.1 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the nine months ended September 27, 2013, we paid $135.1 million for capital expenditures, while during the nine months ended September 28, 2012, we paid approximately $198.8 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2013 is approximately $35 million, of which our current minimum contractual commitment is approximately $6.1 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Nine Months Ended
	September 27, 2013	September 28, 2012
Summarized cash flow from operating activities
Net income	$124.8	$50.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156.5	182.7
Provision for excess inventories	45.7	30.6
Non-cash share-based compensation expense	23.4	14.7
Non-cash interest	8.5	18.7
Non-cash foreign currency translation gain	(21.0)	—
Other adjustments	(5.8)	8.9
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(69.1)	43.5
Inventories	(64.8)	(36.3)
Accounts payable	1.0	(128.8)
Deferred income on sales to distributors	10.7	(22.1)
Other long-term liabilities	(21.4)	(9.7)
Other changes in assets and liabilities	11.8	(13.4)

Net cash provided by operating activities	$200.3	$139.4

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may increase as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. Our working capital, including cash and cash equivalents and short-term investments, was $767.6 million at September 27, 2013 and has fluctuated between $852.2 million and $669.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the nine months ended September 27, 2013 our working capital was most significantly impacted by the retirement of our 1.875% Notes, payments associated with our restructuring activities and the re-acquisition of the Company’s common stock. See Note 6: “Long-Term Debt,” Note 4: “Restructuring, Asset Impairments, and Other, Net” and Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on the retirement of our 1.875% Notes, our restructuring activities and our share repurchase program activity during the nine months ended September 27, 2013.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $135.1 million during the nine months ended September 27, 2013, compared to cash capital expenditures of $198.8 million during the nine months ended September 28, 2012. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the nine months ended September 27, 2013. Set forth below is a summary of certain key financing events during the nine months ended September 27, 2013. For a further discussion of our debt instruments, see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchase Program

During the nine months ended September 27, 2013, we purchased approximately 5.6 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $42.3 million, inclusive of fees, commissions and other expenses, at a weighted average execution price per share of $7.54. See Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for information on the share repurchase program.

Convertible Note Exchange

During the nine months ended September 27, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes in exchange for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on this exchange.

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

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, we entered into an $800 million five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 (the “Credit Agreement”). The Facility may be used for general corporate purposes including: working capital, stock repurchase, and/or acquisitions. The increase in amount of the Facility further enhances our profile and provides financial flexibility to support long term business and financial objectives. Following entry into the Credit Agreement, we borrowed $120 million of the $800 million available under the Facility. We have not identified any specific use for the drawn proceeds. The Facility includes $40 million availability for the issuance of letters of credit, $15 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75 million. See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information relating to the Facility.

Canada Revolving Line of Credit

On August 30, 2013, one of our wholly-owned Canadian subsidiaries and SCI LLC, as guarantor, entered into an unsecured and uncommitted $15.0 million line of credit (the “Line of Credit”) the terms of which were set forth in an agreement by and between our Canadian subsidiary and a U.S. bank. During the quarter ended September 27, 2013, our Canadian subsidiary borrowed the full $15.0 million available under the Line of Credit. The borrowing under the Line of Credit bears interest based on an option of 1-month, 2-month, 3-month or 6-month LIBOR plus 1.60% per annum with interest payable quarterly. The borrowed amount is payable within three business days of demand.

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

Debt Guarantees and Related Covenants

Our 2.625% Notes and our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 15: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, on the terms described in the indentures for such notes. As of September 27, 2013, we believe that we were in compliance with the indentures relating to our 2.625% Notes and our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

At September 27, 2013, our long-term debt (including current maturities) totaled $908.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $513.0 million as of September 27, 2013. We do have interest rate exposure with respect to the $395.4 million balance on our variable interest rate debt outstanding as of September 27, 2013. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at September 27, 2013 and December 31, 2012 was $87.5 million and $197.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, Czech koruna, and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $10.3 million as of September 27, 2013, assuming no offsetting hedge positions.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 27, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2012 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our intellectual property rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings (including the voluntary retirement programs for employees of our SANYO Semiconductor Products Group), significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2012 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2012 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended September 27, 2013. Also see Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for additional information on this share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)

Month #1 June 29 - July 26, 2013	371,483	$7.93	371,483	$229,651,567

Month #2 July 27 - August 23, 2013	—	—	—	229,551,567

Month #3 August 24 - September 27, 2013	3,699,423	7.36	3,699,423	202,416,727

Total	4,070,906	$7.41	4,070,906

(1)	These time periods represent our fiscal month start and end dates for the third quarter of 2013.
(2)	On August 2, 2012, we announced a new share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Share Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the third quarter of 2013, we repurchased approximately 4.1 million shares of common stock under the Share Repurchase Program for an aggregate purchase price of approximately $30.2 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $7.41. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At September 27, 2013, approximately $202.4 million remained of the total authorized amount to purchase common stock pursuant to the Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance based restricted stock units issued to employees.

March 2013 Convertible Note Exchange

See Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of a note exchange transaction with respect to our 2.625% Notes and our 2.625% Notes, Series B.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: October 31, 2013	By:	/s/ BERNARD GUTMANN

Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Furnished herewith.