Form 10-K
period 2013-12-31
ON SEMICONDUCTOR CORP
filed 2014-02-21
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $3,590,800,724 as of June 28, 2013, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 18, 2014 was 440,421,919

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end December 31, 2013 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

Abbreviated Term	Defined Term
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Aizu	Former front-end wafer manufacturing facility located in Aizu, Japan
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
CMOS	Complementary metal oxide semiconductor
DSP	Digital signal processing
ECL	Emitter Coupled Logic
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
ERISA	Employee Retirement Income Security Act
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FPGA	Field programmable gate array
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
ISBU	Image sensor business unit
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
nm	Nanometer
OEM	Original equipment manufacturers
PulseCore	PulseCore Holdings (Cayman) Inc.
RF	Radio frequency
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal oxide semiconductor
VREG	Voltage regulator
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) is driving innovation in energy efficient electronics. Our extensive portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for optical systems. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer electronics, medical, industrial, smart grid and military/aerospace. Our devices are found in a wide variety of end-products including automotive electronics, smartphones, media tablets, wearable electronics, computers, servers, industrial building and home automation systems, consumer white goods, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, and sensor networks.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 46,000 products in 2013 and we shipped approximately 42.4 billion units in 2013 as compared to 37.1 billion units in 2012. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

We are currently organized into three operating segments, which also represent three reporting segments: Application Products Group, Standard Products Group, and System Solutions Group (formerly referred to as the “SANYO Semiconductor Products Group”). Our System Solutions Group was acquired on January 1, 2011 from SANYO Electric, and designs, manufactures and sells discrete components, hybrid ICs, radio frequency and power related products as well as custom ICs. Many of these devices fall into the existing product categories described above. However, the addition of our System Solutions Group operating segment expanded our capability in microcontrollers and optical imaging (including auto-focus and image stabilization for smartphones and media tablets), and extended our custom ASICs to integrated power modules and motor control devices for the consumer, automotive and industrial end-markets. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. From time to time we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Application Products Group	Standard Products Group	System Solutions Group
Automotive ASSPs	Bipolar Power	Power MOSFETs
Analog Automotive	Thyristor	IGBTs
Automotive Power Switching	Small Signal	Power and Signal Discretes
Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules
Medical ASICs & ASSPs	Protection	Motor Driver ICs
Linear Light Sensors	Rectifier	Display Drivers
CMOS Image Sensors	Filters	ASICs
Mixed Signal ASICs	MOSFETs	Microcontrollers
Industrial ASSPs	Signal & Interface	Flash Memory
High Frequency / Timing	Standard Logic	Touch Sensor
IPDs	LDO’s & VREGs	Power Supply IC
Foundry and Manufacturing Services	EE Memory and Programmable Analog	Audio DSP
Hearing Components	IGBTs	Audio Tuners
DC-DC Conversion		Image Stabilizer ICs
Analog Switches		Auto Focus ICs
AC-DC Conversion
Low Voltage Power Management
Power Switching
RF Antenna Tuning Solutions

We currently have domestic design operations in Arizona, California, Colorado, Idaho, Montana, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, Czech Republic, France, Germany, India, Ireland, Japan, Korea, Philippines, Romania, Slovakia, Switzerland and Taiwan. Additionally, we currently operate domestic manufacturing facilities in Idaho and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Malaysia, Philippines and Vietnam.

Company Highlights for the year ended December 31, 2013

•	Total revenues of approximately $2,782.7 million

•	Gross margin of approximately 33.7%

•	Net income of $0.33 per diluted share

•	Cash, cash equivalents and short-term investments of $625.7 million

•	Retired $72.6 million of our 2.625% Notes and $73.4 million of our 1.875% Notes

•	Extended our senior revolving credit facility through October 2018 and increased the borrowing capacity pursuant to the senior revolving credit facility to $800 million

•	Completed the repurchase of approximately 13.9 million shares of common stock under our previously announced share repurchase program

Company History and Capital Structure

Prior to August 1999, we were a wholly-owned subsidiary of Motorola and operated as the Semiconductor Components Group of Motorola’s Semiconductor Products Sector. On August 4, 1999, we were recapitalized (the “recapitalization”) and certain related transactions were effected pursuant to an agreement among us, our principal domestic operating subsidiary, SCI LLC, Motorola and affiliates of Texas Pacific Group (“TPG”). During 2007, TPG sold all of its remaining shares of our common stock to multiple buyers and ceased being our principal stockholder.

Recent Company Mergers and Acquisitions

We have historically pursued strategic acquisitions to leverage our existing capabilities and further build our business.

On January 1, 2011, we paid SANYO Electric $142.1 million in cash and issued a $377.5 million note payable to SANYO Electric, through SCI LLC, in exchange for a 100% interest in SANYO Semiconductor and certain other semiconductor related assets held by SANYO Electric. In the second quarter of 2011, we received approximately $39.7 million in cash from SANYO Electric for working capital and pension adjustments as determined in accordance with the purchase agreement, which resulted in a net purchase price of $479.9 million.

The acquisition of SANYO Semiconductor provided us with a stronger market presence in Japan, with many leading Japan-based customers, some of which were previously our customers. We believe that this acquisition has provided and will continue to provide us with access to market-leading Japanese and Asian customers, while providing our System Solutions Group’s customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Since acquiring SANYO Semiconductor in 2011, we have incurred material restructuring expenses to achieve cost savings in order to align the System Solutions Group’s cost structure with expected revenue levels as the System Solutions Group experienced revenue and financial performance declines which were greater than our expectations and greater then cyclical declines in our other operating segments. These revenue declines were at least partially attributable to the impact from the October 2011 Thailand flood, a softening of the Japanese consumer market and, to a lesser extent, political tensions between Japan and China. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” included elsewhere in this report for additional information on our System Solutions Group restructuring activities. On a long-term basis, we expect our System Solutions Group to benefit from access to ON Semiconductor’s market leading customers not previously doing business with SANYO Semiconductor in North America, Europe and China.

On February 27, 2011, we acquired 100% of the CMOS ISBU from Cypress Semiconductor for $34.1 million in cash. The ISBU includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR, and IBIS families, which are all well known throughout the industry.

During 2010, we acquired 100% of SDT and CMD in all cash transactions. During 2009, we acquired 100% of PulseCore in an all cash transaction. Among other benefits, these acquisitions improved our position as a leader of certain technologies, expanded our product offerings in certain end-markets, allowed us to reach more customers and enhanced our existing product portfolio.

See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this report for further discussion of certain of these acquisitions.

Products and Technology

The following provides certain information regarding our operating segments. See “Business Overview” above and Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for other information regarding our segments and their revenues and property, plant and equipment and the income derived therefrom.

Application Products Group

The Application Products Group designs and develops analog, mixed-signal and advanced logic ASIC and ASSP solutions for a broad base of end-users in the automotive, consumer electronics, computing, industrial, communications, medical and military / aerospace markets. Our product solutions enable industry leading active mode and standby mode efficiency now being demanded by regulatory agencies around the world. Additionally, the Application Products Group offers foundry and manufacturing services, including IPD technology, which leverages the Company’s broad range of manufacturing, IC design, packaging and silicon technology offerings to provide flexible turn-key solutions for our customers. Certain of the Application Products Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Automotive electronics	Energy efficient solutions that reduce emissions, improve fuel economy and safety, enhance lighting, and make possible an improved driving experience.
Computing	Solutions for a wide range of voltage and current options ranging from multi-phase 30 volt power for VCORE processors to single cell battery point of load. Thermal and battery charging solutions are also supported.
Industrial electronics	Power efficient communication and sensor interface products. Power line communication and power monitoring and switching solutions for high voltage lines down to residential applications. CMOS image sensors for high speed machine vision, space, and cinematography applications.
Communications	Power management products that allow lowest possible current consumption at high efficiency, RF tuning to enhance radio performance, ambient light and proximity sensing devices.

Standard Products Group

The Standard Products Group serves a broad base of end-user markets, including consumer electronics, computing, wireless and wired communications, automotive electronics, industrial electronics and medical via six major discrete semiconductor technology categories: diodes and transistors, analog products, LED drivers, EEPROMs, power MOSFETs and Standard Logic.

The wide array of discrete and integrated semiconductor products that we offer within these categories perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The trends driving growth within our end-user markets are primarily the demand for greater functionality in small hand-held devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The proliferation of electronic content in automobiles has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple hand-held applications and switching and rectification technologies that allow for high efficiency energy usage and conversion.

System Solutions Group

Our System Solutions Group is a global supplier of analog and mixed signal ICs, microcontrollers, DSPs, analog and digital tuners, intelligent power modules, memory and discrete semiconductors to the automotive, communications, consumer and industrial end-markets. Our diverse product portfolio includes analog power management ICs; motor drive ICs; intelligent modules for power inversion, motor control, and automotive electronics; 8,16 and 32-bit microcontrollers; audio and video tuners; DSPs and image enhancement products supporting a broad range of applications, including automotive infotainment and motor control systems, consumer white goods, wireless communications devices (including smartphones and media tablets), LCD TVs, and digital still cameras and camcorders. The continuing transformation to make all electronics systems “smart”, connected and more power efficient presents a substantial opportunity to draw on our diverse product portfolio and applications expertise to provide customers with comprehensive systems solutions for their applications. We further possess unique micro-packaging capabilities that help customers meet their need to reduce device size and weight as more semiconductor content is incorporated into electronics systems and device dimensions shrink to increase portability. Moreover, for home appliance and industrial power applications, we possess unique power assembly packaging and composite material IP, which allows our customers to improve power efficiency in their end products. These advanced packaging capabilities allow us to provide complete, fully tested solutions resulting in faster time to market for our customers.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, we had no sales to individual customers, including distributors, that accounted for 10% or more of our total consolidated revenues. Prior to 2011, sales to one of our distributors, Avnet, represented 10% or more of total consolidated revenues as follows: 13% and 11% for the years ended December 31, 2010 and December 31, 2009, respectively. Revenues for our Application Products Group and Standard Products Group include distributor sales to Avnet.

For the year ended December 31, 2013, aggregate revenue from our five largest customers by revenue, including distributors, for our Application Products Group, Standard Products Group, and System Solutions Group comprised approximately 30%, 41% and 48% of total revenue for each respective operating segment. The loss of certain of these customers or distributors may have a material adverse effect on the operations of the respective segment.

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

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2013, sample applications for our products and representative OEM customers and end-users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Communications	Networking	Mil-Aero	Medical
Approximate percentage of 2013 Revenue	16%	19%	27%	16%	15%	3%	1%	3%

Sample applications	Notebooks, Ultrabooks, & 2-in-1s	Music Players & Camera Modules	Fuel Economy & Emission Reduction	Smart Grid & Metering	Tablets	Switches	Cockpit Displays	Hearing Devices
	Desktop PCs & All-in-Ones	Flat TVs & Set-Top Boxes	Active Safety	Monitoring & Surveillance	Smart Phone	Routers	Guidance Systems	Imaging
	Graphics	Gaming & Home Entertainment Systems	Body Electronics & Lighting	Motor Controls	Wearables	Base Stations	Infrared Imaging	Diagnostic, Therapy, & Monitoring
	Servers & Workstations	White Goods	Infotainment & Connectivity	General LED Lighting	Torch and Backlighting	Network Cards	Image Sensors	Implantable Devices
	Internal & External Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies

Representative OEM customers and end-users	Apple Inc.	Canon Inc.	Bosch GMBH	Delta Electronics	Apple Inc.	Alcatel Lucent	Aeroflex	Abbot Labs
	Asus	Echostar	Continental Automotive Systems	Emerson Electric Co	Huawei Tech Co., Ltd.	Cisco	British Aerospace	Boston Scientific
	Dell Computer	LG Eletronics	Delphi	Flir Systems	Lenovo	Delta Electronics	General Electric Co.	ELA Medical
	Delta Electronics	Microsoft	Fujitsu Ten LTD	Honeywell Inc.	LG Eletronics	Ericsson	Honeywell Inc	General Electric Co
	Emerson Electric Co	Midea	Hella KG	Kionix INC	Samsung Electronics Sony Mobile	Huawei	ITT Corporation	Intricon Corp
	Foxconn	Panasonic Corporation	Magneti Marelli	Landis + GYR AG		Nokia Solutions and Networks	L-3 Communications	Medtronic
	Gigabyte	Philips	Panasonic Corporation	Schneider Electic	Xiaomi Inc.	ZTE Hong Kong LTD	Lockheed Martin	Mindray
	Hewlett Packard Co	Samsung Electronics	TRW Inc	Siemens Industrial	ZTE Hong Kong Ltd		Raytheon Co	Philips
	Lenovo	Sony Corp	Valeo	Tyco International			Rockwell Collins	St. Jude Medical
	Seagate Technology	Whirlpool Corp	Visteon				Sofradir	Starkey Labortories

OEMs Direct sales to OEMs accounted for approximately 48% of our revenues in 2013, 55% of our revenues in 2012 and 56% of our revenues in 2011. OEM customers include a variety of companies in the electronics industry such as Continental Automotive Systems, Delta Electronics, Hella, Panasonic Corporation and Samsung Electronics. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

Distributors Sales to distributors accounted for approximately 44% of our revenues in 2013, 38% of our revenues in 2012 and 37% of our revenues in 2011. Our distributors, which include Arrow, Avnet, OS Electronics, World Peace and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to current limitations on the feasibility of estimating the up front effect of returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers Direct sales to electronic manufacturing service providers accounted for approximately 8% of our revenues in 2013, 7% of our revenues in 2012 and 7% of our revenues in 2011. Among our largest electronic manufacturing service customers are Benchmark Electronic, Flextronics, HK Towada Electronics, Jabil and Sanmina. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to the provisions of our standard warranty.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer site facilities located in Belgium, Canada, Czech Republic, Japan, Malaysia, and the United States, and back-end assembly and test site facilities located in Canada, China, Japan, Malaysia, Philippines and Vietnam. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the reporting segments that use these facilities, along with the approximate gross square footage of each site’s building which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reporting Segment	Size (sq. ft.)
Front-end Facilities:
Burlington, Canada (1) (2)	Application Products Group	95,400
Gresham, Oregon	Application Products Group, Standard Products Group and System Solutions Group	518,000
Pocatello, Idaho	Application Products Group and Standard Products Group	443,000
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	237,000
Oudenaarde, Belgium	Application Products Group and Standard Products Group	167,900
Seremban, Malaysia (Site-2)	Application Products Group, Standard Products Group and System Solutions Group	81,200
Niigata, Japan	Standard Products Group and System Solutions Group	1,724,600
Back-end Facilities:
Burlington, Canada (1) (2)	Application Products Group	95,400
Leshan, China	Application Products Group and Standard Products Group	363,000
Seremban, Malaysia (Site-1)	Application Products Group, Standard Products Group and System Solutions Group	309,300
Carmona, Philippines	Application Products Group, Standard Products Group and System Solutions Group	222,500
Saitama, Japan (3)	System Solutions Group	377,000
Tarlac City, Philippines	Application Products Group, Standard Products Group and System Solutions Group	861,100
Shenzhen, China	System Solutions Group	208,000
Bien Hoa, Vietnam	Standard Products Group and System Solutions Group	247,572
Gunma, Japan (1)	Application Products Group and System Solutions Group	59,043
Other Facilities:
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	405,300
Thuan An District, Vietnam	System Solutions Group	29,063

(1)	These facilities are leased.

(2)	This facility is used for both front-end and back-end operations with a total square footage of 95,400.

(3)	We have committed to a plan to close this facility during 2014. See See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” included elsewhere in this report for additional information on certain of our facility closures.

We operate all of our manufacturing facilities directly, with the exception of our assembly and test operations facility located in Leshan, China, which is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan

Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 70% of Leshan’s production capacity in 2013, 70% in 2012, 70% in 2011 and are currently committed to purchase approximately 70% of Leshan’s expected production capacity in 2014.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, ASE, GRACE/HHNEC, UMC and UTAC, accounted for approximately 26%, 23% and 23% of our manufacturing costs in 2013, 2012 and 2011, respectively.

For information regarding risks associated with our foreign operations, see Part I, Item 1A “Risk Factors” under the heading “Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this report.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, and lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our table which shows commitments, contingencies and indemnities in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under the heading “Contractual Obligations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or certain other factors.

Sales, Marketing and Distribution

As of December 31, 2013, our global sales and marketing organization consisted of approximately 1,100 professionals, servicing customers in approximately 70 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective global applications support from our Technical Information Centers and Solution Engineering Centers, allowing for applications which are developed in one region of the world to be instantaneously available throughout all other regions.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo. We own rights to a number of patents, trademarks, copyrights, trade secrets and other IP directly related to and important to our business. In connection with our 1999 recapitalization, Motorola assigned, licensed or sublicensed to us, as the case may be, certain IP to support and continue the operation of our business. We also acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisition of SANYO Semiconductor. In connection with the IP received from the SANYO Semiconductor transaction, we received a limited indemnity umbrella to protect us from general unknown and certain known infringement claims from third parties. As of December 31, 2013, we had approximately 6,200 U.S. and foreign patents and approximately 1,600 patent applications pending worldwide. Our patents have expiration dates ranging from 2014 to 2033. None of our patents that expire in the near future materially affect our business. Additionally, we have rights to more than 293 registered and common law trademarks. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

Historically, our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets consisting of a stronger second half of the year as compared to the first half of the year. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and, in the future, could continue to experience short-term period-to-period fluctuations in operating results due to general industry or economic conditions.

Backlog

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we record revenues on a “sell-through” basis. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2013, our backlog at the beginning of each quarter represented between 82% and 87% of actual revenues during such quarter, which is consistent with backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as customers who develop their own IC products. See Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report for additional information.

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

Application Products Group

The principal methods of competition in the Application Products Group are with other custom semiconductor vendors based on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends. Select competitors for certain of our products and solutions include: Elmos Semiconductor AG; Intersil Corporation; Maxim Integrated Products, Inc.; Melexis N.V.; STMicroelectronics N.V.; and Texas Instruments Inc.

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

The principal methods of competing in our discrete semiconductor products are through new product and package innovations with enhanced performance over existing products. Of particular importance are our transient voltage protection and filtering portfolios (ESD Protection and Common Mode Filters), power switching and rectification products, where we believe we enjoy significant performance advantages over our competition. Select competitors for certain of our products include: Diodes Incorporated; Fairchild Semiconductor International, Inc.; Infineon Technologies AG; KEC Corporation; NXP B.V.; Rohm Co., Ltd.; Semtech Corporation; STMicroelectronics N.V.; and Vishay Intertechnology, Inc.

System Solutions Group

The principal methods of competition for the System Solutions Group are technical performance, quality, service and price. Our competitive strengths are strong technology and design capability, breadth of product portfolio, systems design expertise and long-standing supply relationships with leading OEM customers. Select competitors for certain of our products include: Fairchild Semiconductor International, Inc.; International Rectifier Corporation; Mitsubishi Electric; NXP B.V.; Renasas Electronics Corporation; Rohm Co. Ltd.; Sanken Electric; STMicroelectronics N.V.; Texas Instruments Incorporated; and Toshiba Corporation.

Research and Development

Company-sponsored research and development costs in 2013, 2012 and 2011 were $334.2 million (12.0% of revenue), $367.5 million (12.7% of revenue) and $362.5 million (10.5% of revenue), respectively. Our new product development efforts continue to be focused on building solutions in power management that appeal to customers in focused market segments and across multiple high growth applications. During 2013, research and development costs decreased as a result of restructuring activities in our System Solutions Group.

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

Our former manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. We believe that the contamination originally occurred during a time when the facility was operated by a prior owner. We have been working with local authorities to implement remediation actions and expect all remaining remediation costs to be covered by insurance. Based on information available, any net costs to us in connection with this matter are not expected to be material.

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

As a result of the acquisition of AMIS in 2008, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining contractually agreed to indemnify AMIS and us for any obligation relating to environmental remediation and cleanup at this location. Based on the information available, we do not believe that any future costs to us in connection with this matter will be material.

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

Employees

As of December 31, 2013, we had approximately 22,000 employees worldwide, of which approximately 2,300 employees were in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining arrangements (i.e., Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report. Of the total number of our employees as of December 31, 2013, approximately 18,100 were engaged in manufacturing, approximately 1,100 were engaged in our sales and marketing organization which includes customer service, approximately 700 were engaged in administration and approximately 2,100 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 18, 2014 is set forth below.

Name	Age	Position
Keith D. Jackson	58	President, Chief Executive Officer and Director*
Bernard Gutmann	54	Executive Vice President, Chief Financial Officer and Treasurer*
Paul E. Rolls	51	Executive Vice President, Sales and Marketing*
George H. Cave	56	Senior Vice President, General Counsel, Chief Compliance and Ethics Officer and Corporate Secretary*
William M. Hall	58	Senior Vice President and General Manager, Standard Products Group*
Robert A. Klosterboer	53	Senior Vice President and General Manager, Application Products Group*
Mamoon Rashid	54	Senior Vice President and General Manager, System Solutions Group*

*	Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among such officers.

Keith D. Jackson. Mr. Jackson was elected as a Director of ON Semiconductor and appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in November 2002. Mr. Jackson has over 31 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild Semiconductor Corporation, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups, beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson joined the board of directors of Veeco Instruments, Inc. in February 2012, and has served on the board of directors of the Semiconductor Industry Association since 2008.

Bernard Gutmann. Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer of ON Semiconductor and SCI LLC in September 2012 and has served as ON Semiconductor’s and SCI LLC’s Treasurer since January 2013. Before his promotion, he worked with the corporation as Vice President, Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. Mr. Gutmann also served and continues to serve as the Chief Financial Officer of SANYO Semiconductor (now known as the System Solutions Group), a position he has held since March 2011. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury, and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Gutmann served in various financial positions with Motorola, Inc. from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worchester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French, Spanish, and conversant in German.

Paul E. Rolls. Mr. Rolls was promoted and appointed Executive Vice President, Sales and Marketing of ON Semiconductor and SCI LLC in July 2013 to replace his retiring predecessor. Before his promotion, he served as Senior Vice President Japan Sales and Marketing and Senior Vice President of Global Sales Operations, serving in that position from October 2012 to July 2013. Mr. Rolls has more than 25 years of technology sales, and sales management and operations experience, with more than 18 years of sales and sales management experience in the semiconductor industry. Before joining the company, Mr. Rolls was the Senior Vice President, Worldwide Sales and Marketing at Integrated Device Technology, Inc. from January 2010 to April 2012. From August 1996 to December 2009, he held multiple sales positions at International Rectifier Corp., most recently as Senior Vice President, Global Sales. During his career, he has also held management roles at Compaq Computer Corporation.

George H. Cave. Mr. Cave has served as the General Counsel of ON Semiconductor and SCI LLC since August 1999. He also currently serves as a Senior Vice President, Corporate Secretary and Chief Compliance & Ethics Officer for the Company. Mr. Cave’s professional career spans over 28 years of broad legal and business experience, including working for over 21 years in the semiconductor industry. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years. Mr. Cave also serves as the Vice Chairman of the Board of Directors of the American Medical College of Homeopathy.

William M. Hall. Mr. Hall joined the Company in May 2006 as Senior Vice President and General Manager of the Standard Products Group of ON Semiconductor and SCI LLC. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild Semiconductor Corp. Between March 1997 and May 2006, Mr. Hall served at different times as Vice President of Business Development, Analog Products Group, Standard Products Group, and Interface and Logic Group, as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

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

Mamoon Rashid. Mr. Rashid has over 29 years of experience in the semiconductor and electronics industry spanning from marketing, manufacturing, and sales, to product line management positions. In January 2013, Mr. Rashid was appointed as Senior Vice President and General Manager, SANYO Semiconductor Group (now known as the System Solutions Group) for ON Semiconductor and SCI LLC. Prior to his promotion, Mr. Rashid held the position of Vice President of strategic business development, during which time he led the integration and restructuring of SANYO Semiconductor. Mr. Rashid joined ON Semiconductor in October 2004 and has held several leadership positions during his time with us. Prior to September 2008, Mr. Rashid served as Vice President and General Manager of our discrete products division, where he improved the growth and profitability of the business by entering several new product areas. From September 2008 to 2010, Mr. Rashid led our global supply chain organization as Vice President and General Manager during a transformational period for the Company. In these positions, he has supported the growth of ON Semiconductor into a multi-technology leading supplier of power solutions, as well as helped improve profitability, efficiency and new product successes. Prior to joining ON Semiconductor, Mr. Rashid held leadership positions at market leading companies such as Intersil, Semtech and General Semiconductor.

Geographical Information

For certain geographic operating information, see Note 15: “Income Taxes” and Note 18: “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

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

Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information.

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

At times, our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity, the effects of natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami in 2011 and other factors have adversely affected and could in the future adversely affect our business. In order to remain profitable, we must continue to successfully implement our business plan and examine and implement potentially advantageous cost reduction initiatives.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns and upturns.

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) and declines in general economic conditions. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. In the event of such a downturn, our operating results may be adversely affected as a result of increased operating expenses, reduced margins, underutilization of capacity or asset impairment charges. On the other hand, significant upturns have led to increased customer demand for our products and the risk of not being able to meet this demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our current or future business could be materially and adversely affected. We may also not be able to balance our expansion activities and actual demand in such an environment. The overbuilding of capacity and excess increases of inventory by us and other companies can result in overcapacity in the industry and general price erosion.

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

Uncertainty about global economic conditions could result in fluctuations to and reductions in consumer and commercial spending from time to time. Among other things, such uncertainties may result in lower orders from our customers for our products and make it difficult for us to accurately forecast and plan our future business activities. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Reduced spending has in the past driven us and may in the future drive us and our competitors to reduce product pricing, which results in a negative impact on gross profit. Volatility in global economic conditions may adversely and materially affect our industry, business and results of operations, and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short-term and long-term strategies.

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

In addition, global financial uncertainty affecting the financial and other markets could impact our business in a number of other ways, including causing (1) our customers and consumers in general to defer purchases, (2) our customers difficulties in obtaining sufficient credit to finance purchases of our products and meet their payment obligations to us, (3) our key suppliers to become capacity-constrained or insolvent, resulting in a reduction or interruption in supplies or a significant increase in the price of supplies and (4) our key suppliers to require acceleration of payments to them or our customers to delay payments to us. Any of the foregoing could materially and adversely affect our results of operations and financial condition.

We have made and may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses, incurring additional debt, assuming contingent liabilities or diluting our existing stockholders.

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions, mergers and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to: (1) the difficulty of integrating, aligning and coordinating organizations, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) risks of entering new semiconductor markets or regions of the world in which we have limited experience; (3) risks associated with integrating financial reporting and internal control systems of acquired companies, particularly if such company is lacking adequate financial reporting and internal control systems or possesses systems that are materially different from ours; (4) the risk that our due diligence in the acquisition process may not identify compliance issues or other liabilities that are in existence at the time of our acquisitions; (5) the risk that our existing or prospective customers or customers of the acquired business may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or that they may seek to change their existing business relationships; (6) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, including difficulties in entering into new market segments in which we are not experienced; (7) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and (9) negative pressure on gross margins resulting from increased operating and restructuring costs associated with the target.

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

We review goodwill associated with our acquisitions for impairment at least on an annual basis (see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2: “Significant Accounting Policies—Goodwill” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the past, we recorded goodwill impairment charges related to certain of our acquisitions. Factors we consider important that could result in a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. If current economic conditions worsen, causing decreased revenues and/or increased costs, we may have further material goodwill impairments. Further material goodwill impairments could adversely affect our financial condition and results of operations.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. In any such case, it is possible that factors outside of our control, including but not limited to increases in interest rates and loss of key customers, could adversely affect the intended benefits from an acquisition, even though we would continue to have a repayment obligation under the related loan agreement.

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

Moreover, we believe that we will need to continue to improve the margin levels of our System Solutions Group business and successfully execute on available opportunities in order to realize the intended benefits of this transaction. While we anticipate that certain cost reduction measures taken, including the voluntary retirement programs implemented in 2013, should improve its margin levels, we may not be able to benefit fully from such actions.

The failure to successfully implement our profitability enhancement programs and cost reductions, including restructuring activities, could adversely affect our business.

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

We cannot assure you that our restructuring plans and cost reduction initiatives will be successfully or timely implemented, or will materially impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

The semiconductor industry is highly competitive. As a result of current economic uncertainty, competition in the markets in which we operate has intensified, as manufacturers of semiconductor components have offered reduced prices in order to combat production overcapacity and high inventory levels. Although only a few companies compete with us in all of our product lines, we face significant competition within each of our product lines from major international semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

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

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial reporting and condition. We are susceptible to losses and interruptions caused by floods, hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures, industrial accidents, and similar events. Such events can cause direct injury or damage to our employees and property, including our books and financial and corporate records and data, and related internal controls, and can also have significant direct and indirect consequences. For example, such events can negatively impact revenues and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. Such costs may include expenses to restore production or to move production to other facilities, including incremental capital expenditures and costs for expedited shipping, expenses incurred with a shut-down of the damaged facility, including employee severance payments, and other unusual costs and expenses such as fixed asset impairments, inventory write-downs, charges relating to cancellation of purchase orders for excess materials and charges for restoration and recovery work. Overall costs may also be impacted by other factors, such as the under-absorption of our manufacturing and operating support overhead. For example, in the case of our facility in Roznov, Czech Republic that manufactures silicon wafers used by a number of our facilities, any natural or man-made disaster, operational disruption, or other extraordinary event that impacted the facility or regional infrastructure would have a substantial adverse effect on our ability to produce a number of our products and could have a material adverse effect on our business, revenues, costs, and/or prospects if we were unable to effectively source silicon from qualified third parties to replace the production loss. Such events may also affect the infrastructure of the country in which the event occurs, causing water damage, power outages, transportation delays and restrictions, public health issues and economic instability and disrupting local and international supply chains. As a result, we could experience shortages of, and interruptions in supply and increased prices for, components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. Consequences such as power outages, including any rolling blackouts or other anticipated problems, could adversely affect our business by, among other things, interrupting our production capacity, harming our internal operations, limiting our ability to communicate with our customers and suppliers, and limiting our customers’ ability to sell or use our products. In addition, damage or destruction to our property, including our books and financial and corporate records and data, could adversely affect our ability to prepare our financial statements in accordance with generally accepted accounting principles and the historical and future reporting of our financial results and our ability to integrate the financial reporting and internal control systems of acquired companies. Responding to natural disasters and their consequences will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

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

Rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products. Compliance with these rules will result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the manufacture of our semiconductor devices as there may be only a limited number of suppliers offering “conflict free” metals or components that can be used in our products. There can be no assurance that we will be able to obtain such metals or components in sufficient quantities or at competitive prices. The cost of compliance to our service providers, foundries, subcontractors and suppliers could also be passed along to us, resulting in higher prices for the materials or components we use in our products. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins of the metals used in our products. We may also encounter customers who require that all of the components of our products be certified as conflict free. If we are not able to meet customer requirements, such customers may choose to disqualify us as a supplier, which could impact our sales and the value of portions of our inventory.

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

•	transportation delays;

•	power supply shortages and shutdowns;

•	difficulties in staffing and managing foreign operations including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (e.g., the Federal Corrupt Practices Act); and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In the last few fiscal years, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Our effective tax rate is uncertain on an ongoing basis. Changes to income tax regulations in the United States and the jurisdictions in which we operate or in the interpretation of such laws could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes and changes in available tax credits could increase our future effective tax rate. Changes in our effective tax rate may impact our results of operations. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by our increasing or decreasing operations in jurisdictions with higher or lower rates, as well as by changes in rates or the laws that determine when we are subject to taxation in a specific jurisdiction.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

As employee incentives, we have issued common stock options that generally have exercise prices at the market value at the time of the grant and that are subject to vesting over time, RSUs with time-based vesting and performance-based awards. Any difficulty relating to obtaining stockholder approval of new, or amendments to, equity compensation plans could limit our ability to issue these types of awards. Our stock price at times has declined substantially, reducing the effectiveness of certain of these incentives. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers and design engineers, could have a material adverse effect on our business.

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

All industries, including the semiconductor industry, are subject to legal claims, with and without merit, including securities class action litigation that may be particularly costly and which may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor and IP. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows.

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

Like most publicly traded companies, we incur significant cost and spend a significant amount of management time and internal resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, which requires management’s annual review and evaluation of our internal control over financial reporting and attestations of the effectiveness of these systems by our management and by our independent registered public accounting firm. As we continue to make strategic acquisitions, mergers and alliances, the integration of these businesses increases the complexity of our systems of controls. While we devote significant resources and time to comply with the internal control over financial reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), we cannot be certain that these measures will ensure that we design, implement and maintain adequate control over our financial process and reporting in the future.

There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. Failure to comply with SOX, including delaying or failing to successfully integrate our acquisitions into our internal control over financial reporting or the identification and reporting of a material weakness, may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of such transactions, and the trading price of our common stock may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline.

See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal controls over financial reporting.

Environmental and other regulatory matters could adversely affect our ability to conduct our business and could require expenditures that could have a material adverse effect on our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other things, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for certain environmental and health and safety liabilities related to the conduct or operation of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization and spinout from Motorola. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities.

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

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in the electrical design, OEMs are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, would have adverse effects (that could be material) on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could adversely affect our business, results of operations and financial condition.

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

New legal requirements, particularly with respect to health care reform, could increase the cost of our employee benefits and adversely affect our business, liquidity and results of operations.

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

We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, or acts of vandalism or terrorism. Additionally, the proprietary, sensitive or confidential information we manage and store may be subject to accidental loss, misuse, inadvertent disclosure or unapproved dissemination. Our security measures and/or those of our third party service providers may not detect or prevent such security breaches. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

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

•

our debt agreements may contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which if not cured or waived, could have a material adverse effect on us;

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

Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders. As announced in our Current Report on Form 8-K filed on November 25, 2013, we intend to submit certain changes to our Certificate of Incorporation to a vote of our shareholders at our 2014 annual meeting to: (i) phase in the declassification of the Board over a three year period beginning in 2014 and (ii) remove the prohibition on shareholders acting by written consent in lieu of a meeting.

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

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this report for further information. In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations is subject to varying long-term leases.

See Part I, Item 1 “Business—Manufacturing Operations” and “Sales, Marketing and Distribution” included elsewhere in this report for further details on our properties and “Business-Governmental Regulation” for further details on environmental regulation of our properties.

Item 3.    Legal Proceedings

See Note 12: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4.    Mine Safety Disclosure

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “ONNN” on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the NASDAQ Global Select Market.

	Range of Sales Price High	Low
2013
First Quarter	$8.71	$7.20
Second Quarter	$8.73	$7.18
Third Quarter	$8.50	$7.16
Fourth Quarter	$8.35	$6.80
2012
First Quarter	$9.85	$7.62
Second Quarter	$9.03	$6.25
Third Quarter	$7.23	$6.00
Fourth Quarter	$7.11	$5.70

As of February 18, 2014, there were approximately 262 holders of record of our common stock and 440,421,919 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors. Our ability to pay dividends may also be limited by tax considerations, as described in Note 15: “Income Taxes” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Our senior revolving credit facility permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the senior leverage ratio (calculated in accordance with the credit agreement) does not exceed 2.75 to 1.00. As of December 31, 2013, we were within the required senior leverage ratio and therefore permitted to pay cash dividends under our senior revolving credit facility. See Note 8: “Long-Term Debt” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our revolving credit facility.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2013. Also see Note 9: “Earnings per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on this repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
Month #1 September 28—October 27, 2013	2,715,013	$7.08	2,715,013	$183,207,554
Month #2 October 28—November 22, 2013	4,677,979	7.09	4,677,979	150,054,822
Month #3 November 23—December 31, 2013	908,600	7.38	908,600	143,353,640

Total	8,301,592	$7.11	8,301,592

(1)	These time periods represent our fiscal month start and end dates for the fourth quarter of 2013.

(2)	On August 2, 2012, we announced a share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Share Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the fourth quarter of 2013, we repurchased approximately 8.3 million shares of common stock under the Share Repurchase Program for an aggregate purchase price of approximately $59.0 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $7.11. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At December 31, 2013, approximately $143.4 million remained of the total authorized amount to purchase common stock pursuant to the Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance based restricted stock units issued to employees. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the Repurchase Program.

Convertible Note Repurchase, Redemption, Conversion or Exchange

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Key Financing and Capital Events” and Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain transactions with respect to our 2.625% Notes, 2.625% Notes, Series B, and 1.875% Notes.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2013, 2012, 2011, 2010, and 2009 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except per share data)
Statement of Operations data:
Revenues	$2,782.7	$2,894.9	$3,442.3	$2,313.4	$1,768.9
Restructuring, asset impairments and other, net (1)	33.2	165.3	102.7	10.5	24.9
Goodwill and intangible asset impairment charges (2)	—	49.5	—	16.1	—
Net income (loss)	154.0	(86.3)	14.9	292.9	63.3
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.33	(0.20)	0.03	0.65	0.14

	Year ended December 31,
	2013	2012	2011	2010	2009
Balance Sheet data:
Total assets	$3,257.0	$3,328.4	$3,883.5	$2,919.2	$2,414.3
Long-term debt, including current maturities, less capital lease obligations	888.8	920.8	1,106.1	773.3	854.9
Capital lease obligations	53.4	91.1	100.9	115.5	78.6
Total stockholders’ equity	1,486.8	1,390.7	1,493.5	1,388.0	1,004.6

(1)	Restructuring, asset impairments and other, net primarily includes employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments and any other infrequent or unusual items. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

(2)	For the year ended December 31, 2012, we recorded $49.5 million of goodwill and intangible asset impairment charges on our Consolidated Statements of Operations and Comprehensive Income relating to certain reporting units in our Standard Products Group and System Solutions Group. For the year ended December 31, 2010, we recorded $16.1 million of goodwill and intangible asset impairment charges relating to our PulseCore acquisition on our consolidated statements of comprehensive income. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on goodwill and intangible asset impairments.

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

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $305.6 billion in 2013, an increase of approximately 4.8% from $291.6 billion in 2012. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our Serviceable Addressable Market (“SAM”) since 2009:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2013	$305.6	4.8%	$103.9	0.2%
2012	$291.6	(2.6)%	$103.7	(3.4)%
2011	$299.5	0.4%	$107.4	(2.5)%
2010	$298.3	31.8%	$110.2	28.7%
2009	$226.3	(9.0)%	$85.6	27.6%

(1)	Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which differs from how we recognize revenue on shipments to certain distributors as described in “Significant Accounting Policies—Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

(2)	Our SAM comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, and microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, VREGs and references, comparators, ASSP consumer, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) standard product logic (consumer other, computer other peripherals, wired communications, automotive and industrial); (e) CMOS image sensors; (f) memory; (g) microcontrollers; and (h) motor control modules. Our SAM is derived using the most recent information available at the time of the filing of each respective period’s annual report and is revised in subsequent periods to reflect final results.

Worldwide semiconductor industry sales declined 9.0% in 2009, grew 31.8% in 2010, grew 0.4% in 2011, declined 2.6% in 2012, and grew 4.8% in 2013 following a pattern associated with the financial crisis, subsequent recovery and persistent economic uncertainty. The increased of 4.8% from 2012 to 2013 is related to global macroeconomic conditions within the semiconductor industry affecting sales in all geographic regions.

Sales in our SAM increased to $85.6 billion in 2009, to $110.2 billion in 2010, decreased to $107.4 billion in 2011, decreased to $103.7 billion in 2012 and increased to $103.9 billion in 2013. The increase of approximately 0.2% from $103.7 billion in 2012 to $103.9 billion in 2013 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 3.5% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2013 were $2,782.7 million, a decrease of approximately 4% from $2,894.9 million for the year ended December 31, 2012, the majority of which was due to lower revenues generated in our System Solutions Group from a weakened demand environment associated with a further softening of the Japanese consumer market, a weakened Yen and, to a lesser extent, political tensions between Japan and China. During 2013, we reported net income attributable to ON Semiconductor Corporation of $150.8 million compared to a net loss of $90.6 million in 2012, which was primarily due to asset impairments within our System Solutions Group during 2012. Our gross margin increased by approximately 80 basis points to 33.7% in 2013 from 32.9% in 2012, primarily driven by changes in volume and mix across certain of our product lines.

During 2013, the majority of our restructuring and cost saving initiatives were focused on our System Solutions Group, which included certain voluntary retirement programs and the planned closure of our KSS facility.

For further information with respect to our restructuring activity, including our other restructuring and cost savings programs initiated during 2013, see Note 6: “Restructuring, Asset Impairments, and Other, net” of the notes to the audited consolidated financial statements located elsewhere in this report.

Business Overview

We are driving innovation in energy efficient electronics. Our extensive portfolio of power and signal management, logic, discrete and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our data management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for optical systems. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

Historically, the semiconductor industry has been highly cyclical. During a down cycle, unit demand and pricing have tended to fall in tandem, resulting in revenue declines. In response to such declines, manufacturers have reduced or shut down production capacity. When new applications or other factors have caused demand to strengthen, production volumes have historically stabilized and then grown again. As market unit demand reaches levels above capacity production capabilities, shortages begin to occur, which typically causes pricing power to swing back from customers to manufacturers, thus prompting further capacity expansion. Such expansion has typically resulted in overcapacity following a decrease in demand, which has triggered another similar cycle.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. Such actions continued in 2013 within our System Solutions Group as its revenue and financial performance declined greater than our long-term expectations for the operating segment.

To further improve our cost structure within our System Solutions Group, during 2013, we announced two voluntary retirement programs for employees of certain of our System Solutions Group subsidiaries in addition to a plan to close KSS by the end of the second quarter of 2014 (the “KSS Plan”).

See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below along with Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Q1 2014 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $695 million to $725 million in the first quarter of 2014. Backlog levels for the first quarter of 2014 represent approximately 80% to 85% of our anticipated first quarter 2014 revenues. We estimate average selling prices for the first quarter of 2014 will be down approximately two percent compared to the fourth quarter of 2013. For the first quarter of 2014, we estimate that gross margin as a percentage of revenues will be approximately 33% to 35%.

Results of Operations

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Year ended December 31,			Dollar Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenues	$2,782.7	$2,894.9	$3,442.3	$(112.2)	$(547.4)
Cost of revenues	1,844.3	1,943.0	2,433.5	(98.7)	(490.5)

Gross profit	938.4	951.9	1,008.8	(13.5)	(56.9)
Operating expenses:
Research and development	334.2	367.5	362.5	(33.3)	5.0
Selling and marketing	171.2	180.9	195.1	(9.7)	(14.2)
General and administrative	148.5	160.6	192.4	(12.1)	(31.8)
Amortization of acquisition-related intangible assets	33.1	44.4	42.7	(11.3)	1.7
Restructuring, asset impairments and other, net	33.2	165.3	102.7	(132.1)	62.6
Goodwill and intangible asset impairment	—	49.5	—	(49.5)	49.5

Total operating expenses	720.2	968.2	895.4	(248.0)	72.8

Operating income (loss)	218.2	(16.3)	113.4	234.5	(129.7)

Other income (expenses), net:
Interest expense	(38.6)	(56.1)	(68.9)	17.5	12.8
Interest income	1.3	1.5	1.1	(0.2)	0.4
Other	3.1	5.8	(8.9)	(2.7)	14.7
Loss on debt exchange	(3.1)	(7.8)	(23.2)	4.7	15.4
Gain on SANYO Semiconductor acquisition	—	—	24.3	—	(24.3)

Other income (expenses), net	(37.3)	(56.6)	(75.6)	19.3	19.0

Income (loss) before income taxes	180.9	(72.9)	37.8	253.8	(110.7)
Income tax provision	(26.9)	(13.4)	(22.9)	(13.5)	9.5

Net income (loss)	154.0	(86.3)	14.9	240.3	(101.2)
Less: Net income attributable to non-controlling interest	(3.2)	(4.3)	(3.3)	1.1	(1.0)

Net income (loss) attributable to ON Semiconductor Corporation	$150.8	$(90.6)	$11.6	$241.4	$(102.2)

Revenues

Revenues were $2,782.7 million, $2,894.9 million and $3,442.3 million for 2013, 2012 and 2011, respectively. The decrease from 2012 to 2013 was the result of decreased revenue in our System Solutions Group from a weakened demand environment associated with a further softening of the Japanese consumer market and a weakened Yen, which was partially offset in increased revenue from our other operating segments.

For the year ended December 31, 2013, we experienced a decline in average selling prices of approximately 7%, as compared to 2012, partially offset by favorable changes in volume and mix, which resulted in a net decrease in revenue of approximately 4% .

The decrease in revenues from 2011 to 2012 was the result of a combination of factors which included the continued impact from the October 2011 Thailand flood, a softening of the Japanese consumer market and, to a lesser extent, political tensions between Japan and China, which began to impact our revenue levels in the second half of 2012.

Revenues by reportable segment for each of the three years below, were as follows (dollars in millions):

	Year Ended December 31, 2013	As a % of Revenue (1)	Year Ended December 31, 2012	As a % of Revenue (1)	Year Ended December 31, 2011	As a % of Revenue (1)
Application Products Group	$1,036.3	37.2%	$1,019.2	35.2%	$1,145.5	33.3%
Standard Products Group	1,121.2	40.3%	1,104.7	38.2%	1,236.5	35.9%
System Solutions Group	625.2	22.5%	771.0	26.6%	1,060.3	30.8%

Total revenues	$2,782.7		$2,894.9		$3,442.3

(1)	Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group

Revenues from the Application Products Group increased by $17.1 million or approximately 2% from 2012 to 2013 and decreased from 2011 to 2012 by $126.3 million or approximately 11%.

The 2013 increase resulted from an increase in revenues from analog products of $29.9 million, or approximately 8%, and an increase in revenues from TMOS products of $5.0 million, or approximately 15%, partially offset by a decrease in revenues from ASIC products of $10.4 million, or approximately 2%, and a decrease in revenues from ECL products of $6.9 million, or approximately 15%.

The 2012 decrease in revenue can be attributed to a decrease in revenue from ASIC products of $70.9 million, or approximately 11%, a decrease in revenue from analog products of $20.3 million, or approximately 5%, and a decrease in foundry services revenue of $13.4 million, or approximately 49%, with the remainder of the decrease primarily associated with our high-frequency products.

Revenues from the Standard Products Group

Revenues from the Standard Products Group increased by $16.5 million or approximately 1% from 2012 to 2013 and decreased from 2011 to 2012 by $131.8 million or approximately 11%.

The 2013 increase resulted from an increase in revenues from discrete products of $24.9 million, or approximately 6%, and an increase in revenues from analog products of $8.9 million, or approximately 3%, partially offset by a decrease in revenues from TMOS products of $13.8 million, or approximately 6%.

The 2012 decrease in revenue is primarily attributable to decreases in discrete products of $74.1 million or approximately 15%, a decrease in analog products revenue of $28.1 million, or approximately 9%, and a decrease in revenue from memory products of $25.1 million, or approximately 31%, with the remaining decrease primarily associated with our TMOS products.

Revenues from the System Solutions Group

Revenues from the System Solutions Group decreased by $145.8 million, or approximately 19%, from 2012 to 2013 and decreased from 2011 to 2012 by $289.3 million, or approximately 27%.

The 2013 decrease resulted from a further softening of the Japanese consumer market, a weakening Yen, and, to a lesser extent, political tensions between Japan and China.

The 2012 decrease in revenue is primarily due to the continued impact from the October 2011 Thailand flooding, which permanently damaged one of our System Solutions Group’s manufacturing locations, a softening of the Japanese consumer market, and, to a lesser extent, political tensions between Japan and China which began to impact revenue levels in the second half of 2012.

Revenues by Geographic Location

Revenues by geographic location for each of the three years below were as follows (dollars in millions):

	Year Ended December 31, 2013	As a % of Revenue	Year Ended December 31, 2012	As a % of Revenue (1)	Year Ended December 31, 2011	As a % of Revenue (1)
United States	$415.4	14.9%	$452.0	15.6%	$524.0	15.2%
United Kingdom	400.2	14.4%	388.3	13.4%	424.7	12.3%
China	862.4	31.0%	874.2	30.2%	1,053.8	30.6%
Japan	290.2	10.4%	401.2	13.9%	494.8	14.4%
Singapore	700.6	25.2%	627.7	21.7%	683.3	19.9%
Other	113.9	4.1%	151.5	5.2%	261.7	7.6%

Total	$2,782.7		$2,894.9		$3,442.3

(1)	Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gross Profit and Gross Margin

Our gross profit by reportable segment in each of the three years below was as follows (dollars in millions):

	Year Ended December 31, 2013	As a % of Segment Revenue (2)	Year Ended December 31, 2012	As a % of Segment Revenue (2)	Year Ended December 31, 2011	As a % of Segment Revenue (2)
Application Products Group	$455.6	44.0%	$459.2	45.1%	$549.0	47.9%
Standard Products Group	390.7	34.8%	400.9	36.3%	435.7	35.2%
System Solutions Group	103.4	16.5%	143.1	18.6%	79.1	7.5%

Gross profit by segment	$949.7		$1,003.2		$1,063.8
Unallocated manufacturing (1)	(11.3)	(0.4)%	(51.3)	(1.8)%	(55.0)	(1.6)%

Total gross profit	$938.4	33.7%	$951.9	32.9%	1,008.8	29.3%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

(2)	Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit was $938.4 million, $951.9 million and $1,008.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The gross profit decrease of $13.5 million, or approximately 1%, for the year ended December 31, 2013 compared to 2012 is primarily attributable to decreases in gross profit in our System Solutions Group as a result of lower revenues for the year ended December 31, 2013 as well as smaller decreases in gross profit from our other operating segments.

The gross profit decrease from 2011 to 2012 is primarily attributable to decreases in gross profit in our Application Products Group and Standard Products Group, partially offset by a $64.0 million increase in gross profit for our System Solutions Group which primarily resulted from charges incurred during 2011 for the step-up in fair market value of inventory and non-cash manufacturing expenses which were not incurred during 2012.

Gross margin increased to approximately 34% during 2013 compared to approximately 33% during 2012. This increase was primarily driven by changes in volume and mix across certain product lines.

The increase in gross margin as a percentage of revenues from 2011 to 2012 is related to the increase in gross profit in our System Solutions Group and is a direct result of certain expenses which we recorded during 2011 and for which we did not incur expenses in 2012. The 2011 expenses included the the impact of the step-up in fair market value of inventory of $58.3 million and $80.4 million of non-cash manufacturing expenses. Gross margin was also impacted by cost savings from our restructuring activities, as discussed below, further offset by volume and revenue declines.

Operating Expenses

Research and Development

Research and development expenses were $334.2 million, $367.5 million and $362.5 million representing approximately 12.0%, 12.7% and 10.5% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

The decrease in research and development expenses of $33.3 million, or approximately 9%, from 2012 to 2013 is primarily associated with decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group along with the impact of a weakened Yen.

The increase in research and development expenses from 2011 to 2012 was due to increased costs related to the usage of engineering materials and depreciation for new capital projects and design software.

Selling and Marketing

Selling and marketing expenses were $171.2 million, $180.9 million and $195.1 million representing approximately 6.2%, 6.2% and 5.7% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

The decrease in selling and marketing expenses of $9.7 million, or approximately 5%, from 2012 to 2013 is primarily associated with decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group along with the impact of a weakened Yen.

The decrease in selling and marketing expenses from 2011 to 2012 was primarily attributable to planned reductions in workforce, reductions in bonus and share-based compensation expenses, reduced travel costs, and a reduction in outside services.

General and Administrative

General and administrative expenses were $148.5 million, $160.6 million and $192.4 million representing approximately 5.3%, 5.5% and 5.6% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

The decrease in general and administrative expenses of $12.1 million, or approximately 7%, from 2012 to 2013 is primarily associated with decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group along with the impact of a weakened Yen.

The decrease in general and administrative expenses from 2011 to 2012 was primarily attributable to reductions in outside services and reductions in the use of consultants, along with the impact of reduced bonus, decreased share-based compensation expenses and lower royalty expenses.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $33.1 million, $44.4 million and $42.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease of $11.3 million or approximately 25% from 2012 to 2013 is the result of the impairment of certain of the System Solutions Group’s intangible assets recorded during the fourth quarter of 2012. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

The increase in amortization of acquisition-related intangible assets from 2011 to 2012 was primarily attributed to increased amortization resulting from completed IPRD projects assumed as part of our recent acquisitions which were not amortized while in-process and for which 2012 was the first full year of amortization upon the completion of the associated projects.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $33.2 million, $165.3 million and $102.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The information below summarizes the major activities in each year. For additional information, see Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2013

During the year ended December 31, 2013, we initiated two voluntary retirement programs for certain employees of our System Solutions Group subsidiaries in Japan. Approximately 500 employees opted to retire pursuant to the first program, and substantially all employees had retired by December 31, 2013. Approximately 350 employees opted to retire pursuant to the second program, and 170 employees had retired by December 31, 2013. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, of which, approximately half were terminated by the end of 2013, with the remaining contractors to be terminated by the end of 2014. Subsequent to December 31, 2013, we identified approximately 40 additional positions within the Company that are expected be eliminated as an extension of the second voluntary retirement program. We anticipate total cost savings for the second voluntary retirement program, which includes the above referenced amounts, to be within the range of our previously disclosed expectations of $36 million to $45 million during the first year following the completion of the anticipated headcount reductions.

We recorded net charges of approximately $37.3 million in connection with these programs, consisting of employee severance charges of $52.9 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $15.6 million.

During the year ended December 31, 2013, we recorded $3.1 million of restructuring charges related to the announced closure of our Aizu facility. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owned the Aizu facility, which utilized the Japanese Yen as its functional currency. The related amount was recorded as a benefit to restructuring, asset impairments and other, net on the Company’s Consolidated Statements of Operations and Comprehensive Income. For additional information, see Note 16: “Changes in Accumulated Other Comprehensive Loss” of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

Additionally, we announced the KSS Plan during the fourth quarter of 2013. Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other Company-owned back-end manufacturing facilities.We recorded approximately $10.0 million of net restructuring charges related to the KSS Plan during the year ended December 31, 2013, consisting of employee severance charges of $6.5 million and $3.5 million of asset impairment charges associated with the KSS Plan.

2012

During the year ended December 31, 2012, we initiated a voluntary retirement program for certain employees of our System Solutions Group and certain of its subsidiaries. We recorded net charges of approximately $35.9 million associated with this program, consisting of employee severance charges of $47.6 million, partially offset by $11.7 million attributed to pension plan curtailment gains.

Additionally, during the year ended December 31, 2012, we executed a global workforce reduction program. Restructuring expenses resulting from this program consisted primarily of $11.2 million associated with employee severance charges.

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

As part of the SANYO Semiconductor acquisition, we announced plans to integrate certain operations of SANYO Semiconductor into our existing operations, primarily for cost savings purposes. During the year ended December 31, 2011, we recorded $8.5 million in charges related to this integration. Additionally, we recorded exit costs of approximately $1.5 million for items relating to the consolidation of factories.

Indefinite and Long-Lived Asset Impairment Charges

2012

During the year ended December 31, 2012, we evaluated the current period operating results of the System Solutions Group and re-assessed future projections for the segment. As a result, we determined that $94.4 million of carrying value for certain long-lived assets associated with the System Solutions Group and $31.6 million of related intangible assets were impaired. For additional information, see Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K and see Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

During the year ended December 31, 2012, we further determined that approximately $14.1 million in carrying value of goodwill relating to our 2008 acquisition of Catalyst was impaired resulting from a strategic decision to invest in other business units and the resulting decline in estimated future cash flows. As part of our annual goodwill testing, it was determined that certain intangible assets associated with the Standard Products Group were impaired. In connection with this impairment, we wrote-off approximately $3.8 million of intangible assets. These goodwill and intangible asset impairment charges were recognized in our Standard Products Group segment. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2011

During the year ended December 31, 2011, we recorded $24.8 million of asset impairment charges associated with the closure of our Ayutthaya, Thailand facility and partial closure of our Bang Pa In, Thailand facility due to flooding that occurred in that region. Additionally, we recorded a $28.3 million inventory write-off as a result of the flooding. The asset impairment charges and inventory write-off were partially offset by the receipt of insurance recoveries of $48.9 million.

During the year ended December 31, 2011, we recorded $61.5 million of asset impairment charges associated with the announced shutdown of our Aizu, Japan wafer manufacturing facility and $4.8 million of other charges relating to damaged inventory and other assets resulting from the Japanese earthquake and tsunami that occurred during 2011.

Operating Income

Information about operating income from our reportable segments for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 is as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For year ended December 31, 2013:
Segment operating income (loss)	$110.6	$228.2	$(66.3)	$272.5
For year ended December 31, 2012:
Segment operating income (loss)	$111.2	$240.0	$(91.8)	$259.4
For year ended December 31, 2011:
Segment operating income (loss)	$190.8	$254.6	$(159.4)	$286.0

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment information to financial statements is as follows (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operating income for reportable segments	$272.5	$259.4	$286.0
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(33.2)	(165.3)	(102.7)
Goodwill and intangible asset impairment	—	(49.5)	—
Other unallocated manufacturing costs	(11.3)	(51.3)	(55.0)
Other unallocated operating expenses (1)	(9.8)	(9.6)	(14.9)

Operating income (loss)	$218.2	$(16.3)	$113.4

(1)	Other unallocated operating expenses were $9.8 million, $9.6 million and $14.9 million in 2013, 2012 and 2011, respectively. These changes are due to the expenses associated with changes in certain corporate decisions and initiatives which do not impact expenses that are directly attributable to our reporting segments.

Other Income and Expenses

Interest Expense

Interest expense decreased by $17.5 million from $56.1 million in 2012 to $38.6 million in 2013. Additionally, interest expense decreased by $12.8 million from $68.9 million in 2011 to $56.1 million in 2012. We recorded amortization of debt discount to interest expense of $11.2 million, $23.4 million and $34.9 million for 2013, 2012 and 2011, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2013, 2012 and 2011, was $977.1 million, $1,109.5 million and $1,048.0 million, respectively. Our weighted average interest rate on long-term debt (including current maturities and net of debt discount) was approximately 3.9%, 5.1% and 6.6% per annum in 2013, 2012 and 2011, respectively. See “Liquidity and Capital Resources—Key Financing and Capital Events” below for a description of our refinancing activities.

Other

Other income decreased by $2.7 million from a gain of $5.8 million in 2012 to a gain of $3.1 million in 2013. Other expense decreased by $14.7 million from a loss of $8.9 million in 2011 to a gain of $5.8 million in 2012.

Loss on Debt Repurchase or Exchange

2013

During the year ended December 31, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this transaction extended the earliest put date for the exchanged amount from December 2013 to December 2016.

See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2012

During the year ended December 31, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Notes for $99.9 million in par value of 2.625% Notes, Series B and $2.0 million in cash, which resulted in a loss on debt exchange of $7.8 million. This exchange extended the first put date of the underlying notes, which we consider to be the earliest maturity date from December 2013 to December 2016.

2011

During the year ended December 31, 2011, we exchanged $198.6 million in par value ($177.2 million of carrying value) of our 2.625% Notes for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Notes, Series B and $15.9 million in cash, which resulted in a loss on debt exchange of $17.9 million. This exchange extended the first put date of the underlying notes, which we consider to be the earliest maturity date.

Additionally, during the year ended December 31, 2011, we repurchased $53.0 million in par value ($46.6 million of carrying value) of our 2.625% Notes for $56.2 million in cash, which resulted in a loss on debt repurchase of $5.3 million.

Gain on SANYO Semiconductor Transaction

The purchase price of SANYO Semiconductor was less than the fair value of its net assets, resulting in a gain on acquisition of $24.3 million during 2011. We believe the gain recognized upon acquisition was the result of a number of factors, including the following: SANYO Electric’s desire to discontinue semiconductor operations, significant losses recognized by SANYO Electric, SANYO Electric considering an acquisition as the best outcome for SANYO Semiconductor and that significant costs were expected to be incurred in association with the transfer and consolidation of certain operations. For additional information, see Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Provision for Income Taxes

The provision for income taxes was $26.9 million, $13.4 million and $22.9 million in 2013, 2012 and 2011, respectively.

The 2013 provision of $26.9 million included $22.2 million for income and withholding taxes of certain of our foreign operations, $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions and $13.2 million of deferred federal income taxes associated with tax deductible goodwill. This is partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2013.

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

The 2011 provision for income taxes of $22.9 million included $19.4 million for income and withholding taxes of certain of our foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $2.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2011.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the year ended December 31, 2013 was 14.9%, which differs from the U.S. statutory federal income tax rate of 35%, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. Our effective tax rate was also lower than the U.S. statutory federal income tax rate for the year ended December 31, 2012, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. Our effective tax rate was higher than the U.S. statutory federal income tax rate for the year ended December 31, 2011, due to the impact of impairment losses and other operating losses recognized during the year in foreign jurisdictions for which tax benefits have not been recognized due to uncertainty regarding their future realization exists. We continue to maintain a full valuation allowance on all of our domestic and Japan related deferred tax assets.

Included in our results for the fourth quarter of 2013, is the impact of a prior period error of approximately $10.7 million related to our conclusion that certain deferred tax liabilities may not be netted against deferred tax assets prior to determining the required valuation allowance. The error was first corrected by separating the indefinite deferred tax liability from net deferred tax assets by recording a $10.7 million increase in long-term deferred tax assets and a corresponding increase in long-term deferred tax liabilities (included within Other Long-term Liabilities) on our Consolidated Balance Sheet as of December 31, 2013. The increase in deferred tax assets caused an increase in the valuation allowance of $10.7 million and a corresponding increase in the provision for income taxes on our Consolidated Statement of Operations and Comprehensive Income for the year then ended. We believe that this error is not material to our consolidated financial statements of any prior interim or annual periods and that the correction of the error is not material to our 2013 consolidated financial statements.

Income taxes have not been provided on approximately $1,378.5 million of the undistributed earnings of our foreign subsidiaries at December 31, 2013 over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $10.3 million, U.S. federal income taxes of approximately $31.9 million and state income taxes of approximately $3.0 million, each after the assumed utilization of our available net operating loss carryforwards and foreign tax credits.

For additional information, see Note 15: “Income Taxes” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt, excluding capital leases (2)	$985.0	$166.8	$84.6	$440.5	$46.0	$247.1	$—
Capital leases (2)	55.5	39.7	10.3	2.8	0.9	0.9	0.9
Operating leases (3)	91.4	18.4	13.9	10.8	8.7	13.6	26.0
Purchase obligations (3):
Capital purchase obligations	67.4	53.5	12.4	1.5	—	—	—
Inventory and external manufacturing purchase obligations	160.6	107.1	12.0	9.1	7.7	16.2	8.5
Information technology, communication and mainframe support services	34.9	12.7	11.6	5.7	4.9	—	—
Other	28.6	18.4	7.5	2.5	0.1	0.1	—

Total contractual obligations	$1,423.4	$416.6	$152.3	$472.9	$68.3	$277.9	$35.4

(1)	The table above excludes approximately $17.3 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.

(2)	Includes interest payments at applicable rates as of December 31, 2013.

(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

This table also excludes our pension obligations. We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $40.7 million in 2014. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2014, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash, cash equivalents and short-term investments was $625.7 million at December 31, 2013. We believe that our cash flows from operations, coupled with our existing cash, cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at December 31, 2013 include approximately $384.1 million available in the United States. In addition to cash, cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities or through new bank loans or debt obligations.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

See Note 8: “Long-Term Debt,” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a discussion of our long-term debt.

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this report for a discussion of restrictions on our ability to pay dividends.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. Our senior revolving credit facility includes a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of December 31, 2013. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.8 million at December 31, 2013.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $77.1 million as of December 31, 2013. We are also a guarantor of SCI LLC’s unsecured loan with SMBC which had a balance of $273.7 million as of December 31, 2013. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $91.4 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

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

We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in economic damages, bodily injury or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, we may agree to provide more favorable rights to such customer for valid defective product claims.

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

See Part I, Item 3 “Legal Proceedings” and Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” for information on certain environmental matters.

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

Our ability to service our long-term debt, including our senior subordinated notes, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. During 2013, we paid $155.2 million for capital expenditures, while in 2012 we paid $256.3 million. Our current projection for capital expenditures in 2014 is approximately $205 million to $225 million, of which our current minimum commitment is approximately $53.5 million. The capital expenditure levels can materially influence our available cash for other initiatives.

On October 10, 2013, we entered into an $800.0 million, five-year senior revolving credit facility. The new credit agreement amends and restates our prior agreement dated as of December 23, 2011 and significantly increased our liquidity as described under “Key Financing and Capital Events—2013 Financing Events—Amended and Restated Senior Revolving Credit Facility.” Following entry into the new credit agreement, we borrowed $120.0 million of the $800.0 million available under the new facility. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	For the year ended December 31,
	2013	2012	2011
Summarized cash flow from operating activities
Net income (loss)	$154.0	$(86.3)	$14.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211.8	243.6	229.4
Non-cash manufacturing expenses associated with favorable supply agreement	—	—	80.4
Gain on SANYO Semiconductor acquisition	—	—	(24.3)
Provision for excess inventories	51.9	51.9	49.1
Non-cash share-based compensation expense	32.3	20.5	33.5
Non-cash interest	11.2	23.4	34.9
Non-cash asset impairment charges	8.0	103.0	86.3
Non-cash goodwill and intangible asset impairment charges	—	49.5	—
Non-cash foreign currency translation gain	(21.0)	—	—
Other adjustments	6.3	(4.3)	—
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(35.4)	95.4	89.1
Inventories	(97.6)	(7.1)	102.1
Accounts payable	6.6	(161.3)	(109.7)
Deferred income on sales to distributors	6.0	(37.5)	22.5
Other long-term liabilities	(48.9)	(10.8)	11.5
Other changes in assets and liabilities	42.1	(4.0)	(74.2)

Net cash provided by operating activities	$327.3	$276.0	$545.5

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $891.0 million at December 31, 2013 and has fluctuated between $891.0 million and $669.1 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2013, our working capital was most significantly impacted by the retirement of our 1.875% and 2.625% Notes, amounts drawn on our senior revolving credit facility, payments associated with our restructuring activities, our capital expenditures and the repurchase of the Company’s common stock. See Note 8: “Long-Term Debt,” Note 6: “Restructuring, Asset Impairments, and Other, net” and Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In general, the annual funding of our foreign defined benefit pension plan obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K and see Note 15: “Income Taxes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2013. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2013 Financing Events

Share Repurchase Program

During the year ended December 31, 2013, we purchased approximately 13.9 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $101.3 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $7.29. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity—Share Repurchase Program” included elsewhere in this Form 10-K for information on the share repurchase program.

Convertible Note Exchange

During the year ended December 31, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes in exchange for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. This exchange, along with the exchanges in 2012 and 2011 described below, was based on the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended.

Retirement of 1.875% and 2.625% Notes

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

On December 20, 2013, we exercised our option to redeem all of our outstanding 2.625% Notes. As a result, we paid the gross principal amount of $72.6 million to the holders of the 2.625% Notes and retired the outstanding obligation.

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

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, we entered into an $800 million five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 (the “Credit Agreement”). The Facility may be used for general corporate purposes including: working capital, stock repurchase, and/or acquisitions. The increase in amount of the Facility further enhances our profile and provides financial flexibility to support long-term business and financial objectives. Following entry into the Credit Agreement, we borrowed $120 million of the $800 million available under the Facility. The Facility includes $40 million availability for the issuance of letters of credit, $15 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75 million. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2012 Financing Events

Share Repurchase Program

During the year ended December 31, 2012, we purchased approximately 8.8 million shares of our common stock under a share repurchase program for an aggregate purchase price of approximately $55.3 million, exclusive of fees, commissions and other expenses, at a weighted-average price per share of $6.26. See Note 9: “Earnings Per Share and Equity” under the heading “Equity—Share Repurchase Program” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Convertible Note Exchange

During the year ended December 31, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Notes for $99.9 million in par value of our 2.625% Notes, Series B and $2.0 million in cash, resulting in a loss on debt repurchase of $7.8 million, which included the write-off of $0.6 million of unamortized debt issuance costs. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Redemption of 1.875% Notes

During the year ended December 31, 2012, we redeemed approximately $21.6 million in aggregate principal value of our 1.875% Notes for approximately $21.6 million in cash. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Retirement of Zero Coupon Convertible Senior Subordinated Notes due 2024

During the year ended December 31, 2012, we exercised a call option relating to our Zero Coupon Convertible Senior Subordinated Notes due 2024. As a result, we paid the aggregate principal amount of $96.2 million to the holders of the notes and retired the outstanding obligation.

2011 Financing Events

Senior Revolving Credit Facility

During the year ended December 31, 2011, we entered into a $325.0 million, five-year senior revolving credit facility, the terms of which were set forth in a credit agreement dated as of December 23, 2011 between us and a group of lenders which provided for $40.0 million of availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. We had the ability to increase the size of the Facility from time-to-time in increments of $10.0 million so long as after giving effect to such increases, the aggregate amount of all such increases did not exceed $125.0 million. This credit facility was amended and restated by the Facility we entered into on October 10, 2013. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Exchange and Repurchase of Convertible Notes

During the year ended December 31, 2011, we exchanged $198.6 million of our 2.625% Notes for $198.6 million of 2.625% Notes, Series B. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016.

Additionally, during the year ended December 31, 2011, we repurchased $53.0 million in par value, $46.6 million of carrying value, of our 2.625% Notes for $56.2 million in cash.

See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Acquisition Note Payable to SANYO Electric

During the year ended December 31, 2011, SCI LLC, as borrower, and we, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price of the SANYO Semiconductor acquisition. The loan had an original principal amount of approximately $377.5 million. The loan bore interest at a rate of 3-month LIBOR plus 1.75% per annum, and provided for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018. This note was amended and restated by the note payable to SMBC. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further details relating to the acquisition note payable to SANYO Electric.

Debt Guarantees and Related Covenants

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 20: “Guarantor and Non-Guarantor Statements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K, on the terms described in the indentures for such notes. As of December 31, 2013, we believe that we were in compliance with the indentures relating to our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

We recognize revenue on sales to OEMs, distributors that are not entitled to returns and allowances, and electronic manufacturing service providers, net of provisions for related sales returns and allowances, when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured.

For products sold to distributors who are entitled to returns and allowances, we recognize the related revenue and cost of revenues when we are informed by the distributor that it has resold the products to the end-user. As a result of our inability to reliably estimate up front the effects of the returns and allowances with these distributors, we defer the related revenue and gross margin on sales to these distributors until we are informed by the distributor that the products have been resold to the end-user. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. Our OEM customers do not have the right to return our products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under our general agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product due to our inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on our results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. We review warranty and related claims activity and record adjustments, as necessary.

We generally warrant that products sold to our customers will, at the time of shipment be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of two years. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. In addition, we also offer cash discounts to certain customers for payments received by us within an agreed upon time, generally 10 days after shipment. We accrue reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

Freight and handling costs are included in the cost of revenues and are recognized as period expenses during the period in which they are incurred.

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory which is considered to be in excess of anticipated demand is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

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

Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of our property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our asset groups that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value with related gains recorded in the restructuring, asset impairment and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

Goodwill. We evaluate our goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of our reporting units is subjective in nature and involves the use of significant estimates and assumptions including projected net cash flows, discount and long-term growth rates. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions about future conditions include factors such as future revenues, gross profits, operating expenses, and industry trends. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. We consider other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. We consider historical rates and current market conditions when determining the discount and growth rates to use in our analysis.

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if its reporting units’ fair values significantly exceed their carrying values. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of a two step impairment test.

The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets associate with the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Our product families are one level below the operating segments, constituting individual businesses with our segment management conducting regular reviews of the operating results for each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the acquired business included in a reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date.

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2014; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Pension Plans and Related Benefits. We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increase for employees participating in the plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2013, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $41.9 million.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: “Recent Accounting Pronouncements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

At December 31, 2013, our long-term debt (including current maturities) totaled $942.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $432.0 million. We do have interest rate exposure with respect to the $510.2 million balance on our variable interest rate debt outstanding as of December 31, 2013. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other (income) expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2013 and 2012 was $101.7 million and $197.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Canadian dollars, Swiss francs, Chinese renminbi, Czech koruna and British pounds sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $37.9 million as of December 31, 2013, assuming no offsetting hedge positions.

See Note 14: “Financial Instruments” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further information with respect to our hedging activity.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal year ended December 31, 2013 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 1992. We have concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item  15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.     Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals—Proposal 1—Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information—Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2013 in connection with our 2014 Annual Meeting of Stockholders (“Proxy Statement”).

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

Share-Based Compensation Plan Information

The following table sets forth share-based compensation plan information as of December 31, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Share-Based Compensation Plans Approved By Security Holders (1)	22,247,944	(3)	$7.41	41,707,310	(5)
Share-Based Compensation Plans Not Approved By Security Holders (2)	2,521,951		$10.09	—

Total	24,769,895			41,707,310

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (the “2000 SIP”), the Amended and Restated SIP and the ESPP.

(2)	We have assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by our stockholders, but which was approved by AMIS stockholders. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan, the Catalyst 2003 Director Stock Option Plan, and the Catalyst 1998 Special Equity Incentive Plan. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by CMD stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan, the California Micro Devices Corporation 1995 Non-Employee Directors’ Stock Option Plan, the California Micro Devices Corporation 1995 Employee Stock Option Plan and options granted under agreements between California Micro Devices and certain employees. Also included are shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.

(3)	Includes 10,763,152 shares of common stock subject to time-based and performance-based restricted stock units, (collectively “RSUs”), which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This amount excludes purchase rights accruing under the ESPP that has a shareholder approved reserve of 18,000,000 shares.

(4)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(5)	Includes 4,274,642 shares of common stock reserved for future issuance under the ESPP and 37,432,668 shares of common stock available for issuance under the Amended and Restated SIP, as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, therefore, there are no available shares for future grants under the 2000 SIP as of December 31, 2013. However, if an award under the Amended and Restated SIP or under the 2000 SIP is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the Amended and Restated SIP on a one for one basis for options and stock appreciation rights and on the basis of 1.58 to one for other awards.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.	Exhibit Description

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.3	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation the Lenders party hereto and Sumitomo Mitsui Banking Corporation (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)

Exhibit No.	Exhibit Description

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)

10.6(c)	Amended and Restated Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation as Co-Syndication Agents, dated as of October 10, 2013 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)

10.7(a)	Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)(2)

Exhibit No.	Exhibit Description

10.7(e)	2000 Stock Incentive Plan-non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(i)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(j)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2012 Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2013 Form 10-Q filed with the Commission on August 2, 2013)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

Exhibit No.	Exhibit Description

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Separation Agreement and General Release of All Claims by and between Donald A. Colvin and Semiconductor Component Industries, LLC executed on October 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2012)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

Exhibit No.	Exhibit Description

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.16	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008(1)(2)

10.17(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.17(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.17(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Exhibit Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2014

ON Semiconductor Corporation

By:	/s/ KEITH D. JACKSON
Name:	Keith D. Jackson
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2014

/s/ BERNARD GUTMANN Bernard Gutmann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2014

*	Chairman of the Board of Directors	February 21, 2014
J. Daniel McCranie

*	Director	February 21, 2014
Atsushi Abe

*	Director	February 21, 2014
Curtis J. Crawford

*	Director	February 21, 2014
Bernard L. Han

*	Director	February 21, 2014
Emmanuel T. Hernandez

*	Director	February 21, 2014
Daryl A. Ostrander

*	Director	February 21, 2014
Teresa M. Ressel

*By:	/s/ BERNARD GUTMANN Bernard Gutmann	Attorney in Fact	February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation (the “Company”) and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 21, 2014

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$509.5	$486.9
Short-term investments	116.2	144.8
Receivables, net	383.4	357.8
Inventories	611.8	581.7
Other current assets	89.3	122.2

Total current assets	1,710.2	1,693.4
Property, plant and equipment, net	1,074.2	1,103.3
Goodwill	184.6	184.6
Intangible assets, net	223.4	257.0
Other assets	64.6	90.1

Total assets	$3,257.0	$3,328.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$276.8	$279.5
Accrued expenses	220.3	256.7
Deferred income on sales to distributors	140.5	134.5
Current portion of long-term debt (see Note 8)	181.6	353.6

Total current liabilities	819.2	1,024.3
Long-term debt (see Note 8)	760.6	658.3
Other long-term liabilities	190.4	255.1

Total liabilities	1,770.2	1,937.7

Commitments and contingencies (See Note 12)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 515,888,942 and 509,977,999 shares issued, 440,250,288 and 448,824,345 shares outstanding, respectively)	5.2	5.1
Additional paid-in capital	3,210.8	3,156.4
Accumulated other comprehensive loss	(47.4)	(41.1)
Accumulated deficit	(1,142.1)	(1,292.9)
Less: treasury stock, at cost; 75,638,654 and 61,153,654 shares, respectively	(572.5)	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,454.0	1,361.1
Non-controlling interest in consolidated subsidiary	32.8	29.6

Total stockholders’ equity	1,486.8	1,390.7

Total liabilities and equity	$3,257.0	$3,328.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues	$2,782.7	$2,894.9	$3,442.3
Cost of revenues	1,844.3	1,943.0	2,433.5

Gross profit	938.4	951.9	1,008.8
Operating expenses:
Research and development	334.2	367.5	362.5
Selling and marketing	171.2	180.9	195.1
General and administrative	148.5	160.6	192.4
Amortization of acquisition-related intangible assets	33.1	44.4	42.7
Restructuring, asset impairments and other, net	33.2	165.3	102.7
Goodwill and intangible asset impairment	—	49.5	—

Total operating expenses	720.2	968.2	895.4

Operating income (loss)	218.2	(16.3)	113.4

Other income (expenses), net:
Interest expense	(38.6)	(56.1)	(68.9)
Interest income	1.3	1.5	1.1
Other	3.1	5.8	(8.9)
Loss on debt exchange	(3.1)	(7.8)	(23.2)
Gain on SANYO Semiconductor acquisition	—	—	24.3

Other income (expenses), net	(37.3)	(56.6)	(75.6)

Income (loss) before income taxes	180.9	(72.9)	37.8
Income tax provision	(26.9)	(13.4)	(22.9)

Net income (loss)	154.0	(86.3)	14.9
Less: Net income attributable to non-controlling interest	(3.2)	(4.3)	(3.3)

Net income (loss) attributable to ON Semiconductor Corporation	$150.8	$(90.6)	$11.6

Comprehensive income (loss), net of tax:
Net income (loss)	$154.0	$(86.3)	$14.9

Foreign currency translation adjustments	(3.8)	4.3	12.3
Effects of cash flow hedges	(2.6)	0.8	—
Unrealized gain on available-for-sale securities	—	0.4	—
Amortization of prior service costs of defined benefit plan	0.1	0.1	0.1

Other comprehensive (loss) income	(6.3)	5.6	12.4

Comprehensive income (loss)	147.7	(80.7)	27.3
Comprehensive income attributable to non-controlling interest	(3.2)	(4.3)	(3.3)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$144.5	$(85.0)	$24.0

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.34	$(0.20)	$0.03

Diluted	$0.33	$(0.20)	$0.03

Weighted average common shares outstanding:
Basic	447.9	452.6	446.7

Diluted	450.7	452.6	457.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit			Non- controlling Interests in Consolidated Subsidiaries	Total Equity
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of	At Par				Number of
	Shares	Value				Shares	At Cost
Balance at December 31, 2010	485,904,100	$4.9	$3,016.1	$(59.1)	$(1,213.9)	(49,129,923)	$(382.0)	$22.0	$1,388.0
Comprehensive income	—	—	—	12.4	11.6			3.3	27.3
Stock option exercises	8,734,690	0.1	59.3	—	—	—	—	—	59.4
Shares issued pursuant to the employee stock purchase plan	1,152,778	—	8.1	—	—	—	—	—	8.1
Restricted stock units and stock grant awards issued	6,660,516	—	—	—	—	—	—	—	—
Net share settlement of restricted stock units	—	—	—	—	—	(2,037,941)	(19.3)	—	(19.3)
Share-based compensation expense	—	—	33.5	—	—	—	—	—	33.5
Repurchase or exchange of convertible notes	—	—	(25.8)	—	—	—	—	—	(25.8)
Repurchase or exchange of convertible notes, Series B	—	—	22.3	—	—	—	—	—	22.3

Balance at December 31, 2011	502,452,084	5.0	3,113.5	(46.7)	(1,202.3)	(51,167,864)	(401.3)	25.3	1,493.5
Comprehensive income	—	—	—	5.6	(90.6)	—	—	4.3	(80.7)
Stock option exercises	1,866,376	0.1	9.3	—	—	—	—	—	9.4
Shares issued pursuant to the employee stock purchase plan	1,445,309	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	4,214,230	—	—	—	—	—	—	—	—
Net share settlement of restricted stock units	—	—	—	—	—	(1,141,640)	(9.6)	—	(9.6)
Share-based compensation expense	—	—	20.5	—	—	—	—	—	20.5
Repurchase of common stock	—	—	—	—	—	(8,844,150)	(55.5)	—	(55.5)
Exchange of convertible notes	—	—	4.8	—	—	—	—	—	4.8

Balance at December 31, 2012	509,977,999	5.1	3,156.4	(41.1)	(1,292.9)	(61,153,654)	(466.4)	29.6	1,390.7
Comprehensive income (loss)	—	—	—	(6.3)	150.8	—	—	3.2	147.7
Stock option exercises	2,084,541	0.1	12.0	—	—	—	—	—	12.1
Shares issued pursuant to the employee stock purchase plan	1,330,919	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	2,495,483	—	—	—	—	—	—	—	—
Net share settlement of restricted stock units	—	—	—	—	—	(581,585)	(4.5)	—	(4.5)
Share-based compensation expense	—	—	32.3	—	—	—	—	—	32.3
Repurchase of common stock	—	—	—	—	—	(13,903,415)	(101.6)	—	(101.6)
Exchange of convertible notes	—	—	1.8	—	—	—	—	—	1.8

Balance at December 31, 2013	515,888,942	$5.2	$3,210.8	$(47.4)	$(1,142.1)	(75,638,654)	$(572.5)	$32.8	$1,486.8

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$154.0	$(86.3)	$14.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	211.8	243.6	229.4
Gain on sale or disposal of fixed assets	(6.8)	(9.5)	(8.7)
Non-cash manufacturing expenses associated with favorable supply agreement	—	—	80.4
Loss on debt exchange	3.1	7.8	23.2
Gain on SANYO Semiconductor acquisition	—	—	(24.3)
Amortization of debt issuance costs	1.3	2.1	2.3
Provision for excess inventories	51.9	51.9	49.1
Non-cash share-based compensation expense	32.3	20.5	33.5
Non-cash interest	11.2	23.4	34.9
Non-cash asset impairment charges	8.0	103.0	86.3
Non-cash goodwill and intangible asset impairment charges	—	49.5	—
Recovery from insurance proceeds on property, plant and equipment	—	—	(13.3)
Non-cash portion of insurance recovery	—	—	(23.9)
Non-cash foreign currency translation gain	(21.0)	—	—
Other	8.7	(4.7)	(3.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(35.4)	95.4	89.1
Inventories	(97.6)	(7.1)	102.1
Other assets	20.4	(9.9)	(15.2)
Accounts payable	6.6	(161.3)	(109.7)
Accrued expenses	21.7	5.9	(35.1)
Deferred income on sales to distributors	6.0	(37.5)	22.5
Other long-term liabilities	(48.9)	(10.8)	11.5

Net cash provided by operating activities	327.3	276.0	545.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(155.2)	(256.3)	(316.4)
Proceeds from sales of property, plant and equipment	9.7	6.2	3.3
Deposits (made) utilized for purchases of property, plant and equipment	(1.3)	1.4	0.5
Recovery from insurance on property, plant and equipment	—	11.5	13.3
Purchase of businesses, net of cash acquired	—	—	(17.9)
Proceeds from held-to-maturity securities	224.3	377.6	122.2
Purchase of held-to-maturity securities	(195.7)	(273.8)	(370.8)
Change in restricted cash	—	—	142.1

Net cash used in investing activities	(118.2)	(133.4)	(423.7)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	8.3	8.1
Proceeds from exercise of stock options	12.1	9.4	59.4
Payments of tax withholding for restricted shares	(4.5)	(9.6)	(19.3)
Repurchase of common stock	(101.0)	(55.5)	—
Proceeds from debt issuance	173.7	23.6	69.0
Payment of capital lease obligations	(41.7)	(40.8)	(39.0)
Repayment of long-term debt	(217.7)	(232.5)	(159.5)
Payments made in connection with debt refinancing	(3.2)	(2.6)	(15.9)

Net cash used in financing activities	(174.0)	(299.7)	(97.2)

Effect of exchange rate changes on cash and cash equivalents	(12.5)	(8.9)	5.0

Net increase (decrease) in cash and cash equivalents	22.6	(166.0)	29.6
Cash and cash equivalents, beginning of period	486.9	652.9	623.3

Cash and cash equivalents, end of period	$509.5	$486.9	$652.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), prepares its financial statements in accordance with generally accepted accounting principles in the United States of America. As of December 31, 2013, the Company was organized into three operating segments, which also represent its three reporting segments: Application Products Group, Standard Products Group and System Solutions Group (formerly referred to as the “SANYO Semiconductor Products Group”). Additional details on our operating segments are included in Note 18: “Segment Information.”

The Company condensed certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables, inventories and deferred tax assets; (ii) estimates of future payouts for customer incentives, warranties, and restructuring activities; (iii) assumptions surrounding future pension obligations; (iv) fair values of stock options and of financial instruments (including derivative financial instruments); (v) evaluations of uncertain tax positions; and (vi) future cash flows used to assess and test for impairment of long-lived assets and, if applicable, goodwill. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company’s cash and cash equivalents may be at risk. Deposits with these banks generally exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, therefore, bear minimal risk.

Short-Term Investments

Short-term investments have an original maturity to the Company between three months and one year, and are classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost as it is the intent of the Company to hold these securities until maturity.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Allowance for Doubtful Accounts

In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. For uncollectible accounts receivable, the Company records a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. General market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete. The Company records provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory, that is considered to be in excess of anticipated demand, is reserved, impacting cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on the Company’s gross profit has not been material.

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

Business Combination Purchase Price Allocation

The allocation of the purchase price of business combinations is based on management estimates and assumptions, and other information compiled by management, which utilizes established valuation techniques appropriate for the high-technology industry. These techniques include the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. See Note 4: “Acquisitions” for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions. See Note 5: “Goodwill and Intangible Assets” and Note 4: “Acquisitions” for additional information.

The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of the Company’s reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions about future conditions include factors such as future revenues, gross profits, operating expenses, and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates.

When evaluating goodwill for impairment, the Company may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if its reporting units’ fair values significantly exceed their carrying values. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, the Company continues to the first step of a two step impairment test.

The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.

The Company has determined that its product families, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill. The Company’s product families are one level below its operating segments, with the Company’s segment management conducting regular reviews of the operating results for each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the acquired business included in a reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible Assets

The Company’s acquisitions have resulted in intangible assets consisting of values assigned to IP, assembled workforce, customer relationships, non-compete agreements, patents, developed technology, trademarks, acquired software and IPRD. These are stated at cost less accumulated amortization, are amortized over their estimated useful lives ranging from less than 1 year to 18 years, and are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. See Note 5: “Goodwill and Intangible Assets” for additional information.

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased or otherwise acquired by the Company, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to restricted stock units under the Company’s share-based compensation plans. See Note 9: “Earnings Per Share and Equity” for additional information.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying agreements using the effective interest method and, for the Company’s convertible notes, are amortized through the first put date, which the Company considers to be the earliest maturity date. Upon prepayment of debt, the related unamortized debt issuance costs are charged to expense. Amortization of debt issuance costs is included in interest expense while the unamortized balance is included in other assets. See Note 8: “Long-Term Debt—Loss on Debt Repurchase or Exchange” for additional information.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to OEMs, electronic manufacturing service providers and distributors. The Company also generates revenue, to a much lesser extent, from manufacturing services provided to customers.

The Company recognizes revenue on sales to OEMs, distributors that are not entitled to returns and allowances, electronic manufacturing service providers and on sales of manufacturing services, net of provisions for related sales returns and allowances. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (which is generally upon shipment), the price is fixed or determinable and collectability is reasonably assured.

For products sold to distributors who are entitled to returns and allowances, the Company recognizes the related revenue and cost of revenues when it is informed by the distributor that it has resold the products to the end-user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and gross margin on sales to these distributors until it is informed by the distributor that the products have been resold to the end-user. Although payment terms vary, most distributor agreements require payment within 30 days.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under the Company’s general agreements, distributors are allowed to return any product that has been removed from the price book. In addition, agreements with distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since the Company defers recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to the inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on the results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. The Company reviews warranty and related claims activities and records adjustments, as necessary.

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to approved specifications. The Company’s standard warranty extends for a period that is the greater of (i) two years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. In addition, the Company also offers cash discounts to certain customers for payments received within an agreed upon time, generally 10 days after shipment. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

Freight and handling costs are included in cost of revenues and are recognized as period expense during the period in which they are incurred.

Research and Development Costs

Research and development costs are expensed as incurred.

Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company has outstanding awards with performance, time and service-based vesting provisions. See Note 10: “Share-Based Compensation” for additional information.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which management cannot conclude that it is more likely than not that such deferred tax assets will be realized.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies for each taxing jurisdiction are considered. If the Company determines it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company determines it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be released to income as a reduction to income tax expense.

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on the Company’s effective tax position. See Note 15: “Income Taxes” for additional information.

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

The Company’s Japanese subsidiaries utilize Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Income.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans, covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs and pension obligations are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increases for employees participating in plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. See Note 11: “Employee Benefit Plans” for additional information.

Contingencies

The Company is involved in a variety of legal matters that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Companies may choose to measure certain financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings. The Company has elected not to carry any of its debt instruments at fair value. See Note 13: “Fair Value Measurements” for additional information.

Note 3: Recent Accounting Pronouncements

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

Note 4: Acquisitions

Acquisition of SANYO Semiconductor (the “SANYO Semiconductor Transaction”)

On January 1, 2011, the Company paid SANYO Electric $142.1 million in cash and issued a $377.5 million note payable to SANYO Electric, through SCI LLC, and as a result SANYO Semiconductor became a wholly-owned subsidiary of the Company as part of its System Solutions Group (formerly referred to as the “SANYO Semiconductor Products Group”). During 2011, the Company received $39.7 million in cash from SANYO Electric, of which $19.0 million was considered in the initial purchase accounting estimates, relating to funding adjustments for working capital and pension levels, as defined in the purchase agreement. As a result of these adjustments, the purchase price was reduced to $479.9 million as of December 31, 2011.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

SANYO Semiconductor designs, manufactures and sells discrete components, hybrid ICs, radio frequency and power related products as well as custom ICs. Many of these devices are similar to the Company’s existing product offerings; however, SANYO Semiconductor expanded the Company’s capacity in microcontrollers and custom ASICs for the consumer, automotive and industrial end-markets. SANYO Semiconductor also expands the Company’s presence in the Japan market.

The following table presents the fair values of the net assets of SANYO Semiconductor as acquired (in millions):

Fair Value
Cash and cash equivalents	$117.1
Receivables, net	242.1
Inventories	400.3
Other current assets	119.7
Property, plant and equipment	146.7
Intangible assets	55.7
Other non-current assets	75.4

Total assets acquired	1,157.0

Accounts payable	(300.0)
Other current liabilities	(152.0)
Long-term accrued liabilities	(200.8)

Total liabilities assumed	(652.8)
Net assets acquired	504.2
Gain on acquisition	(24.3)

Purchase price	$479.9

The acquisition was accounted for as a business purchase pursuant to ASC Topic 805, Business Combinations, whereby acquisition costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred. In 2011, the Company recorded $7.3 million in acquisition related expenses associated with the SANYO Semiconductor Transaction.

Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase gain, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. In 2011, the Company performed such a reassessment and concluded that the values assigned for the SANYO Semiconductor Transaction were reasonable. In 2011, the Company recorded a $24.3 million bargain purchase gain on the SANYO Semiconductor Transaction. The Company believes the gain realized in purchase accounting was the result of a number of factors, including the following: SANYO Electric’s intent to exit its semiconductor operations, historical losses recognized by SANYO Electric, SANYO Electric viewed this as the best outcome for SANYO Semiconductor and the fact that the Company would incur expenses associated with the transfer and consolidation of certain operations.

The $55.7 million of acquired intangible assets were assigned a weighted-average useful life of approximately 8.8 years. The intangible assets were comprised of: patents of $27.0 million (5.5-year weighted-average useful life), $3.0 million of trademarks (3.0-year weighted-average useful life) and customer relationships of $25.7 million (13.0-year weighted-average useful life). Other current assets include $80.0 million representing the estimated fair value of a favorable supply arrangement provided by SANYO Electric to the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company in the form of operational cost reduction to the acquired business during the period of time it was effectively required to utilize certain SANYO Electric seconded employees and manufacturing facilities in Japan. This asset has been charged to cost of goods sold over the period of benefit, which was the first five months of 2011. The amortization recorded totaled $80.4 million as a result of foreign currency exchange rate changes over the recognition period.

Included in the final allocation of net assets acquired are long-term liabilities assumed representing approximately $50.9 million of underfunded pension obligations relating to existing defined benefit pension plans as well as $144.9 million representing estimated liabilities associated with the Company’s estimated portion of underfunded pension obligations relating to certain employees participating in the SANYO Electric or affiliate multiemployer defined benefit pension plans from which the Company withdrew and established defined benefit pension plans which provide similar retirement benefits as the SANYO Electric sponsored multiemployer plans. See Note 11: “Employee Benefit Plans” for additional information.

The allocation of the purchase price was based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The income approach, cost approach or market approach was used based on the nature of the asset or liability and reliability of the data available.

Acquisition of the CMOS ISBU from Cypress Semiconductor

On February 27, 2011, the Company acquired 100% of the CMOS ISBU from Cypress Semiconductor Corporation for approximately $34.1 million in cash. The ISBU business includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional (2D) bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR and IBIS families, which are all well known throughout the industry.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Acquired intangible assets include $11.2 million which was assigned to IPRD assets and is being amortized over the useful life upon successful completion of the projects or expensed if impaired. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The fair value of IPRD was determined using the income approach. The income approach recognizes that the current value of an asset or liability is premised on the expected receipt or payment of future economic benefits generated over its remaining life. A discount rate of 17.5% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

Other acquired intangible assets of $11.2 million include: customer relationships of $4.2 million (6.0-year weighted-average useful life), developed technology of $6.2 million (7.0-year weighted-average useful life) and backlog of $0.8 million (0.3-year weighted-average useful life).

Goodwill of $7.5 million was assigned to the Application Products Group. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining the ISBU business with the Company’s existing sensor business. These relationships provided and continue to provide the capability of selling advanced technology of next generation products to the market place. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $7.5 million of goodwill as of December 31, 2013 is not expected to be deductible for tax purposes.

The allocation of purchase price was based on management estimates and assumptions, and other information compiled by management, which utilized established valuation techniques appropriate for the high-technology industry. The valuation technique used was the income approach, cost approach or market approach, as determined to be the most appropriate based on the nature of the asset or liability and reliability of the data available.

Note 5: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level which is one level below the Company’s operating segments. During the first step of the Company’s annual impairment analysis in the fourth quarters of 2013 and 2011, the Company determined that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable.

During the Company’s annual impairment analysis in the fourth quarter of 2012, the Company performed a qualitative assessment, including a review and analysis of certain quantitative factors, market conditions and known trends that are specific to the respective reporting units to estimate if its reporting units’ fair values significantly exceeded their carrying values. For reporting units where the fair value appeared more likely than not to be less than its carrying value based on this qualitative assessment, the Company continued to the first step of the two step impairment test. As a result of the 2012 impairment analysis, the Company recognized a goodwill impairment charge of $14.1 million relating to one of its reporting units in the Company’s Standard Products Group operating segment.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for 2013 and 2011, when no impairment charges were necessary, included projected net cash flows, a weighted-average discount rate of approximately 14% and 14%, respectively, and a weighted-average long-term growth rate of 4.0% and 3.9%, respectively. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis.

The following table summarizes goodwill by relevant reportable segment as of December 31, 2013 and December 31, 2012 (in millions):

	Balance as of December 31, 2013				Balance as of December 31, 2012
	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(4.2)	$(406.0)	$137.2	$547.4	$(4.2)	$(406.0)	$137.2
Standard Products Group	76.0	(5.6)	(23.0)	47.4	76.0	(5.6)	(23.0)	47.4

	$623.4	$(9.8)	$(429.0)	$184.6	$623.4	$(9.8)	$(429.0)	$184.6

The following table summarizes the change in goodwill from December 31, 2011 to December 31, 2013 (in millions):

Net balance as of December 31, 2011	$198.7
Impairment charge	(14.1)

Net balance as of December 31, 2012	184.6
Impairment charge	—

Net balance as of December 31, 2013	$184.6

Intangible Assets

As a result of the Company’s annual goodwill impairment testing for 2012, it was determined that certain intangible assets associated with the Standard Products Group were also impaired. In connection with this impairment, the Company wrote-off approximately $3.8 million of intangible assets associated with the relevant Standard Products Group operating segment.

Additionally, during the fourth quarter of 2012, the Company assessed the current period and expected future operating results of the System Solutions Group and recorded an impairment charge of approximately $126.0 million related to long-lived assets, including approximately $31.6 million of intangible assets. See Note 13: “Fair Value Measurements” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Intangible assets, net were as follows as of December 31, 2013 and December 31, 2012 (in millions):

	December 31, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.4)	$—	$(0.4)	$4.1	5-12
Customer relationships	280.3	(105.5)	(27.4)	(23.0)	124.4	5-18
Patents	43.7	(19.0)	—	(13.7)	11.0	12
Developed technology	146.2	(66.7)	—	(2.4)	77.1	5-12
Trademarks	14.0	(6.1)	—	(1.1)	6.8	15

Total intangibles	$498.1	$(206.7)	$(27.4)	$(40.6)	$223.4

	December 31, 2012
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(8.7)	$—	$(0.4)	$4.8	5-12
Customer relationships	280.3	(91.8)	(26.9)	(23.0)	138.6	5-18
Patents	43.7	(16.6)	—	(13.7)	13.4	12
Developed technology	146.2	(51.3)	—	(2.4)	92.5	5-12
Trademarks	14.0	(5.2)	—	(1.1)	7.7	15

Total intangibles	$498.1	$(173.6)	$(26.9)	$(40.6)	$257.0

Amortization expense for intangible assets amounted to $33.1 million for the year ended December 31, 2013, of which none was included in cost of revenues; $44.4 million for the year ended December 31, 2012, of which none was included in cost of revenues; and $43.8 million for the year ended December 31, 2011, of which $1.1 million was included in cost of revenues. Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

Total
2014	$32.6
2015	31.7
2016	30.6
2017	27.7
2018	24.4
Thereafter	76.4

Total estimated amortization expense	$223.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 is as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Year Ended December 31, 2013
System Solutions Group Voluntary Retirement Programs	52.9	—	(15.6)	37.3
Aizu facility closure	3.1	—	(22.4)	(19.3)
KSS facility closure	6.5	3.5	—	10.0
Other (1)	4.8	4.5	(4.1)	5.2

Total	$67.3	$8.0	$(42.1)	$33.2

Year Ended December 31, 2012
2012 global workforce reduction	$11.2	$—	$—	$11.2
System Solutions Group asset impairment	—	94.4	—	94.4
System Solutions Group Voluntary Retirement Program	47.6	—	(11.7)	35.9
Aizu facility closure	9.0	4.5	0.1	13.6
System Solutions Group consolidation	3.6	—	—	3.6
Other (1)	2.0	4.1	0.5	6.6

Total	$73.4	$103.0	$(11.1)	$165.3

Year Ended December 31, 2011
Thailand facility closure	$5.7	$24.8	$(18.6)	$11.9
Aizu facility closure	6.5	61.5	2.0	70.0
System Solutions Group consolidation	10.0	—	—	10.0
Japan earthquake and tsunami	—	—	4.8	4.8
Phoenix wafer manufacturing facility closure	4.3	—	—	4.3
Other (1)	1.2	—	0.5	1.7

Total	$27.7	$86.3	$(11.3)	$102.7

(1)	Includes charges related to the certain reductions in workforce, certain acquisitions, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Restructuring

The following is a rollforward of the accrued restructuring charges from December 31, 2012 to December 31, 2013 (in millions):

	Balance as of December 31, 2012	Charges	Usage	Adjustments	Balance as of December 31, 2013
Estimated employee separation charges	$15.5	$62.2	$(50.9)	$(1.6)	$25.2
Estimated costs to exit	1.6	5.1	(5.7)	—	1.0

Total	$17.1	67.3	(56.6)	(1.6)	26.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following is a rollforward of the accrued restructuring charges from December 31, 2011 to December 31, 2012 (in millions):

	Balance as of December 31, 2011	Charges	Usage	Adjustments	Balance as of December 31, 2012
Estimated employee separation charges	$8.9	$67.8	$(60.7)	$(0.5)	$15.5
Estimated costs to exit	8.4	5.6	(12.2)	(0.2)	1.6

Total	$17.3	$73.4	$(72.9)	$(0.7)	$17.1

The activity related to the Company’s significant restructuring programs that were either initiated in 2013 or had not been completed as of December 31, 2013, are as follows:

System Solutions Group Voluntary Retirement Programs

During the first quarter of 2013, the Company initiated a voluntary retirement program for employees of certain of its System Solutions Group subsidiaries in Japan (the “Q1 2013 Voluntary Retirement Program”). Approximately 500 employees opted to retire under the Q1 2013 Voluntary Retirement Program, and substantially all employees had retired by December 31, 2013. For the year ended December 31, 2013, the Company recognized approximately $35.4 million of employee separation charges related to the Q1 2013 Voluntary Retirement Program.

During the fourth quarter of 2013, the Company initiated an additional voluntary retirement program for employees of certain of its System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program, and 170 employees had retired by December 31, 2013. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. For the year ended December 31, 2013, the Company recognized approximately $17.5 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program. The Company expects to incur an additional $6.7 million in employee separation charges related to this program through the end of 2014, offset by a pension curtailment gain of approximately $4.5 million.

As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, of which approximately half were terminated by the end of 2013, with the remaining contractors to be terminated by the end of 2014.

As a result of the System Solutions Group headcount reductions, the Company recognized a $15.6 million benefit to the pension and related retirement liabilities associated with the affected employees during the year ended December 31, 2013, which is recorded in Restructuring, Asset Impairments and Other, Net. See Note 11: “Employee Benefit Plans” for additional information associated with the System Solutions Group’s voluntary retirement programs.

As of December 31, 2013, the accrued liability associated with employee separation charges was $17.8 million for the System Solutions Group Voluntary Retirement Programs.

Aizu Facility Closure

During 2011, the Company committed to a plan to close its wafer manufacturing facility located in Aizu, Japan (the “Aizu Plan”) for cost savings purposes. The Company fully exited the facility pursuant to the Aizu

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Plan during 2013. Cumulative charges of $86.7 million, net of adjustments, have been recognized through December 31, 2013, related to the Aizu Plan. As of December 31, 2013, all affected employees have been separated from the Company.

In connection with the closure and sale of its Aizu facility, the Company released the cumulative foreign currency translation adjustment of $21.0 million related to the Aizu facility, which was recorded as a benefit to Restructuring, Asset Impairments and Other, net for the year ended December 31, 2013. See Note 16: “Changes in Accumulated Other Comprehensive Loss” for additional information.

All previously accrued liabilities associated with employee separation charges at the Aizu facility have been paid as of December 31, 2013.

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS by the end of the second quarter of 2014 (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other of the Company’s manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the year ended December 31, 2013, the Company recorded approximately $3.4 million of employee separation charges related to the KSS Plan. Additionally, the Company recognized a multi-employer pension plan withdrawal liability of $3.1 million related to the KSS Plan. The company expects to record additional KSS Plan severance costs and related employee benefit plan expenses of approximately $8.3 million along with other exit costs of approximately $1.0 million to $2.0 million, offset by a pension curtailment gain of approximately $2.1 million through the end of 2014.

As of December 31, 2013, the accrued liability associated with employee separation charges was $6.2 million for the KSS Plan.

The decision to close the KSS facility triggered an impairment test to determine recoverability of the carrying value of the related long-lived assets, including certain held-for-sale properties. See Note 13: “Fair Value Measurements” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 7: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of December 31, 2013 and December 31, 2012 consist of the following (dollars in millions):

	December 31, 2013	December 31, 2012
Receivables, net:
Accounts receivable	$384.4	$360.5
Less: Allowance for doubtful accounts	(1.0)	(2.7)

	$383.4	$357.8

Inventories:
Raw materials	$89.2	$73.2
Work in process	319.6	310.9
Finished goods	203.0	197.6

	$611.8	$581.7

Other Current Assets:
Prepaid expenses	$24.8	$24.3
Value added and other income tax receivables	31.7	34.3
Other	32.8	63.6

	$89.3	$122.2

Property, plant and equipment, net: (1)
Land	$52.3	$67.4
Buildings	467.7	572.4
Machinery and equipment	1,918.4	1,979.4

Total property, plant and equipment	2,438.4	2,619.2
Less: Accumulated depreciation	(1,364.2)	(1,515.9)

	$1,074.2	$1,103.3

Accrued expenses:
Accrued payroll	$91.3	$102.9
Sales related reserves	54.2	64.9
Restructuring reserves	26.2	17.1
Accrued pension liability	10.4	7.4
Accrued interest	1.9	0.6
Other	36.3	63.8

	$220.3	$256.7

(1)	Included in property, plant and equipment are $8.7 million of fixed assets that are held-for-sale as of December 31, 2013.

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $164.6 million, $180.8 million and $162.8 million for 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, total property, plant and equipment included $41.8 million and $79.7 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Warranty Reserves

The activity related to the Company’s warranty reserves for 2011, 2012 and 2013 follows (in millions):

Balance as of December 31, 2010	$3.3
Provision	4.0
Usage	(1.5)

Balance as of December 31, 2011	5.8
Provision	8.1
Usage	(3.7)

Balance as of December 31, 2012	10.2
Provision	4.4
Usage	(8.6)

Balance as of December 31, 2013	$6.0

Note 8: Long-Term Debt

The Company’s long-term debt consists of the following (dollars in millions):

	December 31, 2013	December 31, 2012
Senior Revolving Credit Facility due 2018, interest payable quarterly at 2.00% and 0% respectively	$120.0	$—
Loan with Japanese bank due 2014 through 2018, interest payable quarterly at 2.00% and 2.06%, respectively (1)	273.7	302.0
2.625% Notes (net of discount of zero and $7.1 million, respectively) (2)	—	125.5
2.625% Notes, Series B (net of discount of $21.7 million and $24.2 million, respectively) (3)	335.2	274.2
1.875% Notes (4)	—	73.4
Loan with Hong Kong bank, interest payable weekly at 1.91% and 1.96%, respectively (6)	40.0	30.0
Loans with Philippine banks due 2014 through 2015, interest payable monthly and quarterly at an average rate of 2.16% and 1.97%, respectively (8)	39.2	45.8
Loan with Chinese bank due 2014, interest payable quarterly at 3.34% and 3.41%, respectively (9)	7.0	7.0
Loan with Japanese bank due 2013, interest payable monthly at 0.00% and 1.58%, respectively (9)	—	0.8
Loan with Singapore bank, interest payable weekly at 1.94% and 1.95%, respectively (6)	15.0	15.0
Loan with British finance company, interest payable monthly at 1.57% and 1.51%, respectively (6)	0.2	3.3
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86% (7)	28.1	29.8
U.S. equipment financing payable monthly through 2016 at 2.94% (5)	9.5	14.0
Canada equipment financing payable monthly through 2017 at 3.81% (5)	5.9	—
Canada revolving line of credit, interest payable quarterly at 1.84% (9)	15.0	—
Capital lease obligations	53.4	91.1

Long-term debt, including current maturities	942.2	1,011.9
Less: Current maturities	(181.6)	(353.6)

Long-term debt	$760.6	$658.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(1)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(2)	The 2.625% Notes were redeemed by the Company on December 20, 2013.
(3)	The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.
(4)	The 1.875% Notes were partially redeemed by the Company on December 20, 2012. The balance as of December 31, 2012 for notes submitted for conversion was subject to a 20 consecutive trading-day observation period and was subsequently settled during January 2013.
(5)	Debt arrangement secured by equipment.
(6)	Debt arrangement secured by accounts receivable.
(7)	Debt arrangement secured by real estate.
(8)	$15.0 million unsecured and $24.2 million secured by equipment and $7.5 million unsecured and $38.3 million secured by equipment, respectively.
(9)	Unsecured debt arrangement.

Annual maturities relating to the Company’s long-term debt as of December 31, 2013 are as follows (in millions):

Annual Maturities
2014	181.6
2015	74.0
2016	424.9
2017	39.0
2018	243.5
Thereafter	0.9

Total	$963.9

For purposes of the table above, the convertible debt is assumed to mature at the first put date.

Redemption, Conversion and Retirement of Debt

2.625% Notes

On December 20, 2013, the Company exercised its option to redeem all of its remaining outstanding 2.625% Notes and paid the gross principal amount of approximately $72.6 million to the holders of the 2.625% Notes to retire the outstanding obligation.

1.875% Notes

On January 28, 2013, the Company settled the conversion obligation on the outstanding 1.875% Notes by delivering approximately $77.5 million in cash to the holders who tendered their 1.875% Notes for conversion. The excess $4.1 million over the $73.4 million in aggregate outstanding principal amount of the 1.875% Notes was attributable to the conversion feature of the 1.875% Notes and was recorded as a reduction to additional paid-in capital during the year ended December 31, 2013. The settlement of the conversion obligation on January 28, 2013 resulted in the retirement of the obligation under the 1.875% Notes.

On December 20, 2012, the Company redeemed approximately $21.6 million of the outstanding aggregate principal amount of the 1.875% Notes at par value plus accrued interest.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Loss on Debt Repurchase or Exchange

As further described below, the Company recognized a net loss of $3.1 million, $7.8 million and $23.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, for the exchange or repurchase of certain of its convertible senior subordinated notes.

2013 Exchange

On March 22, 2013, the Company closed an exchange offer for $60.0 million in principal value (approximately $57.4 million of carrying value) of its 2.625% Notes in exchange for $58.5 million in principal value of its 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes. Subject to certain other terms and conditions, this exchange extended the first put date, which the Company considers to be the earliest maturity date, for the exchanged amount from December 2013 to December 2016. The exchanged amount of the 2.625% Notes, Series B was allocated between the fair value of the liability component and equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

2012 Exchange

On September 4, 2012, the Company exchanged $99.9 million in par value ($92.8 million of carrying value) of its 2.625% Notes for $99.9 million in par value of 2.625% Notes, Series B and $2.0 million in cash. Subject to certain other terms and conditions, this exchange extended the first put date, which the Company considers to be the earliest maturity date, for the exchanged amount from December 2013 to December 2016. The cash payment and the $99.9 million of the 2.625% Notes, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2011 Exchange

During the year ended December 31, 2011, the Company exchanged $198.6 million in par value ($177.2 million of carrying value) of its 2.625% Notes for $198.6 million in par value ($176.4 million of carrying value) of 2.625% Notes, Series B and $15.9 million in cash. Subject to certain other terms and conditions, this exchange extended the earliest debt maturity date, which the Company considers to be the first put date, for the exchanged amount from December 2013 to December 2016. The cash payment and the $198.6 million of 2.625% Notes, Series B were allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

2011 Repurchase

During the year ended December 31, 2011, the Company repurchased $53.0 million in par value ($46.6 million of carrying value) of its 2.625% Notes for $56.2 million in cash. The cash payment was allocated between the fair value of the liability component and the equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

Note Payable to SMBC

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, unsecured loan agreement with SANYO Electric to finance a portion of the purchase price for the Company’s acquisition of SANYO Semiconductor and certain related assets in early 2011. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $273.7 million and $302.0 million as of December 31, 2013 and December 31, 2012, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

On January 31, 2013, the Company amended and restated its seven-year unsecured loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Amended and Restated Senior Revolving Credit Facility

The Company and its wholly-owned subsidiary, SCI LLC, entered into an $800.0 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 (“Credit Agreement”) among the Company and a group of lenders. The new Credit Agreement amends and restates the Company’s prior credit agreement, dated as of December 23, 2011. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. The Company recorded $3.2 million of debt issuance costs associated with the Facility.

The Facility includes $40.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. The Company has the ability to increase the size of the Facility in increments of $10.0 million provided that the aggregate amount of such increases does not exceed $250.0 million.

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

The obligations under the Facility are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are secured by a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2013 and expects to remain in compliance with all covenants over at least the next twelve months.

During the fourth quarter of 2013, the Company drew $120.0 million, for general corporate purposes, available pursuant to the Facility, which remained outstanding as of December 31, 2013, in addition to a letter of credit in the amount of $0.2 million. Included in other assets as of December 31, 2013 were $4.4 million of debt issuance costs associated with the Facility.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Description of 2.625% Notes, Series B

As discussed above, the Company completed the following exchange offers for its 2.625% Notes in exchange for its 2.625% Notes, Series B. Subject to certain other terms and conditions, these exchanges extended the debt maturity for the exchanged amounts from December 2013 to December 2016. The 2.625% Notes, Series B bear interest at the rate of 2.625% per year from the date of issuance. Interest is payable on June 15 and December 15 of each year. The 2.625% Notes, Series B are fully and unconditionally guaranteed on an unsecured senior subordinated basis by certain existing domestic subsidiaries of the Company (dollars in millions):

	For the years ended December 31,
	2013	2012	2011
Exchange date	March 22, 2013	September 4, 2012	December 15, 2011
Principal value of 2.625% Notes	$60.0	$99.9	$198.6
Principal value of 2.625% Notes, Series B	$58.5	$99.9	$198.6
Cash consideration	$—	$2.0	$15.9
Capitalized exchange expenses (1)	$0.1	$0.6	$1.4
Effective interest rate	4.70%	4.40%	5.25%

(1)	Represents exchange expenses capitalized as debt issuance costs that are amortized using the effective interest method through the first put date of December 15, 2016.

The 2.625% Notes, Series B are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders had the option to convert their 2.625% Notes, Series B under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the 2.625% Notes, Series B; or (iii) after June 15, 2016. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. However, the fair value of this feature was determined to be de minimis at the date of issuance and the Company continued to evaluate the significance of this feature on a quarterly basis.

The 2.625% Notes, Series B are to mature on December 15, 2026. Beginning December 20, 2016, the Company could redeem the 2.625% Notes, Series B, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elected to convert its 2.625% Notes, Series B in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder would have been entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the Indenture. Notwithstanding these conversion rate adjustments, these 2.625% Notes, Series B contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the 2.625% Notes, Series B for cash on December 15, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such 2.625% Notes, Series B, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder could have required the Company to purchase all or a portion of such holder’s 2.625% Notes, Series B for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Included in other assets as of December 31, 2013 were $1.3 million of debt issuance costs associated with the 2.625% Notes, Series B, which will be amortized using the effective interest method through 2016. Included in long-term debt as of December 31, 2013 was $21.7 million of unamortized debt discount associated with the 2.625% Notes, Series B, which will be amortized using the effective interest method through 2016.

Canada Revolving Line of Credit

On August 30, 2013, one of the Company’s wholly-owned Canadian subsidiaries and SCI LLC, as guarantor, entered into an unsecured and uncommitted $15.0 million line of credit (the “Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Canadian subsidiary and a U.S. bank. During the year ended December 31, 2013, the Company’s Canadian subsidiary borrowed the full $15.0 million available under the Line of Credit. The borrowing under the Line of Credit bears interest based on an option of 1-month, 2-month, 3-month or 6-month LIBOR plus 1.60% per annum, with interest payable quarterly. The borrowed amount is payable within three business days of demand.

Capital Lease Obligations

The Company has various capital lease obligations primarily for machinery and equipment, which as of December 31, 2013 totaled $53.4 million, with interest rates ranging from 2.0% to 5.2% and maturities from the first quarter of 2014 until the fourth quarter of 2019.

Debt Guarantees

ON Semiconductor was the sole issuer of the 1.875% Notes and the 2.625% Notes and is the sole issuer of the 2.625% Notes, Series B (collectively, the “Convertible Notes”). See Note 20: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the Convertible Notes and the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries (as defined in Note 20: “Guarantor and Non-Guarantor Statements”) for further information.

Note 9: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	For the years ended December 31,
	2013	2012	2011
Net income (loss) attributable to ON Semiconductor Corporation	$150.8	$(90.6)	$11.6

Basic weighted average common shares outstanding	447.9	452.6	446.7
Add: Incremental shares for:
Dilutive effect of share-based awards	2.8	—	7.6
Dilutive effect of convertible notes	—	—	2.9

Diluted weighted average common shares outstanding	450.7	452.6	457.2

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.34	$(0.20)	$0.03

Diluted	$0.33	$(0.20)	$0.03

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards were approximately 12.3 million, 15.7 million and 11.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The dilutive impact related to the Convertible Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share (“ASC 260”). Under the net share settlement calculation, the Company’s Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the Convertible Notes. In periods when the stock price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. See Note 8: “Long-Term Debt” for a discussion of the conversion prices and other features of the Convertible Notes.

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program is as follows (in millions, except per share data):

	For the years ended December 31,
	2013	2012
Number of repurchased shares (1)	13.9	8.8
Aggregate purchase price	$101.3	$55.3
Fees, commissions and other expenses	0.3	0.2
Less: accrued share repurchases (2)	(0.6)	—

Total cash used for share repurchases	$101.0	$55.5

Weighted-average purchase price per share	$7.29	$6.26
Available for future purchases at period end	$143.4	$244.7

(1)	None of these shares had been reissued or retired as of December 31, 2013, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted in the years ended December 31, 2013 and 2012 were $4.5 million and $9.6 million, respectively, for which the Company withheld approximately 0.6 million and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

1.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2013, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance was increased to $32.8 million at December 31, 2013 due to the non-controlling interest’s $3.2 million share of the earnings for the year ended December 31, 2013.

At December 31, 2011, the non-controlling interest balance was $25.3 million. This balance increased to $29.6 million at December 31, 2012 due to the non-controlling interest’s $4.3 million share of the earnings for the year ended December 31, 2012.

Note 10: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the years ended December 31, 2013, 2012 and 2011 was comprised as follows (in millions):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Cost of revenues	$5.3	$3.7	$6.3
Research and development	6.3	4.5	6.9
Selling and marketing	5.7	4.3	6.4
General and administrative	15.0	8.0	13.9
Restructuring	—	—	—

Share-based compensation expense before income taxes	32.3	20.5	33.5

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$32.3	$20.5	$33.5

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At December 31, 2013, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $5.5 million, which is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2013, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $38.4 million. The total intrinsic value of stock options exercised during the year ended December 31, 2013 was $4.3 million. The Company recorded cash received from the exercise of stock options of $12.1 million and cash from the issuance of shares under the ESPP of $8.3 million and no related tax benefits during the year ended December 31, 2013. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Share-Based Compensation Information

The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted-average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 are as follows (annualized percentages):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Volatility	42.8%	46.9%	52.1%
Risk-free interest rate	1.4%	0.8%	1.2%
Expected term	5.2 years	5.0 years	4.8 years
Weighted-average fair value per option	$2.93	$3.01	$3.88

The volatility input is developed using blended volatility. The expected term of options represents the period of time that the options are expected to be outstanding and is computed using the lattice model’s estimated option fair value as an input to the Black-Scholes formula and solving for expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term.

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11%, 11% and 11% in the years ended December 31, 2013, 2012 and 2011, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5%, 4% and 8% in the years ended December 31, 2013, 2012 and 2011, respectively.

Plan Descriptions

On February 17, 2000, the Company adopted the 2000 Stock Incentive Plan (the “2000 SIP”) which provided key employees, directors and consultants with various equity-based incentives as described in the plan document. Prior to February 17, 2010, stockholders had approved amendments to the 2000 SIP which increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. On February 17, 2010, the 2000 SIP expired and the Company ceased granting under the plan. Options granted pursuant to the 2000 SIP that remain outstanding continue to be exercisable or subject to vesting pursuant to the underlying option agreements.

On March 23, 2010, the Company adopted the Amended and Restated SIP, which was subsequently approved by the Company’s shareholders at the annual shareholder meeting on May 18, 2010. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. On May 15, 2012, shareholders approved certain

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the 2000 SIP that have or will become available for grant pursuant to the Amended and Restated SIP.

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

As of December 31, 2013, there was an aggregate of 37.4 million shares of common stock available for grant under the Amended and Restated SIP.

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2013
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	17.2	$7.70
Granted	0.1	7.39
Exercised	(2.1)	5.82
Canceled	(1.2)	8.67

Outstanding at December 31, 2013	14.0	$7.89	3.4	$14.8

Exercisable at December 31, 2013	11.6	$7.99	3.1	$12.4

As of December 31, 2013, the Company had 13.7 million of outstanding stock options, representing stock options that previously vested and those which are expected to vest, with a weighted-average exercise price of $7.91.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2013 and December 31, 2012 represented (0.24)% and 0.07% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2013 and December 31, 2012 represented 0.03% and 0.62% of outstanding shares as of the end of each such fiscal year, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Additional information about stock options outstanding at December 31, 2013 with exercise prices less than or above $8.24 per share, the closing price of the Company’s common stock at December 31, 2013, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $8.24	6.2	$6.23	1.6	$6.75	7.8	$6.33
Above $8.24	5.4	$9.97	0.8	$8.86	6.2	$9.82

Total outstanding	11.6	$7.99	2.4	$7.45	14.0	$7.89

Restricted Stock Units

During 2013, the Company awarded 1.6 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

Compensation expense of $18.2 million was recognized during 2013 for all restricted stock units with time-based service conditions that were granted in 2013 and prior that are expected to vest.

A summary of the restricted stock units transactions for the year ended December 31, 2013 follows (number of shares in millions):

	Year Ended December 31, 2013
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2012	8.9	$8.75
Granted	5.3	7.91
Released	(2.3)	7.83
Canceled	(1.1)	8.87

Nonvested shares of restricted stock units at December 31, 2013	10.8	$8.52

As of December 31, 2013, unrecognized compensation expense, net of estimated forfeitures related to non-vested restricted stock units granted under the 2000 SIP and Amended and Restated SIP with time-based and performance-based conditions, was $34.2 million and $4.2 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is recognized over the period during which the performance criteria is expected to be achieved. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to both performance-based and service-based restricted stock units was $25.0 million for the year ended December 31, 2013.

Stock Grant Awards

During the year ended December 31, 2013, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $8.49 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2013 was approximately $1.4 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2013, employees purchased approximately 1.3 million shares under the ESPP. During the years ended December 31, 2012 and 2011, employees purchased for each such year approximately 1.4 million and 1.2 million shares, respectively, under the ESPP. Through May 2009, shareholders had approved amendments to the ESPP, which have increased the number of shares of the Company’s common stock issuable thereunder to 15.0 million shares. On May 15, 2013, shareholders approved certain amendments to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 3.0 million to a total of 18.0 million. As of December 31, 2013, there were 4.3 million shares available for issuance under the ESPP.

Note 11: Employee Benefit Plans

Defined Benefit Plans

The Company maintains defined benefit plans for employees of certain of its foreign subsidiaries. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. The Company’s expected long-term rate of return on plan assets is updated at least annually, taking into consideration its asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, the Company assumes its long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using highly rated corporate bond yields and government bond yields.

Benefits under all of the Company’s plans are valued utilizing the projected unit credit cost method. The Company’s policy is to fund its defined benefit plans in accordance with local requirements and regulations. The funding is primarily driven by the Company’s current assessment of the economic environment and projected benefit payments of its foreign subsidiaries. The Company’s measurement date for determining its defined benefit obligations for all plans is December 31 of each year.

The Company recognizes actuarial gains and losses in the period the Company’s annual pension plan actuarial valuations are prepared which generally occurs during the fourth quarter of each year, or during any interim period where a revaluation is deemed necessary.

2013 Activity and Effect of Voluntary Retirement Programs

The Q1 2013 Voluntary Retirement Program for certain employees of the System Solutions Group triggered the re-measurement of the related pension assets and liabilities, resulting in an actuarial loss of $13.6 million for the year ended December 31, 2013. Additionally, the Company recorded a curtailment gain of $12.7 million, for the year ended December 31, 2013, in Restructuring, Asset Impairments and Other, net.

The Q4 2013 Voluntary Retirement Program resulted in an actuarial gain of $7.4 million for the year ended December 31, 2013. Additionally, the Company recorded a curtailment gain of $2.9 million, for the year ended December 31, 2013, in Restructuring, Asset Impairments and Other, net.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

See Note 6: “Restructuring, Asset Impairments and Other, net” for additional information.

2012 Activity

During the year ended December 31, 2012, the Company completed the withdrawal from three multi-employer pension plans in which certain of its System Solutions Group subsidiaries participated. As a result of the withdrawal, defined benefit plans established by the Company assumed approximately $214.5 million of pension benefit obligations and received $83.6 million of plan assets. The net unfunded pension obligation of $130.9 million approximated the withdrawal liability previously established by the Company. The Company recognized expense of $10.7 million and $16.4 million during the years ended December 31, 2012 and 2011, respectively, relating to its participation in these plans through their respective withdrawal dates. The activity for these plans prior to their withdrawal dates is not included in the tables below.

During the year-ended December 31, 2012, the Company modified a defined benefit plan which resulted in a freezing of accumulated benefits and the ceased accrual of benefits from future service for all plan participants. Furthermore, the Company initiated a defined contribution plan covering employees impacted by the plan modification and designated $7.5 million on behalf of participants in the defined contribution plan.

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2013	2012	2011
Service cost	$12.2	$7.5	$9.4
Interest cost	6.6	5.3	5.2
Expected return on plan assets	(4.1)	(3.5)	(4.0)
Amortization of prior service cost	—	0.1	2.6
Curtailment (gain) loss	(15.6)	(6.6)	2.0
Actuarial and other loss (gain)	6.2	12.5	(3.1)

Total net periodic pension cost	$5.3	$15.3	$12.1

Weighted average assumptions
Discount rate	2.14%	2.44%	3.50%
Expected return on plan assets	2.18%	3.21%	4.07%
Rate of compensation increase	3.17%	3.05%	4.66%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31,
	2013	2012
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$379.8	$176.4
Benefit obligation assumed upon withdrawal from Systems Solutions Group multi-employer plans	—	214.5
Service cost	12.2	7.5
Interest cost	6.6	5.3
Net actuarial loss	14.3	13.9
Benefits paid by plan assets	(22.3)	(13.3)
Benefits paid by the Company	(32.1)	(11.4)
Curtailment gain	(15.6)	(6.6)
Translation gain and other	(50.6)	(6.5)

Projected benefit obligation at the end of the year	$292.3	$379.8

Accumulated benefit obligation at the end of the year	$254.9	$281.2

Change in plan assets
Fair value of plan assets at the beginning of the year	$178.4	$105.5
Assets assumed due to withdrawal from multi-employer plans	—	83.6
Transfer to defined contribution plan	—	(7.5)
Actual return on plan assets	12.2	5.4
Benefits paid from plan assets	(22.3)	(13.3)
Employer contributions	16.2	6.6
Translation and other loss	(21.1)	(1.9)

Fair value of plan assets at the end of the year	$163.4	$178.4

Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$220.7	$248.8
Aggregate fair value of plan assets	$116.2	$124.8
Amounts recognized in the balance sheet consist of
Non-current assets	$0.6	$0.2
Current liabilities	(10.4)	(7.4)
Non-current liabilities	(119.1)	(194.2)

Funded status	$(128.9)	$(201.4)

Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$—	$0.1

Weighted average assumptions at the end of the year
Discount rate	2.14%	2.44%
Rate of compensation increase	3.17%	3.05%

As of December 31, 2013 and 2012, respectively, the assets of the Company’s foreign plans were invested 18% and 0% in equity securities, 23% and 3% in debt securities, including corporate bonds, 46% and 25% in insurance and investment contracts, 4% and 62% in cash and 9% and 10% in other investments, including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The long term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation, interest rate yield curve and current market conditions.

Plan Assets

The Company’s overall investment strategy is to focus on stable and low credit risk investments aimed at providing a positive rate of return to the plan assets. The Company has an investment mix with a wide diversification of asset types and fund strategies that are aligned with each region and foreign location’s economy and market conditions. Investments in government securities are generally guaranteed by the respective government offering the securities. Investments in corporate bonds, equity securities, and foreign mutual funds are made with the expectation that these investments shall give an adequate rate of long-term returns despite periods of high volatility. Other types of investments include investments in cash deposits, money market funds and insurance contracts. The Company invested certain of these holdings in a broader mix of assets during 2013.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2013 and 2012, was as follows (in millions):

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$7.5	$7.5	$—	$—
Foreign Government/Treasury Securities (1)	8.7	7.8	0.9	—
Corporate Bonds, Debentures (2)	36.8	17.9	18.0	0.9
Equity Securities (3)	29.4	19.9	9.5	—
Mutual Funds	5.8	—	5.8	—
Investment and Insurance Annuity Contracts (4)	75.2	—	27.3	47.9

	$163.4	$53.1	$61.5	$48.8

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$111.4	$111.4	$—	$—
Foreign Government/Treasury Securities (1)	12.6	9.0	3.6	—
Corporate Bonds, Debentures (2)	4.4	0.4	0.7	3.3
Mutual Funds	4.6	—	4.6	—
Investment and Insurance Annuity Contracts (4)	45.4	—	0.7	44.7

	$178.4	$120.8	$9.6	$48.0

(1)	Includes investments primarily in guaranteed return securities.
(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)	Includes investments in equity securities of developed countries and emerging markets.
(4)	Includes certain investments with insurance companies which guarantee a minimum rate of return on the investment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

When available, the Company uses observable market data, including pricing on recent closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2013 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Corporate Bonds, Debentures	Investment and Insurance Contacts	Total
Balance at December 31, 2011	$4.1	$1.0	$5.1
Purchase, sales and settlements	(1.2)	(0.3)	(1.5)
Transfers in and/or out of Level 3	0.4	44.0	44.4

Balance at December 31, 2012	$3.3	$44.7	$48.0

Actual return on plan assets	—	3.5	3.5
Purchase, sales and settlements	(2.4)	(0.3)	(2.7)

Balance at December 31, 2013	$0.9	$47.9	$48.8

The expected benefit payments for the Company’s defined benefit plans by year from 2014 through 2018 and the five years thereafter are as follows (in millions):

2014	$44.4
2015	2.3
2016	2.3
2017	2.6
2018	3.5
5 years thereafter	46.9

Total	$102.0

The total underfunded status was $128.9 million at December 31, 2013. The Company expects to contribute $14.8 million during 2014 to its foreign defined benefit plans in addition to $25.9 million of expected benefit payments.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $8.4 million, $8.3 million and $8.7 million of expense relating to matching contributions in 2013, 2012 and 2011, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $4.1 million, $3.4 million and $2.0 million relating to these plans for the years ended 2013, 2012 and 2011, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 12: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2013 (in millions):

Year Ending December 31,
2014	$18.4
2015	13.9
2016	10.8
2017	8.7
2018	13.6
Thereafter	26.0

Total	$91.4

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2013, 2012, and 2011 was $22.0 million, $24.0 million, and $27.7 million, respectively.

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and Freescale have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization (the “Recapitalization”), Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

As part of the Recapitalization, the Company received various manufacturing facilities, one of which is located in the Czech Republic. In regards to this site, the Company has ongoing remediation projects to respond to releases of hazardous substances that occurred prior to the Recapitalization during the years that this facility was operated by government-owned entities. In each case, the remediation project consists primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and covenant not to sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS have included implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and cleanup at this location. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

The Company’s former manufacturing location in Aizu, Japan is located on property where soil and ground water contamination have been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company has worked with local authorities to implement a remediation plan and expects remaining remediation costs to be covered by insurance. Based on information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of December 31, 2013. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.8 million as of December 31, 2013.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, certain capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $77.1 million as of December 31, 2013. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $273.7 million as of December 31, 2013. See Note 8: “Long-Term Debt” for further information with respect to the Company’s loan with SMBC.

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

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products results, or is alleged to result, in economic damage, bodily injury, or property damage. In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, the Company may agree to provide more favorable rights to such customer for valid defective product claims.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Note 13: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (in millions):

Description	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2012	Quoted Prices in Active Markets (Level 1)
Assets:
Cash and cash equivalents:
Demand and time deposits	$447.5	$447.5	$385.9	$385.9
Money market funds	62.0	62.0	—	—
Treasury securities	—	—	100.7	100.7
Corporate bonds	—	—	0.3	0.3
Other Current Assets:
Foreign currency exchange contracts	$—	$—	$3.2	$3.2

Liabilities:
Foreign currency exchange contracts	$0.1	$0.1	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Short-term investments have an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent to hold these securities until maturity. Short-term investments classified as held-to-maturity as of the years ended December 31, 2013 and 2012, respectively, were as follows (in millions):

	Balance at December 31, 2013			Balance at December 31, 2012
	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value	Carried at Amortized Cost	Unrealized Gain/(Loss)	Fair Value
Short-term investments-held-to-maturity:
Commercial paper	$15.5	$—	$15.5	$25.5	$—	$25.5
Corporate bonds	93.7	—	93.7	119.3	(0.1)	119.2
Government agencies	7.0	—	7.0	—	—	—

	$116.2	$—	$116.2	$144.8	$(0.1)	$144.7

The Company’s financial assets are valued using market prices on active markets (Level 1). The Company’s short-term investments balance of $116.2 million as of December 31, 2013 is classified as held-to-maturity and is carried at amortized cost. There were no unrealized gains or losses on these short-term investments as of December 31, 2013.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2013 and December 31, 2012 are as follows (in millions):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$335.2	$392.6	$473.1	$530.9
Long-term debt	$510.2	$511.4	$403.9	$380.6

The fair value of the Company’s Convertible Notes was estimated based on market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2013 and December 31, 2012.

Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations required management judgment due to the absence of quoted market prices. We determine the fair value of our held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable. See Note 5: “Goodwill and Intangible Assets” for a discussion of certain assets impairments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table shows the fair value of certain of the Company’s non-financial assets included in its Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012 that were remeasured at fair value on a nonrecurring basis (in millions):

	Fair Value
	December 31, 2013	December 31, 2012
Nonrecurring fair value measurements
Property, plant and equipment (Level 3)	$8.7	$134.1
Intangible assets (Level 3)	—	8.2

	$8.7	$142.3

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the years ended December 31, 2013 and December 31, 2012 (in millions):

	Year Ended
	December 31, 2013	December 31, 2012
Nonrecurring fair value measurements
Impairment of property, plant and equipment held for use or disposal (Level 3)	$8.0	$103.0
Goodwill impairment (Level 3)	—	14.1
Intangible asset impairments (level 3)	—	35.4

	$8.0	$152.5

During the fourth quarter of 2012, the Company evaluated the recoverability of the long-lived assets of the System Solutions Group due to the continued declines in revenue and operating performance. The Company revised its long-term projections related to its System Solutions Group, including material additional cost reduction efforts and a lower revenue base than previously assumed. As a result, the Company recorded an impairment charge of $126.0 million which was comprised of a $94.4 million charge to reduce the carrying value of the associated fixed assets and a $31.6 million charge to reduce the carrying value of the associated intangible assets to their respective fair values. Additionally, the Company recognized a goodwill impairment charge of $14.1 million relating to one of its reporting units during the year ended December 31, 2012. See Note 3: “Goodwill and Intangibles Assets” for additional information.

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

The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

At December 31, 2013 and 2012, the Company had net outstanding foreign exchange contracts with a net notional amounts of $101.7 million and $197.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2013 and 2012 (in millions):

	December 31,
	2013 Buy (Sell)	2013 Notional Amount	2012 Buy (Sell)	2012 Notional Amount
Euro	$(30.5)	$30.5	$(17.4)	$17.4
Japanese Yen	(6.7)	6.7	(123.3)	123.3
Malaysian Ringgit	35.8	35.8	32.7	32.7
Philippine Peso	11.7	11.7	4.2	4.2
Other currencies	10.6	17.0	(1.5)	19.7

	$20.9	$101.7	$(105.3)	$197.3

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2013, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying consolidated balance sheet. For the years ended December 31, 2013, 2012 and 2011, realized and unrealized foreign currency transaction gains totaled $5.5 million, $3.5 million and a loss $8.9 million, respectively.

As of December 31, 2013 and December 31, 2012, the Company had balances for contracts not designated as hedging instruments of zero and $2.4 million, respectively, which were classified as other assets. As of December 31, 2013 and December 31, 2012, the Company had $0.1 million and zero liability balances, respectively, for these contracts classified as other liabilities.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of December 31, 2013 was approximately $42.9 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

For the year ended December 31, 2013, the Company recorded a loss of $2.6 million in other comprehensive income associated with the Company’s cash flow hedges. As of December 31, 2013, the Company had a $1.8 million liability balance for contracts designated as cash flow hedging instruments which were classified as other liabilities. For the year ended December 31, 2012, the Company had no liability balances for contracts designated as cash flow hedges. As of December 31, 2013 and 2012, the Company had asset balances for contracts designated as cash flow hedging instruments of zero and $0.8 million, respectively, which were classified as other assets.

Other

At December 31, 2013, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 15: Income Taxes

The Company’s geographic sources of income (loss) before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2013	2012	2011
United States	$(76.8)	$(72.0)	$(143.9)
Foreign	257.7	(0.9)	181.7

	$180.9	$(72.9)	$37.8

The Company’s provision for income taxes is as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$(0.4)	$0.2	$0.5
State and local	0.3	(0.1)	0.3
Foreign	15.9	16.4	25.0

	15.8	16.5	25.8

Deferred:
Federal	13.2	—	—
Foreign	(2.1)	(3.1)	(2.9)

	11.1	(3.1)	(2.9)

	$26.9	$13.4	$22.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.2	0.1	0.7
Foreign withholding taxes	—	(0.3)	0.1
Foreign rate differential	(38.5)	10.4	(588.0)
Dividend income from foreign subsidiaries	10.6	(62.7)	146.1
Goodwill impairment	—	(6.8)	—
Gain on SANYO Semiconductor Transaction	—	—	(22.5)
Change in valuation allowance	8.2	(1.6)	491.5
Tax reserves	(0.9)	(2.3)	0.8
Return to accrual	(0.1)	12.3	—
Other	0.4	(2.5)	(3.1)

	14.9%	(18.4)%	60.6%

Included in the Company’s results for the fourth quarter of the year ended December 31, 2013, is the impact of a prior period error of approximately $10.7 million related to the Company’s conclusion that certain deferred tax liabilities may not be netted against deferred tax assets prior to determining the required valuation allowance. The error was first corrected by separating the indefinite deferred tax liability from net deferred tax assets by recording a $10.7 million increase in long-term deferred tax assets and a corresponding increase in long-term deferred tax liabilities (included within Other Long-Term Liabilities) on the Company’s Consolidated Balance Sheet as of December 31, 2013. The increase in deferred tax assets caused an increase in the valuation allowance of $10.7 million and a corresponding increase in the provision for income taxes on the Company’s Consolidated Statement of Operations and Comprehensive Income for the year then ended. The Company believes that this error is not material to the consolidated financial statements of any prior interim or annual periods and that the correction of the error is not material to the Company’s 2013 consolidated financial statements.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2013 and December 31, 2012, are as follows (in millions):

	Year ended December 31,
	2013	2012
Net operating loss and tax credit carryforwards	$1,023.9	$952.0
Tax-deductible goodwill and amortizable intangibles	(7.7)	18.2
Reserves and accruals	82.5	98.8
Property, plant and equipment	81.4	147.2
Inventories	28.1	83.8
Other	105.2	116.0

Deferred tax assets and liabilities before valuation allowance	1,313.4	1,416.0

Valuation allowance	(1,327.2)	(1,420.1)

Net deferred tax asset (liability)	$(13.8)	$(4.1)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2013, the Company’s deferred tax assets do not include $194.0 million of excess tax deductions from employee stock option exercises that are part of net operating loss carryforwards, which, if realized, will be accounted for as an addition to equity.

As of December 31, 2013, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $1,043.7 million, $1,110.5 million, and $1,718.9 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2014 through 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOLs to approximately $93.1 million per year.

The 2013 provision of $26.9 million included $22.2 million for income and withholding taxes of certain of the Company’s foreign operations, $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions and $13.2 million of deferred federal income taxes associated with tax deductable goodwill. This is partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2013.

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

The 2011 provision of $22.9 million included $19.4 million for income and withholding taxes of certain of the Company’s foreign operations, $3.2 million of additional valuation allowance against certain deferred tax assets and $2.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This was partially offset by the reversal of $2.6 million for reserves and interest for potential liabilities in foreign taxing jurisdiction, which were effectively settled, or for which the statute lapsed during 2011.

Income taxes have not been provided on approximately $1,378.5 million of the undistributed earnings of our foreign subsidiaries over which the Company has sufficient influence to control the distribution at December 31, 2013. The Company has determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if the Company sells its investment in certain subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional foreign withholding taxes of approximately $10.3 million, U.S. federal income taxes of approximately $31.9 million and state income taxes of approximately $3.0 million, each after net operating loss carryforwards and foreign tax credits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

The Company maintains liabilities for uncertain tax positions. These liabilities involve considerable judgment and estimation and are continuously monitored by management based on the best information available, including changes in tax regulations, the outcome of relevant court cases, and other information. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The activity for unrecognized gross tax benefits for 2013, 2012, and 2011 (in millions) is as follows:

	2013	2012	2011
Balance at beginning of year	$34.8	$18.6	$13.4
Reserves acquired	—	—	1.3
Additions based on tax positions related to the current year	0.7	18.4	5.5
Additions for tax positions of prior years	—	—	0.8
Reductions for tax positions of prior years	(10.9)	(0.8)	(1.4)
Lapse of statute	(3.7)	(1.2)	(1.0)
Settlements	—	(0.2)	—

Balance at end of year	$20.9	$34.8	$18.6

Included in the December 31, 2013 balance of $20.9 million is $13.7 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Of the total $20.9 million balance of unrecognized tax benefit at December 31, 2013, $1.7 million is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following December 31, 2013, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $0.5 million of expenses during the year ended December 31, 2013, and recognized approximately $0.2 million of expenses, and $0.1 million in benefits during the years ended December 31, 2012 and 2011, respectively. The Company had approximately $3.6 million, $3.0 million, and $2.9 million of accrued interest and penalties at December 31, 2013, 2012, and 2011, respectively.

Note 16: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the year ended December 31, 2013 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(42.2)	$(0.1)	$0.8	$0.4	$(41.1)

Other comprehensive income (loss) prior to reclassifications	17.2	0.1	(0.1)	—	17.2
Amounts reclassified from accumulated other comprehensive loss	(21.0)	—	(2.5)	—	(23.5)

Net current period other comprehensive loss	(3.8)	0.1	(2.6)	—	(6.3)

Balance as of December 31, 2013	$(46.0)	$—	$(1.8)	$0.4	$(47.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Included in accumulated other comprehensive loss as of December 31, 2012 is approximately $21.0 million relating to cumulative foreign currency translation gains associated with the Company’s subsidiary that owned its former Aizu facility, which utilized the Japanese Yen as its functional currency. As further described in Note 6: “Restructuring, Asset Impairments and Other, net,” the Company closed its Aizu facility during the first quarter of 2013. The liquidation of the Company’s subsidiary that owned its Aizu facility was substantially completed during the first quarter of 2013; therefore, the Company reclassified the associated cumulative foreign currency translation adjustments in its Consolidated Statements of Operations and Comprehensive Income.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the year ended December 31, 2013 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item Where Net Income is Presented
Foreign currency translation adjustments	$(21.0)	Restructuring, asset impairments and other, net
Effects of cash flow hedges	(2.5)	Other income and expense

Total reclassifications	$(23.5)

Note 17: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2013, 2012 and 2011 are as follows (in millions):

	Year ended December 31,
	2013	2012	2011
Non-cash financing activities:
Capital expenditures in accounts payable	$55.8	$54.4	$58.8
Equipment acquired or refinanced through capital leases	3.8	31.0	24.9
Cash (received) paid for:
Interest income	$(1.3)	$(1.5)	$(1.1)
Interest expense	24.8	30.4	31.8
Income taxes	12.9	17.6	20.4

Supplemental Disclosure of Insurance Recoveries

Business Interruption

During the year ended December 31, 2013, the Company recognized income of approximately $13.5 million pursuant to a business interruption insurance claim associated with damages caused by the 2011 Thailand flood. The Company has recorded these proceeds as a reduction to cost of revenues in its Consolidated Statements of Operations and Comprehensive Income.

During the year ended December 31, 2012, the Company recognized income from business interruption insurance proceeds of approximately $16.4 million associated with the 2011 Japan earthquake. The Company has recorded these proceeds as a reduction to cost of revenues in its Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Other Insurance Recoveries

During the years ended December 31, 2012 and December 31, 2011, the Company received proceeds from insurance recoveries on property, plant and equipment of approximately $11.5 million and $13.3 million, respectively, associated with the 2011 Thailand flood and 2011 Japan earthquake. The Company has recorded these proceeds as a reduction to cost of revenues in its Consolidated Statements of Operations and Comprehensive Income. During the year ended December 31, 2011, the Company recognized income from insurance proceeds of approximately $23.9 million which were not related to insurance recoveries on property, plant and equipment.

Note 18: Segment Information

As of December 31, 2013, the Company was organized into three operating segments, which also represent its three reporting segments: Application Products Group, Standard Products Group and System Solutions Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Application Products Group	Standard Products Group	System Solutions Group
Automotive ASSPs	Bipolar Power	Power MOSFETs
Analog Automotive	Thyristor	IGBTs
Automotive Power Switching	Small Signal	Power and Signal Discretes
Automotive Mixed-Signal solutions	Zener	Intelligent Power Modules
Medical ASICs & ASSPs	Protection	Motor Driver ICs
Linear Light Sensors	Rectifier	Display Drivers
CMOS Image Sensors	Filters	ASICs
Mixed Signal ASICs	MOSFETs	Microcontrollers
Industrial ASSPs	Signal & Interface	Flash Memory
High Frequency / Timing	Standard Logic	Touch Sensor
IPDs	LDO’s & VREGs	Power Supply IC
Foundry and Manufacturing Services	EE Memory and Programmable Analog	Audio DSP
Hearing Components	IGBTs	Audio Tuners
DC-DC Conversion		Image Stabilizer ICs
Analog Switches		Auto Focus ICs
AC-DC Conversion
Low Voltage Power Management
Power Switching
RF Antenna Tuning Solutions

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Revenues, gross profit and operating income for the Company’s reportable segments for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For year ended December 31, 2013:
Revenues from external customers	$1,036.3	$1,121.2	$625.2	$2,782.7
Segment gross profit	455.6	390.7	103.4	949.7
Segment operating income (loss)	110.6	228.2	(66.3)	272.5
For year ended December 31, 2012:
Revenues from external customers	$1,019.2	$1,104.7	$771.0	$2,894.9
Segment gross profit	459.2	400.9	143.1	1,003.2
Segment operating income (loss)	111.2	240.0	(91.8)	259.4
For year ended December 31, 2011:
Revenues from external customers	$1,145.5	$1,236.5	$1,060.3	$3,442.3
Segment gross profit	549.0	435.7	79.1	1,063.8
Segment operating income (loss)	190.8	254.6	(159.4)	286.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Gross profit for reportable segments	$949.7	$1,003.2	$1,063.8
Unallocated amounts:
Other unallocated manufacturing costs	(11.3)	(51.3)	(55.0)

Gross profit	$938.4	$951.9	$1,008.8

Operating income for reportable segments	$272.5	$259.4	$286.0
Unallocated amounts:
Restructuring and other charges	(33.2)	(165.3)	(102.7)
Goodwill and intangible impairment	—	(49.5)	—
Other unallocated manufacturing costs	(11.3)	(51.3)	(55.0)
Other unallocated operating expenses	(9.8)	(9.6)	(14.9)

Operating income (loss)	$218.2	$(16.3)	$113.4

The Company’s consolidated assets are not specifically ascribed to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s reporting segments. See Note 7: “Balance Sheet Information” for additional information.

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

Revenues by geographic location including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
United States	$415.4	$452.0	$524.0
United Kingdom	400.2	388.3	424.7
China	862.4	874.2	1,053.8
Japan	290.2	401.2	494.8
Singapore	700.6	627.7	683.3
Other	113.9	151.5	261.7

	$2,782.7	$2,894.9	$3,442.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2013	December 31, 2012	December 31, 2011
United States	$255.3	$274.7	$257.5
Czech Republic	111.1	118.0	91.6
Malaysia	213.9	185.0	164.5
Philippines	173.8	188.8	204.0
Japan	61.3	78.9	130.2
Other	258.8	257.9	261.7

	$1,074.2	$1,103.3	$1,109.5

For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

Note 19: Supplementary Financial Information—Selected Quarterly Financial Data (Unaudited)

Consolidated quarterly financial information for 2013 and 2012 follows (in millions, except per share data):

	Quarter ended 2013
	March 29	June 28	September 27	December 31
Revenues	$661.0	$688.3	$715.4	$718.0
Gross Profit	204.5	231.8	249.2	252.9
Net income attributable to ON Semiconductor Corporation (1)	22.6	47.7	51.8	28.7
Diluted net income per common share attributable to ON Semiconductor Corporation	0.05	0.11	0.11	0.06

	Quarter ended 2012
	March 30	June 29	September 28	December 31
Revenues	$744.4	$744.8	$725.5	$680.2
Gross Profit	245.2	258.3	238.0	210.4
Net income (loss) attributable to ON Semiconductor Corporation	28.2	6.9	12.5	(138.2)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.06	0.02	0.03	(0.31)

(1)	Net income (loss) attributable to ON Semiconductor Corporation for the quarters ended December 31, 2013 and December 31, 2012 includes Restructuring, Asset Impairment and Other, net charges of $22.1 million and $108.0 million respectively. See Note 6: “Restructuring, Asset Impairments and Other, net” and Note 13: “Fair Value Measurements” for additional information.

Note 20: Guarantor and Non-Guarantor Statements

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Condensed consolidating financial information for the issuer of the Convertible Notes, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$267.9	$—	$241.6	$—	$509.5
Short-term investments	—	116.2	—	—	—	116.2
Receivables, net	—	49.8	—	333.6	—	383.4
Inventories	—	46.7	—	562.1	3.0	611.8
Short-term intercompany receivables	—	—	4.1	7.6	(11.7)	—
Other current assets	—	17.8	—	71.5	—	89.3

Total current assets	—	498.4	4.1	1,216.4	(8.7)	1,710.2
Property, plant and equipment, net	—	252.3	3.1	820.6	(1.8)	1,074.2
Goodwill	—	111.5	37.3	35.8	—	184.6
Intangible assets, net	—	113.0	—	132.2	(21.8)	223.4
Long-term intercompany receivables	—	—	—	3.3	(3.3)	—
Other assets	1,790.2	1,600.6	136.1	837.3	(4,299.6)	64.6

Total assets	$1,790.2	$2,575.8	$180.6	$3,045.6	$(4,335.2)	$3,257.0

Accounts payable	$—	$39.1	$0.5	$237.2	$—	$276.8
Accrued expenses	1.0	50.8	0.2	168.3	—	220.3
Deferred income on sales to distributors	—	32.3	—	108.2	—	140.5
Current portion of long-term debt	—	79.3	—	102.3	—	181.6
Short-term intercompany payables	—	11.7	—	—	(11.7)	—

Total current liabilities	1.0	213.2	0.7	616.0	(11.7)	819.2
Long-term debt	335.2	396.1	—	29.3	—	760.6
Other long-term liabilities	—	42.2	0.1	148.1	—	190.4
Long-term intercompany payables	—	3.3	—	—	(3.3)	—

Total liabilities	336.2	654.8	0.8	793.4	(15.0)	1,770.2
Common stock	5.2	0.3	50.9	201.6	(252.8)	5.2
Additional paid-in capital	3,210.8	2,335.1	259.8	1,402.6	(3,997.5)	3,210.8
Accumulated other comprehensive loss	(47.4)	(49.2)	—	(38.6)	87.8	(47.4)
Accumulated deficit	(1,142.1)	(365.2)	(130.9)	686.6	(190.5)	(1,142.1)
Less: treasury stock, at cost	(572.5)	—	—	—	—	(572.5)

Total ON Semiconductor Corporation stockholders’ equity	1,454.0	1,921.0	179.8	2,252.2	(4,353.0)	1,454.0
Non-controlling interest in consolidated subsidiary	—	—	—	—	32.8	32.8

Total equity	1,454.0	1,921.0	179.8	2,252.2	(4,320.2)	1,486.8

Total liabilities and equity	$1,790.2	$2,575.8	$180.6	$3,045.6	$(4,335.2)	$3,257.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$212.1	$—	$274.8	$—	$486.9
Short-term investments	—	144.8	—	—	—	144.8
Receivables, net	—	45.4	—	312.4	—	357.8
Inventories	—	34.5	—	578.4	(31.2)	581.7
Short-term intercompany receivables	—	—	3.3	17.2	(20.5)	—
Other current assets	—	12.9	—	109.3	—	122.2

Total current assets	—	449.7	3.3	1,292.1	(51.7)	1,693.4
Property, plant and equipment, net	—	272.0	2.8	830.9	(2.4)	1,103.3
Goodwill	—	111.7	37.2	35.7	—	184.6
Intangible assets, net	—	128.2	—	154.7	(25.9)	257.0
Long-term intercompany receivables	—	166.3	—	—	(166.3)	—
Other assets	1,834.6	1,431.5	129.5	846.2	(4,151.7)	90.1

Total assets	$1,834.6	$2,559.4	$172.8	$3,159.6	$(4,398.0)	$3,328.4

Accounts payable	$—	$24.1	$—	$255.4	$—	$279.5
Accrued expenses	0.5	53.0	0.9	177.8	24.5	256.7
Deferred income on sales to distributors	—	34.2	—	100.3	—	134.5
Current portion of long-term debt	198.9	80.2	0.1	74.4	—	353.6
Short-term intercompany payables	—	20.4	—	0.1	(20.5)	—

Total current liabilities	199.4	211.9	1.0	608.0	4.0	1,024.3
Long-term debt	274.1	344.1	—	40.1	—	658.3
Other long-term liabilities	—	29.9	0.3	224.9	—	255.1
Long-term intercompany payables	—	—	—	166.3	(166.3)	—

Total liabilities	473.5	585.9	1.3	1,039.3	(162.3)	1,937.7
Common stock	5.1	0.3	50.9	201.6	(252.8)	5.1
Additional paid-in capital	3,156.4	2,549.3	259.2	1,402.9	(4,211.4)	3,156.4
Accumulated other comprehensive loss	(41.1)	(41.0)	—	(34.6)	75.6	(41.1)
Accumulated deficit	(1,292.9)	(535.1)	(138.6)	550.4	123.3	(1,292.9)
Less: treasury stock, at cost	(466.4)	—	—	—	—	(466.4)

Total ON Semiconductor Corporation stockholders’ equity	1,361.1	1,973.5	171.5	2,120.3	(4,265.3)	1,361.1
Non-controlling interest in consolidated subsidiary	—	—	—	—	29.6	29.6

Total equity	1,361.1	1,973.5	171.5	2,120.3	(4,235.7)	1,390.7

Total liabilities and equity	$1,834.6	$2,559.4	$172.8	$3,159.6	$(4,398.0)	$3,328.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$684.2	$13.8	$4,142.3	$(2,057.6)	$2,782.7
Cost of revenues	—	516.4	0.6	3,419.1	(2,091.8)	1,844.3

Gross profit	—	167.8	13.2	723.2	34.2	938.4
Operating expenses:
Research and development	—	77.2	10.9	246.1	—	334.2
Selling and marketing	—	71.4	0.7	99.1	—	171.2
General and administrative	—	32.6	0.8	115.1	—	148.5
Amortization of acquisition-related intangible assets	—	15.2	—	22.1	(4.2)	33.1
Restructuring, asset impairments and other, net	—	1.2	—	32.0	—	33.2

Total operating expenses	—	197.6	12.4	514.4	(4.2)	720.2

Operating income (loss)	—	(29.8)	0.8	208.8	38.4	218.2

Other income (expenses), net:
Interest expense	(23.0)	(10.5)	—	(5.1)	—	(38.6)
Interest income	—	0.4	—	0.9	—	1.3
Other	—	(11.5)	—	14.6	—	3.1
Loss on debt repurchase or exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	176.9	232.6	7.4	—	(416.9)	—

Other income (expenses), net	150.8	211.0	7.4	10.4	(416.9)	(37.3)

Income before income taxes	150.8	181.2	8.2	219.2	(378.5)	180.9
Income tax provision	—	(11.4)	—	(15.5)	—	(26.9)

Net income	150.8	169.8	8.2	203.7	(378.5)	154.0
Net income attributable to non-controlling interest	—	—	—	—	(3.2)	(3.2)

Net income attributable to ON Semiconductor Corporation	$150.8	$169.8	$8.2	$203.7	$(381.7)	$150.8

Comprehensive income attributed to ON Semiconductor Corporation	$144.5	$161.4	$8.2	$200.1	$(369.7)	$144.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$732.2	$12.9	$3,760.9	$(1,611.1)	$2,894.9
Cost of revenues	—	468.1	0.6	3,052.3	(1,578.0)	1,943.0

Gross profit	—	264.1	12.3	708.6	(33.1)	951.9
Operating expenses:
Research and development	—	180.3	10.3	176.9	—	367.5
Selling and marketing	—	68.2	0.8	111.9	—	180.9
General and administrative	—	5.0	0.6	155.0	—	160.6
Amortization of acquisition related intangible assets	—	18.1	—	30.5	(4.2)	44.4
Restructuring, asset impairments and other, net	—	3.3	0.1	161.9	—	165.3
Goodwill and intangible asset impairment	—	20.1	—	29.4	—	49.5

Total operating expenses	—	295.0	11.8	665.6	(4.2)	968.2

Operating income (loss)	—	(30.9)	0.5	43.0	(28.9)	(16.3)

Other income (expenses), net:
Interest expense	(38.0)	(9.0)	—	(9.1)	—	(56.1)
Interest income	—	0.8	—	0.7	—	1.5
Other	—	11.7	—	(5.9)	—	5.8
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	(44.8)	(25.6)	10.0	—	60.4	—

Other income (expenses), net	(90.6)	(22.1)	10.0	(14.3)	60.4	(56.6)

Income (loss) before income taxes	(90.6)	(53.0)	10.5	28.7	31.5	(72.9)
Income tax provision	—	(1.8)	—	(11.6)	—	(13.4)

Net income (loss)	(90.6)	(54.8)	10.5	17.1	31.5	(86.3)
Net income attributable to non-controlling interest	—	—	—	—	(4.3)	(4.3)

Net income (loss) attributable to ON Semiconductor Corporation	$(90.6)	$(54.8)	$10.5	$17.1	$27.2	$(90.6)

Comprehensive income (loss) attributed to ON Semiconductor Corporation	$(85.0)	$(49.2)	$10.5	$21.4	$17.3	$(85.0)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$788.9	$13.9	$3,985.7	$(1,346.2)	$3,442.3
Cost of revenues	—	531.5	0.8	3,236.4	(1,335.2)	2,433.5

Gross profit	—	257.4	13.1	749.3	(11.0)	1,008.8

Operating Expenses:
Research and development	—	167.6	10.7	184.2	—	362.5
Selling and marketing	—	70.4	1.0	123.7	—	195.1
General and administrative	—	84.0	0.7	107.7	—	192.4
Amortization of acquisition related intangible assets	—	18.0	—	28.8	(4.1)	42.7
Restructuring, asset impairments and other, net	—	3.4	—	99.3	—	102.7

Total operating expenses	—	343.4	12.4	543.7	(4.1)	895.4

Operating income (loss)	—	(86.0)	0.7	205.6	(6.9)	113.4

Other income (expenses), net:
Interest expense	(50.8)	(8.5)	—	(9.6)	—	(68.9)
Interest income	—	0.4	—	0.7	—	1.1
Other	—	(3.1)	—	(5.8)	—	(8.9)
Loss on debt repurchase or exchange	(23.2)	—	—	—	—	(23.2)
Gain on System Solutions Semiconductor acquisition	(0.1)	24.4	—	—	—	24.3
Equity in earnings	85.7	151.6	7.7	—	(245.0)	—

Other income (expenses), net	11.6	164.8	7.7	(14.7)	(245.0)	(75.6)

Income before income taxes	11.6	78.8	8.4	190.9	(251.9)	37.8
Income tax benefit (provision)	—	1.5	—	(24.4)	—	(22.9)

Net income	11.6	80.3	8.4	166.5	(251.9)	14.9
Net income attributable to non-controlling interest	—	—	—	—	(3.3)	(3.3)

Net income attributable to ON Semiconductor Corporation	$11.6	$80.3	$8.4	$166.5	$(255.2)	$11.6

Comprehensive income attributable to ON Semiconductor Corporation	$24.0	$92.6	$8.4	$178.9	$(279.9)	$24.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$63.9	$0.2	$274.5	$(11.3)	$327.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(32.4)	(0.2)	(122.6)	—	(155.2)
Proceeds from sales of property, plant and equipment	—	0.1	—	9.6	—	9.7
Deposits made for purchases of property, plant and equipment	—	—	—	(1.3)	—	(1.3)
Proceeds from held-to maturity securities	—	224.3	—	—	—	224.3
Purchase of held-to-maturity securities	—	(195.7)	—	—	—	(195.7)
Contribution from subsidiaries	235.2	—	—	—	(235.2)	—

Net cash provided by (used in) investing activities	235.2	(3.7)	(0.2)	(114.3)	(235.2)	(118.2)

Cash flows from financing activities:
Intercompany loans	—	(812.0)	—	812.0	—	—
Intercompany loan repayments to guarantor	—	981.7	—	(981.7)	—	—
Payments to parent	—	(246.5)	—	—	246.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	—	—	—	—	8.3
Proceeds from exercise of stock options	12.1	—	—	—	—	12.1
Payments of tax withholding for restricted shares	(4.5)	—	—	—	—	(4.5)
Repurchase of common stock	(101.0)	—	—	—	—	(101.0)
Proceeds from debt issuance	—	120.0	—	53.7	—	173.7
Payment of capital leases obligations	—	(38.2)	—	(3.5)	—	(41.7)
Repayment of long-term debt	(150.1)	(6.2)	—	(61.4)	—	(217.7)
Payments made in connection with debt refinancing	—	(3.2)	—	—	—	(3.2)

Net cash used in financing activities	(235.2)	(4.4)	—	(180.9)	246.5	(174.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12.5)	—	(12.5)

Net increase (decrease) in cash and cash equivalents	—	55.8	—	(33.2)	—	22.6
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$267.9	$—	$241.6	$—	$509.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$45.5	$0.9	$242.7	$(13.1)	$276.0

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(55.0)	(0.7)	(200.6)	—	(256.3)
Proceeds from sale of property, plant and equipment	—	0.1	—	6.1	—	6.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.4	—	1.4
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Proceeds from held-to-maturity securities	—	377.6	—	—	—	377.6
Purchase of held-to-maturity securities	—	(273.8)	—	—	—	(273.8)
Contribution from subsidiaries	167.8	(7.9)	—	—	(159.9)	—

Net cash provided by (used in) investing activities	167.8	41.0	(0.7)	(181.6)	(159.9)	(133.4)

Cash flows from financing activities:
Intercompany loans	—	(524.0)	—	524.0	—	—
Intercompany loan repayments	—	562.0	—	(562.0)	—	—
Payments to parent	—	(180.9)	—	7.9	173.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	—	—	—	—	8.3
Proceeds from exercise of stock options	9.4	—	—	—	—	9.4
Payments of tax withholding for restricted shares	(9.6)	—	—	—	—	(9.6)
Repurchase of common stock	(55.5)	—	—	—	—	(55.5)
Proceeds from debt issuance	—	6.5	—	17.1	—	23.6
Payment of capital lease obligation	—	(37.4)	—	(3.4)	—	(40.8)
Repayment of long-term debt	(117.8)	(5.1)	—	(109.6)	—	(232.5)
Payments made in connection with debt refinancing	(2.6)	—	—	—	—	(2.6)

Net cash used in financing activities	(167.8)	(178.9)	—	(126.0)	173.0	(299.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.9)	—	(8.9)

Net increase (decrease) in cash and cash equivalents	—	(92.4)	0.2	(73.8)	—	(166.0)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$212.1	$—	$274.8	$—	$486.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$0.4	$—	$558.9	$(13.8)	$545.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(69.0)	(0.2)	(247.2)	—	(316.4)
Proceeds from sales of property, plant and equipment	—	0.1	—	3.2	—	3.3
Deposits utilized for purchases of property, plant and equipment	—	—	—	0.5	—	0.5
Recovery from insurance on property, plant and equipment	—	—	—	13.3	—	13.3
Purchase of businesses, net of cash acquired	—	24.3	—	(42.2)	—	(17.9)
Proceeds from held-to maturity securities	—	122.2	—	—	—	122.2
Purchase of held-to-maturity securities	—	(370.8)	—	—	—	(370.8)
Change in restricted cash	—	142.1	—	—	—	142.1
Contribution from subsidiaries	23.9	234.5	—	—	(258.4)	—

Net cash provided by (used in) investing activities	23.9	83.4	(0.2)	(272.4)	(258.4)	(423.7)

Cash flows from financing activities:
Intercompany loan activity	—	(289.3)	—	289.3	—	—
Intercompany loan repayments to guarantor	—	182.2	—	(182.2)	—	—
Payments to parent	—	(37.7)	—	(234.5)	272.2	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.1	—	—	—	—	8.1
Proceeds from exercise of stock options	59.4	—	—	—	—	59.4
Payments of tax withholding for restricted shares	(19.3)	—	—	—	—	(19.3)
Proceeds from debt issuance	—	12.2	—	56.8	—	69.0
Payment of capital leases obligations	—	(36.4)	—	(2.6)	—	(39.0)
Repayment of long-term debt	(56.2)	(2.6)	—	(100.7)	—	(159.5)
Payments made in connection with debt refinancing	(15.9)	—	—	—	—	(15.9)

Net cash used in financing activities	(23.9)	(171.6)	—	(173.9)	272.2	(97.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	5.0	—	5.0

Net increase (decrease) in cash and cash equivalents	—	(87.8)	(0.2)	117.6	—	29.6
Cash and cash equivalents, beginning of period	—	392.3	—	231.0	—	623.3

Cash and cash equivalents, end of period	$—	$304.5	$(0.2)	$348.6	$—	$652.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2011	$7.3	$(0.2)	$—		$—		$7.1
Year ended December 31, 2012	7.1	(1.9)	—		(2.5)		2.7
Year ended December 31, 2013	2.7	—	—		(1.7)		1.0
Allowance for deferred tax assets
Year ended December 31, 2011	$560.8	$170.1	$895.2	(1)	$—		$1,626.1
Year ended December 31, 2012	1,626.1	(4.0)	(92.2	)(2)	(109.8	)(3)	1,420.1
Year ended December 31, 2013	1,420.1	74.9	(161.8	)(2)	(6.0)		1,327.2

(1)	Represents a charge of $895.2 million to goodwill for deferred tax assets acquired from SANYO Semiconductor on January 1, 2011.
(2)	Represents the effects of cumulative translation adjustments.
(3)	Represents decreases to deferred tax assets, which have a full valuation allowance arising from the SANYO Semiconductor Transaction. Additional information related to these deferred tax assets became available in 2012.

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3	Asset Purchase Agreement between LSI Logic Corporation and Semiconductor Components Industries, LLC, dated as of April 5, 2006 (incorporated by reference from Exhibit 2.1 to the Company’s First Quarter 2006 Form 10-Q filed with the Commission on April 27, 2006)††

2.4	Agreement and Plan of Merger and Reorganization, dated as of December 13, 2007, between ON Semiconductor Corporation (“Company” for purposes of this Exhibit Index), Orange Acquisition Corporation, Inc., and AMIS Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 13, 2007)†

2.5(a)	Purchase and Sale Agreement, dated as of November 8, 2007, among Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd., Analog Devices, Inc. and Analog Devices B.V. (incorporated by reference from Exhibit 2.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 12, 2008)†

2.5(b)	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.6	First Amendment to Purchase and Sale Agreement among Analog Devices, Inc. and Analog Devices B.V. and Semiconductor Components Industries, LLC, ON Semiconductor Trading, Ltd. and ON Semiconductor Ireland Research and Design Limited dated May 21, 2008 (incorporated by reference from Exhibit 2.1 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)†

2.7	Agreement and Plan of Merger and Reorganization, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, and California Micro Devices Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)†

2.8	Form of Tender and Voting Agreement, dated December 14, 2009, among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and each of the following executive officers, directors and stockholders of California Micro Devices Corporation: Robert V. Dickinson, Kevin Berry, Kyle Baker, Daniel Hauck, Jurgen Lutz, Manuel Mere, Dr. Ed Ross, Jon S. Castor, John Fichthorn, J. Michael Gullard, Kenneth Potashner and David Wittrock (incorporated by reference from Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

Exhibit No.	Exhibit Description

2.9	Form of Tender and Voting Agreement, dated December 14, 2009, by and among ON Semiconductor Corporation, Pac-10 Acquisition Corporation, California Micro Devices Corporation and Dialectic Capital Management, LLC (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2009)

2.10(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Third Quarter 2010 Form 10-Q filed with the Commission on November 4, 2010)†

2.10(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.3	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation the Lenders party hereto and Sumitomo Mitsui Banking Corporation (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)

Exhibit No.	Exhibit Description

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2006 Form 10-Q filed with the Commission on July 28, 2006)

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)

10.6(c)	Amended and Restated Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation as Co-Syndication Agents, dated as of October 10, 2013 (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)

10.7(a)	Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Second Quarter 2004 Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2012 Form 10-Q filed with the Commission on August 3, 2012)(2)

Exhibit No.	Exhibit Description

10.7(e)	2000 Stock Incentive Plan-non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(i)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(j)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Second Quarter 2010 Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s First Quarter 2011 Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2012 Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2013 Form 10-Q filed with the Commission on May 3, 2013)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2013 Form 10-Q filed with the Commission on August 2, 2013)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

Exhibit No.	Exhibit Description

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Second Quarter 2002 Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Second Quarter 2005 Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Separation Agreement and General Release of All Claims by and between Donald A. Colvin and Semiconductor Component Industries, LLC executed on October 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2012)(2)

10.13(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

Exhibit No.	Exhibit Description

10.13(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Second Quarter 2008 Form 10-Q filed with the Commission on August 6, 2008)(2)

10.13(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s First Quarter 2010 Form 10- Q filed with the Commission on May 5, 2010)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s First Quarter 2009 Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.16	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008(1)(2)

10.17(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 12, 2003)(2)

10.17(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.17(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Third Quarter Form 10-Q filed with the Commission on November 9, 2006)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of January 25, 2012 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2012)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit No.	Exhibit Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

