Form 10-Q
period 2014-03-28
ON SEMICONDUCTOR CORP
filed 2014-05-02
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 25, 2014:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	440,989,458

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
IP	Intellectual property
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LSI	Large Scale Integration
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	March 28, 2014	December 31, 2013
Assets
Cash and cash equivalents	$562.0	$509.5
Short-term investments	55.0	116.2
Receivables, net	417.1	383.4
Inventories	613.9	611.8
Other current assets	89.3	89.3

Total current assets	1,737.3	1,710.2
Property, plant and equipment, net	1,081.4	1,074.2
Goodwill	184.6	184.6
Intangible assets, net	215.3	223.4
Other assets	68.1	64.6

Total assets	$3,286.7	$3,257.0

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$276.7	$276.8
Accrued expenses	222.1	220.3
Deferred income on sales to distributors	151.7	140.5
Current portion of long-term debt (see Note 6)	173.7	181.6

Total current liabilities	824.2	819.2
Long-term debt (see Note 6)	746.5	760.6
Other long-term liabilities	176.1	190.4

Total liabilities	1,746.8	1,770.2

Commitments and contingencies (See Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 518,975,425 and 515,888,942 shares issued, 440,647,392 and 440,250,288 shares outstanding, respectively)	5.2	5.2
Additional paid-in capital	3,228.9	3,210.8
Accumulated other comprehensive loss	(46.4)	(47.4)
Accumulated deficit	(1,083.7)	(1,142.1)
Less: treasury stock, at cost; 78,328,033 and 75,638,654 shares, respectively	(597.1)	(572.5)

Total ON Semiconductor Corporation stockholders’ equity	1,506.9	1,454.0
Non-controlling interest in consolidated subsidiary	33.0	32.8

Total stockholders’ equity	1,539.9	1,486.8

Total liabilities and equity	$3,286.7	$3,257.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 28, 2014	March 29, 2013
Revenues	$706.5	$661.0
Cost of revenues	455.7	456.5

Gross profit	250.8	204.5
Operating expenses:
Research and development	78.1	88.4
Selling and marketing	44.4	39.8
General and administrative	41.0	36.2
Amortization of acquisition-related intangible assets	8.2	8.4
Restructuring, asset impairments and other, net	5.8	(6.0)

Total operating expenses	177.5	166.8

Operating income	73.3	37.7

Other income (expense), net:
Interest expense	(8.1)	(10.1)
Interest income	0.2	0.3
Other	(0.6)	0.9
Loss on debt exchange	—	(3.1)

Other income (expense), net	(8.5)	(12.0)

Income before income taxes	64.8	25.7
Income tax provision	(6.2)	(2.4)

Net income	58.6	23.3
Less: Net income attributable to non-controlling interest	(0.2)	(0.7)

Net income attributable to ON Semiconductor Corporation	$58.4	$22.6

Comprehensive income (loss), net of tax:
Net income	$58.6	$23.3

Foreign currency translation adjustments	(0.4)	(8.3)
Effects of cash flow hedges	1.4	(0.9)
Unrealized loss on available-for-sale securities	—	(0.1)

Other comprehensive income (loss)	1.0	(9.3)

Comprehensive income	59.6	14.0
Comprehensive income attributable to non-controlling interest	(0.2)	(0.7)

Comprehensive income attributable to ON Semiconductor Corporation	$59.4	$13.3

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.13	$0.05

Diluted	$0.13	$0.05

Weighted average common shares outstanding:
Basic	440.4	449.5

Diluted	444.5	452.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net income	$58.6	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.4	51.3
Gain on sale or disposal of fixed assets	(0.3)	(7.4)
Loss on debt exchange	—	3.1
Amortization of debt issuance costs	0.3	0.3
Provision for excess inventories	6.8	15.9
Non-cash share-based compensation expense	8.5	5.8
Non-cash interest	1.6	3.1
Non-cash foreign currency translation gain	—	(21.0)
Other	1.8	0.7
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(33.0)	(14.8)
Inventories	(8.8)	(5.3)
Other assets	(5.2)	37.3
Accounts payable	0.4	(9.0)
Accrued expenses	(6.1)	1.9
Deferred income on sales to distributors	11.2	(0.7)
Other long-term liabilities	(13.3)	0.7

Net cash provided by operating activities	74.9	85.2

Cash flows from investing activities:
Purchases of property, plant and equipment	(47.7)	(38.9)
Proceeds from sales of property, plant and equipment	0.2	8.0
Deposits utilized for purchases of property, plant and equipment	1.2	1.4
Proceeds from held-to-maturity securities	63.5	73.5
Purchases of held-to-maturity securities	(2.3)	(6.0)

Net cash provided by investing activities	14.9	38.0

Cash flows from financing activities:
Proceeds from exercise of stock options	9.6	3.8
Payments of tax withholding for restricted shares	(4.5)	(2.2)
Repurchase of common stock	(19.4)	—
Proceeds from debt issuance	—	26.2
Payment of capital lease obligations	(11.1)	(11.5)
Repayment of long-term debt	(12.9)	(81.5)

Net cash used in financing activities	(38.3)	(65.2)

Effect of exchange rate changes on cash and cash equivalents	1.0	(7.9)

Net increase in cash and cash equivalents	52.5	50.1
Cash and cash equivalents, beginning of period	509.5	486.9

Cash and cash equivalents, end of period	$562.0	$537.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for each quarter, with the first three quarters ending on the last Friday in March, June and September, and the fourth quarter ending on December 31. The three months ended March 28, 2014 and March 29, 2013 each contained 87 days and 88 days, respectively.

The accompanying unaudited financial statements as of March 28, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2013 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The Company condensed certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

Note 2: Recent Accounting Pronouncements

ASU No. 2013-11 - “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”)

In July 2013, the FASB issued ASU 2013-11, which applies to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Pursuant to ASU 2013-11, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. The amendments contained in ASU 2013-11 do not require new recurring disclosures. The related amendments are effective for reporting periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s Consolidated Financial Statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 3: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of March 28, 2014 and December 31, 2013 (in millions):

	Balance as of March 28, 2014			Balance as of December 31, 2013
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$547.4	$(410.2)	$137.2	$547.4	$(410.2)	$137.2
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$623.4	$(438.8)	$184.6	$623.4	$(438.8)	$184.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through March 28, 2014 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

Intangible Assets

Intangible assets, net, were as follows as of March 28, 2014 and December 31, 2013 (in millions):

	March 28, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.5)	$—	$(0.4)	$4.0	5-12
Customer relationships	280.3	(109.0)	(27.3)	(23.0)	121.0	5-18
Patents	43.7	(19.5)	—	(13.7)	10.5	12
Developed technology	146.2	(70.5)	—	(2.4)	73.3	5-12
Trademarks	14.0	(6.4)	—	(1.1)	6.5	15

Total intangibles	$498.1	$(214.9)	$(27.3)	$(40.6)	$215.3

	December 31, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.4)	$—	$(0.4)	$4.1	5-12
Customer relationships	280.3	(105.5)	(27.4)	(23.0)	124.4	5-18
Patents	43.7	(19.0)	—	(13.7)	11.0	12
Developed technology	146.2	(66.7)	—	(2.4)	77.1	5-12
Trademarks	14.0	(6.1)	—	(1.1)	6.8	15

Total intangibles	$498.1	$(206.7)	$(27.4)	$(40.6)	$223.4

Amortization expense for acquisition-related intangible assets amounted to $8.2 million and $8.4 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. Amortization expense for intangible assets is expected to be as follows over the next five years and thereafter (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Period	Estimated Amortization Expense
Remainder of 2014	$24.4
2015	31.7
2016	30.6
2017	27.7
2018	24.4
Thereafter	76.5

Total estimated amortization expense	$215.3

Note 4: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 28, 2014 is as follows (in millions):

	Restructuring	Other	Total
Quarter ended March 28, 2014
System Solutions Group Voluntary Retirement Program	$5.0	$(2.8)	$2.2
KSS facility closure	3.6	—	3.6

Total	$8.6	$(2.8)	$5.8

The following is a rollforward of the accrued restructuring charges from December 31, 2013 to March 28, 2014 (in millions):

	Balance as of December 31, 2013	Charges	Usage	Balance as of March 28, 2014
Estimated employee separation charges	$25.2	$8.3	$(13.8)	$19.7
Estimated costs to exit	1.0	0.3	(0.5)	0.8

Total	$26.2	$8.6	$(14.3)	$20.5

Activity related to the Company’s Restructuring, asset impairments and other, net for programs that had not been completed as of March 28, 2014, is as follows:

System Solutions Group Voluntary Retirement Program

During the fourth quarter of 2013, the Company initiated a voluntary retirement program for employees of certain of its System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program of which 290 employees had retired by March 28, 2014. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. For the quarter ended March 28, 2014, the Company recognized approximately $5.0 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program. The company expects to incur an additional $1.6 million in employee separation charges related to this program through the end of 2014, offset by a pension curtailment benefit of approximately $1.7 million.

As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, of which approximately 15 remain to be terminated by the end of 2014.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

As a result of the System Solutions Group headcount reductions, the Company recognized a $2.8 million pension curtailment benefit associated with the affected employees during the quarter ended March 28, 2014, which is recorded in Restructuring, asset impairments and other, net. See Note 5: “Balance Sheet Information” for additional information.

As of March 28, 2014, the accrued liability associated with employee separation charges was $8.8 million for the Q4 2013 Voluntary Retirement Program.

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS by the end of the second quarter of 2014 (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS will be transferred to other of the Company’s manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the quarter ended March 28, 2014, the Company recorded approximately $3.3 million of employee separation charges and 0.3 million of exit costs related to the KSS Plan. The Company expects to record additional KSS Plan severance costs and related employee benefit plan expenses of approximately $5.1 million along with other exit costs of approximately $0.7 million to $1.7 million, offset by a pension curtailment gain of approximately $2.1 million through the end of 2014.

As of March 28, 2014, the accrued liability associated with employee separation charges was $10.4 million for the KSS Plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 5: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of March 28, 2014 and December 31, 2013 consist of the following (dollars in millions):

	March 28, 2014	December 31, 2013
Receivables, net:
Accounts receivable	$418.2	$384.4
Less: Allowance for doubtful accounts	(1.1)	(1.0)

	$417.1	$383.4

Inventories:
Raw materials	$95.9	$89.2
Work in process	326.4	319.6
Finished goods	191.6	203.0

	$613.9	$611.8

Other current assets:
Prepaid expenses	$28.0	$24.8
Value added and other income tax receivables	30.8	31.7
Other	30.5	32.8

	$89.3	$89.3

Property, plant and equipment, net (1):
Land	$52.7	$52.3
Buildings	476.5	467.7
Machinery and equipment	1,954.9	1,918.4

Total property, plant and equipment	2,484.1	2,438.4
Less: Accumulated depreciation	(1,402.7)	(1,364.2)

	$1,081.4	$1,074.2

Accrued expenses:
Accrued payroll	$89.9	$91.3
Sales related reserves	54.9	54.2
Restructuring reserves	20.5	26.2
Accrued pension liability	10.4	10.4
Accrued interest	5.2	1.9
Other	41.2	36.3

	$222.1	$220.3

(1)	Included in property, plant, and equipment are approximately $9.1 million of fixed assets which are held-for-sale as of March 28, 2014.

Warranty Reserves

The activity related to the Company’s warranty reserves for the three months ended March 28, 2014 and March 29, 2013, respectively, is as follows (in millions):

	Three Months Ended
	March 28, 2014	March 29, 2013
Beginning Balance	$6.0	$10.2
Provision	0.4	1.2
Usage	(0.2)	(3.8)

Ending Balance	$6.2	$7.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 28, 2014, the total accrued pension liability for underfunded plans was $117.4 million, of which the current portion of $10.4 million was classified as accrued expenses. As of December 31, 2013, the total accrued pension liability for underfunded plans was $128.9 million, of which the current portion of $10.4 million was classified as accrued expenses. As of March 28, 2014 and December 31, 2013, the total pension asset for overfunded plans was $0.6 million and $0.6 million, respectively.

The Company recorded a pension curtailment gain of $2.8 million included in Restructuring, asset impairments and other, net for the quarter ended March 28, 2014 related to the Q4 2013 Voluntary Retirement Program. See Note 4: “Restructuring, Asset Impairments and Other, Net” for additional information.

The components of the Company’s net periodic pension expense for the quarters ended March 28, 2014 and March 29, 2013 are as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
Service cost	$2.5	$3.7
Interest cost	1.5	2.0
Expected return on plan assets	(0.9)	(1.1)
Curtailment gain	(2.8)	(9.0)
Actuarial loss	—	13.6

Total net periodic pension cost	$0.3	$9.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 6: Long-Term Debt

The Company’s long-term debt consists of the following (dollars in millions):

	March 28, 2014	December 31, 2013
Senior Revolving Credit Facility due 2018, interest payable quarterly at 1.75% and 2.00% respectively	$120.0	$120.0
Loan with Japanese bank due 2014 through 2018, interest payable quarterly at 1.98% and 2.00%, respectively (1)	264.3	273.7
2.625% Notes, Series B (net of discount of $20.1 million and $21.7 million, respectively) (2)	336.8	335.2
Loan with Hong Kong bank, interest payable weekly at 1.90% and 1.91%, respectively	40.0	40.0
Loans with Philippine bank due 2014 through 2015, interest payable monthly and quarterly at an average rate of 2.16% and 2.16%, respectively	37.9	39.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.34% and 3.34%, respectively	7.0	7.0
Loan with Singapore bank, interest payable weekly at 1.92% and 1.94%, respectively	15.0	15.0
Loan with British finance company, interest payable monthly at 1.55% and 1.57%, respectively	—	0.2
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	27.7	28.1
U.S. equipment financing payable monthly through 2016 at 2.94%	8.3	9.5
Canada equipment financing payable monthly through 2017 at 3.81%	5.5	5.9
Canada revolving line of credit, interest payable quarterly at 1.84% and 1.84%, respectively	15.0	15.0
Capital lease obligations	42.7	53.4

Long-term debt, including current maturities	920.2	942.2
Less: Current maturities	(173.7)	(181.6)

Long-term debt	$746.5	$760.6

(1)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company.
(2)	Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of March 28, 2014 are as follows (in millions):

Period	Expected Maturities
Remainder of 2014	$157.7
2015	74.1
2016	425.0
2017	39.1
2018	243.5
Thereafter	0.9

Total	$940.3

For purposes of the table above, the convertible debt is assumed to mature at the earliest put date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2013 Form 10-K.

Debt Guarantees

ON Semiconductor was the sole issuer of the 2.625% Notes, Series B. See Note 15: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuers of the 2.625% Notes, Series B, the guarantor subsidiaries and the non-guarantor subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	March 28, 2014	March 29, 2013
Net income attributable to ON Semiconductor Corporation	$58.4	$22.6

Basic weighted average common shares outstanding	440.4	449.5
Add: Incremental shares for:
Dilutive effect of share-based awards	4.1	3.0
Dilutive effect of Convertible Notes	—	—

Diluted weighted average common shares outstanding	444.5	452.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.13	$0.05

Diluted	$0.13	$0.05

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 7.7 million and 12.5 million for the quarters ended March 28, 2014 and March 29, 2013, respectively.

The dilutive impact related to the Company’s convertible notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program is as follows (in millions, except per share data):

Quarter Ended
March 28, 2014
Number of repurchased shares (1)	2.2
Beginning accrued share repurchases (2)	$0.6
Aggregate purchase price	20.1
Fees, commissions and other expenses	—
Less: ending accrued share repurchases (3)	(1.3)

Total cash used for share repurchases	$19.4

Weighted-average purchase price per share	$9.12
Available for future purchases at period end	$123.3

(1)	None of these shares had been reissued or retired as of March 28, 2014, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of December 31, 2013.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of March 28, 2014.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter ended March 28, 2014 was $4.5 million, for which the Company withheld approximately 0.5 million shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of March 28, 2014; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2013, the non-controlling interest balance was $32.8 million. This balance was increased to $33.0 million at March 28, 2014 due to the non-controlling interest’s $0.2 million share of the earnings for the quarter ended March 28, 2014.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance increased to $30.3 million at March 29, 2013 due to the non-controlling interest’s $0.7 million share of the earnings for the quarter ended March 29, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units and ESPP for the quarters ended March 28, 2014 and March 29, 2013 was comprised as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
Cost of revenues	$1.4	$1.1
Research and development	1.8	1.4
Selling and marketing	1.5	1.1
General and administrative	3.8	2.2

Share-based compensation expense before income taxes	$8.5	$5.8

Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$8.5	$5.8

(1)

A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At March 28, 2014, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $4.8 million. At March 28, 2014, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $65.8 million. The total intrinsic value of stock options exercised during the quarter ended March 28, 2014 was $3.3 million. The Company recorded cash received from the exercise of stock options of $9.6 million during the quarter ended March 28, 2014. The Company recorded no related income tax benefits during the quarter ended March 28, 2014.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters ended March 28, 2014 and March 29, 2013, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5.0% and 4.0% in the quarters ended March 28, 2014 and March 29, 2013, respectively.

Shares Available

As of December 31, 2013, there was an aggregate of 37.4 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 4.3 million shares available for issuance under the ESPP. As of March 28, 2014, there was an aggregate of 37.1 million shares of common stock available for grant under the Amended and Restated SIP and 4.3 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Quarter Ended March 28, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The- Money)
Outstanding at December 31, 2013	14.0	$7.89
Granted	—	—
Exercised	(1.4)	6.66
Canceled	(0.2)	9.14

Outstanding at March 28, 2014	12.4	$8.01	3.38	$19.3

Exercisable at March 28, 2014	10.1	$8.16	3.03	$15.0

Additional information about stock options outstanding at March 28, 2014 with exercise prices less than or above $9.19 per share, the effective closing price of the Company’s common stock at March 28, 2014, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.19	6.2	$6.75	2.2	$7.25	8.4	$6.88
Above $9.19	3.9	$10.37	0.1	$10.64	4.0	$10.37

Total outstanding	10.1	$8.16	2.3	$7.40	12.4	$8.01

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of March 28, 2014, and changes during the quarter ended March 28, 2014 (number of shares in millions):

	Quarter Ended March 28, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2013	10.8	$8.52
Granted	3.4	9.33
Released	(1.7)	8.34
Forfeited	(3.1)	10.17

Non-vested shares underlying restricted stock units at March 28, 2014	9.4	$8.31

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 9: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of March 28, 2014 (in millions):

Remainder of 2014	$14.4
2015	14.7
2016	11.4
2017	9.0
2018	7.0
Thereafter	32.7

Total	$89.2

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and Freescale have been involved in the clean-up of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization (the “Recapitalization”), Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

As a result of its acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and clean-up at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS have included implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and clean-up at this location. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of March 28, 2014. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $6.2 million as of March 28, 2014.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, certain capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $69.7 million as of March 28, 2014. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $264.3 million as of March 28, 2014. See Note 6: “Long-Term Debt” for further information on this loan.

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

The Company faces risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure of its products results, or is alleged to result, in economic damage, bodily injury or property damage. In addition, if any of the Company’s designed products are alleged to be defective, the Company may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, the Company may agree to provide more favorable rights to such customer for valid defective product claims.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters, including the matters described or referred to in the previous paragraphs, will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, consolidated financial position, results of operations or cash flows could be materially and adversely affected.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2014 and December 31, 2013 (in millions):

	Balance as of March 28, 2014	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$438.9	$438.9	$447.5	$447.5
Money market funds	123.1	123.1	62.0	62.0
Other Current Assets:
Foreign currency exchange contracts	$0.1	$0.1	$—	$—

Liabilities:
Foreign currency exchange contracts	$—	$—	$0.1	$0.1

Short-term investments have an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and the ability to hold these securities until maturity. Short-term investments classified as held-to-maturity as of March 28, 2014 and December 31, 2013 were as follows (in millions):

	Balance at March 28, 2014		Balance at December 31, 2013
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments held-to-maturity
Commercial paper	$11.5	$11.5	$15.5	$15.5
Corporate bonds	43.5	43.5	93.7	93.7
Government agencies	—	—	7.0	7.0

	$55.0	$55.0	$116.2	$116.2

The Company’s financial assets are valued using market prices on active markets (Level 1). The Company’s short-term investments balance of $55.0 million as of March 28, 2014 is classified as held-to-maturity and is carried at amortized cost. There was no unrealized gain or loss on these short-term investments as of March 28, 2014.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of March 28, 2014 and December 31, 2013 are as follows (in millions):

	March 28, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$336.8	$431.9	$335.2	$392.6
Long-term debt	$499.2	$500.1	$510.2	$511.4

The fair value of the Company’s Convertible Notes was estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of March 28, 2014 and December 31, 2013.

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

As of March 28, 2014 and December 31, 2013, the Company had outstanding foreign exchange contracts with notional amounts of $116.6 million and $101.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of March 28, 2014 and December 31, 2013 (in millions):

	March 28, 2014		December 31, 2013
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(36.3)	$36.3	$(30.5)	$30.5
Japanese Yen	(9.2)	9.2	(6.7)	6.7
Malaysian Ringgit	37.8	37.8	35.8	35.8
Philippine Peso	15.6	15.6	11.7	11.7
Other Currencies	11.6	17.7	10.6	17.0

	$19.5	$116.6	$20.9	$101.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of March 28, 2014, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarter ended March 28, 2014, the realized and unrealized foreign currency transaction loss was $0.7 million. For the quarter ended March 29, 2013, the realized and unrealized foreign currency transaction gain was $0.7 million.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of March 28, 2014 was approximately $47.8 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

For the quarter ended March 28, 2014, the Company recorded a net loss of $1.3 million associated with cash flow hedges recognized as a component of cost of revenues. As of March 28, 2014, the Company had a $0.4 million liability balance for contracts designated as cash flow hedging instruments that were classified as other liabilities. As of December 31, 2013, the Company had a $1.8 million liability balance for contracts designated as cash flow hedging instruments which were classified as other liabilities.

Note 12: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the quarter ended March 28, 2014 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2013	$(46.0)	$(1.8)	$0.4	$(47.4)

Other comprehensive income (loss) prior to reclassifications	(0.4)	2.7	—	2.3
Amounts reclassified from accumulated other comprehensive loss	—	(1.3)	—	(1.3)

Net current period other comprehensive gain	(0.4)	1.4	—	1.0

Balance as of March 28, 2014	$(46.4)	$(0.4)	$0.4	$(46.4)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter ended March 28, 2014 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$(1.3)	Cost of revenues

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 13: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Quarter Ended
	March 28, 2014	March 29, 2013
Non-cash financing activities:
Capital expenditures in accounts payable	$54.8	$53.2
Equipment acquired or refinanced through capital leases	$0.4	$0.4
Cash (received) paid for:
Interest income	$(0.2)	$(0.3)
Interest expense	$2.8	$2.0
Income taxes	$5.3	$2.5

Note 14: Segment Information

As of March 28, 2014, the Company was organized into three operating segments, which also represented its three reporting segments: Application Products Group, Standard Products Group and System Solutions Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters ended March 28, 2014 and March 29, 2013 are as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For the quarter ended March 28, 2014:
Revenues from external customers	$279.5	$292.9	$134.1	$706.5
Segment gross profit	$126.1	$106.2	$25.0	$257.3
Segment operating income (loss)	$37.8	$60.2	$(8.7)	$89.3
For the quarter ended March 29, 2013:
Revenues from external customers	$245.0	$265.2	$150.8	$661.0
Segment gross profit	$106.9	$94.5	$8.6	$210.0
Segment operating income (loss)	$27.5	$57.6	$(45.7)	$39.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
Gross profit for reportable segments	$257.3	$210.0
Unallocated amounts:
Other unallocated manufacturing costs	(6.5)	(5.5)

Gross profit	$250.8	$204.5

Operating income for reportable segments	$89.3	39.4
Unallocated amounts:
Restructuring and other charges	(5.8)	6.0
Other unallocated manufacturing costs	(6.5)	(5.5)
Other unallocated operating expenses	(3.7)	(2.2)

Operating income	$73.3	$37.7

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country are summarized as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
United States	$112.0	$98.9
Japan	65.3	71.7
China	202.7	199.4
Singapore	180.4	166.4
United Kingdom	117.2	97.7
Other	28.9	26.9

	$706.5	$661.0

For the quarters ended March 28, 2014 and March 29, 2013, there were no individual customers which accounted for more than 10% of the Company’s total revenues.

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	March 28, 2014	December 31, 2013
United States	$254.3	$255.3
Czech Republic	111.3	111.1
Malaysia	218.9	213.9
Philippines	173.2	173.8
Other	323.7	320.1

	$1,081.4	$1,074.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 15: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the 2.625% Notes, Series B. ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, CMD, SDT, and SANYO Semiconductor (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee, subject to customary releases, on a joint and several basis ON Semiconductor’s obligations under the 2.625% Notes, Series B. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the 2.625% Notes, Series B. The repayment of the unsecured 2.625% Notes, Series B is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indenture for the 2.625% Notes, Series B.

Condensed consolidating financial information for the issuer of the 2.625% Notes, Series B, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 28, 2014

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$314.1	$—	$247.9	$—	$562.0
Short-term investments	—	55.0	—	—	—	55.0
Receivables, net	—	58.8	—	358.3	—	417.1
Inventories	—	46.4	—	565.4	2.1	613.9
Short-term intercompany receivables	—	—	4.1	46.5	(50.6)	—
Other current assets	—	19.9	—	69.4	—	89.3

Total current assets	—	494.2	4.1	1,287.5	(48.5)	1,737.3
Property, plant and equipment, net	—	251.2	3.1	828.8	(1.7)	1,081.4
Goodwill	—	111.6	37.3	35.7	—	184.6
Intangible assets, net	—	109.3	—	126.8	(20.8)	215.3
Long-term intercompany receivables	—	—	—	1.5	(1.5)	—
Other assets	1,847.8	1,756.5	136.7	841.3	(4,514.2)	68.1

Total assets	$1,847.8	$2,722.8	$181.2	$3,121.6	$(4,586.7)	$3,286.7

Accounts payable	$—	$35.9	$0.2	$240.6	$—	$276.7
Accrued expenses	4.0	46.0	0.3	171.8	—	222.1
Deferred income on sales to distributors	—	36.6	—	115.1	—	151.7
Current portion of long-term debt	—	71.8	—	101.9	—	173.7
Short-term intercompany payables	—	50.6	—	—	(50.6)	—

Total current liabilities	4.0	240.9	0.5	629.4	(50.6)	824.2
Long-term debt	336.9	382.7	—	26.9	—	746.5
Other long-term liabilities	—	38.4	0.1	137.6	—	176.1
Long-term intercompany payables	—	1.5	—	—	(1.5)	—

Total liabilities	340.9	663.5	0.6	793.9	(52.1)	1,746.8
Common stock	5.2	24.6	50.9	173.9	(249.4)	5.2
Additional paid-in capital	3,228.9	2,365.8	259.8	1,402.6	(4,028.2)	3,228.9
Accumulated other comprehensive loss	(46.4)	(48.0)	—	(39.1)	87.1	(46.4)
Accumulated deficit	(1,083.7)	(283.1)	(130.1)	790.3	(377.1)	(1,083.7)
Less: treasury stock, at cost	(597.1)	—	—	—	—	(597.1)

Total ON Semiconductor Corporation stockholders’ equity	1,506.9	2,059.3	180.6	2,327.7	(4,567.6)	1,506.9
Non-controlling interest in consolidated subsidiary	—	—	—	—	33.0	33.0

Total equity	1,506.9	2,059.3	180.6	2,327.7	(4,534.6)	1,539.9

Total liabilities and equity	$1,847.8	$2,722.8	$181.2	$3,121.6	$(4,586.7)	$3,286.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$267.9	$—	$241.6	$—	$509.5
Short-term investments	—	116.2	—	—	—	116.2
Receivables, net	—	49.8	—	333.6	—	383.4
Inventories	—	46.7	—	562.1	3.0	611.8
Short-term intercompany receivables	—	—	4.1	7.6	(11.7)	—
Other current assets	—	17.8	—	71.5	—	89.3

Total current assets	—	498.4	4.1	1,216.4	(8.7)	1,710.2
Property, plant and equipment, net	—	252.3	3.1	820.6	(1.8)	1,074.2
Goodwill	—	111.5	37.3	35.8	—	184.6
Intangible assets, net	—	113.0	—	132.2	(21.8)	223.4
Long-term intercompany receivables	—	—	—	3.3	(3.3)	—
Other assets	1,790.2	1,600.6	136.1	837.3	(4,299.6)	64.6

Total assets	$1,790.2	$2,575.8	$180.6	$3,045.6	$(4,335.2)	$3,257.0

Accounts payable	$—	$39.1	0.5	237.2	—	$276.8
Accrued expenses	1.0	50.8	0.2	168.3	—	220.3
Deferred income on sales to distributors	—	32.3	—	108.2	—	140.5
Current portion of long-term debt	—	79.3	—	102.3	—	181.6
Short-term intercompany payables	—	11.7	—	—	(11.7)	—

Total current liabilities	1.0	213.2	0.7	616.0	(11.7)	819.2
Long-term debt	335.2	396.1	—	29.3	—	760.6
Other long-term liabilities	—	42.2	0.1	148.1	—	190.4
Long-term intercompany payables	—	3.3	—	—	(3.3)	—

Total liabilities	336.2	654.8	0.8	793.4	(15.0)	1,770.2
Common stock	5.2	0.3	50.9	201.6	(252.8)	5.2
Additional paid-in capital	3,210.8	2,335.1	259.8	1,402.6	(3,997.5)	3,210.8
Accumulated other comprehensive loss	(47.4)	(49.2)	—	(38.6)	87.8	(47.4)
Accumulated deficit	(1,142.1)	(365.2)	(130.9)	686.6	(190.5)	(1,142.1)
Less: treasury stock, at cost	(572.5)	—	—	—	—	(572.5)

Total ON Semiconductor Corporation stockholders’ equity	1,454.0	1,921.0	179.8	2,252.2	(4,353.0)	1,454.0
Non-controlling interest in consolidated subsidiary	—	—	—	—	32.8	32.8

Total equity	1,454.0	1,921.0	179.8	2,252.2	(4,320.2)	1,486.8

Total liabilities and equity	$1,790.2	$2,575.8	$180.6	$3,045.6	$(4,335.2)	$3,257.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED MARCH 28, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$170.0	$3.9	$974.1	$(441.5)	$706.5
Cost of revenues	—	139.4	0.2	756.7	(440.6)	455.7

Gross profit	—	30.6	3.7	217.4	(0.9)	250.8
Operating expenses:
Research and development	—	12.2	3.0	62.9	—	78.1
Selling and marketing	—	19.3	0.2	24.9	—	44.4
General and administrative	—	13.2	0.3	27.5	—	41.0
Amortization of acquisition related intangible assets	—	3.7	—	5.5	(1.0)	8.2
Restructuring, asset impairments and other, net	—	0.4	—	5.4	—	5.8

Total operating expenses	—	48.8	3.5	126.2	(1.0)	177.5

Operating income (loss)	—	(18.2)	0.2	91.2	0.1	73.3
Other income (expense), net:
Interest expense	(4.0)	(3.5)	—	(0.6)	—	(8.1)
Interest income	—	0.1	—	0.1	—	0.2
Other	—	(0.6)	—	—	—	(0.6)
Equity in earnings	62.4	98.6	0.6	—	(161.6)	—

Other income (expense), net	58.4	94.6	0.6	(0.5)	(161.6)	(8.5)
Income before income taxes	58.4	76.4	0.8	90.7	(161.5)	64.8
Income tax provision	—	5.7	—	(11.9)	—	(6.2)

Net income	58.4	82.1	0.8	78.8	(161.5)	58.6
Net income attributable to non-controlling interest	—	—	—	—	(0.2)	(0.2)

Net income attributable to ON Semiconductor Corporation	$58.4	$82.1	$0.8	$78.8	$(161.7)	$58.4

Comprehensive income attributable to ON Semiconductor Corporation	$59.4	$83.3	$0.8	$78.4	$(162.5)	$59.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED MARCH 29, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$178.1	$3.2	$947.8	$(468.1)	$661.0
Cost of revenues	—	112.3	0.2	819.2	(475.2)	456.5

Gross profit	—	65.8	3.0	128.6	7.1	204.5
Operating expenses:
Research and development	—	41.6	2.5	44.3	—	88.4
Selling and marketing	—	16.7	0.1	23.0	—	39.8
General and administrative	—	5.1	0.2	30.9	—	36.2
Amortization of acquisition related intangible assets	—	3.8	—	5.6	(1.0)	8.4
Restructuring, asset impairments and other, net	—	1.0	—	(7.0)	—	(6.0)

Total operating expenses	—	68.2	2.8	96.8	(1.0)	166.8

Operating income (loss)	—	(2.4)	0.2	31.8	8.1	37.7

Other income (expense), net:
Interest expense	(6.1)	(2.4)	—	(1.6)	—	(10.1)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	7.8	—	(6.9)	—	0.9
Loss on debt exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	31.8	24.9	1.6	(0.1)	(58.2)	—

Other income (expense), net	22.6	30.5	1.6	(8.5)	(58.2)	(12.0)

Income before income taxes	22.6	28.1	1.8	23.3	(50.1)	25.7
Income tax provision	—	2.2	—	(4.6)	—	(2.4)

Net income	22.6	30.3	1.8	18.7	(50.1)	23.3
Net income attributable to non-controlling interest	—	—	—	—	(0.7)	(0.7)

Net income attributable to ON Semiconductor Corporation	$22.6	$30.3	$1.8	$18.7	$(50.8)	$22.6

Comprehensive income attributable to ON Semiconductor Corporation	$13.3	$19.8	$1.8	$10.1	$(31.7)	$13.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 28, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$27.3	$0.5	$47.1	$—	$74.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14.9)	(0.5)	(32.3)	—	(47.7)
Proceeds from sales of property, plant and equipment	—	0.6	—	(0.4)	—	0.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.2	—	1.2
Proceeds from held-to maturity securities	—	63.5	—	—	—	63.5
Purchases of held-to-maturity securities	—	(2.3)	—	—	—	(2.3)
Contribution from subsidiaries	14.3	—	—	—	(14.3)	—

Net cash provided by (used in) investing activities	14.3	46.9	(0.5)	(31.5)	(14.3)	14.9

Cash flows from financing activities:
Intercompany loans	—	(147.9)	—	147.9	—	—
Intercompany loan repayments to guarantor	—	146.1	—	(146.1)	—	—
Payments to parent	—	(14.3)	—	—	14.3	—
Proceeds from exercise of stock options	9.6	—	—	—	—	9.6
Payments of tax withholding for restricted shares	(4.5)	—	—	—	—	(4.5)
Repurchase of common stock	(19.4)	—	—	—	—	(19.4)
Payment of capital leases obligations	—	(10.3)	—	(0.8)	—	(11.1)
Repayment of long-term debt	—	(1.6)	—	(11.3)	—	(12.9)

Net cash used in financing activities	(14.3)	(28.0)	—	(10.3)	14.3	(38.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase in cash and cash equivalents	—	46.2	—	6.3	—	52.5
Cash and cash equivalents, beginning of period	—	267.9	—	241.6	—	509.5

Cash and cash equivalents, end of period	$—	$314.1	$—	$247.9	$—	$562.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 29, 2013

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$(10.0)	$—	$95.2	$—	$85.2

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(3.9)	—	(35.0)	—	(38.9)
Proceeds from sales of property, plant and equipment	—	0.1	—	7.9	—	8.0
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.4	—	1.4
Proceeds from held-to maturity securities	—	73.5	—	—	—	73.5
Purchase of held-to-maturity securities	—	(6.0)	—	—	—	(6.0)
Contribution from subsidiaries	75.9	—	—	—	(75.9)	—

Net cash provided by (used in) investing activities	75.9	63.7	—	(25.7)	(75.9)	38.0

Cash flows from financing activities:
Intercompany loans	—	(213.3)	—	213.3	—	—
Intercompany loan repayments to guarantor	—	378.4	—	(378.4)	—	—
Payments to parent	—	(75.9)	—	—	75.9	—
Proceeds from exercise of stock options	3.8	—	—	—	—	3.8
Payments of tax withholding for restricted shares	(2.2)	—	—	—	—	(2.2)
Proceeds from debt issuance	—	—	—	26.2	—	26.2
Payment of capital leases obligations	—	(10.3)	—	(1.2)	—	(11.5)
Repayment of long-term debt	(77.5)	(1.4)	—	(2.6)	—	(81.5)

Net cash (used in) provided by financing activities	(75.9)	77.5	—	(142.7)	75.9	(65.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(7.9)	—	(7.9)

Net increase (decrease) in cash and cash equivalents	—	131.2	—	(81.1)	—	50.1
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$343.3	$—	$193.7	$—	$537.0

See also Note 9: “Commitments and Contingencies—Financing Contingencies” for further discussion of the Company’s guarantees.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

(unaudited)

Note 16: Subsequent Events

Acquisition of Truesense Imaging, Inc.

On April 2, 2014, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Sensor Holding Corporation (“Sensor”), the stockholders of Sensor, Sensor Intermediate Holding Corporation (“Sensor Intermediate”), and the subsidiaries of Sensor Intermediate, including Truesense Imaging, Inc. (“Truesense”), pursuant to which, upon the satisfaction of certain conditions, the Company would acquire all of the shares of Sensor for an estimated purchase price of approximately $92.0 million, subject to customary closing adjustments. The acquisition closed on April 30, 2014, for a total purchase price of approximately $95.0 million, after closing adjustments for cash and working capital amounts. Truesense is a leading provider of high-performance image sensor devices addressing a wide range of industrial end-markets, including machine vision, surveillance, traffic monitoring, medical and scientific imaging and photography.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 21, 2014, and our unaudited consolidated financial statements for the fiscal quarter ended March 28, 2014, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2013 Form 10-K.

Company Highlights for the Quarter Ended March 28, 2014

•	Total revenues of approximately $706.5 million

•	Gross margin of approximately 35.5%

•	Net income of $0.13 per diluted share

•	Cash, cash equivalents and short-term investments of approximately $617.0 million

•	Completed the repurchase of approximately 2.2 million shares of common stock pursuant to our previously announced share repurchase program

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 4% during 2014 through 2016. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Subsequent to March 28, 2014, we completed the purchase of Truesense Imaging, Inc. (“Truesense”), whereby Truesense became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $95.0 million after closing adjustments for cash and working capital amounts. See Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statement located elsewhere in this Form 10-Q for additional information.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 46,000 products as of March 28, 2014 and we shipped approximately 10.9 billion units in the first three months of 2014, as compared to 9.9 billion units in the first three months of 2013. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of March 28, 2014, we were organized into three operating segments, which also represented our three reporting segments: Application Products Group, Standard Products Group, and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices associated with our operating segments, and may move product families or individual devices from one operating segment to another.

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

Outlook

ON Semiconductor Second Quarter 2014 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $738 million to $768 million in the second quarter of 2014. Backlog levels for the second quarter of 2014 represent approximately 80% to 85% of our anticipated second quarter 2014 revenues. We estimate average selling prices for the second quarter of 2014 will be down approximately 1% when compared to the first quarter of 2014. For the second quarter of 2014, we estimate that gross margin as a percentage of revenues will be approximately 34.7% to 36.6%. Our guidance for the second quarter of 2014 includes the contribution from our acquisition of Truesense, which closed on April 30, 2014. See Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Results of Operations

Quarter Ended March 28, 2014 Compared to the Quarter Ended March 29, 2013

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 28, 2014 and March 29, 2013 (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013	Dollar Change
Revenues	$706.5	$661.0	$45.5
Cost of revenues	455.7	456.5	(0.8)

Gross profit	250.8	204.5	46.3
Operating expenses:
Research and development	78.1	88.4	(10.3)
Selling and marketing	44.4	39.8	4.6
General and administrative	41.0	36.2	4.8
Amortization of acquisition-related intangible assets	8.2	8.4	(0.2)
Restructuring, asset impairments and other, net	5.8	(6.0)	11.8

Total operating expenses	177.5	166.8	10.7

Operating income	73.3	37.7	35.6

Other income (expense), net:
Interest expense	(8.1)	(10.1)	2.0
Interest income	0.2	0.3	(0.1)
Other	(0.6)	0.9	(1.5)
Loss on debt exchange	—	(3.1)	3.1

Other income (expense), net	(8.5)	(12.0)	3.5

Income before income taxes	64.8	25.7	39.1
Income tax provision	(6.2)	(2.4)	(3.8)

Net income	58.6	23.3	35.3
Less: Net income attributable to non-controlling interest	(0.2)	(0.7)	0.5

Net income attributable to ON Semiconductor Corporation	$58.4	$22.6	$35.8

Revenues

Revenues were $706.5 million and $661.0 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. The increase in revenues for the quarter ended March 28, 2014 compared to the quarter ended March 29, 2013 was attributed to our Application Products Group and Standard Products Group, both of which experienced increases in revenue as a result of an improved demand environment, partially offset by decreased revenue from our System Solutions Group due to a weakened Yen and the continued impact of a softening of the consumer end-markets.

As compared to the quarter ended March 29, 2013, we experienced a decline in average selling prices of approximately 5%, offset by favorable changes in volume and mix, which resulted in a net increase in revenue of approximately 7% for the quarter ended March 28, 2014.

Our revenues by reportable segment for the quarters ended March 28, 2014 and March 29, 2013 were as follows (dollars in millions):

	Quarter Ended March 28, 2014	As a % of Total Revenue (1)	Quarter Ended March 29, 2013	As a % of Total Revenue (1)
Application Products Group	$279.5	39.6%	$245.0	37.1%
Standard Products Group	292.9	41.5%	265.2	40.1%
System Solutions Group	134.1	19.0%	150.8	22.8%

Total revenues	$706.5		$661.0

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $34.5 million, or approximately 14%, from the first quarter of 2013 to the first quarter of 2014. This increase is primarily attributable to a $18.0 million, or approximately 14%, increase in revenues from our ASIC products, combined with an increase in revenues from our analog products of $13.2 million, or approximately 15%, as a result of an improved demand environment.

Revenues from the Standard Products Group increased by $27.7 million, or approximately 10%, from the first quarter of 2013 to the first quarter of 2014. This increase is primarily attributable to a $18.9 million, or approximately 18%, increase in revenue from our discrete products, combined with an increase in revenues from our analog products of $4.5 million, or approximately 6%, as a result of an improved demand environment.

Revenues from the System Solutions Group decreased by $16.7 million, or approximately 11%, from the first quarter of 2013 to the first quarter of 2014. This decrease is primarily attributable to a $15.7 million, or approximately 15% decrease in revenue from our LSI products along with decreases from a softening of the consumer end-markets and the impact of a weakening Yen.

Revenues by geographic location for the quarters ended March 28, 2014 and March 29, 2013 were as follows (dollars in millions):

	Quarter Ended March 28, 2014	As a % of Total Revenue (1)	Quarter Ended March 29, 2013	As a % of Total Revenue (1)
United States	$112.0	15.9%	$98.9	15.0%
Japan	65.3	9.2%	71.7	10.8%
China	202.7	28.7%	199.4	30.2%
Singapore	180.4	25.5%	166.4	25.2%
United Kingdom	117.2	16.6%	97.7	14.8%
Other	28.9	4.1%	26.9	4.1%

Total	$706.5		$661.0

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended March 28, 2014 and March 29, 2013, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit

Our gross profit by reportable segment for the quarters ended March 28, 2014 and March 29, 2013 was as follows (dollars in millions):

	Quarter Ended March 28, 2014	As a % of Segment Revenue (1)	Quarter Ended March 29, 2013	As a % of Segment Revenue (1)
Application Products Group	$126.1	45.1%	$106.9	43.6%
Standard Products Group	106.2	36.3%	94.5	35.6%
System Solutions Group	25.0	18.6%	8.6	5.7%

Gross profit by segment	$257.3		$210.0
Unallocated manufacturing costs (2)	(6.5)	(0.9)%	(5.5)	(0.8)%

Total gross profit	$250.8	35.5%	$204.5	30.9%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $250.8 million in the first quarter of 2014 compared to $204.5 million in the first quarter of 2013. The gross profit increase of $46.3 million, or approximately 23%, during the first quarter of 2014 is primarily due to increased capacity utilization, the impact of a weakened Yen on our cost of revenues, costs savings realized from previous restructuring activities and a lower inventory write down, partially offset by decreased average selling prices. Additionally, gross profit during the first quarter of 2013 was impacted by approximately $6.7 million of actuarial losses related to the Company’s pension plans. No such losses were incurred during the first quarter of 2014.

Gross profit as a percentage of revenues increased from approximately 30.9% in the first quarter of 2013 to approximately 35.5% in the first quarter of 2014. This increase was primarily driven by favorable changes in volume and mix across certain product lines as well as a larger proportion of revenues generated from our Applications Products Group and Standard Products Group which experience higher gross margin levels than our System Solutions Group.

Operating Expenses

Research and development expenses were $78.1 million for the first quarter of 2014 compared to $88.4 million for the first quarter of 2013, representing a decrease of $10.3 million, or approximately 12%. This decrease in research and development expenses is primarily associated with our System Solutions Group and is attributable to decreased payroll related expenses resulting from our 2013 restructuring and cost saving activities, along with the impact of a weakened Yen and a first quarter 2013 expense of approximately $6.0 million from actuarial losses related to the Company’s pension plans, of which no such losses were incurred during the first quarter of 2014. These decreases were partially offset by increased personnel costs in our Application Products Group and Standard Products Group.

Selling and marketing expenses were $44.4 million for the first quarter of 2014 compared to $39.8 million for the first quarter of 2013, representing an increase of $4.6 million, or approximately 12%. This increase is primaily associated with increased sales commissions and increased payroll related expenses associated with the increase in revenue for the first quarter of 2014 compared to the first quarter of 2013.

General and administrative expenses were $41.0 million in the first quarter of 2014 compared to 36.2 million in the first quarter of 2013, representing an increase of $4.8 million, or approximately 13%. This increase in general and administrative expenses is primarily associated with increased payroll related expenses associated with performance-based compensation as a result of improved performance results for the first quarter of 2014 compared to the first quarter of 2013.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $8.2 million and $8.4 million for the quarters ended March 28, 2014 and March 29, 2013, respectively.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was an expense of $5.8 million for the quarter ended March 28, 2014 compared to a net benefit of $6.0 million for the quarter ended March 29, 2013. The information below summarizes certain activities for each respective quarter. See Note 4: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended March 28, 2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire pursuant to the Q4 2013 Voluntary Retirement Program, of which 290 employees had retired by March 28, 2014. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, of which, the remaining 15 contractors are expected to be terminated by the end of 2014. We also identified approximately 40 additional positions within the Company that are expected to be eliminated as an extension of the Q4 2013 Voluntary Retirement Program, representing approximately $2.7 million in future restructuring charges. We anticipate total cost savings for the Q4 2013 Voluntary Retirement Program, which includes the above referenced headcounts, to be within the range of our previously disclosed expectations of $36 million to $45 million during the first year following the completion of the anticipated headcount reductions.

During the quarter ended March 28, 2014, we recorded net charges of approximately $2.2 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $5.0 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $2.8 million.

Additionally, during the quarter ended March 28, 2014, we recorded approximately $3.6 million of restructuring charges during the quarter ended March 28, 2014, related to our previously announced plan to close our KSS facility.

Quarter Ended March 29, 2013

During the quarter ended March 29, 2013, we initiated a voluntary retirement program for employees of certain of our System Solutions Group subsidiaries in Japan. We recorded net charges of approximately $16.6 million in connection with this program, which consisted of employee severance charges of $25.6 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $9.0 million.

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

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended March 28, 2014 and March 29, 2013 is as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For quarter ended March 28, 2014:
Segment operating income (loss)	$37.8	$60.2	$(8.7)	$89.3
For quarter ended March 29, 2013:
Segment operating income (loss)	$27.5	$57.6	$(45.7)	$39.4

Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
Operating income for reportable segments	$89.3	$39.4
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(5.8)	6.0
Other unallocated manufacturing costs	(6.5)	(5.5)
Other unallocated operating expenses (1)	(3.7)	(2.2)

Operating income	$73.3	$37.7

(1)	Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which do not impact expenses that are directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $2.0 million to $8.1 million during the quarter ended March 28, 2014 compared to $10.1 million during the quarter ended March 29, 2013. We recorded amortization of debt discount to interest expense of $1.6 million and $3.1 million for the quarters ended March 28, 2014 and March 29, 2013, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended March 28, 2014 was $931.2 million at a weighted average interest rate of approximately 3.5%, compared to $980.7 million at a weighted average interest rate of approximately 4.1% during the quarter ended March 29, 2013.

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

Other

Other expense increased by $1.5 million from income of $0.9 million for the quarter ended March 29, 2013 to a loss of $0.6 million for the quarter ended March 28, 2014.

Provision for Income Taxes

We recorded an income tax provision of $6.2 million and $2.4 million during the quarters ended March 28, 2014 and March 29, 2013, respectively.

The income tax provision for the quarter ended March 28, 2014 was $6.2 million, which consisted of $6.3 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended March 28, 2014.

The income tax provision for the quarter ended March 29, 2013 was $2.4 million, which consisted of $2.1 million for income and withholding taxes of certain of our foreign operations and $0.3 million of interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended March 28, 2014 was 9.6%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of certain reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended March 28, 2014. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

During the three months ended March 28, 2014, there have not been any material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2013 Form 10-K. For information on long-term debt, see Note 6: “Long-Term Debt,” for operating leases see, Note 9: “Commitments and Contingencies” and for pension plans see Note 5: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $617.0 million as of March 28, 2014. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at March 28, 2014 include approximately $369.2 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repayments and acquisitions. If we are unable to address our United States. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

See Note 6: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of our long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 28, 2014, our senior revolving credit facility included a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of March 28, 2014. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $6.2 million as of March 28, 2014.

As part of securing financing in the normal course of business, we issued guarantees related to our receivable financing, capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $69.7 million as of March 28, 2014. We are also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $264.3 million as of March 28, 2014. See Note 6: “Long-Term Debt” and Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $89.2 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

See Note 9: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business - Government Regulation” of our 2013 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, for strategic acquisitions and investments, to repurchase our stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand and short-term investments. Additionally, as part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On April 2, 2014, we entered into a stock purchase agreement with Sensor, the stockholders of Sensor, Sensor Intermediate Holding Corporation (“Sensor Intermediate”), and the subsidiaries of Sensor Intermediate, including Truesense, pursuant to which, upon the satisfaction of certain conditions, we would acquire all of the shares of Sensor for a purchase price of approximately $92.0 million, subject to customary closing adjustments. The acquisition closed on April 30, 2014, for a total purchase price of approximately $95.0 million, after closing adjustments for cash and working capital amounts. See Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the three months ended March 28, 2014, we paid $47.7 million for capital expenditures, while during the three months ended March 29, 2013, we paid approximately $38.9 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2014 is approximately $170 million to $180 million, of which our current minimum contractual commitment for the remainder of 2014 is approximately $65.1 million. Our current minimum contractual capital expenditure commitment for 2015 and thereafter is approximately $22.4 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Quarter Ended
	March 28, 2014	March 29, 2013
Summarized cash flow from operating activities
Net income	$58.6	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.4	51.3
Provision for excess inventories	6.8	15.9
Non-cash share-based compensation expense	8.5	5.8
Non-cash interest	1.6	3.1
Non-cash foreign currency translation gain	—	(21.0)
Other adjustments	1.8	(3.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(33.0)	(14.8)
Inventories	(8.8)	(5.3)
Accounts payable	0.4	(9.0)
Deferred income on sales to distributors	11.2	(0.7)
Other changes in assets and liabilities	(24.6)	39.9

Net cash provided by operating activities	$74.9	$85.2

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $913.1 million at March 28, 2014 and has fluctuated between $913.1 million and $669.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended March 28, 2014 our working capital was most significantly impacted by our capital expenditures, the payments associated with our restructuring activities and the re-acquisition of the Company’s common stock. See Note 4: “Restructuring, Asset Impairments, and Other, Net” and Note 7: “Earnings Per Share and Equity“of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information. See also Note 16: “Subsequent Events” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information with respect to our acquisition activity.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $47.7 million during the quarter ended March 28, 2014, compared to cash capital expenditures of $38.9 million during the quarter ended March 29, 2013. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the three months ended March 28, 2014. Set forth below is a summary of certain key financing events during the three months ended March 28, 2014. For a further discussion of our debt instruments, see Note 6: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchase Program

During the three months ended March 28, 2014, we purchased approximately 2.2 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $20.1 million, inclusive of fees, commissions and other expenses, at a weighted average execution price per share of $9.12. See Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for additional information. See also Part II, Item 2 “Unregistered Sales of Equity Securities” included elsewhere in this Form 10-Q for information with respect to our share repurchase program.

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

Debt Guarantees and Related Covenants

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 15: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, on the terms described in the indenture for such notes. As of March 28, 2014, we believe that we were in compliance with the indenture relating to our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

At March 28, 2014, our long-term debt (including current maturities) totaled $920.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $420.9 million as of March 28, 2014. We do have interest rate exposure with respect to the $499.3 million balance of our variable interest rate debt outstanding as of March 28, 2014. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.5 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at March 28, 2014 and December 31, 2013 was $116.6 million and $101.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $15.1 million as of March 28, 2014, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 28, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 9: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business - Government Regulation” of our 2013 Form 10-K for information on certain environmental matters.

Item 1A.	Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2013 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, poor economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2013 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2013 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended March 28, 2014. Also see Note 7: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Share Repurchase Program” included elsewhere in this Form 10-Q for additional information on this share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)

Month #1 January 1, 2014 - January 24, 2014	384,000	$8.54	384,000	140,075,192

Month #2 January 25, 2014 - February 21, 2014	643,732	8.94	643,732	134,317,128

Month #3 February 22, 2014 - March 28, 2014	1,169,657	9.40	1,169,657	123,317,255

Total	2,197,389	9.12	2,197,389

(1)	These time periods represent our fiscal month start and end dates for the first quarter of 2014.
(2)	On August 2, 2012, we announced a share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Share Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the first quarter of 2014, we repurchased approximately 2.2 million shares of common stock under the Share Repurchase Program for an aggregate purchase price of approximately $20.1 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $9.12. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At March 28, 2014, approximately $123.3 million remained of the total authorized amount to purchase common stock pursuant to the Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance based restricted stock units issued to employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Revenues by End-Market

During the first quarter of 2014, we revised our analysis of revenues by end-market, as presented in our 2013 Form 10-K, in order to present a more refined view of revenues by such markets as the categorization of products by end-market can vary over time compared to those previously disclosed. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within each end market. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2013, sample applications for our products and representative original equipment manufacturer customers and end-users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Communications	Networking	Mil-Aero	Medical
Approximate percentage of 2013 Revenue	16%	19%	28%	15%	15%	3%	1%	3%

Sample applications	Notebooks, Ultrabooks, & 2-in-1s	Music Players & Camera Modules	Fuel Economy & Emission Reduction	Smart Grid & Metering	Tablets	Switches	Cockpit Displays	Hearing Devices

	Desktop PCs & All-in-Ones	Flat TVs & Set-Top Boxes	Active Safety	Monitoring & Surveillance	Smart Phone	Routers	Guidance Systems	Imaging

	Graphics	Gaming & Home Entertainment Systems	Body Electronics & Lighting	Motor Controls	Wearables	Base Stations	Infrared Imaging	Diagnostic, Therapy, & Monitoring

	Servers & Workstations	White Goods	Infotainment & Connectivity	General LED Lighting	Torch and Backlighting	Network Cards	Image Sensors	Implantable Devices

	Internal & External Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies

Representative OEM customers and end-users	Apple Inc.	Canon Inc.	Bosch GMBH	Delta Electronics	Apple Inc.	Alcatel Lucent	Aeroflex	Abbot Labs

	Asus	Echostar	Continental Automotive Systems	Emerson Electric Co	Huawei Tech Co., Ltd.	Cisco	British Aerospace	Boston Scientific

	Dell Computer	LG Eletronics	Delphi	Flir Systems	Lenovo	Delta Electronics	General Electric Co.	ELA Medical

	Delta Electronics	Microsoft	Fujitsu Ten LTD	Honeywell Inc.	LG Eletronics	Ericsson	Honeywell Inc	General Electric Co

	Emerson Electric Co	Midea	Hella	Kionix INC	Samsung Electronics	Huawei	ITT Corporation	Intricon Corp

	Foxconn	Panasonic Corporation	Magneti Marelli	Landis + GYR AG	Sony Mobile	Nokia Solutions and Networks	L-3 Communications	Medtronic

	Gigabyte	Philips	Panasonic Corporation	Schneider Electic	Xiaomi Inc.	ZTE Hong Kong LTD	Lockheed Martin	Mindray

	Hewlett Packard Co	Samsung Electronics	TRW Inc	Siemens Industrial	ZTE Hong Kong Ltd		Raytheon Co	Philips

	Lenovo	Sony Corp	Valeo	Tyco International			Rockwell Collins	St. Jude Medical

	Seagate Technology	Whirlpool Corp	Visteon				Sofradir	Starkey Labortories

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of performance based award for Senior Vice Presidents and above) (1) (2)

10.2	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (1)(2)

10.3	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (1)(2)

10.4	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement.

(2)	Filed herewith.

(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 1, 2014	By:	/s/ Bernard Gutmann

Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of performance based award for Senior Vice Presidents and above) (1) (2)

10.2	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (1)(2)

10.3	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (1)(2)

10.4	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (1)(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Management contract or compensation plan, contract, or arrangement.

(2)	Filed herewith.

(3)	Furnished herewith.