Form 10-Q
period 2014-06-27
ON SEMICONDUCTOR CORP
filed 2014-08-01
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 25, 2014:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	441,127,284

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term

2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B

Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan

AMIS	AMIS Holdings, Inc.

ASU	Accounting Standards Update

ASC	Accounting Standards Codification

ASIC	Application Specific Integrated Circuit

Catalyst	Catalyst Semiconductor, Inc.

CMD	California Micro Devices Corporation

DSP	Digital signal processing

ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan

FASB	Financial Accounting Standards Board

Freescale	Freescale Semiconductor, Inc.

IP	Intellectual property

IPRD	In-Process Research and Development

KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan

LED	Light-emitting diode

LSI	Large Scale Integration

Motorola	Motorola Inc.

PulseCore	PulseCore Holdings (Cayman) Inc.

SANYO Semiconductor	SANYO Semiconductor Co., Ltd.

SCI LLC	Semiconductor Components Industries, LLC

SDT	Sound Design Technologies Ltd.

SMBC	Sumitomo Mitsui Banking Corporation

TMOS	T-metal oxide semiconductor

WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	June 27, 2014	December 31, 2013
Assets
Cash and cash equivalents	$598.9	$509.5
Short-term investments	2.3	116.2
Receivables, net	437.3	383.4
Inventories	632.6	611.8
Other current assets	90.5	89.3

Total current assets	1,761.6	1,710.2
Property, plant and equipment, net	1,141.7	1,074.2
Goodwill	211.6	184.6
Intangible assets, net	245.5	223.4
Other assets	58.0	64.6

Total assets	$3,418.4	$3,257.0

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$305.4	$276.8
Accrued expenses	231.9	220.3
Deferred income on sales to distributors	162.6	140.5
Current portion of long-term debt (see Note 7)	169.4	181.6

Total current liabilities	869.3	819.2
Long-term debt (see Note 7)	735.5	760.6
Other long-term liabilities	174.1	190.4

Total liabilities	1,778.9	1,770.2

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 520,663,680 and 515,888,942 shares issued, 441,195,380 and 440,250,288 shares outstanding, respectively)	5.2	5.2
Additional paid-in capital	3,250.6	3,210.8
Accumulated other comprehensive loss	(45.3)	(47.4)
Accumulated deficit	(995.7)	(1,142.1)
Less: treasury stock, at cost: 79,468,300 and 75,638,654 shares, respectively	(608.1)	(572.5)

Total ON Semiconductor Corporation stockholders’ equity	1,606.7	1,454.0
Non-controlling interest in consolidated subsidiary	32.8	32.8

Total stockholders’ equity	1,639.5	1,486.8

Total liabilities and equity	$3,418.4	$3,257.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenues	$757.6	$688.3	$1,464.1	$1,349.3
Cost of revenues	484.6	456.5	940.3	913.0

Gross profit	273.0	231.8	523.8	436.3
Operating expenses:
Research and development	84.2	83.1	162.3	171.5
Selling and marketing	47.9	43.3	92.3	83.1
General and administrative	44.7	40.2	85.7	76.4
Amortization of acquisition-related intangible assets	10.4	8.2	18.6	16.6
Restructuring, asset impairments and other, net	4.1	6.1	9.9	0.1

Total operating expenses	191.3	180.9	368.8	347.7

Operating income	81.7	50.9	155.0	88.6

Other income (expense), net:
Interest expense	(7.9)	(9.3)	(16.0)	(19.4)
Interest income	0.2	0.4	0.4	0.7
Other	(1.2)	4.1	(1.8)	5.0
Loss on debt exchange	—	—	—	(3.1)

Other income (expense), net	(8.9)	(4.8)	(17.4)	(16.8)

Income before income taxes	72.8	46.1	137.6	71.8
Income tax benefit	16.2	2.6	10.0	0.2

Net income	89.0	48.7	147.6	72.0
Less: Net income attributable to non-controlling interest	(1.0)	(1.0)	(1.2)	(1.7)

Net income attributable to ON Semiconductor Corporation	$88.0	$47.7	$146.4	$70.3

Comprehensive income (loss), net of tax:
Net income	$89.0	$48.7	$147.6	$72.0

Foreign currency translation adjustments	(0.2)	2.5	(0.6)	(5.8)
Effects of cash flow hedges	1.3	(3.4)	2.7	(4.3)
Unrealized loss on available-for-sale securities	—	0.2	—	0.1

Other comprehensive income (loss)	1.1	(0.7)	2.1	(10.0)

Comprehensive income	90.1	48.0	149.7	62.0
Comprehensive income attributable to non-controlling interest	(1.0)	(1.0)	(1.2)	(1.7)

Comprehensive income attributable to ON Semiconductor Corporation	$89.1	$47.0	$148.5	$60.3

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.20	$0.11	$0.33	$0.16

Diluted	$0.20	$0.11	$0.33	$0.16

Weighted average common shares outstanding:
Basic	441.1	450.7	440.7	450.1

Diluted	444.5	453.3	444.5	452.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net income	$147.6	$72.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.3	103.6
Gain on sale or disposal of fixed assets	(0.3)	(7.1)
Loss on debt exchange	—	3.1
Amortization of debt issuance costs	0.7	0.6
Provision for excess inventories	11.5	39.9
Non-cash share-based compensation expense	21.9	16.4
Non-cash interest	3.3	5.8
Non-cash asset impairment charges	1.8	—
Non-cash foreign currency translation gain	—	(21.0)
Reversal of deferred tax asset valuation allowance	(21.5)	—
Other	2.7	(5.9)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(44.0)	(56.5)
Inventories	(13.4)	(33.3)
Other assets	—	32.1
Accounts payable	(0.2)	2.9
Accrued expenses	4.1	(13.8)
Deferred income on sales to distributors	22.1	18.4
Other long-term liabilities	(20.1)	(16.8)

Net cash provided by operating activities	226.5	140.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(96.5)	(84.7)
Proceeds from sales of property, plant and equipment	0.2	8.4
Deposits utilized (made) for purchases of property, plant and equipment	1.3	(1.5)
Purchase of businesses, net of cash acquired	(90.9)	—
Proceeds from held-to-maturity securities	116.2	124.2
Purchases of held-to-maturity securities	(2.3)	(162.3)

Net cash used in investing activities	(72.0)	(115.9)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	2.5	2.1
Proceeds from exercise of stock options	15.4	6.6
Payments of tax withholding for restricted shares	(5.4)	(2.2)
Repurchase of common stock	(30.8)	(9.4)
Proceeds from debt issuance	15.0	26.2
Payment of capital lease obligations	(21.0)	(21.8)
Repayment of long-term debt	(40.7)	(107.6)
Dividend to non-controlling shareholder of consolidated subsidiary	(1.2)	—

Net cash used in financing activities	(66.2)	(106.1)

Effect of exchange rate changes on cash and cash equivalents	1.1	(9.2)

Net increase (decrease) in cash and cash equivalents	89.4	(90.8)
Cash and cash equivalents, beginning of period	509.5	486.9

Cash and cash equivalents, end of period	$598.9	$396.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:	Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for each quarter, with the first three quarters ending on the last Friday in March, June and September, and the fourth quarter ending on December 31. The three months ended June 27, 2014 and June 28, 2013 each contained 91 days. The six months ended June 27, 2014 and June 28, 2013 contained 178 days and 179 days, respectively.

The accompanying unaudited financial statements as of June 27, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. Additionally, the balance sheet as of December 31, 2013 was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”). The results for the interim periods are not necessarily indicative of the results of operations that may be expected for the full year. The Company condensed certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

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

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the revenue recognition requirements in Topic 605. Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. The related amendments are effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s Consolidated Financial Statements.

Note 3:	Acquisitions

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Accordingly, acquisition costs are not included as components of consideration transferred, but are accounted for as expenses in the period in which the costs are incurred. During the quarter and six months ended June 27, 2014, the Company incurred acquisition related costs of approximately $3.7 million and $4.0 million, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Acquisition of Truesense Imaging, Inc. (“Truesense”)

On April 30, 2014, the Company acquired 100% of Truesense for approximately $95.1 million in cash, subject to customary closing adjustments. During the second quarter of 2014, Truesense was incorporated into the Company’s Application Products Group. The acquisition of Truesense strengthens the Company’s product portfolio targeting industrial end-markets such as machine vision, surveillance, and intelligent transportation systems by complementing the Company’s existing high-speed, high-resolution, power-efficient image sensing solutions with Truesense’s high-performance image sensors for low-light, low-noise.

The following table presents the initial allocation of the purchase price of Truesense to the assets acquired and liabilities assumed on April 30, 2014 based on their fair values (in millions):

Allocation
Cash and cash equivalents	$4.2
Receivables, net	8.8
Inventories	18.8
Other current assets	2.6
Property, plant and equipment	25.6
Goodwill	27.0
Intangible assets	33.1
In-process research and development	7.5

Total assets acquired	127.6

Accounts payable	3.8
Other current liabilities	5.6
Other non-current liabilities	23.1

Total liabilities assumed	32.5

Net assets acquired	$95.1

Acquired intangible assets include $7.5 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. A discount rate of 21% was used in the present value calculations, and was derived from a weighted-average cost of capital analysis, adjusted to reflect the risks inherent in the acquired research and development operations.

Other acquired intangible assets of $33.1 million include: customer relationships of $20.4 million (five year weighted-average useful life) and developed technology of $12.7 million (twelve year weighted-average useful life).

Goodwill of $27.0 million was assigned to the Application Products Group. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining Truesense with the Company’s existing image sensor business. These synergies provide the capability of providing a broad range of high-performance image sensors to the industrial end-market. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). The $27.0 million of goodwill as of June 27, 2014 is not expected to be deductible for tax purposes.

The initial purchase price allocation is subject to change as the Company finalizes its determination relating to the valuation of net assets acquired from Truesense. Accordingly, future adjustments may impact the initial amount of goodwill represented in the table above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following unaudited pro-forma consolidated results of operations for the quarters and six months ended June 27, 2014 and June 28, 2013 have been prepared as if the acquisition of Truesense had occurred on January 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, interest expense and the effect of taxes (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenues	$765.3	$708.2	$1,490.4	$1,385.1
Gross profit	$276.2	$240.6	$534.1	$452.1
Net income attributable to ON Semiconductor Corporation	$88.5	$49.2	$147.3	$71.1
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.20	$0.11	$0.33	$0.16
Diluted	$0.20	$0.11	$0.33	$0.16

Acquisition of Aptina, Inc. (“Aptina”)

On June 9, 2014, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Aptina, pursuant to which, at the effective time of the merger, Aptina would become an indirect wholly-owned subsidiary of ON Semiconductor, for an estimated purchase price of approximately $400.0 million in cash, subject to customary closing adjustments as set forth in the Merger Agreement. The transaction remains subject to the satisfaction or waiver of various closing conditions and is subject to certain regulatory approvals.

Note 4:	Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant operating segment as of June 27, 2014 and December 31, 2013 (in millions):

	Balance as of June 27, 2014			Balance as of December 31, 2013
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$574.4	$(410.2)	$164.2	$547.4	$(410.2)	$137.2
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$650.4	$(438.8)	$211.6	$623.4	$(438.8)	$184.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While management did not identify any triggering events through June 27, 2014 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of June 27, 2014 and December 31, 2013 (in millions):

	June 27, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.7)	$—	$(0.4)	$3.8	5-12
Customer relationships	300.7	(114.0)	(27.3)	(23.0)	136.4	5-18
Patents	43.7	(20.1)	—	(13.7)	9.9	12
Developed technology	158.9	(75.0)	—	(2.4)	81.5	5-13
Trademarks	14.0	(6.5)	—	(1.1)	6.4	15
In-process research and development	7.5	—	—	—	7.5

Total intangibles	$538.7	$(225.3)	$(27.3)	$(40.6)	$245.5

	December 31, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value	Useful Life (in Years)
Intellectual property	$13.9	$(9.4)	$—	$(0.4)	$4.1	5-12
Customer relationships	280.3	(105.5)	(27.4)	(23.0)	124.4	5-18
Patents	43.7	(19.0)	—	(13.7)	11.0	12
Developed technology	146.2	(66.7)	—	(2.4)	77.1	5-12
Trademarks	14.0	(6.1)	—	(1.1)	6.8	15

Total intangibles	$498.1	$(206.7)	$(27.4)	$(40.6)	$223.4

Amortization expense for acquisition-related intangible assets amounted to $10.4 million and $18.6 million for the quarter and six months ended June 27, 2014, respectively, and $8.2 million and $16.6 million for the quarter and six months ended June 28, 2013, respectively. Amortization expense for intangible assets, with the exception of the $7.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2014	$24.0
2015	44.3
2016	34.6
2017	30.3
2018	25.8
Thereafter	79.0

Total estimated amortization expense	$238.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5:	Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and six months ended June 27, 2014 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended June 27, 2014
System Solutions Group Voluntary Retirement Program	$2.3	$—	$(1.7)	$0.6
KSS facility closure	3.1	—	(1.4)	1.7
Other	0.5	1.3	—	1.8

Total	$5.9	$1.3	$(3.1)	$4.1

Six months ended June 27, 2014
System Solutions Group Voluntary Retirement Program	$7.3	$—	$(4.5)	$2.8
KSS facility closure	6.7	—	(1.4)	5.3
Other	0.5	1.3	—	1.8

Total	$14.5	$1.3	$(5.9)	$9.9

The following is a rollforward of the accrued restructuring charges from December 31, 2013 to June 27, 2014 (in millions):

	Balance as of December 31, 2013	Charges	Usage	Balance as of June 27, 2014
Estimated employee separation charges	$25.2	$13.6	$(21.2)	$17.6
Estimated costs to exit	1.0	0.9	(1.0)	0.9

Total	$26.2	$14.5	$(22.2)	$18.5

Activity related to the Company’s Restructuring, asset impairments and other, net for programs that had not been completed as of June 27, 2014, is as follows:

System Solutions Group Voluntary Retirement Program

During the fourth quarter of 2013, the Company initiated a voluntary retirement program for employees of certain of its System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program of which approximately 340 employees had retired by June 27, 2014. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. For the six months ended June 27, 2014, the Company recognized approximately $7.3 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program. The Company expects to incur an additional $0.2 million in employee separation charges related to this program through the end of 2014.

As part of the Q4 2013 Voluntary Retirement Program, approximately 70 contractor positions were also identified for elimination, of which all had exited by June 27, 2014. During the six months ended June 27, 2014, an additional 40 positions were identified for elimination, as an extension of this program, consisting of 20 employees and 20 contractors, substantially all of which had exited by June 27, 2014.

As a result of the Q4 2013 Voluntary Retirement Program, the Company recognized a pension curtailment benefit associated with the affected employees of $1.7 million and $4.5 million during the quarter and six months ended June 27, 2014, respectively, which is recorded in Restructuring, asset impairments and other, net. As of June 27, 2014, the accrued liability for the Q4 2013 Voluntary Retirement Program associated with employee separation charges was $4.3 million. See Note 6: “Balance Sheet Information” for additional information.

During the quarter ended June 27, 2014, the Company initiated further voluntary retirement activities, applicable to an additional 60 to 70 positions, for certain of its System Solutions Group subsidiaries in Japan, consisting of employees and contractors which are expected to be eliminated during the third quarter of 2014.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other of the Company’s manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the quarter ended June 27, 2014, the Company recorded approximately $3.0 million of employee separation charges and $0.1 million of exit costs related to the KSS Plan. The Company expects to record additional KSS Plan severance costs and related employee benefit plan expenses of approximately $1.8 million along with other exit costs of approximately $3.0 million to $4.0 million, offset by a pension curtailment gain of approximately $0.6 million through the end of 2014.

As a result of the KSS facility closure, the Company recognized a $1.4 million pension curtailment benefit associated with the affected employees during the quarter and six months ended June 27, 2014, which is recorded in Restructuring, asset impairments and other, net. See Note 6: “Balance Sheet Information” for additional information.

As of June 27, 2014, the accrued liability associated with employee separation charges was $12.7 million for the KSS Plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:	Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of June 27, 2014 and December 31, 2013 consist of the following (dollars in millions):

	June 27, 2014	December 31, 2013
Receivables, net:
Accounts receivable	$438.4	$384.4
Less: Allowance for doubtful accounts	(1.1)	(1.0)

	$437.3	$383.4

Inventories:
Raw materials	$96.4	$89.2
Work in process	337.4	319.6
Finished goods	198.8	203.0

	$632.6	$611.8

Other current assets:
Prepaid expenses	$25.8	$24.8
Value added and other income tax receivables	29.7	31.7
Other	35.0	32.8

	$90.5	$89.3

Property, plant and equipment, net (1):
Land	$53.2	$52.3
Buildings	493.0	467.7
Machinery and equipment	2,025.7	1,918.4

Total property, plant and equipment	2,571.9	2,438.4
Less: Accumulated depreciation	(1,430.2)	(1,364.2)

	$1,141.7	$1,074.2

Accrued expenses:
Accrued payroll	$107.4	$91.3
Sales related reserves	55.9	54.2
Restructuring reserves	18.5	26.2
Accrued pension liability	8.6	10.4
Accrued interest	2.7	1.9
Other	38.8	36.3

	$231.9	$220.3

(1)	Included in property, plant, and equipment are approximately $9.1 million of fixed assets which are held-for-sale as of June 27, 2014.

Warranty Reserves

The activity related to the Company’s warranty reserves for the six months ended June 27, 2014 and June 28, 2013, respectively, is as follows (in millions):

	Six Months Ended
	June 27, 2014	June 28, 2013
Beginning Balance	$6.0	$10.2
Provision	1.1	2.0
Usage	(1.3)	(5.1)

Ending Balance	$5.8	$7.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 27, 2014, the total accrued pension liability for underfunded plans was $110.1 million, of which the current portion of $8.6 million was classified as accrued expenses. As of December 31, 2013, the total accrued pension liability for underfunded plans was $128.9 million, of which the current portion of $10.4 million was classified as accrued expenses.

The Company recorded a pension curtailment gain of $3.1 million and $5.9 million included in Restructuring, asset impairments and other, net for the quarter and six months ended June 27, 2014, respectively, related to the Q4 2013 Voluntary Retirement Program and KSS facility closure. See Note 5: “Restructuring, Asset Impairments and Other, Net” for additional information.

The components of the Company’s net periodic pension expense for the quarters ended June 27, 2014 and June 28, 2013 are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Service cost	$2.4	$2.9	$4.9	$6.6
Interest cost	1.5	1.6	3.0	3.6
Expected return on plan assets	(0.9)	(1.1)	(1.8)	(2.2)
Curtailment gain	(3.1)	(2.9)	(5.9)	(11.9)
Actuarial loss	—	—	—	13.6

Total net periodic pension cost	$(0.1)	$0.5	$0.2	$9.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:	Long-Term Debt

The Company’s long-term debt consists of the following (dollars in millions):

	June 27, 2014	December 31, 2013
Senior Revolving Credit Facility due 2018, interest payable quarterly at 1.75% and 2.00% respectively	$120.0	$120.0
Loan with Japanese bank due 2014 through 2018, interest payable quarterly at 1.98% and 2.00%, respectively (1)	254.8	273.7
2.625% Notes, Series B (net of discount of $18.3 million and $21.7 million, respectively) (2)	338.6	335.2
Loan with Hong Kong bank, interest payable weekly at 1.90% and 1.91%, respectively	25.0	40.0
Loans with Philippine bank due 2014 through 2015, interest payable monthly and quarterly at an average rate of 2.15% and 2.16%, respectively	36.7	39.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.33% and 3.34%, respectively	7.0	7.0
Loan with Singapore bank, interest payable weekly at 1.40% and 1.94%, respectively	30.0	15.0
Loan with British finance company, interest payable monthly at 0.0% and 1.57%, respectively	—	0.2
U.S. real estate mortgages payable monthly through 2016 at an average rate of 4.86%	27.2	28.1
U.S. equipment financing payable monthly through 2016 at 2.94%	7.1	9.5
Canada equipment financing payable monthly through 2017 at 3.81%	5.1	5.9
Canada revolving line of credit, interest payable quarterly at 1.83% and 1.84%, respectively	15.0	15.0
Capital lease obligations	38.4	53.4

Long-term debt, including current maturities	904.9	942.2
Less: Current maturities	(169.4)	(181.6)

Long-term debt	$735.5	$760.6

(1)	This loan represents SCI LLC’s unsecured loan with SMBC, which is guaranteed by the Company.
(2)	Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.

Expected maturities relating to the Company’s long-term debt as of June 27, 2014 are as follows (in millions):

Period	Expected Maturities
Remainder of 2014	$81.5
2015	130.9
2016	426.8
2017	39.6
2018	243.5
Thereafter	0.9

Total	$923.2

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest put date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2013 Form 10-K.

Debt Guarantees

ON Semiconductor was the sole issuer of the 2.625% Notes, Series B. See Note 16: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the 2.625% Notes, Series B, the guarantor subsidiaries and the non-guarantor subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:	Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net income attributable to ON Semiconductor Corporation	$88.0	$47.7	$146.4	$70.3

Basic weighted average common shares outstanding	441.1	450.7	440.7	450.1
Add: Incremental shares for:
Dilutive effect of share-based awards	3.4	2.6	3.8	2.8

Diluted weighted average common shares outstanding	444.5	453.3	444.5	452.9

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.20	$0.11	$0.33	$0.16

Diluted	$0.20	$0.11	$0.33	$0.16

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 7.1 million and 13.2 million for the quarters ended June 27, 2014 and June 28, 2013, respectively, and 7.4 million and 12.9 million for the six months ended June 27, 2014 and June 28, 2013, respectively.

The dilutive impact related to the Company’s 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program is as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Number of repurchased shares (1)	1.1	1.5	3.3	1.5
Beginning accrued share repurchases (2)	1.3	—	0.6	—
Aggregate purchase price	$10.1	$12.1	$30.2	$12.1
Less: ending accrued share repurchases (3)	$—	$(2.7)	$—	$(2.7)

Total cash used for share repurchases	$11.4	$9.4	$30.8	$9.4

Weighted-average purchase price per share (4)	$9.57	$7.87	$9.27	$7.87
Available for future purchases at period end	$113.2	$232.6	$113.2	$232.6

(1)	None of these shares had been reissued or retired as of June 27, 2014, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and six months ended June 27, 2014 was $0.9 million and $5.4 million, respectively, for which the Company withheld approximately 0.1 million and 0.6 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of June 27, 2014; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2013, the non-controlling interest balance was $32.8 million. This balance was unchanged at $32.8 million as of June 27, 2014 due to the non-controlling interest’s $1.2 million share of the earnings for the six months ended June 27, 2014, offset by a $1.2 million dividend paid to the non-controlling shareholder.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance increased to $31.3 million at June 28, 2013 due to the non-controlling interest’s $1.7 million share of the earnings for the six months ended June 28, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 9:	Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units and ESPP for the quarters ended June 27, 2014 and June 28, 2013 was comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Cost of revenues	$1.7	$1.4	$3.1	$2.5
Research and development	2.2	1.7	4.0	3.1
Selling and marketing	2.2	1.6	3.7	2.7
General and administrative	7.3	5.9	11.1	8.1

Share-based compensation expense before income taxes	$13.4	$10.6	$21.9	$16.4

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$13.4	$10.6	$21.9	$16.4

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At June 27, 2014, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $4.1 million. At June 27, 2014, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $57.6 million. The total intrinsic value of stock options exercised during the quarter and six months ended June 27, 2014 was $3.1 million and $6.4 million, respectively. The Company recorded cash received from the exercise of stock options of $5.8 million and $15.4 million during the quarter and six months ended June 27, 2014. The Company recorded no related income tax benefits during the quarter and six months ended June 27, 2014.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11.0% and 11.0% in the quarters and six months ended June 27, 2014 and June 28, 2013, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5.0% and 5.0% in the quarters and six months ended June 27, 2014 and June 28, 2013, respectively.

Shares Available

As of December 31, 2013, there was an aggregate of 37.4 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 4.3 million shares available for issuance under the ESPP. As of June 27, 2014, there was an aggregate of 36.7 million shares of common stock available for grant under the Amended and Restated SIP and 3.9 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Options

A summary of stock option transactions follows (in millions except per share and term data):

	Six Months Ended June 27, 2014
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2013	14.0	$7.89
Granted	—	—
Exercised	(2.4)	6.56
Canceled	(0.3)	10.19

Outstanding at July 27, 2014	11.3	$8.10	3.2	$16.0

Exercisable at July 27, 2014	9.2	$8.28	2.8	$12.1

Additional information about stock options outstanding at June 27, 2014 with exercise prices less than or above $9.09 per share, the effective closing price of the Company’s common stock at June 27, 2014, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.09	4.8	$6.59	2.0	$7.13	6.8	$6.75
Above $9.09	4.4	$10.16	0.1	$9.70	4.5	$10.15

Total outstanding	9.2	$8.28	2.1	$7.25	11.3	$8.10

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents a summary of the status of the Company’s restricted stock units granted to certain officers and employees of the Company as of June 27, 2014, and changes during the six months ended June 27, 2014 (number of shares in millions):

	Six Months Ended June 27, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2013	10.8	$8.52
Granted	3.5	9.32
Released	(1.9)	8.37
Forfeited	(3.1)	10.14

Non-vested shares underlying restricted stock units at June 27, 2014	9.3	$8.32

Stock Grant Awards

During the quarter and six months ended June 27, 2014, the Company granted approximately 0.1 million shares of stock pursuant to stock grant awards to certain directors of the Company with immediate vesting and a weighted average grant date fair value of $8.66 per share.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10:	Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of June 27, 2014 (in millions):

Remainder of 2014	$17.0
2015	14.5
2016	10.8
2017	8.3
2018	6.3
Thereafter	31.1

Total	$88.0

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of June 27, 2014. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.2 million as of June 27, 2014.

As part of securing financing in the normal course of business, the Company issued guarantees related to its receivables financing, certain capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $62.9 million as of June 27, 2014. The Company is also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $254.8 million as of June 27, 2014. See Note 7: “Long-Term Debt” for further information on this loan.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 11:	Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2014 and December 31, 2013 (in millions):

	Balance as of June 27, 2014	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash and cash equivalents:
Demand and time deposits	$442.9	$442.9	$447.5	$447.5
Money market funds	156.0	156.0	62.0	62.0
Liabilities:
Foreign currency exchange contracts	$0.1	$0.1	$0.1	$0.1

Short-term investments have an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and the ability to hold these securities until maturity. Short-term investments classified as held-to-maturity as of June 27, 2014 and December 31, 2013 were as follows (in millions):

	Balance at June 27, 2014		Balance at December 31, 2013
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments held-to-maturity
Commercial paper	$—	$—	$15.5	$15.5
Corporate bonds	2.3	2.3	93.7	93.7
Government agencies	—	—	7.0	7.0

	$2.3	$2.3	$116.2	$116.2

The Company’s financial assets are valued using market prices on active markets (Level 1). The Company’s short-term investments balance of $2.3 million as of June 27, 2014 is classified as held-to-maturity and is carried at amortized cost. There was no unrealized gain or loss on these short-term investments as of June 27, 2014.

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of June 27, 2014 and December 31, 2013 are as follows (in millions):

	June 27, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
2.625% Notes, Series B	$338.6	$418.0	$335.2	$392.6
Long-term debt	$488.5	$490.2	$510.2	$511.4

The fair value of the Company’s 2.625% Notes, Series B was estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of June 27, 2014 and December 31, 2013.

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

As of June 27, 2014 and December 31, 2013, the Company had outstanding foreign exchange contracts with notional amounts of $132.5 million and $101.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of June 27, 2014 and December 31, 2013 (in millions):

	June 27, 2014		December 31, 2013
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(31.7)	$31.7	$(30.5)	$30.5
Japanese Yen	(23.3)	23.3	(6.7)	6.7
Malaysian Ringgit	42.6	42.6	35.8	35.8
Philippine Peso	16.9	16.9	11.7	11.7
Other Currencies	12.7	18.0	10.6	17.0

	$17.2	$132.5	$20.9	$101.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of June 27, 2014, the counterparties to the Company’s foreign exchange contracts are highly rated financial institutions and no credit-related losses are anticipated. Amounts payable or receivable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended June 27, 2014 and June 28, 2013, realized and unrealized foreign currency transaction loss was $1.1 million and a gain of $4.3 million, respectively. For the six months ended June 27, 2014 and June 28, 2013, realized and unrealized foreign currency transaction loss was $1.8 million and a gain of $4.8 million, respectively.

As of June 27, 2014 and December 31, 2013, the Company had balances for contracts not designated as cash flow hedges of $0.1 million and $0.1 million, respectively, that were classified as other liabilities.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of June 27, 2014 was approximately $42.5 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

For the quarter and six months ended June 27, 2014, the Company recorded a net loss of $0.1 million and $1.4 million, respectively, associated with cash flow hedges recognized as a component of cost of revenues. As of June 27, 2014, the Company had a zero liability balance for contracts designated as cash flow hedging instruments. As of December 31, 2013, the Company had a $1.8 million liability balance for contracts designated as cash flow hedging instruments that were classified as other liabilities. As of June 27, 2014, the Company had a $0.8 million asset balance for contracts designated as cash flow hedging instruments that were classified as other assets. As of December 31, 2013, the Company had no asset balances for contracts designated as cash flow hedging instruments.

Note 13:	Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the six months ended June 27, 2014 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2013	$(46.0)	$(1.8)	$0.4	$(47.4)

Other comprehensive income (loss) prior to reclassifications	(0.6)	4.1	—	3.5
Amounts reclassified from accumulated other comprehensive loss	—	(1.4)	—	(1.4)

Net current period other comprehensive gain	(0.6)	2.7	—	2.1

Balance as of June 27, 2014	$(46.6)	$0.9	$0.4	$(45.3)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter and six months ended June 27, 2014 were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended June 27, 2014	Six Months Ended June 27, 2014	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$(0.1)	$(1.4)	Cost of revenues

Included in accumulated other comprehensive loss as of June 27, 2014 is approximately $9.4 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate and wind-down the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:	Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes are as follows (in millions):

	For the Six Months Ended
	June 27, 2014	June 28, 2013
Non-cash financing activities:
Capital expenditures in accounts payable	$80.1	$56.9
Equipment acquired or refinanced through capital leases	$6.1	$2.1
Cash (received) paid for:
Interest income	$(0.4)	$(0.7)
Interest expense	$11.2	$11.3
Income taxes	$8.6	$7.4

Supplemental Disclosure of Income Tax Information

The income tax benefit for the quarter ended June 27, 2014 consisted of the reversal of $21.5 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $3.2 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter ended June 27, 2014, partially offset by $6.6 million for income and withholding taxes of certain of our foreign and domestic operations and $1.9 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax benefit for the six months ended June 27, 2014 included the reversal of $21.5 million of the Company’s previously established valuation allowance against its U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $3.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter ended June 27, 2014, partially offset by $12.9 million for income and withholding taxes of certain of our foreign and domestic operations and $2.2 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The Company’s provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. The Company’s effective tax rate for the quarter and six months ended June 27, 2014 was a benefit of 22.3% and 7.3%, respectively, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of valuation allowances and certain reserves and interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter and six months ended June 27, 2014. The Company continues to maintain a full valuation allowance on all of its domestic and substantially all of its Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on the Company’s domestic deferred tax assets will be reversed within one year of June 27, 2014, which is not expected to have a material effect on the Company’s cash taxes. As of December 31, 2013, the valuation allowance on our domestic deferred tax assets was approximately $524 million.

Note 15:	Segment Information

As of June 27, 2014, the Company was organized into three operating segments, which also represented its three reporting segments: Application Products Group, Standard Products Group and System Solutions Group. Each of the Company’s major product lines has been examined and each product line has been assigned to a segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues, gross profit and operating income for the Company’s reportable segments for the quarters and six months ended June 27, 2014 and June 28, 2013, respectively, are as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For the quarter ended June 27, 2014:
Revenues from external customers	$301.2	$303.7	$152.7	$757.6
Segment gross profit	$136.9	$110.2	$31.0	$278.1
Segment operating income (loss)	$36.5	$60.7	$(0.1)	$97.1
For the quarter ended June 28, 2013:
Revenues from external customers	$251.5	$276.4	$160.4	$688.3
Segment gross profit	$110.4	$106.0	$20.5	$236.9
Segment operating income (loss)	$22.2	$65.3	$(23.0)	$64.5

	Application Products Group	Standard Products Group	System Solutions Group	Total
For the six months ended June 27, 2014:
Revenues from external customers	$580.7	$596.6	$286.8	$1,464.1
Segment gross profit	$263.0	$216.4	$56.0	$535.4
Segment operating income (loss)	$74.3	$120.9	$(8.8)	$186.4
For the six months ended June 28, 2013:
Revenues from external customers	$496.5	$541.6	$311.2	$1,349.3
Segment gross profit	$217.3	$200.5	$29.1	$446.9
Segment operating income (loss)	$49.7	$122.9	$(68.7)	$103.9

Depreciation and amortization expense is included in segment operating income. Reconciliations of segment gross profit and segment operating income to the financial statements are as follows (in millions):

	Quarter Ended
	June 27, 2014	June 28, 2013
Gross profit for reportable segments	$278.1	$236.9
Unallocated amounts:
Other unallocated manufacturing costs	(5.1)	(5.1)

Gross profit	$273.0	$231.8

Operating income for reportable segments	$97.1	64.5
Unallocated amounts:
Restructuring and other charges	(4.1)	(6.1)
Other unallocated manufacturing costs	(5.1)	(5.1)
Other unallocated operating expenses	(6.2)	(2.4)

Operating income	$81.7	$50.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Six Months Ended
	June 27, 2014	June 28, 2013
Gross profit for reportable segments	$535.4	$446.9
Unallocated amounts:
Other unallocated manufacturing costs	(11.6)	(10.6)

Gross profit	$523.8	$436.3

Operating income for reportable segments	186.4	103.9
Unallocated amounts:
Restructuring and other charges	(9.9)	(0.1)
Other unallocated manufacturing costs	(11.6)	(10.6)
Other unallocated operating expenses	(9.9)	(4.6)

Operating income	$155.0	$88.6

The Company’s consolidated assets are not specifically assigned to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s reporting segments. See Note 6: “Balance Sheet Information” for additional information.

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographical location.

Revenues by geographic location, including local sales made by operations within each area based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended
	June 27, 2014	June 28, 2013
United States	$126.1	$98.5
Japan	66.8	75.7
China	220.9	198.5
Singapore	189.7	180.9
United Kingdom	118.3	102.6
Other	35.8	32.1

	$757.6	$688.3

	Six Months Ended
	June 27, 2014	June 28, 2013
United States	$238.1	$197.4
Japan	132.1	147.3
China	423.6	397.9
Singapore	370.1	347.3
United Kingdom	235.5	200.3
Other	64.7	59.1

	$1,464.1	$1,349.3

For the quarters and six months ended June 27, 2014 and June 28, 2013, there were no individual customers which accounted for more than 10% of the Company’s total revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	June 27, 2014	December 31, 2013
United States	$284.2	$255.3
Czech Republic	114.5	111.1
Malaysia	225.3	213.9
Philippines	188.4	173.8
Other	329.3	320.1

	$1,141.7	$1,074.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 16:	Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the 2.625% Notes, Series B. ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, CMD, SDT, SANYO Semiconductor and Truesense (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee, subject to customary releases, on a joint and several basis ON Semiconductor’s obligations under the 2.625% Notes, Series B. The Guarantor Subsidiaries include SCI LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the 2.625% Notes, Series B. The repayment of the unsecured 2.625% Notes, Series B is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indenture for the 2.625% Notes, Series B.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Condensed consolidating financial information for the issuer of the 2.625% Notes, Series B, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 27, 2014

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$302.8	$—	$296.1	$—	$598.9
Short-term investments	—	2.3	—	—	—	2.3
Receivables, net	—	59.2	—	378.1	—	437.3
Inventories	—	47.5	—	582.3	2.8	632.6
Short-term intercompany receivables	—	—	4.7	67.6	(72.3)	—
Other current assets	—	24.0	—	66.5	—	90.5

Total current assets	—	435.8	4.7	1,390.6	(69.5)	1,761.6
Property, plant and equipment, net	—	255.9	3.1	884.3	(1.6)	1,141.7
Goodwill	—	111.6	37.3	62.7	—	211.6
Intangible assets, net	—	105.5	—	159.7	(19.7)	245.5
Long-term intercompany receivables	—	—	—	1.8	(1.8)	—
Other assets	1,945.6	1,921.0	136.3	831.6	(4,776.5)	58.0

Total assets	$1,945.6	$2,829.8	$181.4	$3,330.7	$(4,869.1)	$3,418.4

Accounts payable	$—	$37.2	$0.1	$268.1	$—	$305.4
Accrued expenses	0.3	61.5	0.5	169.6	—	231.9
Deferred income on sales to distributors	—	38.6	—	124.0	—	162.6
Current portion of long-term debt	—	67.8	—	101.6	—	169.4
Short-term intercompany payables	—	72.3	—	—	(72.3)	—

Total current liabilities	0.3	277.4	0.6	663.3	(72.3)	869.3
Long-term debt	338.6	372.3	—	24.6	—	735.5
Other long-term liabilities	—	20.5	0.1	153.5	—	174.1
Long-term intercompany payables	—	1.8	—	—	(1.8)	—

Total liabilities	338.9	672.0	0.7	841.4	(74.1)	1,778.9
Common stock	5.2	24.6	50.9	173.9	(249.4)	5.2
Additional paid-in capital	3,250.6	2,370.6	260.1	1,497.7	(4,128.4)	3,250.6
Accumulated other comprehensive loss	(45.3)	(46.9)	—	(39.2)	86.1	(45.3)
Accumulated deficit	(995.7)	(190.5)	(130.3)	856.9	(536.1)	(995.7)
Less: treasury stock, at cost	(608.1)	—	—	—	—	(608.1)

Total ON Semiconductor Corporation stockholders’ equity	1,606.7	2,157.8	180.7	2,489.3	(4,827.8)	1,606.7
Non-controlling interest in consolidated subsidiary	—	—	—	—	32.8	32.8

Total equity	1,606.7	2,157.8	180.7	2,489.3	(4,795.0)	1,639.5

Total liabilities and equity	$1,945.6	$2,829.8	$181.4	$3,330.7	$(4,869.1)	$3,418.4

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JUNE 27, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$177.2	$4.0	$1,050.1	$(473.7)	$757.6
Cost of revenues	—	142.9	0.3	816.3	(474.9)	484.6

Gross profit	—	34.3	3.7	233.8	1.2	273.0
Operating expenses:
Research and development	—	13.2	2.9	68.1	—	84.2
Selling and marketing	—	20.9	0.2	26.8	—	47.9
General and administrative	—	17.3	0.3	27.1	—	44.7
Amortization of acquisition related intangible assets	—	3.8	—	7.6	(1.0)	10.4
Restructuring, asset impairments and other, net	—	0.9	—	3.2	—	4.1

Total operating expenses	—	56.1	3.4	132.8	(1.0)	191.3

Operating income (loss)	—	(21.8)	0.3	101.0	2.2	81.7
Other income (expense), net:
Interest expense	(4.2)	(3.1)	—	(0.6)	—	(7.9)
Interest income	—	—	—	0.2	—	0.2
Other	—	1.5	—	(2.7)	—	(1.2)
Equity in earnings	92.2	97.1	2.3	—	(191.6)	—

Other income (expense), net	88.0	95.5	2.3	(3.1)	(191.6)	(8.9)
Income before income taxes	88.0	73.7	2.6	97.9	(189.4)	72.8
Income tax benefit (provision)	—	18.9	(0.3)	(2.4)	—	16.2

Net income	88.0	92.6	2.3	95.5	(189.4)	89.0
Net income attributable to non-controlling interest	—	—	—	—	(1.0)	(1.0)

Net income attributable to ON Semiconductor Corporation	$88.0	$92.6	$2.3	$95.5	$(190.4)	$88.0

Comprehensive income attributable to ON Semiconductor Corporation	$89.1	$93.9	$2.3	$95.3	$(191.5)	$89.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JUNE 28, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$150.2	$3.2	$1,086.3	$(551.4)	$688.3
Cost of revenues	—	121.2	—	891.8	(556.5)	456.5

Gross profit	—	29.0	3.2	194.5	5.1	231.8
Operating expenses:
Research and development	—	12.3	2.7	68.1	—	83.1
Selling and marketing	—	18.0	0.2	25.1	—	43.3
General and administrative	—	11.0	0.2	29.0	—	40.2
Amortization of acquisition related intangible assets	—	3.8	—	5.4	(1.0)	8.2
Restructuring, asset impairments and other, net	—	—	—	6.1	—	6.1

Total operating expenses	—	45.1	3.1	133.7	(1.0)	180.9

Operating income (loss)	—	(16.1)	0.1	60.8	6.1	50.9
Other income (expense), net:
Interest expense	(5.6)	(2.5)	—	(1.2)	—	(9.3)
Interest income	—	—	—	0.4	—	0.4
Other	—	(13.3)	—	17.4	—	4.1
Equity in earnings	53.3	79.8	2.5	0.1	(135.7)	—

Other income (expense), net	47.7	64.0	2.5	16.7	(135.7)	(4.8)
Income before income taxes	47.7	47.9	2.6	77.5	(129.6)	46.1
Income tax (provision) benefit	—	(3.1)	—	5.7	—	2.6

Net income	47.7	44.8	2.6	83.2	(129.6)	48.7
Net income attributable to non-controlling interest	—	—	—	—	(1.0)	(1.0)

Net income attributable to ON Semiconductor Corporation	$47.7	$44.8	$2.6	$83.2	$(130.6)	$47.7

Comprehensive income attributable to ON Semiconductor Corporation	$47.0	$43.2	$2.6	$85.7	$(131.5)	$47.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 27, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$347.2	$7.9	$2,024.2	$(915.2)	$1,464.1
Cost of revenues	—	282.3	0.5	1,573.0	(915.5)	940.3

Gross profit	—	64.9	7.4	451.2	0.3	523.8
Operating expenses:
Research and development	—	25.4	5.9	131.0	—	162.3
Selling and marketing	—	40.2	0.4	51.7	—	92.3
General and administrative	—	30.5	0.6	54.6	—	85.7
Amortization of acquisition related intangible assets	—	7.5	—	13.1	(2.0)	18.6
Restructuring, asset impairments and other, net	—	1.3	—	8.6	—	9.9

Total operating expenses	—	104.9	6.9	259.0	(2.0)	368.8

Operating income (loss)	—	(40.0)	0.5	192.2	2.3	155.0
Other income (expense), net:
Interest expense	(8.2)	(6.6)	—	(1.2)	—	(16.0)
Interest income	—	0.1	—	0.3	—	0.4
Other	—	0.9	—	(2.7)	—	(1.8)
Equity in earnings	154.6	195.7	2.9	—	(353.2)	—

Other income (expense), net	146.4	190.1	2.9	(3.6)	(353.2)	(17.4)
Income before income taxes	146.4	150.1	3.4	188.6	(350.9)	137.6
Income tax benefit (provision)	—	24.6	(0.3)	(14.3)	—	10.0

Net income	146.4	174.7	3.1	174.3	(350.9)	147.6
Net income attributable to non-controlling interest	—	—	—	—	(1.2)	(1.2)

Net income attributable to ON Semiconductor Corporation	$146.4	$174.7	$3.1	$174.3	$(352.1)	$146.4

Comprehensive income attributable to ON Semiconductor Corporation	$148.5	$177.2	$3.1	$173.7	$(354.0)	$148.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 28, 2013

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$328.3	$6.4	$2,034.1	$(1,019.5)	$1,349.3
Cost of revenues	—	233.5	0.2	1,711.0	(1,031.7)	913.0

Gross profit	—	94.8	6.2	323.1	12.2	436.3
Operating expenses:
Research and development	—	53.9	5.2	112.4	—	171.5
Selling and marketing	—	34.7	0.3	48.1	—	83.1
General and administrative	—	16.1	0.4	59.9	—	76.4
Amortization of acquisition related intangible assets	—	7.6	—	11.0	(2.0)	16.6
Restructuring, asset impairments and other, net	—	1.0	—	(0.9)	—	0.1

Total operating expenses	—	113.3	5.9	230.5	(2.0)	347.7

Operating income (loss)	—	(18.5)	0.3	92.6	14.2	88.6
Other income (expense), net:
Interest expense	(11.7)	(4.9)	—	(2.8)	—	(19.4)
Interest income	—	0.2	—	0.5	—	0.7
Other	—	(5.5)	—	10.5	—	5.0
Loss on debt exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	85.1	104.7	4.1	—	(193.9)	—

Other income (expense), net	70.3	94.5	4.1	8.2	(193.9)	(16.8)
Income before income taxes	70.3	76.0	4.4	100.8	(179.7)	71.8
Income tax (provision) benefit	—	(0.9)	—	1.1	—	0.2

Net income	70.3	75.1	4.4	101.9	(179.7)	72.0
Net income attributable to non-controlling interest	—	—	—	—	(1.7)	(1.7)

Net income attributable to ON Semiconductor Corporation	$70.3	$75.1	$4.4	$101.9	$(181.4)	$70.3

Comprehensive income attributable to ON Semiconductor Corporation	$60.3	$63.0	$4.4	$95.8	$(163.2)	$60.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 27, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$—	$14.1	$0.7	$215.2	$(3.5)	$226.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(29.0)	(0.7)	(66.8)	—	(96.5)
Proceeds from sales of property, plant and equipment	—	—	—	0.2	—	0.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.3	—	1.3
Purchase of businesses, net of cash acquired	—	—	—	(90.9)	—	(90.9)
Proceeds from held-to maturity securities	—	116.2	—	—	—	116.2
Purchases of held-to-maturity securities	—	(2.3)	—	—	—	(2.3)
Contribution from subsidiaries	18.3	—	—	—	(18.3)	—

Net cash provided by (used in) investing activities	18.3	84.9	(0.7)	(156.2)	(18.3)	(72.0)

Cash flows from financing activities:
Intercompany loans	—	(65.3)	—	65.3	—	—
Intercompany loan repayments to guarantor	—	65.5	—	(65.5)	—	—
Payments to parent	—	(23.0)	—	—	23.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.5	—	—	—	—	2.5
Proceeds from exercise of stock options	15.4	—	—	—	—	15.4
Payments of tax withholding for restricted shares	(5.4)	—	—	—	—	(5.4)
Repurchase of common stock	(30.8)	—	—	—	—	(30.8)
Proceeds from debt issuance	—	—	—	15.0	—	15.0
Payment of capital leases obligations	—	(19.2)	—	(1.8)	—	(21.0)
Repayment of long-term debt	—	(22.1)	—	(18.6)	—	(40.7)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	—	(1.2)	(1.2)

Net cash used in financing activities	(18.3)	(64.1)	—	(5.6)	21.8	(66.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.1	—	1.1

Net increase in cash and cash equivalents	—	34.9	—	54.5	—	89.4
Cash and cash equivalents, beginning of period	—	267.9	—	241.6	—	509.5

Cash and cash equivalents, end of period	$—	$302.8	$—	$296.1	$—	$598.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 28, 2013

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$(5.5)	$—	$151.5	$(5.6)	$140.4

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(16.3)	—	(68.4)	—	(84.7)
Proceeds from sales of property, plant and equipment	—	0.1	—	8.3	—	8.4
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.5)	—	(1.5)
Proceeds from held-to maturity securities	—	124.2	—	—	—	124.2
Purchase of held-to-maturity securities	—	(162.3)	—	—	—	(162.3)
Contribution from subsidiaries	80.4	—	—	—	(80.4)	—

Net cash provided by (used in) investing activities	80.4	(54.3)	—	(61.6)	(80.4)	(115.9)

Cash flows from financing activities:
Intercompany loans	—	(403.7)	—	403.7	—	—
Intercompany loan repayments to guarantor	—	539.6	—	(539.6)	—	—
Payments to parent	—	(86.0)	—	—	86.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.1	—	—	—	—	2.1
Proceeds from exercise of stock options	6.6	—	—	—	—	6.6
Payments of tax withholding for restricted shares	(2.2)	—	—	—	—	(2.2)
Repurchase of common stock	(9.4)	—	—	—	—	(9.4)
Proceeds from debt issuance	—	—	—	26.2	—	26.2
Payment of capital leases obligations	—	(19.7)	—	(2.1)	—	(21.8)
Repayment of long-term debt	(77.5)	(3.0)	—	(27.1)	—	(107.6)

Net cash (used in) provided by financing activities	(80.4)	27.2	—	(138.9)	86.0	(106.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(9.2)	—	(9.2)

Net increase (decrease) in cash and cash equivalents	—	(32.6)	—	(58.2)	—	(90.8)
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$179.5	$—	$216.6	$—	$396.1

See also Note 10: “Commitments and Contingencies—  Financing Contingencies” for discussion certain of the Company’s guarantees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 21, 2014, and our unaudited consolidated financial statements for the fiscal quarter and six months ended June 27, 2014, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2013 Form 10-K.

Company Highlights for the Quarter Ended June 27, 2014

•	Total revenues of approximately $757.6 million

•	Gross margin of approximately 36.0%

•	Net income of $0.20 per diluted share

•	Cash, cash equivalents and short-term investments of approximately $601.2 million

•	Completed the acquisition of Truesense Imaging, Inc. (“Truesense”) for approximately $95.1 million in cash

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 46,000 products as of June 27, 2014 and we shipped approximately 22.3 billion units in the first six months of 2014, as compared to 20.4 billion units in the first six months of 2013. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisitions

Acquisition of Truesense

On April 30, 2014, we completed the purchase of Truesense, whereby Truesense became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $95.1 million, subject to customary closing adjustments. We believe that the acquisition of Truesense strengthens our product portfolio targeting industrial end-markets such as machine vision, surveillance, and intelligent transportation systems by complementing our existing high-speed, high-resolution, power-efficient image sensing solutions with Truesense’s high-performance image sensors for low-light, low-noise.

Acquisition of Aptina, Inc. (“Aptina”)

On June 9, 2014, we entered into an agreement and plan of merger (the “Merger Agreement”) with Aptina, pursuant to which, at the effective time of the merger, Aptina would become an indirect wholly-owned subsidiary of ON Semiconductor, for an estimated purchase price of approximately $400.0 million in cash, subject to customary closing adjustments as set forth in the Merger Agreement. The transaction remains subject to the satisfaction or waiver of various closing conditions and is subject to certain regulatory approvals.

See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Segments

As of June 27, 2014, we were organized into three operating segments, which also represented our three reporting segments: Application Products Group, Standard Products Group, and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time we reassess the alignment of our product families and devices associated with our operating segments, and may move product families or individual devices from one operating segment to another.

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

Outlook

ON Semiconductor Third Quarter 2014 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $765 million to $795 million in the third quarter of 2014. Backlog levels for the third quarter of 2014 represent approximately 80% to 85% of our anticipated third quarter 2014 revenues. We estimate average selling prices for the third quarter of 2014 will be down approximately one to two percent when compared to the second quarter of 2014. For the third quarter of 2014, we estimate that gross margin as a percentage of revenues will be approximately 35.6% to 37.6%.

Results of Operations

Quarter Ended June 27, 2014 Compared to the Quarter Ended June 28, 2013

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 27, 2014 and June 28, 2013 (in millions):

	Quarter Ended
	June 27, 2014	June 28, 2013	Dollar Change
Revenues	$757.6	$688.3	$69.3
Cost of revenues	484.6	456.5	28.1

Gross profit	273.0	231.8	41.2
Operating expenses:
Research and development	84.2	83.1	1.1
Selling and marketing	47.9	43.3	4.6
General and administrative	44.7	40.2	4.5
Amortization of acquisition-related intangible assets	10.4	8.2	2.2
Restructuring, asset impairments and other, net	4.1	6.1	(2.0)

Total operating expenses	191.3	180.9	10.4

Operating income	81.7	50.9	30.8

Other income (expense), net:
Interest expense	(7.9)	(9.3)	1.4
Interest income	0.2	0.4	(0.2)
Other	(1.2)	4.1	(5.3)

Other income (expense), net	(8.9)	(4.8)	(4.1)

Income before income taxes	72.8	46.1	26.7
Income tax benefit	16.2	2.6	13.6

Net income	89.0	48.7	40.3
Less: Net income attributable to non-controlling interest	(1.0)	(1.0)	—

Net income attributable to ON Semiconductor Corporation	$88.0	$47.7	$40.3

Revenues

Revenues were $757.6 million and $688.3 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. The increase in revenues for the quarter ended June 27, 2014 compared to the quarter ended June 28, 2013 was attributed to our Application Products Group and Standard Products Group, both of which experienced increases in revenue as a result of an improved demand environment, along with approximately $13.3 million of additional revenue in the Application Products Group provided by the acquisition of Truesense on April 30, 2014, partially offset by decreased revenue from our System Solutions Group due to the continued impact of a softening of the consumer end-markets.

As compared to the quarter ended June 28, 2013, we experienced a decline in average selling prices of approximately 4%, offset by favorable changes in volume and mix, which resulted in a net increase in revenue of approximately 10% for the quarter ended June 27, 2014.

Our revenues by reportable segment for the quarters ended June 27, 2014 and June 28, 2013 were as follows (dollars in millions):

	Quarter Ended June 27, 2014	As a % of Total Revenue (1)	Quarter Ended June 28, 2013	As a % of Total Revenue (1)
Application Products Group	$301.2	39.8%	$251.5	36.5%
Standard Products Group	303.7	40.1%	276.4	40.2%
System Solutions Group	152.7	20.2%	160.4	23.3%

Total revenues	$757.6		$688.3

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $49.7 million, or approximately 20%, from the second quarter of 2013 to the second quarter of 2014. This increase is primarily attributable to a $29.7 million, or approximately 22%, increase in revenues from our ASIC products, combined with an increase in revenues from our analog products of $14.3 million, or approximately 16%. These increases are the result of an improved demand environment as well as the addition of revenue provided by the acquisition of Truesense.

Revenues from the Standard Products Group increased by $27.3 million, or approximately 10%, from the second quarter of 2013 to the second quarter of 2014. This increase is primarily attributable to a $18.3 million, or approximately 17%, increase in revenue from our discrete products, combined with an increase in revenues from our analog products of $9.7 million, or approximately 13%, as a result of an improved demand environment.

Revenues from the System Solutions Group decreased by $7.7 million, or approximately 5%, from the second quarter of 2013 to the second quarter of 2014. This decrease is primarily attributable to a $6.0 million, or approximately 6% decrease in revenue from our LSI products along with decreases from a softening of the consumer end-markets.

Revenues by geographic location for the quarters ended June 27, 2014 and June 28, 2013 were as follows (dollars in millions):

	Quarter Ended June 27, 2014	As a % of Total Revenue (1)	Quarter Ended June 28, 2013	As a % of Total Revenue (1)
United States	$126.1	16.6%	$98.5	14.3%
Japan	66.8	8.8%	75.7	11.0%
China	220.9	29.2%	198.5	28.8%
Singapore	189.7	25.0%	180.9	26.3%
United Kingdom	118.3	15.6%	102.6	14.9%
Other	35.8	4.7%	32.1	4.7%

Total	$757.6		$688.3

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended June 27, 2014 and June 28, 2013, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit

Our gross profit by reportable segment for the quarters ended June 27, 2014 and June 28, 2013 was as follows (dollars in millions):

	Quarter Ended June 27, 2014	As a % of Segment Revenue (1)	Quarter Ended June 28, 2013	As a % of Segment Revenue (1)
Application Products Group	$136.9	45.5%	$110.4	43.9%
Standard Products Group	110.2	36.3%	106.0	38.4%
System Solutions Group	31.0	20.3%	20.5	12.8%

Gross profit by segment	$278.1		$236.9
Unallocated manufacturing costs (2)	(5.1)	(0.7)%	(5.1)	(0.7)%

Total gross profit	$273.0	36.0%	$231.8	33.7%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $273.0 million in the second quarter of 2014 compared to $231.8 million in the second quarter of 2013. The gross profit increase of $41.2 million, or approximately 18%, during the second quarter of 2014 is primarily due to increased capacity utilization and cost savings realized from previous restructuring activities, partially offset by decreased average selling prices.

Gross profit as a percentage of revenues increased from approximately 33.7% in the second quarter of 2013 to approximately 36.0% in the second quarter of 2014. This increase was primarily driven by favorable changes in volume and mix across certain product lines as well as a larger proportion of revenues generated from our Applications Products Group and Standard Products Group which experience higher gross margin levels than our System Solutions Group.

Operating Expenses

Research and development expenses were $84.2 million for the second quarter of 2014 compared to $83.1 million for the second quarter of 2013, representing an increase of $1.1 million, or approximately 1%. This increase in research and development expenses is primarily associated with increased personnel costs in our Application Products Group and Standard Products Group along with increased performance-based compensation as a result of improved performance results for the second quarter of 2014 compared to the second quarter of 2013, partially offset by decreased research and development expenses in our System Solutions Group attributable to decreased payroll related expenses resulting from our 2013 restructuring and cost saving activities.

Selling and marketing expenses were $47.9 million for the second quarter of 2014 compared to $43.3 million for the second quarter of 2013, representing an increase of $4.6 million, or approximately 11%. This increase is primarily associated with increased sales commissions and increased payroll related expenses associated with performance-based compensation as a result of improved performance results for the second quarter of 2014 compared to the second quarter of 2013.

General and administrative expenses were $44.7 million in the second quarter of 2014 compared to $40.2 million in the second quarter of 2013, representing an increase of $4.5 million, or approximately 11%. This increase in general and administrative expenses is primarily associated with increased payroll related expenses associated with performance-based compensation as a result of improved performance results for the second quarter of 2014 compared to the second quarter of 2013.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $10.4 million and $8.2 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisition of Truesense.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $4.1 million for the quarter ended June 27, 2014 compared to $6.1 million for the quarter ended June 28, 2013. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended June 27, 2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire pursuant to the Q4 2013 Voluntary Retirement Program, of which 340 employees had retired by June 27, 2014. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, all of which were exited as of June 27, 2014. As an extension of this program, we also identified approximately 40 additional positions for elimination, consisting of 20 employees and 20 contractors, substantially all of which had existed by June 27, 2014. We anticipate total cost savings for the Q4 2013 Voluntary Retirement Program, which includes the above referenced headcounts, to be within the range of our previously disclosed expectations of $36 million to $45 million during the first year following the completion of the anticipated headcount reductions.

During the quarter ended June 27, 2014, we initiated further voluntary retirement activities for certain of our System Solutions Group subsidiaries in Japan, applicable to an additional 60 to 70 positions, consisting of employees and contractors, which are expected to be eliminated during the third quarter of 2014.

During the quarter ended June 27, 2014, we recorded net charges of approximately $0.6 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $2.3 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $1.7 million.

Additionally, during the quarter ended June 27, 2014, we recorded approximately $1.7 million of net charges related to our previously announced plan to close our KSS facility.

Quarter Ended June 28, 2013

During the first quarter of 2013, we initiated a voluntary retirement program for employees of certain of our System Solutions Group subsidiaries in Japan. During the quarter ended June 28, 2013, we recorded net charges of approximately $3.9 million in connection with this program, which consisted of employee severance charges of $6.8 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $2.9 million.

Operating Income

Information about operating income (loss) from our reportable segments for the quarters ended June 27, 2014 and June 28, 2013 is as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
For quarter ended June 27, 2014:
Segment operating income (loss)	$36.5	$60.7	$(0.1)	$97.1
For quarter ended June 28, 2013:
Segment operating income (loss)	$22.2	$65.3	$(23.0)	$64.5

Reconciliations of segment information to the financial statements is as follows (in millions):

	Quarter Ended
	June 27, 2014	June 28, 2013
Operating income for reportable segments	$97.1	$64.5
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(4.1)	(6.1)
Other unallocated manufacturing costs	(5.1)	(5.1)
Other unallocated operating expenses (1)	(6.2)	(2.4)

Operating income	$81.7	$50.9

(1)	Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which do not impact expenses that are directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $1.4 million to $7.9 million during the quarter ended June 27, 2014 compared to $9.3 million during the quarter ended June 28, 2013. We recorded amortization of debt discount to interest expense of $1.7 million and $2.7 million for the quarters ended June 27, 2014 and June 28, 2013, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended June 27, 2014 was $912.6 million at a weighted average interest rate of approximately 3.5%, compared to $933.6 million at a weighted average interest rate of approximately 4.0% during the quarter ended June 28, 2013.

Other

Other expense increased by $5.3 million from income of $4.1 million for the quarter ended June 28, 2013 to expenses of $1.2 million for the quarter ended June 27, 2014. The increase is primarily attributable to certain foreign currency exchange movements that are not offset by our hedging activity.

Provision for Income Taxes

We recorded an income tax benefit of $16.2 million and of $2.6 million during the quarters ended June 27, 2014 and June 28, 2013, respectively.

The income tax benefit for the quarter ended June 27, 2014 consisted of the reversal of $21.5 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $3.2 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter ended June 27, 2014, partially offset by $6.6 million for income and withholding taxes of certain of our foreign and domestic operations and $1.9 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax benefit for the quarter ended June 28, 2013 consisted of the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $0.1 million for reserves of interest for potential liabilities in foreign jurisdictions, partially offset by $3.3 million for income and withholding taxes of certain of our foreign operations and $0.2 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended June 27, 2014 was a benefit of 22.3%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of valuation allowances and certain reserves and interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter ended June 27, 2014. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of June 27, 2014, which is not expected to have a material effect on our cash taxes. As of December 31, 2013, the valuation allowance on our domestic deferred tax assets was approximately $524 million.

Results of Operations

Six Months Ended June 27, 2014 Compared to the Six Months Ended June 28, 2013

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 27, 2014 and June 28, 2013 (in millions):

	Six Months Ended
	June 27, 2014	June 28, 2013	Dollar Change
Revenues	$1,464.1	$1,349.3	$114.8
Cost of revenues	940.3	913.0	27.3

Gross profit	523.8	436.3	87.5
Operating expenses:
Research and development	162.3	171.5	(9.2)
Selling and marketing	92.3	83.1	9.2
General and administrative	85.7	76.4	9.3
Amortization of acquisition-related intangible assets	18.6	16.6	2.0
Restructuring, asset impairments and other, net	9.9	0.1	9.8

Total operating expenses	368.8	347.7	21.1

Operating income	155.0	88.6	66.4

Other income (expense), net:
Interest expense	(16.0)	(19.4)	3.4
Interest income	0.4	0.7	(0.3)
Other	(1.8)	5.0	(6.8)
Loss on debt exchange	—	(3.1)	3.1

Other income (expense), net	(17.4)	(16.8)	(0.6)

Income before income taxes	137.6	71.8	65.8
Income tax benefit	10.0	0.2	9.8

Net income	147.6	72.0	75.6
Less: Net income attributable to non-controlling interest	(1.2)	(1.7)	0.5

Net income attributable to ON Semiconductor Corporation	$146.4	$70.3	$76.1

Revenues

Revenues were $1,464.1 million and $1,349.3 million for the six months ended June 27, 2014 and June 28, 2013, respectively. The increase in revenues for the six months ended June 27, 2014 compared to the six months ended June 28, 2013 was attributed to our Application Products Group and Standard Products Group, both of which experienced increases in revenue as a result of an improved demand environment, along with approximately $13.3 million of additional revenue in the Application Products Group provided by the acquisition of Truesense on April 30, 2014, partially offset by decreased revenue from our System Solutions Group due to a weakened Yen and the continued impact of a softening of the consumer end-markets.

As compared to the six months ended June 28, 2013, we experienced a decline in average selling prices of approximately 5%, offset by favorable changes in volume and mix, which resulted in a net increase in revenue of approximately 9% for the six months ended June 27, 2014.

Our revenues by reportable segment for the six months ended June 27, 2014 and June 28, 2013 were as follows (dollars in millions):

	Six Months Ended June 27, 2014	As a % of Total Revenue (1)	Six Months Ended June 28, 2013	As a % of Total Revenue (1)
Application Products Group	$580.7	39.7%	$496.5	36.8%
Standard Products Group	596.6	40.7%	541.6	40.1%
System Solutions Group	286.8	19.6%	311.2	23.1%

Total revenues	$1,464.1		$1,349.3

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $84.2 million, or approximately 17%, from the six months ended June 28, 2013 to the six months ended June 27, 2014. This increase is primarily attributable to a $47.7 million, or approximately 18%, increase in revenues from our ASIC products, combined with an increase in revenues from our analog products of $27.5 million, or approximately 15%, along with increases in revenue from our TMOS and foundry products. These increases are the result of an improved demand environment, as well as the addition of revenue provided by the acquisition of Truesense.

Revenues from the Standard Products Group increased by $55.0 million, or approximately 10%, from the six months ended June 28, 2013 to the six months ended June 27, 2014. This increase is primarily attributable to a $37.3 million, or approximately 18%, increase in revenue from our discrete products, combined with an increase in revenues from our analog products of $14.1 million, or approximately 10%, as a result of an improved demand environment.

Revenues from the System Solutions Group decreased by $24.4 million, or approximately 8%, from the six months ended June 28, 2013 to the six months ended June 27, 2014. This decrease is primarily attributable to a $21.8 million, or approximately 10% decrease in revenue from our LSI products, along with decreases from a softening of the consumer end-markets and the impact of a weakening Yen.

Revenues by geographic location for the six months ended June 27, 2014 and June 28, 2013 were as follows (dollars in millions):

	Six Months Ended June 27, 2014	As a % of Total Revenue (1)	Six Months Ended June 28, 2013	As a % of Total Revenue (1)
United States	$238.1	16.3%	$197.4	14.6%
Japan	132.1	9.0%	147.3	10.9%
China	423.6	28.9%	397.9	29.5%
Singapore	370.1	25.3%	347.3	25.7%
United Kingdom	235.5	16.1%	200.3	14.8%
Other	64.7	4.4%	59.1	4.4%

Total	$1,464.1		$1,349.3

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended June 27, 2014 and June 28, 2013, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit

Our gross profit by reportable segment for the six months ended June 27, 2014 and June 28, 2013 was as follows (dollars in millions):

	Six Months Ended June 27, 2014	As a % of Segment Revenue (1)	Six Months Ended June 28, 2013	As a % of Segment Revenue (1)
Application Products Group	$263.0	45.3%	$217.3	43.8%
Standard Products Group	216.4	36.3%	200.5	37.0%
System Solutions Group	56.0	19.5%	29.1	9.4%

Gross profit by segment	$535.4		$446.9
Unallocated manufacturing costs (2)	(11.6)	(0.8)%	(10.6)	(0.8)%

Total gross profit	$523.8	35.8%	$436.3	32.3%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $523.8 million during the six months ended June 27, 2014 compared to $436.3 million during the six months ended June 28, 2013. The gross profit increase of $87.5 million, or approximately 20%, during the six months ended June 27, 2014 is primarily due to increased capacity utilization, the impact of a weakened Yen on our cost of revenues, costs savings realized from previous restructuring activities and a lower inventory write down, partially offset by decreased average selling prices.

Gross profit as a percentage of revenues increased from approximately 32.3% during the six months ended June 28, 2013 to approximately 35.8% during the six months ended June 27, 2014. This increase was primarily driven by favorable changes in volume and mix across certain product lines as well as a larger proportion of revenues generated from our Applications Products Group and Standard Products Group which experience higher gross margin levels than our System Solutions Group.

Operating Expenses

Research and development expenses were $162.3 million for the six months ended June 27, 2014 compared to $171.5 million for the six months ended June 28, 2013, representing a decrease of $9.2 million, or approximately 5%. This decrease in research and development expenses is primarily associated with our System Solutions Group and is attributable to decreased payroll related expenses resulting from our restructuring and cost saving activities, along with the impact of a weakened Yen. These decreases were partially offset by increased personnel costs in our Application Products Group and Standard Products Group along with increased performance-based compensation as a result of improved performance results for the six months ended June 27, 2014 compared to the six months ended June 28, 2013.

Selling and marketing expenses were $92.3 million for the six months ended June 27, 2014 compared to $83.1 million for the six months ended June 28, 2013, representing an increase of $9.2 million, or approximately 11%. This increase is primarily associated with increased sales commissions and increased payroll related expenses associated with performance-based compensation as a result of improved performance results for the six months ended June 27, 2014 compared to the six months ended June 28, 2013.

General and administrative expenses were $85.7 million for the six months ended June 27, 2014 compared to $76.4 million for the six months ended June 28, 2013, representing an increase of $9.3 million, or approximately 12%. This increase in general and administrative expenses is primarily associated with increased payroll related expenses associated with performance-based compensation as a result of improved performance results for the six months ended June 27, 2014 compared to the six months ended June 28, 2013, in addition to approximately $4.0 million in third-party acquisition related expenses.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $18.6 million and $16.6 million for the six months ended June 27, 2014 and June 28, 2013, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisition of Truesense.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $9.9 million for the six months ended June 27, 2014 compared to $0.1 million for the six months ended June 28, 2013. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Six Months Ended June 27, 2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire pursuant to the Q4 2013 Voluntary Retirement Program, of which 340 employees had retired by June 27, 2014. The remaining employees who accepted retirement packages are expected to retire by the end of 2014. As part of these restructuring activities, approximately 70 contractor positions were also identified for elimination, all of which were exited as of June 27, 2014. As an extension of this program, we also identified approximately 40 additional positions for elimination, consisting of 20 employees and 20 contractors, substantially all of which had existed by June 27, 2014. We anticipate total cost savings for the Q4 2013 Voluntary Retirement Program, which includes the above referenced headcounts, to be within the range of our previously disclosed expectations of $36 million to $45 million during the first year following the completion of the anticipated headcount reductions.

During the six months ended June 27, 2014, we initiated further voluntary retirement activities for certain of our System Solutions Group subsidiaries in Japan, applicable to an additional 60 to 70 positions, consisting of employees and contractors, which are expected to be eliminated during the third quarter of 2014.

During the six months ended June 27, 2014, we recorded net charges of approximately $2.8 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $7.3 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $4.5 million.

Additionally, during the six months ended June 27, 2014, we recorded approximately $5.3 million of net charges related to our previously announced plan to close our KSS facility.

Six Months Ended June 28, 2013

During the six months ended June 28, 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group. We recorded net charges of approximately $20.5 million in connection with this program, which consisted of employee severance charges of $32.4 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $11.9 million.

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

Operating Income

Information about operating income (loss) from our reportable segments for the six months ended June 27, 2014 and June 28, 2013 is as follows (in millions):

	Application Products Group	Standard Products Group	System Solutions Group	Total
Six months ended June 27, 2014:
Segment operating income (loss)	$74.3	$120.9	$(8.8)	$186.4
Six months ended June 28, 2013:
Segment operating income (loss)	$49.7	$122.9	$(68.7)	$103.9

Reconciliations of segment information to the financial statements is as follows (in millions):

	Six Months Ended
	June 27, 2014	June 28, 2013
Operating income for reportable segments	$186.4	$103.9
Unallocated amounts:
Restructuring, asset impairments and other charges, net	(9.9)	(0.1)
Other unallocated manufacturing costs	(11.6)	(10.6)
Other unallocated operating expenses (1)	(9.9)	(4.6)

Operating income	$155.0	$88.6

(1)	Other unallocated operating expenses consist of expenses associated with certain corporate decisions and initiatives which do not impact expenses that are directly attributable to our reporting segments.

Interest Expense

Interest expense decreased by $3.4 million to $16.0 million during the six months ended June 27, 2014 compared to $19.4 million during the six months ended June 28, 2013. We recorded amortization of debt discount to interest expense of $3.3 million and $5.8 million for the six months ended June 27, 2014 and June 28, 2013, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during the six months ended June 27, 2014 was $923.6 million at a weighted average interest rate of approximately 3.5%, compared to $964.7 million at a weighted average interest rate of approximately 4.0% during the six months ended June 28, 2013.

Other

Other expense increased by $6.8 million from income of $5.0 million for the six months ended June 28, 2013 to expenses of $1.8 million for the six months ended June 27, 2014. The increase is primarily attributable to certain foreign currency exchange movements that are not offset by our hedging activity.

Provision for Income Taxes

We recorded an income tax benefit of $10.0 million and $0.2 million during the six months ended June 27, 2014 and June 28, 2013, respectively.

The income tax benefit for the six months ended June 27, 2014 consisted of the reversal of $21.5 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $3.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the quarter ended June 27, 2014, partially offset by $12.9 million for income and withholding taxes of certain of our foreign and domestic operations and $2.2 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax benefit for the six months ended June 28, 2013 consisted of the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $0.1 million for reserves of interest for potential liabilities in foreign jurisdictions, partially offset by $5.4 million for income and withholding taxes of certain of our foreign operations and $0.5 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the six months ended June 27, 2014 was a benefit of 7.3%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of valuation allowances and certain reserves and interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the six months ended June 27, 2014. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of June 27, 2014, which is not expected to have a material effect on the Company’s cash taxes. As of December 31, 2013, the valuation allowance on our domestic deferred tax assets was approximately $524 million.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of June 27, 2014, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2013 Form 10-K. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases see, Note 10: “Commitments and Contingencies” and for pension plans see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $601.2 million as of June 27, 2014. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at June 27, 2014 include approximately $312.7 million available in the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations. We may consider utilizing our existing revolving credit facility to, in part, fund the acquisition of Aptina.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repayments and acquisitions. If we are unable to address our United States cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of our long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of June 27, 2014, our senior revolving credit facility included a $40.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of June 27, 2014. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.2 million as of June 27, 2014.

As part of securing financing in the normal course of business, we issued guarantees related to our receivables financing, capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $62.9 million as of June 27, 2014. We are also a guarantor of SCI LLC’s unsecured loan with SMBC, which had a balance of $254.8 million as of June 27, 2014. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $88.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in economic damage, bodily injury or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Depending on the significance of any particular customer and other relevant factors, we may agree to provide more favorable rights to such customer for valid defective product claims.

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

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2013 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments, the repurchase of our stock and other Company securities, debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand and short-term investments.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On April 30, 2014, we completed the purchase of Truesense, for a total purchase price of approximately $95.1 million, after closing adjustments for working capital amounts. Additionally, on June 9, 2014, we entered into a Merger Agreement with Aptina, pursuant to which, at the effective time of the merger, Aptina would become an indirect wholly-owned subsidiary of ON Semiconductor, for an estimated purchase price of approximately $400.0 million in cash, subject to customary closing adjustments. We may consider utilizing our existing revolving credit facility to, in part, fund the acquisition of Aptina. See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

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

Our ability to service our long-term debt including our 2.625% Notes, Series B, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the six months ended June 27, 2014, we paid $96.5 million for capital expenditures, while during the six months ended June 28, 2013, we paid approximately $84.7 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2014 is approximately $120 million to $130 million, of which our current minimum contractual commitment for the remainder of 2014 is approximately $59.6 million. Our current minimum contractual capital expenditure commitment for 2015 and thereafter is approximately $35.9 million. The capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Six Months Ended
	June 27, 2014	June 28, 2013
Summarized cash flow from operating activities
Net income	$147.6	$72.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.3	103.6
Provision for excess inventories	11.5	39.9
Non-cash share-based compensation expense	21.9	16.4
Non-cash interest	3.3	5.8
Non-cash foreign currency translation gain	—	(21.0)
Reversal of deferred tax asset valuation allowance	(21.5)	—
Other adjustments	4.9	(9.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(44.0)	(56.5)
Inventories	(13.4)	(33.3)
Other assets	—	32.1
Deferred income on sales to distributors	22.1	18.4
Other changes in assets and liabilities	(16.2)	(27.7)

Net cash provided by operating activities	$226.5	$140.4

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $892.3 million at June 27, 2014 and has fluctuated between $913.1 million and $669.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the six months ended June 27, 2014, our working capital was most significantly impacted by our capital expenditures, the acquisition of Truesense, the payments associated with our restructuring activities and the re-acquisition of the Company’s common stock. See Note 5: “Restructuring, Asset Impairments, and Other, Net” and Note 8: “Earnings Per Share and Equity“of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information. See also Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information with respect to our acquisition activity.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $96.5 million during the six months ended June 27, 2014, compared to cash capital expenditures of $84.7 million during the six months ended June 28, 2013. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the six months ended June 27, 2014. Set forth below is a summary of certain key financing events during the six months ended June 27, 2014. For a further discussion of our debt instruments, see Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchase Program

During the six months ended June 27, 2014, we purchased approximately 3.3 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $30.2 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $9.27. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity—Share Repurchase Program” included elsewhere in this Form 10-Q for additional information. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this Form 10-Q for information with respect to our share repurchase program.

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

Debt Guarantees and Related Covenants

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 16: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, on the terms described in the indenture for such notes. As of June 27, 2014, we believe that we were in compliance with the indenture relating to our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

At June 27, 2014, our long-term debt (including current maturities) totaled $904.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $416.4 million as of June 27, 2014. We do have interest rate exposure with respect to the $488.5 million balance of our variable interest rate debt outstanding as of June 27, 2014. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the United States Dollar as a normal part of the reporting process. Our Japanese operations utilize Japanese Yen as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income or loss.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at June 27, 2014 and December 31, 2013 was $132.5 million and $101.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $29.7 million as of June 27, 2014, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting

On April 30, 2014, we acquired Truesense, which operated under its own set of systems and internal controls. We are separately maintaining Truesense’s systems and much of its control environment until we are able to incorporate Truesense’s processes into our own systems and control environment. We currently expect to complete the integration of Truesense’s operations into our systems and control environment by December 31, 2014.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 27, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended June 27, 2014. Also see Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-Q for additional information on this share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
Month #1 March 29, 2014 - April 25, 2014	868,881	$9.62	868,881	114,957,369
Month #2 April 26, 2014 - May 23, 2014	188,330	9.35	188,330	113,197,386
Month #3 May 24, 2014 - June 27, 2014	—	—	—	113,197,386

Total	1,057,211	$9.57	1,057,211

(1)	These time periods represent our fiscal month start and end dates for the second quarter of 2014.
(2)	On August 2, 2012, we announced a share repurchase program (“Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period beginning with the final approval date, exclusive of any fees, commissions or other expenses. The Share Repurchase Program was conditionally approved by our Board on July 30, 2012, subject to final approval of a Special Committee of the Board, which approval was obtained on August 1, 2012.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and may be suspended or discontinued at any time. During the second quarter of 2014, we repurchased approximately 1.1 million shares of common stock under the Share Repurchase Program for an aggregate purchase price of approximately $10.1 million, exclusive of fees, commissions and other expenses, at a weighted average execution price per share of $9.57. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At June 27, 2014, approximately $113.2 million remained of the total authorized amount to purchase common stock pursuant to the Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance based restricted stock units issued to employees.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

2.1	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014(1)(2)(4)

10.1	Amended and Restated Credit Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, dated as of October 10, 2013(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Schedules omitted pursuant to Item 601(b)(2) of Regulation SK under the Securities Exchange Act of 1934, as amended. The Company agrees to furnish a supplemental copy of any omitted schedule to the Commission upon request.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	The purchase agreement filed herewith has been provided solely to inform investors of its terms and does not guarantee that the transaction with Aptina, Inc. will close when anticipated, or at all, or that it will not close subject to materially different terms than those reflected in the purchase agreement. The representations, warranties and covenants contained in this filed purchase agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the purchase agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the purchase agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s stockholders and other investors are not third-party beneficiaries under the purchase agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts of conditions of the Company or any of its respective subsidiaries or affiliates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	July 31, 2014	By:	/s/ BERNARD GUTMANN
Bernard Gutmann

Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

2.1	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014(1)(2)(4)

10.1	Amended and Restated Credit Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, dated as of October 10, 2013(2)

31.1	Certification by CEO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a) - 14(a) or 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Schedules omitted pursuant to Item 601(b)(2) of Regulation SK under the Securities Exchange Act of 1934, as amended. The Company agrees to furnish a supplemental copy of any omitted schedule to the Comission upon request.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	The purchase agreement filed herewith has been provided solely to inform investors of its terms and does not guarantee that the transaction with Aptina, Inc. will close when anticipated, or at all, or that it will not close subject to materially different terms than those reflected in the purchase agreement. The representations, warranties and covenants contained in this filed purchase agreement were made only for the purposes of such agreement and as of specific dates, were made solely for the benefit of the parties to the purchase agreement and may be intended not as statements of fact, but rather as a way of allocating risk to one of the parties if those statements prove to be inaccurate. In addition, such representations, warranties and covenants may have been qualified by certain disclosures not reflected in the text of the purchase agreement and may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, the Company. The Company’s stockholders and other investors are not third-party beneficiaries under the purchase agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts of conditions of the Company or any of its respective subsidiaries or affiliates.