Form 10-K
period 2014-12-31
ON SEMICONDUCTOR CORP
filed 2015-02-27
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,982,333,746 as of June 27, 2014, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 20, 2015 was 431,315,129

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end December 31, 2014 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
AFS	Adaptive front lighting systems
Aptina	Aptina, Inc.
Aizu	Former front-end wafer manufacturing facility located in Aizu, Japan
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
BLDC	Brushless direct current
Catalyst	Catalyst Semiconductor, Inc.
CCD	Charge-coupled device
CMD	California Micro Devices Corporation
CMOS	Complementary metal oxide semiconductor
CSP	Chip scale package
DFN	Dual-flat no-leads
DSP	Digital signal processor
ECL	Emitter coupled logic
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
EFUSE	Proprietary IBM technology
EPS	Electric power steering
ERISA	Employee Retirement Income Security Act
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
FPGA	Field programmable gate array
HE	High efficiency
Freescale	Freescale Semiconductor, Inc.
FS IGBT	Field stop insulated gate bipolar transistor
GaN	Gallium nitride
HD	Hyper device
HE FETS	High efficiency MOSFETs
HV	High voltage
HV FETS	High voltage MOSFETs
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IoT	Internet-of-Things

Abbreviated Term	Defined Term
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
IPM	Integrated power module
ISBU	Image sensor business unit
IR	Infrared
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
LSI	Large scale integration
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
MVFETS	Medium voltage MOSFETS
nm	Nanometer
OEM	Original equipment manufacturers
OPAmps	Operational amplifiers
PIMs	Power integrated modules
PulseCore	PulseCore Holdings (Cayman) Inc.
RF	Radio frequency
RSU	Restricted Stock Unit
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SEC	Securities and Exchange Commission
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
SoC	System on chip
TMOS	T-metal oxide semiconductor
Truesense	Truesense Imaging, Inc.
UPS	Uninterruptible power supplies
VREG	Voltage regulator
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.    Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) is driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer electronics, medical, industrial electronics, networking and military/aerospace. Our devices are found in a wide variety of end-products including automotive electronics, smartphones, media tablets, wearable electronics, personal computers, servers, industrial building and home automation systems, consumer white goods, advanced imaging systems, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, sensor networks and the IoT.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 48,000 products in 2014 and we shipped approximately 48.2 billion units in 2014 as compared to 42.4 billion units in 2013. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Effective for the third quarter of 2014, we announced a change in the way we report our segment information. Previously reported information has been recast to reflect the current reportable segments. We are currently organized into four operating segments, which also represent four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Our Image Sensor Group was established during the third quarter of 2014 as a reporting segment, which includes our recent image sensor business acquisition of Aptina, along with our existing image sensor business units, including Truesense, which were previously reported as part of our Application Products Group. The Image Sensor Group is currently undergoing operational integration to combine Aptina with our previously existing image sensor business units. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group
Automotive ASSPs (1)	CCD Image Sensors (7)	Bipolar Power (8)	Power MOSFETs (10)
Analog Automotive (2)	CMOS Image Sensors (7)	Thyristor (8)	IGBTs (10)
Automotive Power Switching (3)	Linear Light Sensors (7)	Small Signal (8)	Power and Signal Discretes (10)
Automotive Mixed-Signal solutions (1)		Zener (8)	Intelligent Power Modules (11)
Medical ASICs & ASSPs (1)		Protection (3)	Motor Driver ICs (12)
Mixed-Signal ASICs (1)		Rectifier (8)	Display Drivers (12)
Industrial ASSPs (1)		Filters (3)	ASICs (12)
High Frequency / Timing (4)		MOSFETs (3)	Microcontrollers (12)
IPDs (5)		Signal & Interface (2)	Flash Memory (12)
Foundry and Manufacturing Services (5)		Standard Logic (6)	Touch Sensor (12)
Hearing Components (1)		LDO’s & VREGs (2)	Power Supply IC (12)
DC-DC Conversion (2)		EE Memory and Programmable Analog (9)	Audio DSP (12)
Analog Switches (6)		IGBTs (3)	Audio Tuners (12)
AC-DC Conversion (2)			Image Stabilizer ICs (12)
Low Voltage Power Management (2)			Auto Focus ICs (12)
Power Switching (2)
RF Antenna Tuning Solutions (1)

(1)	ASIC products

(2)	Analog products

(3)	TMOS products

(4)	ECL products

(5)	Foundry products / services

(6)	Standard logic products

(7)	Image sensor / ASIC products

(8)	Discrete products

(9)	Memory products

(10)	HD products

(11)	IPM products

(12)	LSI products

We currently have domestic design operations in Arizona, California, Idaho, Minnesota, New York, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Japan, Korea, Philippines, Romania, Slovakia, Slovenia, Switzerland and Taiwan. Additionally, we currently operate domestic manufacturing facilities in Idaho, New York and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Malaysia, Philippines and Vietnam.

Company Highlights for the year ended December 31, 2014

•	Total revenues of approximately $3,161.8 million

•	Gross margin of approximately 34.3%

•	Net income of $0.43 per diluted share

•	Cash, cash equivalents and short-term investments of $517.8 million

•	Completed the acquisitions of Aptina and Truesense for approximately $405.4 million and $95.7 million in cash, respectively

•	Announced new capital allocation policy and a $1 billion share repurchase program

•	Completed the repurchase of approximately 13.9 million shares of common stock under our previously announced share repurchase programs

Recent Company Mergers and Acquisitions

We have historically pursued strategic acquisitions to leverage our existing capabilities and further build our business. On August 15, 2014, we completed the purchase of Aptina, whereby Aptina became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $405.4 million in cash, subject to customary closing adjustments. We believe the acquisition of Aptina expands our image-sensor business and establishes ON Semiconductor as a leader in the fast growing segment of image sensors in the automotive and industrial end-markets.

On April 30, 2014, we completed the purchase of Truesense, whereby Truesense became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $95.7 million, subject to customary closing adjustments. We believe that the acquisition of Truesense strengthens our product portfolio targeting industrial end-markets such as machine vision, surveillance and intelligent transportation systems by complementing our existing high-speed, high-resolution, power-efficient image sensing solutions with Truesense’s high-performance image sensors for low-light, low-noise.

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

The acquisition of SANYO Semiconductor provided us with a stronger market presence in Japan, with many leading Japan-based customers, some of which were previously our customers. We believe that this acquisition has provided and will continue to provide us with access to market-leading Japanese and Asian customers, while providing our System Solutions Group’s customers with access to advanced front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Since acquiring SANYO Semiconductor in 2011, we have incurred material restructuring expenses to achieve cost savings in order to align the System Solutions Group’s cost structure with expected revenue levels as the System Solutions Group experienced revenue and financial performance declines which were greater than our expectations and greater than cyclical declines in our other operating segments. These revenue declines were at least partially attributable to the impact from the October 2011 Thailand flood, a softening of the Japanese consumer market and, to a lesser extent, political tensions between Japan and China. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Expenses” under the heading “Restructuring, Asset Impairments and Other, Net” and in Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information on our System Solutions Group restructuring activities. On a long-term basis, we expect our System Solutions Group to benefit from access to ON Semiconductor’s market leading customers not previously doing business with SANYO Semiconductor in North America, Europe and China.

On February 27, 2011, we acquired 100% of the CMOS ISBU from Cypress Semiconductor for $34.1 million in cash. The ISBU includes a broad portfolio of high-performance custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR, and IBIS families, which are all well known throughout the industry.

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

End-Market	Certain Focused Products and Solutions
Automotive electronics	Energy efficient solutions that reduce emissions, improve fuel economy and safety, enhance lighting, and make possible an improved driving experience.
Computing	Solutions for a wide range of voltage and current options ranging from multi-phase 30 volt power for VCORE processors to single cell battery point of load. Thermal and battery charging solutions are also supported.
Industrial electronics	Power efficient communication and sensor interface products. Power line communication and power monitoring and switching solutions for high voltage lines to residential applications.
Communications	Power management products that allow lowest possible current consumption at high efficiency, RF tuning to enhance radio performance.

Image Sensor Group

The Image Sensor Group designs and develops CMOS and CCD image sensors and image processors for a broad base of end-users in the automotive, industrial, consumer electronics, wireless, medical, and military\aerospace markets. Our broad product offering delivers excellent pixel performance, sensor functionality and camera systems capabilities to a world going more visual. With our high-quality imaging portfolio and applications expertise, our customers can deliver new and differentiated imaging solutions to their end-markets. Certain of the Image Sensor Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Automotive imaging	High dynamic range, low-light, fast video frame rates with near-IR sensitivity for scene viewing to dramatically reduce injuries and help eliminate backover fatalities, and scene understanding for ADAS to improve safety and the overall driving experience.
Industrial Imaging	A broad range of both CMOS and CCD image sensors for aerial surveillance, intelligent traffic systems, Internet protocol cameras, one dimensional light and proximity sensor modules and emerging applications in the IoT for security and surveillance, smart home, lighting, industrial automation and smart cities.
Wireless and Consumer Electronics	A broad range of products for high performance mobile phones, PC and tablet sensors and high speed consumer camera with superior image quality, fast frame rates, high definition, and low light sensitivity to provide customers with a compelling visual experience.

Standard Products Group

The Standard Products Group offers a wide array of discrete and integrated semiconductor products that perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The trends driving growth within our end-user markets are primarily the demand for greater functionality in small hand-held devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The proliferation of electronic content in automobiles has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple hand-held applications and switching and rectification technologies that allow for high efficiency energy usage and conversion. Certain of the Standard Product Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Automotive electronics	Over 4,000 products AEC qualified. Known Good Die to support automotive modules. Precision OpAmps to support rapid growth in sensors. Auto grade EEPROMs to support Imaging. FS IGBT and HE FETs, PIMs and eFuse to support proliferation of electric motors. Protection devices to support growing number of interface standards used in automotive. LED drivers and MV FETs to support rapid growth of LED lighting in both AFS and ambiance.
Computing	MOSFETs and protection devices supporting latest chipsets. Multichip power solutions and advanced LDOs to support power efficiency requirements in new computing platforms. GaN technology enables drastic reduction in power adaptor size.
Industrial electronics	Focused on advanced power technologies to support high performance power conversion for high-end power supply/UPS, alternative energy, industrial motors. Latest technologies include: HV FETs, FS IGBTs, PIMs, Gate Drivers, GaN, and HV LDOs.

End-Market	Certain Focused Products and Solutions
Wireless Communications	Continue to introduce world’s smallest packages: DFN MOSFETs, Chip Scale Package, EEPROMs and LDOs, DFN 01005 for small signal devices and protection. Low capacitance ESD and common mode filters for high speed serial interface protection. High PSRR LDOs for clean power rails and low power LDOs for increased efficiency. Precision OpAmps to support proliferation of sensors and CSP EEPROMs to facilitate storage of security information. GaN technology enables drastic reduction in power adaptor size.

System Solutions Group

Our System Solutions Group designs and develops analog and mixed signal ICs, DSPs, analog and digital tuners, intelligent power modules, memory and discrete semiconductors for the automotive, communications, consumer and industrial end-markets. The continuing transformation to make all electronics systems “smart”, connected and more power efficient presents a substantial opportunity to draw on our diverse product portfolio and applications expertise to provide customers with comprehensive systems solutions for their applications. We further possess unique packaging capabilities that help customers reduce device size, weight and improve power efficiency as more semiconductor content is incorporated into electronics systems and device dimensions shrink to increase portability. These advanced packaging capabilities allow us to provide complete, fully tested solutions resulting in faster time to market for our customers.

End-Market	Certain Focused Products and Solutions
Wireless Communication	Auto Focus and optical image stabilizer ICs improve the picture quality of smartphones; our power management ASSPs reduce the charging time and extend battery life of Lithium-ion Batteries, as well as help to power today’s high efficiency displays. Our original IP can be found in ASICs such as our new “touch and pen interface” solutions that reduce power consumption and increase hand writing accuracy in tablets.
Consumer	We provide a full range of discrete products, ASSPs and IPMs for home appliances. Our products provide improved power management and help to increase the power efficiency of a wide range of motors. Various power efficient audio solutions for a wide range of portable consumer & automotive applications including SoC’s for the next generation wearable applications.
Automotive	Innovative solutions that reduce size and weight: Our strength and expertise in smart motor control solutions, including our IPMs enable simple and low cost design for BLDC motors used in fans and pumps of all vehicles (examples: EPS, wiper, oil & water pumps, radiator fan, sliding doors, fuel pump, HVAC fan). Ignition control ASSPs that reduce adoption cycle time for OEMs for fuel efficient engines.
Industrial	Broad portfolio of power solutions including smart motor drivers, MOSFETs, IGBT’s and Intelligent Power Modules.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, we had no sales to individual customers, including distributors, that accounted for 10% or more of our total consolidated revenues. Prior to 2012, sales to one of our distributors, Avnet, represented 13% of total consolidated revenues for the year ended December 31, 2010. Revenues for our Application Products Group and Standard Products Group include distributor sales to Avnet.

For the year ended December 31, 2014, aggregate revenue from our five largest customers by revenue, including distributors, for our Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group comprised approximately 30%, 41%, 44%, and 52% of total revenue for each respective operating segment. The loss of certain of these customers or distributors may have a material adverse effect on the operations of the respective segment.

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

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2014, sample applications for our products and representative OEM customers and end-users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Communications	Networking	Military- Aerospace	Medical
Approximate percentage of 2014 Revenue	13%	16%	31%	17%	15%	3%	1%	4%

Sample applications	Notebooks, Ultrabooks, & 2-in-1s	Music Players, Digital Cameras & Video Recorders	Fuel Economy & Emission Reduction	Smart Grid & Metering	Tablets	Switches	Cockpit Displays	Hearing Devices
	Desktop PCs & All-in-Ones	Flat TVs & Set-Top Boxes	Active Safety (ADAS and Viewing Cameras)	Security & Surveillance	Smart phones	Routers	Guidance Systems	Imaging
	Graphics	Gaming & Home Entertainment Systems	Body Electronics & Lighting	Motor Controls	Wearables Devices	Base Stations	Infrared Imaging	Diagnostic, Therapy, & Monitoring
	Servers & Workstations	White Goods	Infotainment & Connectivity	Smart Buildings	Back lighting & Display Control	Network Cards	Image Sensors	Implantable Devices
	Internal & External Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies
	PC Cameras			Industrial Automation	RF Tuning

Representative OEM customers and end-users	Apple Inc.	Canon Inc.	Bosch GMBH	Delta Electronics	Apple Inc.	Alcatel Lucent	Aeroflex	Boston Scientific
	Asus	LG Electronics	Continental Automotive Systems	Emerson Electric Co	Huawei Tech Co., Ltd.	Cisco	British Aerospace	General Electric Co
	Dell Computer	Microsoft	Delphi	Flir Systems	Lenovo	Delta Electronics	General Electric Co.	Intricon Corp
	Delta Electronics	Midea	Fujitsu Ten LTD	Honeywell Inc.	LG Eletronics	Ericsson	Honeywell Inc	Medtronic
	Foxconn	Panasonic Corporation	Hella	Kionix INC	Samsung Electronics	Huawei	ITT Corporation	Mindray
	Gigabyte	Philips	Magneti Marelli	Schneider Electric	Sony Mobile	Nokia Solutions and Networks	L-3 Communications	Philips
	Hewlett Packard Co	Samsung Electronics	Panasonic Corporation	Siemens Industrial	Xiaomi Inc.	ZTE Hong Kong LTD	Lockheed Martin	St. Jude Medical
	Lenovo	Sony Corp	TRW Inc	Tyco International	ZTE Hong Kong Ltd	Apple Inc.	Raytheon Co	Starkey Laboratories
	Seagate Technology	Whirlpool Corp	Valeo				Rockwell Collins
	Delta Electronics Int’l		Visteon				Sofradir

OEMs Direct sales to OEMs accounted for approximately 42% of our revenues in 2014, 48% of our revenues in 2013 and 55% of our revenues in 2012. OEM customers include a variety of companies in the electronics industry such as Continental Automotive Systems, Delphi, Hella, Panasonic Corporation and Samsung Electronics. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

Distributors Sales to distributors accounted for approximately 50% of our revenues in 2014, 44% of our revenues in 2013 and 38% of our revenues in 2012. Our distributors, which include Arrow, Avnet, OS Electronics, World Peace and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to certain distributors are made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to current limitations on the feasibility of estimating the up front effect of returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers Direct sales to electronic manufacturing service providers accounted for approximately 8% of our revenues in 2014, 8% of our revenues in 2013 and 7% of our revenues in 2012. Among our largest electronic manufacturing service customers are Benchmark Electronic, Celestica, Flextronics, Jabil and Sanmina. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer site facilities in Belgium, Canada, Czech Republic, Japan, Malaysia, and the United States and back-end assembly and test site facilities in Canada, China, Japan, Malaysia, Philippines and Vietnam. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the reporting segments that use these facilities, along with the approximate gross square footage of each site’s building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reporting Segment	Size (sq. ft.)
Front-end Facilities:
Burlington, Canada (1) (2) (3)	Application Products Group	95,440
Gresham, Oregon	Application Products Group, Standard Products Group and System Solutions Group	558,457
Pocatello, Idaho	Application Products Group and Standard Products Group	575,276
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	740,349
Oudenaarde, Belgium	Application Products Group and Standard Products Group	719,892
Seremban, Malaysia (Site-2) (3)	Application Products Group, Standard Products Group and System Solutions Group	123,496
Niigata, Japan	Standard Products Group and System Solutions Group	1,106,779
Rochester, New York (1) (4)	Image Sensor Group	265,594
Back-end Facilities:
Burlington, Canada (1) (2) (3)	Application Products Group	95,440
Leshan, China (3)	Application Products Group and Standard Products Group	406,696
Seremban, Malaysia (Site-1) (3)	Application Products Group, Standard Products Group and System Solutions Group	328,204
Carmona, Philippines	Application Products Group, Standard Products Group and System Solutions Group	518,592
Saitama, Japan (5)	System Solutions Group	656,990
Tarlac City, Philippines	Application Products Group and System Solutions Group	354,861
Shenzhen, China (3)	System Solutions Group	277,984
Bien Hoa, Vietnam (3)	Standard Products Group and System Solutions Group	294,418
Gunma, Japan (1) (3)	Application Products Group and System Solutions Group	85,226
Rochester, New York (1) (4)	Image Sensor Group	265,594
Nampa, Idaho (1)	Image Sensor Group	157,760
Other Facilities:
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	740,349
Thuan An District, Vietnam (3)	System Solutions Group	32,619

(1)	These facilities are leased.

(2)	This facility is used for both front-end and back-end operations with a total square footage of 95,440.

(3)	These facilities are located on leased land.

(4)	This facility is used for both front-end and back-end operations with a total square footage of 265,594.

(5)	We have ceased operations at this location as part of our plans to shut down the facility. See See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” and Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information on the closure of this facility.

We operate all of our manufacturing facilities directly, with the exception of our assembly and test operations facility located in Leshan, China, which is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 70% of Leshan’s production capacity in 2014, 2013 and 2012 and are currently committed to purchase approximately 80% of Leshan’s expected production capacity in 2015. During the year ended December 31, 2014, we acquired an additional equity interest in Leshan, see Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, ASE, HAUHONG Grace, UMC and LFoundry S.r., accounted for approximately 30%, 26% and 23% of our manufacturing costs in 2014, 2013 and 2012, respectively.

For information regarding risks associated with our foreign operations, see Part I, Item 1A “Risk Factors” under the heading “Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this report.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, and lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our commitments, contingencies and indemnities table in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” under the heading “Contractual Obligations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or certain other factors.

Sales, Marketing and Distribution

As of December 31, 2014, our global sales and marketing organization consisted of approximately 1,200 professionals, servicing customers in approximately 70 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective global applications support from our Technical Information Centers and Solution Engineering Centers, allowing for applications which are developed in one region of the world to be instantaneously available throughout all other regions.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our intellectual property. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. Our patents have expiration dates ranging from 2015 to 2034, and none of the patents that expire in the near future materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

Historically, our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets consisting of a stronger second half of the year for certain end-markets as compared to the first half of the year. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and, in the future, could continue to experience short-term period-to-period fluctuations in operating results due to general industry or economic conditions.

Backlog

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we record revenues on a “sell-through” basis. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2014, our backlog at the beginning of each quarter represented between 80% and 85% of actual revenues during such quarter, which is consistent with backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. Although only a few companies compete with us in most of our product lines, we face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully-customized ICs, as well as customers who develop their own IC products. See Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report for additional information.

In comparison, several competitors noted below are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. The following discusses the effects of competition on our four operating segments:

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

Image Sensor Group

The principal method of competition in the Image Sensor Group is to leverage our deep technical knowledge and close customer relationships to drive the most compelling imaging experience for end users. The Image Sensor Group has over four decades of CCD imaging experience and was the first to commercialize CMOS active pixel sensors. As the result, the Image Sensor Group was the first to introduce CMOS technology into many of our markets, including automotive and industrial applications, and brings a wealth of technical and end-user applications knowledge to help customers develop innovative imaging solutions across a broad range of end-user needs. Select competitors for certain of our products and solutions include: Sony Semiconductor; Samsung; Omnivision; STMicroelectronics N.V.; and Toshiba.

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

System Solutions Group

The principal methods of competition for the System Solutions Group are technical performance, quality, service and price. Our competitive strengths are strong technology and design capability, breadth of product portfolio, systems design expertise and long-standing supply relationships with leading OEM customers. Select competitors for certain of our products include: Fairchild Semiconductor International, Inc.; Infineon

Technologies AG; Mitsubishi Electric; NXP B.V.; Renesas Electronics Corporation; Rohm Co. Ltd.; Sanken Electric; STMicroelectronics N.V.; Texas Instruments Incorporated; and Toshiba Corporation.

Research and Development

Company-sponsored research and development costs in 2014, 2013 and 2012 were $366.6 million (11.6% of revenue), $334.2 million (12.0% of revenue) and $367.5 million (12.7% of revenue), respectively. We seek to maximize the investment of our people and capital in research and development by targeting innovative products and solutions for high growth applications that position the company to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

Government Regulation

Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water, the management and disposal of hazardous substances, the release of hazardous substances into the environment at or from our facilities and at other sites, and the investigation and remediation of contamination.

Our headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and now Freescale have been actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

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

Our manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation projects consist primarily of monitoring groundwater wells located on-site and off-site, with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify us and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

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

As a result of the acquisition of AMIS in 2008, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and us for any obligations relating to environmental remediation and clean-up at this location. Based on the information available, we do not believe that any future costs to us in connection with this matter will be material.

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. We do not expect the cost of compliance with existing environmental and health and safety laws and regulations, and liability for currently known environmental conditions, to have a material adverse effect on our business or prospects. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs. See Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

Employees

As of December 31, 2014, we had approximately 24,500 employees worldwide, of which approximately 3,100 employees were in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see Part I, Item 1A “Risk Factors—Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report. Of the total number of our employees as of December 31, 2014, approximately 20,400 were engaged in manufacturing, approximately 1,200 were engaged in our sales and marketing organization, which includes customer service, approximately 800 were engaged in administration and approximately 2,100 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 20, 2015 is set forth below.

Name	Age	Position
Keith D. Jackson	59	President, Chief Executive Officer and Director*
Bernard Gutmann	55	Executive Vice President, Chief Financial Officer and Treasurer*
George H. Cave	57	Executive Vice President, General Counsel, Chief Compliance & Ethics Officer, Chief Risk Officer and Corporate Secretary*
William M. Hall	59	Executive Vice President and General Manager, Standard Products Group*
Robert A. Klosterboer	54	Executive Vice President and General Manager, Application Products Group*
Mamoon Rashid	55	Senior Vice President and General Manager, System Solutions Group*
Paul E. Rolls	52	Executive Vice President, Sales and Marketing*
William A. Schromm	56	Executive Vice President and Chief Operating Officer*

*	Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among such officers.

Keith D. Jackson. Mr. Jackson was elected as a Director of ON Semiconductor and appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in November 2002. Mr. Jackson has over 32 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild Semiconductor Corporation, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups, beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson joined the board of directors of Veeco Instruments, Inc. in February 2012, and has served on the board of directors of the Semiconductor Industry Association since 2008.

Bernard Gutmann. Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer of ON Semiconductor and SCI LLC in September 2012 and has served as ON Semiconductor’s and SCI LLC’s Treasurer since January 2013. Before his promotion, he worked with the corporation as Vice President, Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. Mr. Gutmann also served and continues to serve as the Chief Financial Officer of SANYO Semiconductor (now known as the System Solutions Group), a position he has held since March 2011. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury, and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Mr. Gutmann served in various financial positions with Motorola, Inc. from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worcester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French, Spanish, and conversant in German.

George H. Cave. Mr. Cave has served as the General Counsel of ON Semiconductor and SCI LLC since August 1999. He also currently serves as Executive Vice President, Corporate Secretary, Chief Compliance & Ethics Officer and Chief Risk Officer for the Company. Mr. Cave’s professional career spans over 29 years of broad legal and business experience, including working for over 22 years in the semiconductor industry. Before his tenure with ON Semiconductor and SCI LLC, he served for two years as the Regulatory Affairs Director for Motorola’s Semiconductor Components Group in Geneva, Switzerland. Prior to that position, Mr. Cave was Senior Counsel in the Corporate Law Department of Motorola in Phoenix, Arizona for five years. Mr. Cave also serves as the Vice Chairman of the Board of Directors of the American Medical College of Homeopathy.

William M. Hall. Mr. Hall joined the Company in May 2006 and is currently the Executive Vice President and General Manager of the Standard Products Group of ON Semiconductor and SCI LLC. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild Semiconductor Corp. Between March 1997 and May 2006, Mr. Hall served at different times as Vice President of Business Development, Analog Products Group, Standard Products Group, and Interface and Logic Group, as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

Robert A. Klosterboer. Mr. Klosterboer joined the Company in March 2008 and currently serves as Executive Vice President and General Manager of the Application Products Group for ON Semiconductor and SCI LLC. From March 2008 to September 2012, he was Senior Vice President and General Manager of the business unit then known as the Automotive, Industrial, Medical, & Mil/Aero Group. He has more than three decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer, and during his tenure there, he also was a design engineer, field applications engineer, design section manager, program development manager, and product marketing manager. Mr. Klosterboer holds a bachelor’s degree in electrical engineering technology from Montana State University.

Mamoon Rashid. Mr. Rashid has over 30 years of experience in the semiconductor and electronics industry spanning marketing, manufacturing, sales and product line management positions. In January 2013, Mr. Rashid was appointed as Senior Vice President and General Manager, SANYO Semiconductor Group (now known as the System Solutions Group) for ON Semiconductor and SCI LLC. Prior to his promotion, Mr. Rashid held the position of Vice President of strategic business development, during which time he led the integration and restructuring of SANYO Semiconductor. Mr. Rashid joined ON Semiconductor in October 2004 and has held several leadership positions during his time with us. Prior to September 2008, Mr. Rashid served as Vice President and General Manager of our discrete products division, where he improved the growth and profitability of the business by entering several new product areas. From September 2008 to 2010, Mr. Rashid led our global supply chain organization as Vice President and General Manager during a transformational period for the Company. In these positions, he has supported the growth of ON Semiconductor into a multi-technology leading supplier of power solutions and helped improve profitability, efficiency and new product successes. Prior to joining ON Semiconductor, Mr. Rashid held leadership positions at market leading companies such as Intersil, Semtech and General Semiconductor.

Paul E. Rolls. Mr. Rolls was promoted and appointed Executive Vice President, Sales and Marketing of ON Semiconductor and SCI LLC in July 2013 to replace his retiring predecessor. Before his promotion, he served as Senior Vice President, Japan Sales and Marketing and Senior Vice President of Global Sales Operations, serving in that position from October 2012 to July 2013. Mr. Rolls has more than 26 years of technology sales, sales management and operations experience, with more than 19 years of sales and sales management experience in the semiconductor industry. Before joining the Company, Mr. Rolls was the Senior Vice President, Worldwide Sales and Marketing at Integrated Device Technology, Inc. from January 2010 to April 2012. From August 1996 to December 2009, he held multiple sales positions at International Rectifier Corp., most recently as Senior Vice President, Global Sales. During his career, he has also held management roles at Compaq Computer Corporation.

William A. Schromm Mr. Schromm has been with the Company since August 1999 and has more than 30 years of semiconductor industry experience. He is Executive Vice President and Chief Operating Office for ON Semiconductor and SCI LLC and has been responsible for the reliability and quality organization, external manufacturing, System Solutions Group manufacturing, global supply chain, information technology, corporate program management and System Solutions Group integration teams since October 2012. Prior to this role, Mr. Schromm served as Senior Vice President and General Manager of the Company’s former Computing and Consumer Products Group from June 2006 through September 2012. During his tenure with the Company, he has held various positions. From August 2004 through May 2006, he served as the Vice President and General Manager of the Company’s former High Performance Analog Division and also led the Company’s former Analog Products Group. Beginning in January 2003, he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999. Mr. Schromm earned a BS degree from Boston College and an MBA from the University of Phoenix.

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

Item 1A.    Risk Factors

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law.

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

At times, our historical financial results have been subject to substantial fluctuations and during those times we have experienced declines in revenues and incurred operating losses. Reduced end-user demand, price declines, excess inventory, underutilization of our manufacturing capacity, the effects of natural disasters such as the flooding in Thailand or the Japan earthquake and tsunami in 2011, and other factors have adversely affected and could in the future adversely affect our business, financial condition and results of operations.

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

We have experienced these conditions in our business in the past and may experience them in the future. We cannot accurately predict the timing of the current and future downturns and upturns in the semiconductor industry and how severe and prolonged these conditions might be. These future conditions in the semiconductor industry could adversely impact our revenues and harm our business, financial condition and results of operations.

Economic conditions, including those related to the credit markets, may adversely affect our industry, business and results of operations.

Adverse global economic conditions may result in fluctuations and reductions in consumer and commercial spending from time to time, and such conditions or uncertainties about such conditions may result in lower orders for our products and make it difficult for us to accurately forecast and plan our future business activities. The semiconductor industry has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Volatility in global economic conditions, including the level of the economic recovery in the United States, the growth rate of the Chinese economy, the effect of conditions in Japan, including a weakened demand environment and Yen, and economic weakness in many other countries and regions, volatility in oil prices and conflicts in Eastern Europe and the Middle East, may adversely and materially affect our industry, business and results of operations, and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. Reduced spending has in the past driven us and may in the future drive us and our competitors to reduce product pricing, which results in a negative effect on gross profit. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short-term and long-term strategies.

Furthermore, the United States and global credit markets could experience renewed financial turmoil. If the past pressures on credit were renewed or we experience an additional global downturn, we may not be able to obtain additional financing on favorable terms or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity, on terms acceptable to us, to meet our anticipated requirements for working capital, debt service and capital expenditures for the immediate future, if our operating results falter and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other factors, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We face risks resulting from the expansion of our operations through acquisitions, including but not limited to: (1) the difficulty of integrating, aligning and coordinating organizations, which will likely be geographically separated and involve separate technologies and corporate cultures; (2) risks of entering new semiconductor markets or regions of the world in which we have limited experience; (3) risks associated with integrating financial reporting and internal control systems of acquired companies; (4) the risk that our due diligence in the acquisition process may not identify compliance issues or other liabilities that are in existence at the time of our acquisitions; (5) the risk that our existing or prospective customers or customers of the acquired business may delay or defer their purchasing or other decisions as we integrate new businesses and companies into our business, or that they may seek to change their existing business relationships; (6) challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, including difficulties in entering into new market segments in which we are not experienced; (7) the risk that our markets do not evolve as anticipated and that the technologies acquired do not prove to be those needed to be successful in those markets; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) the diversion of management’s attention from the daily operations of existing businesses; and (10) negative pressure on gross margins resulting from increased operating and restructuring costs.

The integration of newly acquired businesses will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or were anticipated from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and stock price.

In addition, current and prospective employees could experience uncertainty about their future with us, and as a result, we could lose key employees. These uncertainties may also impair our ability to recruit or motivate key personnel. In connection with a transaction, key employees of acquired businesses may receive substantial value in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. These amounts could impact their willingness to continue to work for us. Further, as a result of our acquisitions, we may assume liabilities from the target’s current employee benefit plans that may require us to bring plan documentation into compliance with current law, including ensuring that plans are adequately funded.

In connection with our acquisition activity, we are required by generally accepted accounting principles and SEC rules and regulations to integrate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements, or if they do have independent audited financial statements, such statements may not be prepared under generally accepted accounting principles in the United States. Acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, which could materially impair our ability to obtain or prepare necessary financial information concerning such businesses in a format required to allow proper integration with our systems and financial statements. In addition, immediately after an acquisition and until such time as we are able to fully integrate an acquired business into our financial statements, we may be dependent on the acquired business’ financial controls and systems for reporting and other financial information, including projections and goals for such acquired business. We may not be able to successfully prepare and file required financial statements or other financial information for the acquired business, or to integrate the acquired business into our financial controls and systems and our consolidated financial statements in a timely manner. Failure to prepare accurate financial reports for our acquired businesses in a timely manner in accordance with generally accepted accounting principles in the United States could cause material inaccuracies in our financial statements and SEC filings, which could result in the necessity to restate our financials or lead to unknown liabilities and possibly result in a material impact on our stock price.

In connection with an acquisition, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential savings could turn out to be incorrect.

We review goodwill associated with our acquisitions for impairment at least on an annual basis (see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2: “Significant Accounting Policies—Goodwill” and Note 5: “Goodwill and Intangible Assets” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the past, we have recorded goodwill impairment charges related to certain of our acquisitions. Factors we consider important that could result in a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. We may have further material goodwill impairments which could adversely affect our financial condition and results of operations.

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

Moreover, we believe that we will need to continue to improve the margin levels of our System Solutions Group business and successfully execute on available opportunities in order to realize the intended benefits of this transaction. While we anticipate that certain cost reduction measures taken, including voluntary retirement programs implemented in 2013 and 2014, should improve its margin levels, we may not be able to benefit fully from such actions.

The failure to successfully implement profitability enhancement programs and cost reductions, including restructuring activities, could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other factors, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs have been primarily composed of employee separation costs and asset impairments. See Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on restructuring activities.

We also often undertake restructuring activities in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our restructuring plans and cost reduction initiatives will be successfully or timely implemented, or that they will materially and positively impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the cost reductions could adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended factors or consequences that could adversely impact our profitability and business, including unintended employee attrition.

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

Our business strategy is based on our assumptions about the future demand for our current products, and the new products and applications that we are developing, and on our ability to produce our products profitably. Each of these factors depends on our ability, among other factors, to finance our operating and product development activities, maintain high quality and efficient manufacturing operations, relocate and close manufacturing facilities and reduce operating expenses as part of our ongoing cost restructuring with minimal disruption to our operations, access quality raw materials and contract manufacturing services in a cost-effective and timely manner, protect our IP portfolio and attract and retain highly-skilled technical, managerial, marketing and finance personnel. Several of these factors and other factors that could affect our ability to implement our business strategy, such as risks associated with international operations, the threat or occurrence of armed international conflict and terrorist activities, the impact of natural disasters and cyber attacks, increased competition, legal developments and general economic conditions, are beyond our control. In addition, circumstances beyond our control and changes in our business or industry may require us to change our business strategy.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries that are currently the primary end-users of semiconductors. As these industries evolve and introduce new products, our success will depend on our ability to predict and adapt to these changes in a timely and cost-effective manner by designing, developing, manufacturing, marketing and providing customer support for our own new products and technologies. The development of new products is a complex and time-consuming process and often requires significant capital investment. Additionally, expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. There can be no assurance that we will win competitive bid selection processes, known as “design wins,” for new products. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, including any delays in establishing sufficient manufacturing capacity, could adversely affect our ability to generate revenue. In addition, design wins do not guarantee that we will make customer sales or that we will generate sufficient revenue to recover design and development investments.

We cannot assure you that we will be able to identify changes in the product markets and requirements of our customers and end-users, including changes due to evolving consumer preferences, international political developments influencing end-user preferences, and natural disasters or other extraordinary events that impact our customers or end-users and adapt to such changes in a timely and cost-effective manner. Nor can we assure you that products or technologies that may be developed in the future by our competitors and others will not render our products or technologies obsolete or noncompetitive. There is no assurance that the products we develop and market will be well received by customers, that we will realize a return on the capital expended to develop new products, that a significant investment in new products will be profitable or that we will have margins as high as we anticipate at the time of investment or have experienced historically. Further, a fundamental shift in technologies or consumption patterns in our existing product markets or the product markets of our customers or end-users could have a material adverse effect on our business or prospects.

Uncertainties involving the timing and amount of orders, and payment for, our products could adversely affect our business.

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

The semiconductor industry is highly competitive and our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Although only a few companies compete with us in most of our product lines, we face significant competition within each of our product lines from major global semiconductor companies as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, are integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as from customers who develop their own IC products. In addition, companies not currently in direct competition with us may introduce competing products in the future. In different product lines we compete, to varying degrees, on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. Gross margins in the industry vary by geographic region depending on local demand for the products in which semiconductors are used, such as personal computers, tablets, industrial and telecommunications equipment, consumer electronics and automotive goods. Any inability to maintain revenues or raise prices to offset increases in costs could have a material adverse effect on our gross margin and on our business and prospects as a whole.

The semiconductor components industry has also been undergoing significant restructuring and consolidation that could adversely affect our competitiveness. Many of our competitors, particularly larger competitors resulting from consolidations, may have certain advantages over us, including: substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition.

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

From time to time, we have experienced difficulty in beginning production at new facilities, transferring production to other facilities or in effecting transitions to new manufacturing processes that have caused us to suffer delays in product deliveries or reduced yields. We cannot assure you that we will not experience manufacturing problems in achieving acceptable yields or experience product delivery delays in the future as a result of, among other conditions and events, capacity constraints, construction delays, transferring production to other facilities (including as a part of our cost reduction measures and in reaction to man-made and natural disasters, such as the 2011 flooding in Thailand), upgrading or expanding existing facilities, changing our process technologies or uncertainty as a result of the acquisition and integration of manufacturing facilities acquired as a result of our acquisition activities, any of which could result in a loss of future revenues. Our results of operations could also be adversely affected by the increase in fixed costs and operating expenses related to increases in production capacity, if revenues do not increase proportionately.

We could be required to incur significant capital expenditures for manufacturing, information technology and equipment to remain competitive, and any failure, inadequacy or delayed implementation could harm our ability to effectively operate our business. Such capital expenditures and commitments, as well as other commitments, may materially decrease our liquidity.

Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. Semiconductor manufacturing has historically required a constant upgrading of process technology to remain competitive, as new and enhanced semiconductor processes are developed which permit smaller, more efficient and more powerful semiconductor devices. Our manufacturing, assembly and test facilities have required and will continue to require significant investments in manufacturing technology and equipment. We have made substantial capital expenditures and installed significant production capacity to support new technologies and increased production volume. However, there can be no assurance that we will successfully develop and utilize these new technologies. There also is no assurance that the new technologies we do develop and utilize will be sufficient to support our business operations and strategies, or that we will realize a return on the capital expended to develop such new technologies.

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

Our worldwide operations are subject to natural disasters and other business disruptions from time to time, which could adversely impact our business, results of operations and financial reporting and condition. We are susceptible to losses and interruptions caused by floods, hurricanes, typhoons, droughts, and other extreme weather conditions, earthquakes, tsunamis, volcanoes, and similar natural disasters, as well as power outages, power shortages, telecommunications failures, industrial accidents, and similar events. Such events can cause direct injury or damage to our employees and property, including our books and financial and corporate records and data, and related internal controls, and can also have significant direct and indirect consequences. For example, such events can negatively impact revenues and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. Such costs may include expenses to restore production or to move production to other facilities, including incremental capital expenditures and costs for expedited shipping, expenses incurred with a shut-down of the damaged facility, including employee severance payments, and other unusual costs and expenses such as fixed asset impairments, inventory write-downs, charges relating to cancellation of purchase orders for excess materials and charges for restoration and recovery work. Overall costs may also be impacted by other factors, such as the under-absorption of our manufacturing and operating support overhead. For example, in the case of our facility in Roznov, Czech Republic that manufactures silicon wafers used by a number of our facilities, any natural or man-made disaster, operational disruption, or other extraordinary event that impacted the facility or regional infrastructure would have a substantial adverse effect on our ability to produce a number of our products and could have a material adverse effect on our business, revenues, costs, and/or prospects if we were unable to effectively source silicon wafers on acceptable terms from qualified third parties to replace the production loss. Such events may also affect the infrastructure of the country in which the event occurs, causing water damage, power outages and rolling blackouts, transportation delays and restrictions, public health issues and economic instability and disrupting local and international supply chains. As a result, we could experience shortages of, and interruptions in supply and increased prices for, components that we source from companies located in or with operations in any such country, as well as from other suppliers whose supply chains may similarly be affected. Such shortages and interruptions may also affect our ability to communicate with our customers and suppliers and to timely deliver our products to customers and, as a result, our customers may seek substitute products from other manufacturers. In addition, damage or destruction to our books and financial and corporate records and data could adversely affect our ability to prepare our financial statements in accordance with generally accepted accounting principles and the historical and future reporting of our financial results and our ability to integrate the financial reporting and internal control systems of acquired companies. Responding to natural disasters and their consequences will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may be subject to deductible and coverage limits and may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms.

If we were to lose one of our large customers, our revenues and profitability could be adversely affected.

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not turn to other suppliers, significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects.

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

We also use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of final goods. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts and, in some cases, require longer-term commitments in the early stages of the relationship. Our operations and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasts proved to be materially incorrect. In any such case, arranging for replacement contractors can be time consuming and costly, and we may encounter start-up difficulties.

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

A significant amount of our total revenue is derived from the Asia/Pacific region, the Americas, and Europe, and we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets. Risks inherent in doing business on an international level include, among others, the following:

•	economic and political instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);

•	changes in regulatory requirements, tariffs, customs, duties and other trade barriers;

•

exposure to different legal standards, customs, business practices, tariffs, duties and other trade barriers, including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections;

•	transportation and other supply chain delays and disruptions;

•	power supply shortages and shutdowns;

•	fluctuations in raw material costs and energy costs;

•	difficulties in staffing and managing foreign operations including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;

•	currency fluctuations;

•	currency convertibility and repatriation;

•	taxation of our earnings and the earnings of our personnel;

•	limitations on the repatriation of earnings and potential taxation of foreign profits in the United States;

•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (e.g., the Federal Corrupt Practices Act);

•	difficulty in enforcing intellectual property rights; and

•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

In the past, we have benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. Our effective tax rate is uncertain on an ongoing basis. Changes to income tax regulations in the United States and the jurisdictions in which we operate, or in the interpretation of such laws, could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns, increases in expenses not deductible for tax purposes and changes in available tax credits could increase our future effective tax rate. Changes in our effective tax rate may impact our results of operations. Tax rates vary among the jurisdictions in which we operate. Our results of operations could be affected by our increasing or decreasing operations in jurisdictions with higher or lower rates, as well as by changes in rates or the laws that determine when we are subject to taxation in a specific jurisdiction.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments, acquisitions and stock repurchases. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

Our success, both generally and in connection with mergers and acquisitions, depends upon our ability to attract and retain highly-skilled design, technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. In addition, from time to time, we have announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. We also establish performance criteria for awards to officers and employees under bonus and other incentive plans and programs that may not be satisfied. These measures, as well as any future measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel and our existing employment agreements do not require the employee to continue to work for us.

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

Also, we may from time to time in the future be notified of claims that we may be infringing third-party IP rights. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring the technologies. Litigation could cause us to incur significant expense by adversely affecting sales of the challenged product or technologies and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

•	pay substantial damages;

•	indemnify customers or distributors;

•	cease the manufacture, use, sale or importation of infringing products;

•	expend significant resources to develop or acquire non-infringing technologies;

•	discontinue the use of processes; or

•	obtain licenses, which may not be available on reasonable terms, to the infringing technologies.

We cannot assure you that we would be successful in any such development or acquisition. Any such development, acquisition or license could require the expenditure of substantial time and other resources.

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

All industries, including the semiconductor industry, are subject to legal claims, including securities litigation, litigation in connection with acquisitions and litigation over executive compensation and disclosure of executive compensation. The price of our common stock has been, and may continue to be, volatile, and we can provide no assurance that securities litigation will not be filed against us in the future. In addition, we can provide no assurance that our past or future acquisitions and executive compensation will not subject us to additional litigation. This sort of litigation can be particularly costly and may divert the attention of our management and our resources in general. We are involved in a variety of legal matters, most of which we consider either routine matters that arise in the normal course of business or immaterial for our aggregate business operations. These routine matters typically fall into broad categories such as those involving suppliers and customers, employment and labor and IP. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position, results of operations or cash flows. However, defense and settlement costs can be substantial, even with respect to claims that we believe have no merit. Due to the inherent uncertainty of the litigation process, the resolution of any particular legal claim or proceeding could have a material effect on our business, financial condition, results of operations or cash flows. Further, uncertainties resulting from the initiation and continuation of securities or other litigation could harm our ability to obtain credit and financing for our operations and to compete in the marketplace. See Part I, Item 3 “Legal Proceedings” of this report for more information on our legal proceedings.

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

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. Motorola has agreed to indemnify us for certain environmental and health and safety liabilities related to the conduct or operation of our business or Motorola’s ownership, occupancy or use of real property occurring prior to the closing of our 1999 recapitalization and spinout from Motorola. We also have purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance policy will cover all material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities.

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

We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, or acts of vandalism or terrorism. Additionally, the proprietary, sensitive or confidential information we manage and store may be subject to accidental loss, misuse, inadvertent disclosure or unapproved dissemination. Our security measures and/or those of our third party service providers may not detect or prevent such security breaches. In some cases, we may initially be unaware of an incident or its magnitude or effects. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may impede our sales, manufacturing, distribution or other critical functions. We also provide certain confidential and proprietary information to our third party service providers and other business partners, and the systems of these third parties could be subject to security breaches or otherwise compromised. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

Despite the fact that we have recently retired some debt with existing cash flow, we have substantial debt service obligations. In addition, we incurred debt to acquire Aptina and may incur additional debt in the future, subject to certain limitations contained in our debt instruments from time to time. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	the timing, amount and execution of our capital allocation policy, including our share repurchase program, could be affected by the degree to which we are leveraged;

•	a significant portion of our cash flow from operations must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations;

•	some of our debt is and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates;

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

We may need to incur substantial additional indebtedness in the future. The agreements relating to our outstanding indebtedness from time to time may limit us and our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify, and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, the debt we may incur from time to time may require collateral to secure such indebtedness, which would place our assets at risk, as well as limit our flexibility related to such assets. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

The agreements relating to our indebtedness may restrict our current and future operations, particularly our ability to respond to changes or to take some actions.

Our debt agreements from time to time may contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other decisions we might make, our ability to:

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

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which could cross default other indebtedness. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase any of our debt securities upon a change of control or other specified event, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

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

Conversion of Convertible Notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our stock.

Under the terms of the 2.625% Notes, Series B, any conversions of the 2.625% Notes, Series B will be settled in cash up to the par value of the notes being converted, with the excess of the conversion value over the par value being settled in shares of common stock, subject to our ability to settle the entire amount in cash. It is our current intent to settle the per value in cash. Generally speaking, this would result in the issuance of common stock upon the conversion of the 2.625% Notes, Series B only if our common stock is trading at a value in excess of $10.50 per share and we do not elect to pay the entire amount in cash or are unable to do so. The conversion of some or all of the 2.625% Notes, Series B into common stock will dilute the ownership interests of our existing stockholders and may impact the value of our common stock. The 2.625% Notes, Series B will become fully convertible on June 15, 2016. Prior to that date, the 2.625% Notes, Series B will be convertible only upon the occurrence of certain extraordinary events. See Note 8: “Long Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. The dilutive effect of the 2.625% Notes, Series B on the calculation of our earnings per share is described in Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this report.

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

The market price of the common stock may also fluctuate significantly in response to the following factors, among others, some of which are beyond our control:

•	variations in our quarterly operating results;

•	the issuance or repurchase of shares of our common stock;

•	changes in securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

•	loss of a major customer or failure to complete significant transactions; and

•	additions or departures of key personnel.

The trading price of our common stock since our initial public offering has had significant variance and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

Provisions in our charter documents may delay or prevent the acquisition of our company, which could decrease the value of our stock.

Our certificate of incorporation and by-laws contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions:

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

•	require the approval by holders of at least 66 2/3% of our outstanding common stock to amend any of these provisions in our certificate of incorporation or by-laws.

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

	Range of Sales Price High	Low
2014
First Quarter	$9.75	$7.82
Second Quarter	$10.07	$8.22
Third Quarter	$9.94	$8.32
Fourth Quarter	$10.44	$6.76
2013
First Quarter	$8.71	$7.20
Second Quarter	$8.73	$7.18
Third Quarter	$8.50	$7.16
Fourth Quarter	$8.35	$6.80

As of February 20, 2015, there were approximately 256 holders of record of our common stock and 431,315,129 shares of common stock outstanding.

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

Our senior revolving credit facility permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the senior leverage ratio (calculated in accordance with the credit agreement) does not exceed 2.75 to 1.00. As of December 31, 2014, we were within the required senior leverage ratio and therefore permitted to pay cash dividends under our senior revolving credit facility. See Note 8: “Long-Term Debt” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our revolving credit facility.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2014. Also see Note 9: “Earnings per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on this repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2) (3)
Month #1 September 27—October 24, 2014	4,346,677	$7.51	4,346,677	$56,391,264
Month #2 October 25—November 21, 2014	1,235,640	8.15	1,235,640	46,319,639
Month #3 November 22—December 31, 2014	2,444,200	9.81	2,444,200	976,026,091

Total	8,026,517	$8.31	8,026,517

(1)	These time periods represent our fiscal month start and end dates for the fourth quarter of 2014.

(2)	On August 2, 2012, we announced a share repurchase program (the “2012 Share Repurchase Program”) for up to $300.0 million of our common stock over a three year period, exclusive of any fees, commissions or other expenses. The 2012 Share Repurchase Program was terminated on December 1, 2014, and the approximately $46.3 million that remained of the total authorized amount to purchase common stock pursuant to the 2012 Share Repurchase Program was canceled.

(3)	On December 1, 2014, we announced a capital allocation policy and a new share repurchase program pursuant to the capital allocation policy (the “2014 Share Repurchase Program”) for up to $1 billion of our common stock over a four year period effective December 1, 2014, exclusive of any fees, commissions or other expenses.

Under the 2012 Share Repurchase Program and the 2014 Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, other market and economic conditions. The 2012 Share Repurchase Program and 2014 Share Repurchase Program do not require us to purchase any particular amount of common stock and are subject to a variety of factors including the Board’s discretion. During the fourth quarter of 2014, we repurchased approximately 8.0 million shares of common stock under the 2012 Share Repurchase Program and 2014 Share Repurchase Program for an aggregate purchase price of approximately $66.7 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $8.31. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At December 31, 2014, approximately $976.0 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to or withheld by us to satisfy tax withholding obligations in connection with the vesting of time and performance-based restricted stock units issued to employees. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the 2012 Share Repurchase Program and the 2014 Share Repurchase Program.

Convertible Note Repurchase, Redemption, Conversion or Exchange

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Key Financing and Capital Events” and Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain transactions with respect to our 2.625% Notes and our 2.625% Notes, Series B.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item  6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected. We also revised our previously-issued consolidated financial statements to reflect certain immaterial error corrections as fully described in Note 1: “Background and Basis of Presentation” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011 (3)	2010 (4)
	(in millions, except per share data)
Statement of Operations data:
Revenues	$3,161.8	$2,782.7	$2,894.9	$3,442.3	$2,313.4
Restructuring, asset impairments and other, net (1)	30.5	33.2	163.7	104.3	10.5
Goodwill and intangible asset impairment charges (2)	9.6	—	49.5	—	16.1
Net income (loss)	192.1	153.6	(92.9)	15.0	298.1
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.43	0.33	(0.21)	0.03	0.67

	Year ended December 31,
	2014	2013	2012	2011 (3)	2010 (4)
	(in millions)
Balance Sheet data:
Total assets	$3,823.0	3,293.8	$3,376.3	$3,935.6	$2,968.5
Long-term debt, including current maturities, less capital lease obligations	1,151.8	888.8	920.8	1,106.1	773.3
Capital lease obligations	40.8	53.4	91.1	100.9	115.5
Total stockholders’ equity	1,647.4	1,523.6	1,427.9	1,537.3	1,431.7

(1)	Restructuring, asset impairments and other, net primarily includes employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments and any other infrequent or unusual items. See Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

(2)	For the year ended December 31, 2014, we recorded $9.6 million of goodwill and intangible asset impairment charges on our Consolidated Statements of Operations and Comprehensive Income relating to a reporting unit in our Applications Products Group. For the year ended December 31, 2012, we recorded $49.5 million of goodwill and intangible asset impairment charges on our Consolidated Statements of Operations and Comprehensive Income relating to certain reporting units in our Standard Products Group and System Solutions Group. For the year ended December 31, 2010, we recorded $16.1 million of goodwill and intangible asset impairment charges relating to our PulseCore acquisition on our Consolidated Statements of Operations and Comprehensive Income. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on goodwill and intangible asset impairments.

(3)	Includes adjustments, related to the revision described above, that increased net income by $0.1 million, increased restructuring, asset impairments and other, net by $1.6 million, increased total assets by $52.1 million, and increased total stockholders’ equity by $43.8 million.

(4)	Includes adjustments, related to the revision described above, that increased net income by $5.2 million, increased total assets by $49.3 million and increased total stockholders’ equity by $43.7 million.

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

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $335.8 billion in 2014, an increase of approximately 9.9% from $305.6 billion in 2013. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our Serviceable Addressable Market (“SAM”) since 2010:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2014	$335.8	9.9%	$112.0	7.4%
2013	$305.6	4.8%	$104.3	0.6%
2012	$291.6	(2.6)%	$103.7	(3.4)%
2011	$299.5	0.4%	$107.4	(2.5)%
2010	$298.3	31.8%	$110.2	28.7%

(1)	Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which differs from how we recognize revenue on shipments to certain distributors as described in Note 2: “Significant Accounting Policies—Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

(2)	Our SAM comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, and microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, VREGs and references, comparators, ASSP consumer, ASSP communications, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) standard product logic (consumer other, computer other peripherals, wired / wireless communications, automotive, industrial and multipurpose); (e) CMOS and CCD image sensors; (f) memory; (g) microcontrollers and (h) motor control modules. Our SAM is derived using the most recent information available at the time of the filing of each respective period’s annual report and is revised in subsequent periods to reflect final results.

Worldwide semiconductor industry sales grew 31.8% in 2010, grew 0.4% in 2011, declined 2.6% in 2012, grew 4.8% in 2013, and grew 9.9% in 2014 following a pattern associated with the financial crisis, subsequent recovery and persistent economic uncertainty. The increase of 9.9% from 2013 to 2014 is related to improved global macroeconomic conditions within the semiconductor industry affecting sales in all geographic regions.

Sales in our SAM increased to $110.2 billion in 2010, decreased to $107.4 billion in 2011, decreased to $103.7 billion in 2012, increased to $104.3 billion in 2013 and increased to $112 billion in 2014. The increase of approximately 7.4% from $104.3 billion in 2013 to $112 billion in 2014 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 3% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2014 were $3,161.8 million, an increase of approximately 14% from $2,782.7 million for the year ended December 31, 2013. The majority of the increase was attributable to our acquisitions of Aptina and Truesense, along with other increases in our Application Products Group and Standard Products Group, partially offset by decreased revenue from our System Solutions Group. During 2014, we reported net income attributable to ON Semiconductor Corporation of $189.7 million compared to net income attributable to ON Semiconductor Corporation of $150.4 million in 2013. Our gross margin increased by approximately 90 basis points to 34.3% in 2014 from 33.4% in 2013, primarily driven by changes in volume and mix across certain of our product lines.

During 2014, the majority of our restructuring and cost saving initiatives were focused on our System Solutions Group, which included certain voluntary retirement programs and the planned closure of our KSS facility.

For further information with respect to our restructuring activity, including our other restructuring and cost savings programs initiated during 2014, see Note 6: “Restructuring, Asset Impairments, and Other, net” of the notes to the audited consolidated financial statements located elsewhere in this report.

Business Overview

We are driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

Our new product development efforts continue to be focused on building solutions in product areas that appeal to customers in focused market segments and across multiple high growth applications. We collaborate with our customers to identify desired innovations in electronic systems in each end-market that we serve. This enables us to participate in the fastest growing sectors of the market. We also innovate in advanced packaging technologies to support ongoing size reduction in electronic systems and in advanced thermal packaging to support high performance power conversion applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to position ourselves for continued growth. We seek to maximize the investment of our people and capital in research and development by targeting innovative products and solutions for high growth applications that position the company to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. Such actions continued in 2014 within our System Solutions Group. See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below, along with Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Q1 2015 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $840 million to $880 million in the first quarter of 2015. Backlog levels for the first quarter of 2015 represent approximately 80% to 85% of our anticipated first quarter 2015 revenues. We estimate average selling prices for the first quarter of 2015 will be down approximately two percent compared to the fourth quarter of 2014. For the first quarter of 2015, we estimate that gross margin as a percentage of revenues will be approximately 33.4% to 35.4%.

Results of Operations

Our results of operations for the year ended December 31, 2014 include the operations of our acquisitions of Aptina and Truesense on August 15, 2014 and April 30, 2014, respectively.

Revision of Previously-Issued Financial Statements

During the quarter ended December 31, 2014, we revised our financial statements for 2013 and 2012 to record a deferred tax asset in a foreign subsidiary and have made adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The prior periods also include revised amounts from a change in application of an accounting convention, related to manufacturing variances, and other adjustments relating to hedging and inventory amounts. These other previously-identified errors were either uncorrected or corrected in a period subsequent to the period in which the error originated.

We assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of our prior interim and annual financial statements.

All financial information contained herein has been revised to reflect the correction of these errors. See Note 1: “Background and Basis of Presentation” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Year ended December 31,			Dollar Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenues	$3,161.8	$2,782.7	$2,894.9	$379.1	$(112.2)
Cost of revenues (exclusive of amortization shown below)	2,076.9	1,853.6	1,948.6	223.3	(95.0)

Gross profit	1,084.9	929.1	946.3	155.8	(17.2)
Operating expenses:
Research and development	366.6	334.2	367.5	32.4	(33.3)
Selling and marketing	200.0	171.2	180.9	28.8	(9.7)
General and administrative	180.9	148.5	160.6	32.4	(12.1)
Amortization of acquisition-related intangible assets	68.4	33.1	44.4	35.3	(11.3)
Restructuring, asset impairments and other, net	30.5	33.2	163.7	(2.7)	(130.5)
Goodwill and intangible asset impairment	9.6	—	49.5	9.6	(49.5)

Total operating expenses	856.0	720.2	966.6	135.8	(246.4)

Operating income (loss)	228.9	208.9	(20.3)	20.0	229.2

Other income (expenses), net:
Interest expense	(34.1)	(38.6)	(56.1)	4.5	17.5
Interest income	1.5	1.3	1.5	0.2	(0.2)
Other	(4.4)	1.5	5.8	(5.9)	(4.3)
Loss on debt extinguishment	—	(3.1)	(7.8)	3.1	4.7

Other income (expenses), net	(37.0)	(38.9)	(56.6)	1.9	17.7

Income (loss) before income taxes	191.9	170.0	(76.9)	21.9	246.9
Income tax benefit (provision)	0.2	(16.4)	(16.0)	16.6	(0.4)

Net income (loss)	192.1	153.6	(92.9)	38.5	246.5
Less: Net income attributable to non-controlling interest	(2.4)	(3.2)	(4.3)	0.8	1.1

Net income (loss) attributable to ON Semiconductor Corporation	$189.7	$150.4	$(97.2)	$39.3	$247.6

Revenues

Revenues were $3,161.8 million, $2,782.7 million and $2,894.9 million for 2014, 2013 and 2012, respectively. The increase from 2013 to 2014 was primarily attributed to approximately $262.4 million of additional revenue in the Image Sensor Group provided by the acquisitions of Aptina and Truesense, along with increases from our Application Products Group and Standard Products Group, which experienced greater revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our System Solutions Group.

For the year ended December 31, 2014, we experienced a decline in average selling prices of approximately 5%, as compared to 2013, offset by favorable changes in volume and mix, which resulted in a net increase in revenue of approximately 14%.

The decrease in revenues from 2012 to 2013 was the result of decreased revenue in our System Solutions Group from a weakened demand environment associated with a further softening of the Japanese consumer market and a devalued Yen, which was partially offset by increased revenue from our other reportable segments.

Revenues by reportable segment for each of the three years below, were as follows (dollars in millions):

	Year Ended December 31, 2014	As a % of Revenue (1)	Year Ended December 31, 2013	As a % of Revenue (1)	Year Ended December 31, 2012	As a % of Revenue (1)
Application Products Group	$1,070.4	33.9%	$996.8	35.8%	$969.6	33.5%
Image Sensor Group	306.1	9.7%	39.5	1.4%	49.6	1.7%
Standard Products Group	1,210.4	38.3%	1,121.2	40.3%	1,104.7	38.2%
System Solutions Group	574.9	18.2%	625.2	22.5%	771.0	26.6%

Total revenues	$3,161.8		$2,782.7		$2,894.9

(1)	Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group

Revenues from the Application Products Group increased by $73.6 million, or approximately 7%, from 2013 to 2014 and increased from 2012 to 2013 by $27.2 million or approximately 3%.

The 2014 increase resulted from an increase in revenues from ASIC products of $44.4 million, or approximately 9%, an increase in revenues from analog products of $13.2 million, or approximately 3%, an increase in revenues from foundry services of $8.8 million, or approximately 65%, and an increase in revenues from TMOS products of $7.8 million, or approximately 20%.

The 2013 increase resulted from an increase in revenues from analog products of $29.9 million, or approximately 8%, and an increase in revenue from TMOS products of $5.0 million, or approximately 15%, partially offset by a decrease in revenues from ASIC products of $10.4 million, or approximately 2%, and a decrease in revenues from ECL products, of $6.9 million, or approximately 15%.

Revenues from the Image Sensor Group

Revenues from the Image Sensor Group increased by $266.6 million from 2013 to 2014 and decreased from 2012 to 2013 by $10.1 million.

This increase in 2014 is primarily attributable to revenue provided by the 2014 acquisitions of Aptina and Truesense, which generated approximately $262.4 million, of revenue during 2014. Revenues from our existing image sensor business units also increased during 2014.

Revenues from the Standard Products Group

Revenues from the Standard Products Group increased by $89.2 million, or approximately 8%, from 2013 to 2014 and increased from 2012 to 2013 by $16.5 million, or approximately 1%.

The 2014 increase resulted from an increase in revenues from discrete products of $60.4 million, or approximately 14%, an increase in revenues from analog products of $24.1 million, or approximately 8%, and an increase in revenues from memory products of $11.3 million, or approximately 20%, partially offset by a decrease in revenues from TMOS products.

The 2013 increase resulted from an increase in revenues from discrete products of $24.9 million, or approximately 6%, and an increase in revenues from analog products of $8.9 million, or approximately 3%, partially offset by a decrease in revenues from TMOS products of $13.8 million, or approximately 6%.

Revenues from the System Solutions Group

Revenues from the System Solutions Group decreased by $50.3 million, or approximately 8%, from 2013 to 2014 and decreased from 2012 to 2013 by $145.8 million, or approximately 19%.

The 2014 decrease resulted from a decrease in demand from the Japanese consumer market and an increase in competition in other regions, causing a decrease in revenue from LSI products of approximately $53.8 million, or approximately 13.0%.

The 2013 decrease resulted from a softening of the Japanese consumer market, a devalued Yen, and, to a lesser extent, political tensions between Japan and China.

Revenues by Geographic Location

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended December 31, 2014	As a % of Revenue	Year Ended December 31, 2013	As a % of Revenue (1)	Year Ended December 31, 2012	As a % of Revenue (1)
United States	$497.0	15.7%	$415.4	14.9%	$452.0	15.6%
United Kingdom	497.9	15.7%	400.2	14.4%	388.3	13.4%
Hong Kong	975.3	30.8%	862.4	31.0%	874.2	30.2%
Japan	293.1	9.3%	290.2	10.4%	401.2	13.9%
Singapore	786.5	24.9%	700.6	25.2%	627.7	21.7%
Other	112.0	3.5%	113.9	4.1%	151.5	5.2%

Total	$3,161.8		$2,782.7		$2,894.9

(1)	Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment in each of the three years below was as follows (dollars in millions):

	Year Ended December 31, 2014	As a % of Segment Revenue (2)	Year Ended December 31, 2013	As a % of Segment Revenue (2)	Year Ended December 31, 2012	As a % of Segment Revenue (2)
Application Products Group	$475.0	44.4%	$431.0	43.2%	$430.3	44.4%
Image Sensor Group	91.1	29.8%	24.6	62.3%	28.9	58.3%
Standard Products Group	431.0	35.6%	390.7	34.8%	400.9	36.3%
System Solutions Group	117.5	20.4%	103.4	16.5%	143.1	18.6%

Gross profit by segment	$1,114.6		$949.7		$1,003.2
Unallocated manufacturing (1)	(29.7)	(0.9)%	(20.6)	(0.7)%	(56.9)	(2.0)%

Total gross profit	$1,084.9	34.3%	$929.1	33.4%	946.3	32.7%

(1)	Unallocated manufacturing costs are being shown as a percentage of total revenue.

(2)	Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit was $1,084.9 million, $929.1 million and $946.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The gross profit increase of $155.8 million, or approximately 17%, for the year ended December 31, 2014 compared to 2013 is primarily attributable to increased revenues, along with increased capacity utilization and cost savings realized from previous restructuring activities, partially offset by decreased average selling prices and approximately $27.0 million for the expensing of the fair market value of inventory step-up from our recent acquisitions for the year ended December 31, 2014.

The gross profit decrease from 2012 to 2013 is primarily attributable to decreases in gross profit in our System Solution Group as a result of lower revenues for the year ended December 31, 2013 as well as smaller decreases in gross profit from our other operating segments.

Gross margin increased to approximately 34.3% during 2014 compared to approximately 33.4% during 2013. This increase was primarily driven by favorable changes in volume and mix across certain product lines as well as a larger proportion of revenues generated from our Applications Products Group, Image Sensor Group and Standard Products Group which experienced higher gross margin levels than our System Solutions Group.

The increase in gross margin as a percentage of revenues from 2012 to 2013 was primarily driven by changes in volume and mix across certain product lines.

Operating Expenses

Research and Development

Research and development expenses were $366.6 million, $334.2 million and $367.5 million, representing approximately 11.6%, 12.0% and 12.7% of revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

The increase in research and development expenses of $32.4 million, or approximately 10%, from 2013 to 2014 is primarily associated with approximately $38.0 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense. These expenses were further increased by greater personnel costs in our Application Products Group and Standard Products Group, along with increased performance-based compensation as a result of improved performance results for 2014 compared to 2013, partially offset by decreases in our System Solutions Group attributable to decreased payroll related expenses resulting from our restructuring and cost saving activities.

The decrease in research and development expenses from 2012 to 2013 was primarily associated with decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group, along with the impact of a devalued Yen.

Selling and Marketing

Selling and marketing expenses were $200.0 million, $171.2 million and $180.9 million, representing approximately 6.3%, 6.2% and 6.2% of revenues, for the years ended December 31, 2014, 2013 and 2012, respectively.

The increase in selling and marketing expenses of $28.8 million, or approximately 17%, from 2013 to 2014 is primarily associated with approximately $11.2 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense, along with increased sales commissions and increased payroll related expenses associated with performance-based compensation as a result of improved performance results for 2014 compared to 2013.

The decrease in selling and marketing expenses from 2012 to 2013 was primarily attributable to decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group, along with the impact of a devalued Yen.

General and Administrative

General and administrative expenses were $180.9 million, $148.5 million and $160.6 million, representing approximately 5.7%, 5.3% and 5.5% of revenues, for the years ended December 31, 2014, 2013 and 2012, respectively.

The increase in general and administrative expenses of $32.4 million, or approximatively 22%, from 2013 to 2014 is primarily associated with approximately $9.6 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense, along with increased payroll related expenses associated with performance-based compensation as a result of improved performance results for 2014 compared to 2013, in addition to approximately $8.1 million in third-party acquisition-related expenses.

The decrease in general and administrative expenses from 2012 to 2013 was primarily attributable to decreased payroll and related expenses resulting from our 2012 and 2013 restructuring and cost saving activities in our System Solutions Group, along with the impact of a devalued Yen.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $68.4 million, $33.1 million and $44.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase of $35.3 million from 2013 to 2014 is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

The decrease in amortization of acquisition-related intangible assets from 2012 to 2013 was primarily attributed to the impairment of certain of the System Solutions Group’s intangible assets recorded during the fourth quarter of 2012. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $30.5 million, $33.2 million and $163.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The information below summarizes the major activities in each year. For additional information, see Note 6: “Restructuring, Asset Impairments and Other, net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for employees of certain of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program, of which all employees had exited by December 31, 2014. For the year ended December 31, 2014, we recognized approximately $10.4 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program.

In connection with the Q4 2013 Voluntary Retirement Program, approximately 70 contractor positions were also identified for elimination, all of which all had exited by the end of 2014. During the year ended December 31, 2014, an additional 40 positions were identified for elimination, as an extension of the Q4 2013 Voluntary Retirement Program, consisting of 20 employees and 20 contractors, substantially all of which had exited by December 31, 2014.

As a result of the Q4 2013 Voluntary Retirement Program, we recognized a pension curtailment benefit associated with the affected employees of $4.5 million during the year ended December 31, 2014, which is recorded in Restructuring, Asset Impairments and other, Net. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

During the year ended December 31, 2014, we initiated further voluntary retirement activities applicable to an additional 60 to 70 positions, for certain of our System Solutions Group subsidiaries in Japan, consisting of employees and contractors. Substantially all personnel had exited under this program by December 31, 2014. We anticipate total cost savings for the Q4 2013 Voluntary Retirement Program, which includes the above headcounts, to be between the range of our previously disclosed expectations of $36 million to $45 million during the first year following the completion of the anticipated headcount reductions.

On October 6, 2013, we announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other of our manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the year ended December 31, 2014, we recorded approximately $7.8 million of employee separation charges and $2.3 million of exit costs related to the KSS Plan.

As a result of the KSS facility closure, we recognized a $2.1 million pension curtailment benefit associated with the affected employees during the year ended December 31, 2014, which is recorded in Restructuring, asset impairments and other, net. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2013

During the year ended December 31, 2013, we initiated two voluntary retirement programs for certain employees of our System Solutions Group subsidiaries in Japan. Approximately 500 employees opted to retire pursuant to the first program, and substantially all employees had retired by December 31, 2013. Approximately 170 employees had retired by December 31, 2013 under the Q4 2013 Voluntary Retirement Program. As part of these restructuring activities, approximately half of the 70 contractor positions identified for elimination were terminated by the end of 2013.

We recorded net charges of approximately $37.3 million in connection with these programs, consisting of employee severance charges of $52.9 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $15.6 million.

During the year ended December 31, 2013, we recorded $3.1 million of restructuring charges related to the announced closure of our Aizu facility. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owned the Aizu facility, which utilized the Japanese Yen as its functional currency. The related amount was recorded as a benefit to restructuring, asset impairments and other, net on the our Consolidated Statements of Operations and Comprehensive Income. For additional information, see Note 16: “Changes in Accumulated Other Comprehensive Loss” of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

We recorded approximately $10.0 million of net restructuring charges related to the KSS Plan during the year ended December 31, 2013, consisting of employee severance charges of $6.5 million and $3.5 million of asset impairment charges associated with the KSS Plan.

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

Indefinite and Long-Lived Asset Impairment Charges

2014

During the year ended December 31, 2014, we determined that approximately $8.7 million in carrying value of goodwill relating to one of our reporting units in the Application Products Group was impaired resulting from a decline in estimated future cash flows. In connection with this impairment, we wrote-off approximately $0.9 million of intangible assets and $4.7 million of other long-lived assets. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2012

During the year ended December 31, 2012, we evaluated the current period operating results of the System Solutions Group and re-assessed future projections for the segment. As a result, we determined that $94.4 million of carrying value for certain long-lived assets associated with the System Solutions Group and $31.6 million of related intangible assets were impaired. For additional information, see Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Other Income and Expenses

Interest Expense

Interest expense decreased by $4.5 million from $38.6 million in 2013 to $34.1 million in 2014. Additionally, interest expense decreased by $17.5 million from $56.1 million in 2012 to $38.6 million in 2013. We recorded amortization of debt discount to interest expense of $7.0 million, $11.2 million and $23.4 million for 2014, 2013 and 2012, respectively. Our average long-term debt balance (including current maturities and net of debt discount) during 2014, 2013 and 2012, was $1,067.4 million, $977.1 million and $1,109.5 million, respectively. Our weighted average interest rate on long-term debt (including current maturities and net of debt discount) was approximately 3.2%, 3.9% and 5.1% per annum in 2014, 2013 and 2012, respectively. See “Liquidity and Capital Resources—Key Financing and Capital Events” below for a description of our refinancing activities.

Other

Other income decreased by $5.9 million from a gain of $1.5 million in 2013 to a loss of $4.4 million in 2014. Other income decreased by $4.3 million from a gain of $5.8 million in 2012 to a gain of $1.5 million in 2013. The change from year to year is largely attributable to fluctuations in foreign currencies against the dollar for the periods presented, net of the impact from our hedging activity.

Loss on Debt Extinguishment

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

2012

During the year ended December 31, 2012, we exchanged $99.9 million in par value ($92.8 million of carrying value) of our 2.625% Notes for $99.9 million in par value of 2.625% Notes, Series B and $2.0 million in cash, which resulted in a loss on debt exchange of $7.8 million. Subject to certain other terms and conditions, this exchange extended the first put date of the underlying notes, which we consider to be the earliest maturity date, from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Provision for Income Taxes

We recorded an income tax benefit of $0.2 million and a provision of $16.4 million and $16.0 million in 2014, 2013 and 2012, respectively.

The income tax benefit for the year ended December 31, 2014 consisted of the reversal of $23.3 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $4.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2014. This is partially offset by $19.8 million for income and withholding taxes of certain of our foreign and domestic operations, $4.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and $3.3 million of deferred federal income taxes associated with tax deductible goodwill.

The 2013 provision of $16.4 million included $22.2 million for income and withholding taxes of certain of our foreign operations and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions and $2.7 million of deferred federal income taxes associated with tax deductible goodwill. This is partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2013.

The 2012 provision of $16.0 million included $21.7 million for income and withholding taxes of certain of our foreign operations, $2.6 million of deferred federal income taxes associated with tax deductible goodwill, and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by $7.8 million of additional tax benefit recorded and the reversal of $1.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2012.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the year ended December 31, 2014 was a benefit of 0.1%, which differs from the U.S. statutory federal income tax rate of 35%, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. Our effective tax rate was also lower than the U.S. statutory federal income tax rate for the year ended December 31, 2013 and December 31, 2012 , due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of December 31, 2014, which is not expected to have a material effect on the Company’s cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Income taxes have not been provided on approximately $1,784.1 million of the undistributed earnings of our foreign subsidiaries at December 31, 2014 over which we have sufficient influence to control the distribution of such earnings and have determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if we sell our investment in certain subsidiaries. We estimate that repatriation of these foreign earnings would generate additional taxes of approximately $178.7 million after the assumed utilization of our available net operating loss carryforwards and foreign tax credits.

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

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt, excluding capital leases (2)	$1,235.1	$215.1	$436.1	$59.3	$489.8	$34.8	$—
Capital leases (2)	43.2	21.9	13.6	6.1	0.8	0.8	—
Operating leases (3)	103.6	21.0	18.0	14.0	9.5	6.9	34.2
Purchase obligations (3):
Capital purchase obligations	42.4	38.5	1.8	0.5	0.4	0.4	0.8
Inventory and external manufacturing purchase obligations	454.9	279.3	105.1	37.7	8.1	7.8	16.9
Information technology, communication and mainframe support services	10.9	9.0	1.4	0.3	0.1	0.1	—
Other	18.7	13.6	4.1	0.4	0.4	0.2	—

Total contractual obligations	$1,908.8	$598.4	$580.1	$118.3	$509.1	$51.0	$51.9

(1)	The table above excludes approximately $16.0 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.

(2)	Includes interest payments at applicable rates as of December 31, 2014.

(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

This table also excludes our pension obligations. We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $8.5 million in 2015. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2015, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash, cash equivalents and short-term investments was $517.8 million at December 31, 2014. We believe that our cash flows from operations, coupled with our existing cash, cash equivalents and short-term investments will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at December 31, 2014 include approximately $203.6 million available in the United States. In addition to cash, cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities or through new bank loans or debt obligations.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, common stock and debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

See Note 8: “Long-Term Debt,” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a discussion of our long-term debt.

See Part II, Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this report for a discussion of restrictions on our ability to pay dividends and our stock repurchase activities.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; and customs guarantees. Our senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of December 31, 2014. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $6.3 million at December 31, 2014.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $113.3 million as of December 31, 2014. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $235.9 million as of December 31, 2014. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and incur similar expenses totaling $103.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, to make capital expenditures, for strategic acquisitions and investments, to repurchase our common stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand, including short-term investments.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On August 15, 2014, we completed the purchase of Aptina, for a total purchase price of approximately $405.4 million in cash, of which approximately $2.9 million remained unpaid and approximately $40.0 million was held in escrow as of December 31, 2014. On April 30, 2014, we completed the purchase of Truesense, for a total purchase price of approximately $95.7 million in cash. See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

We believe that the key factors that could affect our internal and external sources of cash include:

•

Factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of changes in demand for our products, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•

Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing, and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Our ability to service our long-term debt, including our 2.625% Notes, Series B, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next twelve months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. During 2014, we paid $204.3 million for capital expenditures, while in 2013 we paid $155.2 million. Our current projection for capital expenditures in 2015 is approximately $250 million to $270 million, of which our current minimum commitment is approximately $38.5 million. The capital expenditure levels can materially influence our available cash for other initiatives.

On October 10, 2013, we entered into an $800.0 million, five-year senior revolving credit facility. The new credit agreement amended and restated our prior agreement dated as of December 23, 2011 and significantly increased our liquidity as described under “Key Financing and Capital Events—2013 Financing Events—Amended and Restated Senior Revolving Credit Facility.” We borrowed approximately $350.0 million of the $800.0 million available under the new facility. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

On December 1, 2014, we announced a capital allocation policy (the “Capital Allocation Policy”) under which we intend to return approximately 80 percent of free cash flow less repayments of long-term debt to shareholders, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, we define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. We also announced the 2014 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, we intend to repurchase approximately $1 billion of our common shares over a four year period, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014, and the $300 million 2012 Stock Repurchase Program was terminated on that date. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information with respect to our share repurchase programs.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	For the year ended December 31,
	2014	2013	2012
Summarized cash flow from operating activities
Net income (loss)	$192.1	$153.6	$(92.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268.8	211.8	243.6
Write-down of excess inventories	40.6	51.9	51.9
Non-cash share-based compensation expense	45.8	32.3	20.5
Non-cash interest	7.0	11.2	23.4
Non-cash asset impairment charges	6.5	8.0	103.0
Non-cash goodwill and intangible asset impairment charges	9.6	—	49.5
Non-cash foreign currency translation gain	—	(21.0)	—
Change in deferred taxes	(18.8)	1.4	(1.9)
Other	1.8	(2.7)	(1.2)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	20.5	(35.4)	95.4
Inventories	(59.0)	(88.3)	(1.5)
Accounts payable	(17.3)	6.6	(159.9)
Deferred income on sales to distributors	24.6	6.0	(37.5)
Other long-term liabilities	(15.5)	(48.9)	(12.4)
Other changes in assets and liabilities	(25.4)	40.8	(4.0)

Net cash provided by operating activities	$481.3	$327.3	$276.0

Our cash flows provided by operating activities for the year ended December 31, 2014 increased by approximately $154.0 million compared to the year ended December 31, 2013. The increase is primarily attributable to higher net sales, cost savings realized from our previously enacted restructuring programs and lower cash outflows from our restructuring activities.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase programs and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $765.0 million at December 31, 2014 and has fluctuated between $913.1 million and $743.5 million over the last eight quarter-ends. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2014, our working capital was most significantly impacted by our capital expenditures, the acquisition of Aptina and Truesense, the repurchase of our common stock and the payments associated with our restructuring activities. See Note 8: “Long-Term Debt,” Note 6: “Restructuring, Asset Impairments, and Other, net” and Note 9: “Earnings Per Share and Equity”of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2014. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2014 Financing Events

Share Repurchase Program

During the year ended December 31, 2014, we purchased approximately 13.9 million shares of our common stock pursuant to our share repurchase programs for an aggregate purchase price of approximately $121.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price of $8.71 per share. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information. See also See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity—Share Repurchase Program” included elsewhere in this Form 10-K for information on the share repurchase programs.

Amounts Drawn on Amended and Restated Senior Revolving Credit Facility

During the third quarter of 2014, we drew an incremental amount of approximately $230.0 million to partially fund the purchase of Aptina. The outstanding balance of the facility as of December 31, 2014 was $350.0 million. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2013 Financing Events

Share Repurchase Program

During the year ended December 31, 2013, we purchased approximately 13.9 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $101.3 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $7.29. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity—Share Repurchase Program” included elsewhere in this Form 10-K for additional information on the share repurchase program.

Convertible Note Exchange

During the year ended December 31, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. This exchange, along with the exchange in 2012 described below, was based on the exemption from registration in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Note Payable to SMBC

On January 31, 2013, we amended and restated our seven-year non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, we entered into an $800 million, five-year senior revolving credit facility (the “Facility”), the terms of which are set forth in an Amended and Restated Credit Agreement dated as of October 10, 2013 (the “Credit Agreement”). The Facility may be used for general corporate purposes, including working capital, stock repurchase, and/or acquisitions. The increase in amount of the Facility further enhances our profile and provides financial flexibility to support long-term business and financial objectives. Following entry into the Credit Agreement, we borrowed $120 million of the $800 million available under the Facility. The Facility includes $40 million of availability for the issuance of letters of credit, $15 million of availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75 million. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Debt Guarantees and Related Covenants

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 20: “Guarantor and Non-Guarantor Statements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K, on the terms described in the indentures for such notes. As of December 31, 2014, we believe that we were in compliance with the indentures relating to our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables, inventories and deferred tax assets; (ii) estimates of future payouts for customer incentives and allowances, warranties, and restructuring activities; (iii) assumptions surrounding future pension obligations; (iv) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (v) evaluations of uncertain tax positions; (vi) estimates and assumptions used in connection with business combinations; and (vi) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

Revenue. We generate revenue from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, although to a much lesser extent, from manufacturing services provided to customers. Distributor revenue is recognized in various ways within the industry, dependent on the facts and circumstances of the arrangement with distributors. Some entities recognize revenue upon sale to the distributor, while others, like us, recognize revenue when the sale is made to the end customer, where the facts and circumstances of the distributor arrangements allow for such recognition. Additionally, there can often be a lag in the data collection from distributors, which may have an effect on our revenue recognition. Due to our high distributor sales, revenue recognition is a critical accounting policy.

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

For products sold to distributors who are entitled to returns and allowances, we recognize the related revenue and cost of revenues when we are informed by the distributor that it has resold the products to the end-user. As a result of our inability to reliably estimate up front the effects of the returns and allowances with these distributors, we defer the related revenue and gross margin on sales to these distributors until we are informed by the distributor that the products have been resold to the end-user, at which point the ultimate sales price is known. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. Our OEM customers do not have the right to return our products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under our general agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with our distributors typically contain standard stock rotation provisions permitting limited levels of product returns. However, since we defer recognition of revenue and gross profit on sales to distributors until the distributor resells the product due to our inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on our results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. We review warranty and related claims activity and record provisions, as necessary.

We generally warrant that products sold to our customers will, at the time of shipment be free from defects in workmanship and materials and conform to our specifications. Subject to certain exceptions, our standard warranty extends for a period of two years. At the time revenue is recognized, we establish an accrual for estimated warranty expenses associated with our sales, recorded as a component of cost of revenues. In addition, we also offer cash discounts to certain customers for payments received by us within an agreed upon time, generally 10 days after shipment. We accrue reserves for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

Impairment of Long-Lived Assets. We evaluate the recoverability of the carrying amount of our property, plant and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our asset groups that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value with related gains recorded in the restructuring, asset impairment and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

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

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2015; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Pension Plans and Related Benefits. We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increase for employees participating in the plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2014, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $35.0 million.

Contingencies. We are involved in a variety of legal matters that arise in the normal course of business. Based on the available information, we evaluate the relevant range and likelihood of potential outcomes and we record the appropriate liability when the amount is deemed probable and reasonably estimable.

For a further listing and discussion of our accounting policies, see Note 2: “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

At December 31, 2014, our long-term debt (including current maturities) totaled $1,192.6 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $446.8 million. We do have interest rate exposure with respect to the $745.8 million balance on our variable interest rate debt outstanding as of

December 31, 2014. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $3.7 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2014 and 2013 was $145.7 million and $101.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian ringgit, Philippines peso, Singapore dollars, Swiss francs, Chinese renminbi, and Czech koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $66.0 million as of December 31, 2014, assuming no offsetting hedge positions.

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

On April 30, 2014, we acquired Truesense, which operated under its own set of systems and internal controls. We are separately maintaining Truesense’s control environment until we are able to incorporate Truesense’s processes into our own control environment. We currently expect to complete the integration of Truesense’s control environment by the end of the year ended December 31, 2015.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 2013. We have concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 excluded Aptina, which was acquired by the Company on August 15, 2014, and Truesense which was acquired on April 30, 2014. Total excluded assets of Aptina as of December 31, 2014 represent approximately 5% of consolidated assets, and Aptina’s revenues for the period from August 15, 2014 through December 31, 2014 represents approximately 7% of consolidated revenues. Total excluded assets for Truesense as of December 31, 2014 represents less than 1% of consolidated assets, and Truesense revenues for the period from April 30, 2014 through December 31, 2014 represents approximately 2% of consolidated revenues.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

Part III

Item 10. Directors,	Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals—Proposal 1—Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information—Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2014 in connection with our 2015 Annual Meeting of Stockholders (“Proxy Statement”).

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

Share-Based Compensation Plan Information

The following table sets forth share-based compensation plan information as of December 31, 2014:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Share-Based Compensation Plans Approved By Security Holders (1)	16,696,956	(3)	$7.74	38,080,846	(5)
Share-Based Compensation Plans Not Approved By Security Holders (2)	830,675		$8.55	—

Total	17,527,631			38,080,846

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (the “2000 SIP”), the Amended and Restated SIP and the ESPP.

(2)	We have assumed awards in accordance with applicable NASDAQ listing standards under the AMIS Holdings, Inc. Amended and Restated 2000 Equity Incentive Plan, which has not been approved by our stockholders, but which was approved by AMIS stockholders. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by Catalyst stockholders: the Catalyst Options Amended and Restated 2003 Stock Incentive Plan; and the Catalyst 1998 Special Equity Incentive Plan. We have also assumed awards in accordance with applicable NASDAQ listing standards under the following plans, which have not been approved by our stockholders but which were approved by CMD stockholders: the California Micro Devices Corporation 2004 Omnibus Incentive Compensation Plan; the California Micro Devices Corporation 1995 Employee Stock Option Plan; and options granted under agreements between California Micro Devices and certain employees. Also included are shares that were added to the 2000 SIP as a result of the assumption of the number of shares remaining available for grant under the AMIS Holdings, Inc. Employee Stock Purchase Plan and AMIS Holdings Inc. Amended and Restated 2000 Equity Incentive Plan.

(3)	Includes 8,733,159 shares of common stock subject to time-based and performance-based restricted stock units, (collectively “RSUs”), which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This amount excludes purchase rights accruing under the ESPP that has a shareholder approved reserve of 18,000,000 shares.

(4)	Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(5)	Includes 2,927,948 shares of common stock reserved for future issuance under the ESPP and 35,152,898 shares of common stock available for issuance under the Amended and Restated SIP, as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, and, accordingly, there are no available shares for future grants under the 2000 SIP as of December 31, 2014. However, if an award under the Amended and Restated SIP or under the 2000 SIP is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the Amended and Restated SIP on a one for one basis for options and stock appreciation rights and on the basis of 1.58 to one for other awards.

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

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on November 4, 2010)†

2.4(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.5	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 1, 2014)

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.3	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.	Exhibit Description

4.2(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.3	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation the Lenders party hereto and Sumitomo Mitsui Banking Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5(a)	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 28, 2006)

10.5(b)	Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (1)

Exhibit No.	Exhibit Description

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 3, 2012)

10.6(c)	Amended and Restated Credit Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, dated as of October 10, 2013 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 1, 2014)

10.7(a)	Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(e)	2000 Stock Incentive Plan-non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(i)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

Exhibit No.	Exhibit Description

10.7(j)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 2, 2013)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.13	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008 (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2014)(2)

Exhibit No.	Exhibit Description

10.16(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 12, 2003)(2)

10.16(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.16(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 9, 2006)(2)

10.17	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of performance based award for Senior Vice Presidents and above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.18	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.19	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.20	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.21	Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of 2015 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2015)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Exhibit Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015

ON Semiconductor Corporation

By:	/s/ KEITH D. JACKSON
Name:	Keith D. Jackson
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ KEITH D. JACKSON Keith D. Jackson	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ BERNARD GUTMANN Bernard Gutmann	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

* J. Daniel McCranie	Chairman of the Board of Directors	February 27, 2015

* Atsushi Abe	Director	February 27, 2015

* Curtis J. Crawford	Director	February 27, 2015

* Bernard L. Han	Director	February 27, 2015

* Emmanuel T. Hernandez	Director	February 27, 2015

* Paul A. Mascarenas	Director	February 27, 2015

* Daryl A. Ostrander	Director	February 27, 2015

* Teresa M. Ressel	Director	February 27, 2015

*By:	/s/ BERNARD GUTMANN Bernard Gutmann	Attorney in Fact	February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation (the “Company”) and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Aptina, Inc. (“Aptina”) and Truesense Imaging, Inc. (“Truesense”) from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in a purchase business combination during 2014. We have also excluded Aptina and Truesense from our audit of internal control over financial reporting. Aptina and Truesense are wholly-owned subsidiaries whose total assets represent 5% and less than 1%, respectively, and total revenues represent 7% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 27, 2015

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$511.7	$509.5
Short-term investments	6.1	116.2
Receivables, net	417.5	383.4
Inventories	729.9	608.8
Other current assets	140.6	89.3

Total current assets	1,805.8	1,707.2
Property, plant and equipment, net	1,203.9	1,074.2
Goodwill	264.7	184.6
Intangible assets, net	457.6	223.4
Other assets	91.0	104.4

Total assets	$3,823.0	$3,293.8

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$378.2	$276.8
Accrued expenses	287.9	220.3
Deferred income on sales to distributors	165.1	140.5
Current portion of long-term debt (see Note 8)	209.6	181.6

Total current liabilities	1,040.8	819.2
Long-term debt (see Note 8)	983.0	760.6
Other long-term liabilities	151.8	190.4

Total liabilities	2,175.6	1,770.2

Commitments and contingencies (See Note 12)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 524,615,562 and 515,888,942 shares issued, 434,100,017 and 440,250,288 shares outstanding, respectively)	5.2	5.2
Additional paid-in capital	3,281.2	3,210.8
Accumulated other comprehensive loss	(41.5)	(47.4)
Accumulated deficit	(915.6)	(1,105.3)
Less: treasury stock, at cost; 90,515,545 and 75,638,654 shares, respectively	(702.8)	(572.5)

Total ON Semiconductor Corporation stockholders’ equity	1,626.5	1,490.8
Non-controlling interest in consolidated subsidiary	20.9	32.8

Total stockholders’ equity	1,647.4	1,523.6

Total liabilities and equity	$3,823.0	$3,293.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues	$3,161.8	$2,782.7	$2,894.9
Cost of revenues (exclusive of amortization shown below)	2,076.9	1,853.6	1,948.6

Gross profit	1,084.9	929.1	946.3
Operating expenses:
Research and development	366.6	334.2	367.5
Selling and marketing	200.0	171.2	180.9
General and administrative	180.9	148.5	160.6
Amortization of acquisition-related intangible assets	68.4	33.1	44.4
Restructuring, asset impairments and other, net	30.5	33.2	163.7
Goodwill and intangible asset impairment	9.6	—	49.5

Total operating expenses	856.0	720.2	966.6

Operating income (loss)	228.9	208.9	(20.3)

Other income (expenses), net:
Interest expense	(34.1)	(38.6)	(56.1)
Interest income	1.5	1.3	1.5
Other	(4.4)	1.5	5.8
Loss on debt extinguishment	—	(3.1)	(7.8)

Other income (expenses), net	(37.0)	(38.9)	(56.6)

Income (loss) before income taxes	191.9	170.0	(76.9)
Income tax benefit (provision)	0.2	(16.4)	(16.0)

Net income (loss)	192.1	153.6	(92.9)
Less: Net income attributable to non-controlling interest	(2.4)	(3.2)	(4.3)

Net income (loss) attributable to ON Semiconductor Corporation	$189.7	$150.4	$(97.2)

Comprehensive income (loss), net of tax:
Net income (loss)	$192.1	$153.6	$(92.9)

Foreign currency translation adjustments	3.5	(3.8)	4.3
Effects of cash flow hedges	(1.7)	(2.6)	0.8
Unrealized gain on available-for-sale securities	4.1	—	0.4
Amortization of prior service costs of defined benefit plan	—	0.1	0.1

Other comprehensive income (loss), net of tax of $0.2 million, $0.0 million and $0.0 million, respectively	5.9	(6.3)	5.6

Comprehensive income (loss)	198.0	147.3	(87.3)
Comprehensive income attributable to non-controlling interest	(2.4)	(3.2)	(4.3)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$195.6	$144.1	$(91.6)

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.43	$0.34	$(0.21)

Diluted	$0.43	$0.33	$(0.21)

Weighted-average common shares outstanding:
Basic	439.5	447.9	452.6

Diluted	443.5	450.7	452.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

				Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit			Non- controlling Interest in Consolidated Subsidiary	Total Equity
	Common Stock		Additional Paid-In Capital			Treasury Stock
	Number of	At Par				Number of
	Shares	Value				Shares	At Cost
Balance at December 31, 2011	502,452,084	$5.0	$3,113.5	$(46.7)	$(1,158.5)	(51,167,864)	$(401.3)	$25.3	$1,537.3
Comprehensive income	—	—	—	5.6	(97.2)			4.3	(87.3)
Stock option exercises	1,866,376	0.1	9.3	—	—	—	—	—	9.4
Shares issued pursuant to the employee stock purchase plan	1,445,309	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	4,214,230	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(1,141,640)	(9.6)	—	(9.6)
Share-based compensation expense	—	—	20.5	—	—	—	—	—	20.5
Repurchase of common stock	—	—	—	—	—	(8,844,150)	(55.5)	—	(55.5)
Exchange of convertible notes	—	—	4.8	—	—	—	—	—	4.8

Balance at December 31, 2012	509,977,999	5.1	3,156.4	(41.1)	(1,255.7)	(61,153,654)	(466.4)	29.6	1,427.9
Comprehensive income (loss)	—	—	—	(6.3)	150.4	—	—	3.2	147.3
Stock option exercises	2,084,541	0.1	12.0	—	—	—	—	—	12.1
Shares issued pursuant to the employee stock purchase plan	1,330,919	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	2,495,483	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(581,585)	(4.5)	—	(4.5)
Share-based compensation expense	—	—	32.3	—	—	—	—	—	32.3
Repurchase of common stock	—	—	—	—	—	(13,903,415)	(101.6)	—	(101.6)
Exchange of convertible notes	—	—	1.8	—	—	—	—	—	1.8

Balance at December 31, 2013	515,888,942	5.2	3,210.8	(47.4)	(1,105.3)	(75,638,654)	(572.5)	32.8	1,523.6
Comprehensive income	—	—	—	5.9	189.7	—	—	2.4	198.0
Stock option exercises	3,735,048	—	24.9	—	—	—	—	—	24.9
Shares issued pursuant to the employee stock purchase plan	1,346,677	—	10.0	—	—	—	—	—	10.0
Restricted stock units and stock grant awards issued	3,644,895	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(976,786)	(9.1)	—	(9.1)
Share-based compensation expense	—	—	45.8	—	—	—	—	—	45.8
Repurchase of common stock	—	—	—	—	—	(13,900,105)	(121.2)	—	(121.2)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	—	—	—	—	(4.2)	(4.2)
Acquisition of non-controlling interest	—	—	(10.3)	—	—	—	—	(10.1)	(20.4)

Balance at December 31, 2014	524,615,562	$5.2	$3,281.2	$(41.5)	$(915.6)	(90,515,545)	$(702.8)	$20.9	$1,647.4

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$192.1	$153.6	$(92.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	268.8	211.8	243.6
Gain on sale or disposal of fixed assets	(1.4)	(6.8)	(9.5)
Loss on debt extinguishment	—	3.1	7.8
Amortization of debt issuance costs	1.4	1.3	2.1
Write-down of excess inventories	40.6	51.9	51.9
Non-cash share-based compensation expense	45.8	32.3	20.5
Non-cash interest	7.0	11.2	23.4
Non-cash asset impairment charges	6.5	8.0	103.0
Non-cash goodwill and intangible asset impairment charges	9.6	—	49.5
Non-cash foreign currency translation gain	—	(21.0)	—
Change in deferred taxes	(18.8)	1.4	(1.9)
Other	1.8	(0.3)	(1.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	20.5	(35.4)	95.4
Inventories	(59.0)	(88.3)	(1.5)
Other assets	(14.1)	19.1	(9.9)
Accounts payable	(17.3)	6.6	(159.9)
Accrued expenses	(11.3)	21.7	5.9
Deferred income on sales to distributors	24.6	6.0	(37.5)
Other long-term liabilities	(15.5)	(48.9)	(12.4)

Net cash provided by operating activities	481.3	327.3	276.0

Cash flows from investing activities:
Purchases of property, plant and equipment	(204.3)	(155.2)	(256.3)
Proceeds from sales of property, plant and equipment	1.5	9.7	6.2
Deposits (made) utilized for purchases of property, plant and equipment	2.6	(1.3)	1.4
Recovery from insurance on property, plant and equipment	—	—	11.5
Purchase of businesses, net of cash acquired	(423.7)	—	—
Cash placed in escrow	(40.0)	—	—
Purchase of cost method investment	(5.8)	—	—
Proceeds from held-to-maturity securities	116.9	224.3	377.6
Purchase of held-to-maturity securities	(12.8)	(195.7)	(273.8)

Net cash used in investing activities	(565.6)	(118.2)	(133.4)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	10.0	8.3	8.3
Proceeds from exercise of stock options	24.9	12.1	9.4
Payments of tax withholding for restricted shares	(9.1)	(4.5)	(9.6)
Repurchase of common stock	(121.8)	(101.0)	(55.5)
Proceeds from debt issuance	346.4	173.7	23.6
Payment of capital lease obligations	(43.8)	(41.7)	(40.8)
Repayment of long-term debt	(90.6)	(217.7)	(232.5)
Payments made in connection with debt refinancing	—	(3.2)	(2.6)
Acquisition of non-controlling interest	(20.4)	—	—
Dividend to non-controlling shareholder of consolidated subsidiary	(4.2)	—	—

Net cash provided by (used in) financing activities	91.4	(174.0)	(299.7)

Effect of exchange rate changes on cash and cash equivalents	(4.9)	(12.5)	(8.9)

Net increase (decrease) in cash and cash equivalents	2.2	22.6	(166.0)
Cash and cash equivalents, beginning of period	509.5	486.9	652.9

Cash and cash equivalents, end of period	$511.7	$509.5	$486.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), prepares its financial statements in accordance with generally accepted accounting principles in the United States of America. As of December 31, 2014, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Standard Products Group, System Solutions Group, and Image Sensor Group. Additional details on our operating segments are included in Note 18: “Segment Information.”

The Company expanded certain prior year amounts in our consolidated financial statements to conform to the current year presentation.

Revision of Previously-Issued Financial Statements

During the quarter ended December 31, 2014, the Company revised its financial statements for 2013 and 2012 to record a deferred tax asset in a foreign subsidiary and has made adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The prior periods also include revised amounts from a change in application of an accounting convention, related to manufacturing variances, and other adjustments relating to hedging and inventory amounts. These other previously-identified errors were either uncorrected or corrected in a period subsequent to the period in which the error originated.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements.

The Company determined that the correction of the cumulative amounts of the errors would be material to the 2014 consolidated financial statements, and as such, the Company revised its previously-issued consolidated financial statements for 2013 and 2012. The adjustments related to the years prior to fiscal 2012 are reflected as a $43.8 million decrease to the beginning accumulated deficit for fiscal 2012.

All financial information contained in the accompanying notes to these consolidation financial statements has been revised to reflect the correction of these errors.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following table presents the effect of the aforementioned revision on the Company’s consolidated balance sheet as of December 31, 2013 (in millions):

	As of December 31, 2013
	As Reported	Revision	As Revised
Inventories	611.8	(3.0)	608.8
Total current assets	1,710.2	(3.0)	1,707.2
Other assets	64.6	39.8	104.4

Total assets	$3,257.0	$36.8	$3,293.8

Accumulated deficit	(1,142.1)	36.8	(1,105.3)
Total ON Semiconductor Corporation stockholders’ equity	1,454.0	36.8	1,490.8
Total stockholders’ equity	1,486.8	36.8	1,523.6

Total liabilities and equity	$3,257.0	$36.8	$3,293.8

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2013 and 2012 (in millions, except per share data):

	Year ended December 31, 2013
	As Reported	Revision	As Revised
Cost of revenues (exclusive of amortization shown below)	$1,844.3	$9.3	$1,853.6
Gross profit	938.4	(9.3)	929.1
Operating income	218.2	(9.3)	208.9
Other	3.1	(1.6)	1.5
Other income (expenses), net	(37.3)	(1.6)	(38.9)
Income before income taxes	180.9	(10.9)	170.0
Income tax provision	(26.9)	10.5	(16.4)
Net income	154.0	(0.4)	153.6
Net income attributable to ON Semiconductor Corporation	150.8	(0.4)	150.4
Comprehensive income	147.7	(0.4)	147.3
Comprehensive income attributable to ON Semiconductor Corporation	144.5	(0.4)	144.1

	Year ended December 31, 2012
	As Reported	Revision	As Revised
Cost of revenues (exclusive of amortization shown below)	$1,943.0	$5.6	$1,948.6
Gross profit	951.9	(5.6)	946.3
Restructuring, asset impairments and other, net	165.3	(1.6)	163.7
Total operating expenses	968.2	(1.6)	966.6
Operating loss	(16.3)	(4.0)	(20.3)
Loss before income taxes	(72.9)	(4.0)	(76.9)
Income tax provision	(13.4)	(2.6)	(16.0)
Net loss	(86.3)	(6.6)	(92.9)
Net loss attributable to ON Semiconductor Corporation	(90.6)	(6.6)	(97.2)
Comprehensive loss	(80.7)	(6.6)	(87.3)
Comprehensive loss attributable to ON Semiconductor Corporation	(85.0)	(6.6)	(91.6)
Net loss per common share attributable to ON Semiconductor Corporation:
Basic	$(0.20)	$(0.01)	$(0.21)
Diluted	$(0.20)	$(0.01)	$(0.21)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of cash flows for the years ended December 31, 2013 and 2012 (in millions). There was no impact to total cash flows from operating activities as a result of the errors or revisions:

	Year ended December 31, 2013
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net income	$154.0	$(0.4)	$153.6
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred taxes	9.0	(7.6)	1.4
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Inventories	(97.6)	9.3	(88.3)
Other assets	20.4	(1.3)	19.1

	Year ended December 31, 2012
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net income (loss)	$(86.3)	$(6.6)	$(92.9)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred taxes	(3.1)	1.2	(1.9)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Inventories	(7.1)	5.6	(1.5)
Accounts payable	(161.3)	1.4	(159.9)
Other long-term liabilities	(10.8)	(1.6)	(12.4)

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related voting stock where the Company does not have the ability to exert significant influence are accounted for as cost method investments. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables, inventories and deferred tax assets; (ii) estimates of future payouts for customer incentives and allowances, warranties, and restructuring activities; (iii) assumptions surrounding future pension obligations; (iv) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (v) evaluations of uncertain tax positions; (vi) estimates and assumptions used in connection with business combinations; and (vi) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. If, due to current economic conditions, one or more of the financial institutions with which the Company maintains deposits fails, the Company’s cash and cash equivalents may be at risk. Deposits with these banks generally exceed the amount of insurance provided on such deposits; however, these deposits typically may be redeemed upon demand and, as a result of the quality of the respective financial institutions, management believes these deposits bear minimal risk.

Short-Term Investments

Short-term investments that have an original maturity to the Company between three months and one year, and are classified as held-to-maturity. Held-to-maturity securities are carried at amortized cost as it is the intent of the Company to hold these securities until maturity.

Short-term investments also include available-for-sale securities. Available-for-sale securities are stated at fair value and the net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive loss, net of income taxes.

Allowance for Doubtful Accounts

In the normal course of business, the Company provides non-collateralized credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for possible losses on uncollectible

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts. For uncollectible accounts receivable, the Company records a loss against the allowance for doubtful accounts only after exhaustive efforts have been made to collect.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. General market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These write downs can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory, that is considered to be in excess of anticipated demand, is written down, impacting cost of revenues and gross profit. If demand recovers and the parts previously written down are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously written down is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been consistently immaterial the related impact on the Company’s gross profit has also been immaterial.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

Business Combination Purchase Price Allocation

The allocation of the purchase price of business combinations is based on management estimates and assumptions, which utilize established valuation techniques appropriate for the high-technology industry. These techniques include the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. The income approach is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset’s value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. See Note 4: “Acquisitions” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the Company’s acquisitions. See Note 5: “Goodwill and Intangible Assets” and Note 4: “Acquisitions” for additional information.

The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of the Company’s reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenues, gross profits, operating expenses, and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates.

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

Intangible Assets

The Company’s acquisitions have resulted in intangible assets consisting of values assigned to customer relationships; patents; developed technology; IPRD; and trademarks. These are stated at cost less accumulated amortization, are amortized over their estimated useful lives, and are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests. See Note 5: “Goodwill and Intangible Assets” for additional information.

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased by the Company, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to restricted stock units under the Company’s share-based compensation plans. See Note 9: “Earnings Per Share and Equity” for additional information.

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

For products sold to distributors who are entitled to returns and allowances, the Company recognizes the related revenue and cost of revenues when it is informed by the distributor that it has resold the products to the end-user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors, the Company defers the related revenue and gross margin on sales to these distributors until it is informed by the distributor that the products have been resold to the end-user, at which time the ultimate sales price in known. Although payment terms vary, most distributor agreements require payment within 30 days.

Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under the Company’s general agreements, distributors are allowed to return any product that has been removed from the Company’s price book. In addition, agreements with distributors typically contain standard stock rotation provisions permitting limited levels of product returns.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

However, since the Company defers recognition of revenue and gross profit on sales to distributors until the distributor resells the product, due to the inability to reliably estimate up front the effect of the returns and allowances with these distributors, sales returns and allowances have minimal impact on the results of operations. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized; and are netted against revenues. The Company reviews warranty and related claims activities and records provisions, as necessary.

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends for a period that is the greater of (i) two years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. In addition, the Company also offers cash discounts to certain customers for payments received within an agreed upon time, generally 10 days after shipment. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies for each taxing jurisdiction are considered. If the Company determines it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company determines it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on the Company’s effective tax position. See Note 15: “Income Taxes” for additional information.

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

Contingencies

The Company is involved in a variety of legal matters, intellectual property matters, environmental, financing and indemnification contingencies that arise in the normal course of business. Based on information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

Fair Value Measurement

The Company measures certain of its financial and non-financial assets at fair value by using a fair value hierarchy that prioritizes certain inputs into individual fair value measurement approaches. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

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

Note 3: Recent Accounting Pronouncements

ASU No. 2014-09—“Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the revenue recognition requirements in Topic 605. Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. The new standard is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on the Company’s consolidated financial statements.

Note 4: Acquisitions

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $8.1 million, which are included in operating expenses on the Company’s consolidated statements of operations and comprehensive income. Approximately $27.0 million for the expensing of the acquisition related inventory fair value adjustment was charged to cost of revenues in the consolidated statement of operations during the year ended December 31, 2014, when the inventory was sold.

In addition to the acquisitions described below, during the year ended December 31, 2014, the Company acquired an additional 10% of the non-controlling interest in a consolidated subsidiary for a purchase price that was greater than its carrying value. The Company has reflected the difference between the purchase price and the carrying value of the non-controlling interest as additional paid-in capital in the accompanying consolidated statement of shareholders’ equity for the year ended December 31, 2014. See Note 9: “Earnings Per Share and Equity” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Acquisition of Aptina, Inc. (“Aptina”)

On August 15, 2014, the Company acquired 100% of Aptina for approximately $405.4 million in cash, subject to customary closing adjustments, of which approximately $2.9 million remained unpaid as of December 31, 2014. As discussed below, approximately $40.0 million of the total consideration was held in escrow as of December 31, 2014. During the third quarter of 2014, Aptina was incorporated into the Company’s new Image Sensor Group for reporting purposes. For the period from August 15, 2014 to December 31, 2014, the Company’s results include approximately $209.0 million of revenue and a $39.2 million net loss attributable to the acquisition of Aptina, which includes $22.3 million of charges for the amortization of the inventory adjustment to fair market value, $25.5 million for the amortization of acquired intangible assets and $5.9 million for business combination severance charges. The Company expects the acquisition of Aptina expands the Company’s image-sensor business and further strengthens the Company’s position in the fast growing segment of image sensors in the automotive and industrial end-markets.

The following table presents the initial allocation of the purchase price of Aptina for the assets acquired and liabilities assumed on August 15, 2014 based on their estimated fair values (in millions):

	Initial Estimate	Adjustments	Adjusted Allocation
Cash and cash equivalents	$30.3	$—	$30.3
Receivables	53.2	—	53.2
Inventories	85.3	(0.5)	84.8
Other current assets	5.7	—	5.7
Property, plant and equipment	35.9	0.4	36.3
Goodwill	63.8	1.5	65.3
Intangible assets	183.1	23.8	206.9
In-process research and development	75.4	(24.1)	51.3
Other non-current assets	2.3	—	2.3

Total assets acquired	535.0	1.1	536.1

Accounts payable	66.8	(0.2)	66.6
Other current liabilities	51.2	(1.5)	49.7
Other non-current liabilities	14.5	(0.1)	14.4

Total liabilities assumed	132.5	(1.8)	130.7

Net assets acquired	$402.5	$2.9	$405.4

Acquired intangible assets include $51.3 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, reviewing costs incurred for the projects, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.

Other acquired intangible assets of $206.9 million include: customer relationships of $127.5 million (two to six year useful life); developed technology of $77.1 million (six year useful life); and trademarks of $2.3 million (six month useful life).

Goodwill of $65.3 million was assigned to the Image Sensor Group. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies that are expected to be derived from combining Aptina with the Company’s existing image sensor business. Goodwill as of December 31, 2014 is not deductible for tax purposes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2014, management had not yet completed its final evaluation of the fair value of certain intangible and personal property assets acquired. Changes related to the fair values during the measurement period may have an impact on the allocation of the purchase price, including values assigned to assets, liabilities and the amount of estimated goodwill represented in the table above.

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company and placed into an escrow account to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million consideration held in escrow was accounted for as restricted cash as of December 31, 2014 and is included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet.

Acquisition of Truesense Imaging, Inc. (“Truesense”)

On April 30, 2014, the Company acquired 100% of Truesense for approximately $95.7 million in cash. During the second quarter of 2014, Truesense was incorporated into the Company’s Application Products Group and subsequently migrated to the Image Sensor Group for reporting purposes during the quarter ended September 26, 2014. During the year ended December 31, 2014, the Company recognized revenue of approximately $53.4 million and a net loss of approximately $0.3 million, attributable to the acquisition of Truesense, which includes $4.7 million of charges for the for the inventory adjustment to fair market value, $10.4 million for the amortization of acquired intangible assets

The Company expects the acquisition of Truesense to strengthen the Company’s product portfolio targeting industrial end-markets such as machine vision, surveillance, and intelligent transportation systems by complementing the Company’s existing high-speed, high-resolution, power-efficient image sensing solutions with Truesense’s high-performance image sensors for low-light, low-noise.

The following table presents the initial allocation and subsequent adjustments applied on a retrospective basis to the purchase price of Truesense for the assets acquired and liabilities assumed on April 30, 2014 based on their estimated fair values (in millions):

	Initial Estimate	Adjustments	Final Allocation
Cash and cash equivalents	$4.2	$—	$4.2
Receivables	8.8	—	8.8
Inventories	18.8	(0.5)	18.3
Other current assets	2.6	1.0	3.6
Property, plant and equipment	25.6	0.8	26.4
Goodwill	27.0	(3.5)	23.5
Intangible assets	33.1	2.4	35.5
In-process research and development	7.5	2.7	10.2

Total assets acquired	127.6	2.9	130.5

Accounts payable	3.8	—	3.8
Other current liabilities	5.6	0.4	6.0
Other non-current liabilities	23.1	1.9	25.0

Total liabilities assumed	32.5	2.3	34.8

Net assets acquired	$95.1	$0.6	$95.7

Acquired intangible assets include $10.2 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

considering the importance of products under development to the overall development plan, reviewing costs incurred for the projects, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.

Other acquired intangible assets of $35.5 million include: customer relationships of $18.8 million (approximately five year useful life); and developed technology of $16.7 million (nine to eleven year useful life).

Goodwill of $23.5 million was assigned to the Image Sensor Group. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies expected to be derived from combining Truesense with the Company’s existing image sensor business. Approximately $2.0 million of the $23.5 million of goodwill as of December 31, 2014 is deductible for tax purposes.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2014 and December 31, 2013 have been prepared as if the acquisitions of Aptina and Truesense had occurred on January 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of purchase accounting adjustments including the step-up of inventory (in millions, except per share data):

	Year Ended
	December 31, 2014	December 31, 2013
Revenues	$3,536.4	$3,347.7
Gross profit	$1,213.7	$1,075.2
Net income attributable to ON Semiconductor Corporation	$147.8	$68.9
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15

Included in the unaudited pro forma gross profit for the year ended December 31, 2013 is approximately $27.0 million for the expensing of inventory at the adjustment to fair market value. Included in the unaudited pro forma net income attributable to ON Semiconductor Corporation is $50.8 million and $95.4 million for the amortization of acquisition related intangible assets during the years ended December 31, 2014 and December 31, 2013, respectively.

Note 5: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level which is one level below the Company’s operating segments. During the first step of the Company’s annual impairment analysis in the fourth quarter of 2013, the Company determined that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable.

During the Company’s annual impairment analysis in the fourth quarters of 2014 and 2012, the Company determined that the fair value of certain of its reporting units were less than the carrying value. As a result of the 2014 impairment analysis, the Company recognized a goodwill impairment charge of $8.7 million relating to one of its reporting units in the Company’s Application Products Group operating segment. As a result of the 2012 impairment analysis, the Company recognized a goodwill impairment charge of $14.1 million relating to one of its reporting units in the Company’s Standard Products Group operating segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, if it determines that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for 2014 and 2013, for reporting units for which no impairment charges were necessary, included projected net cash flows, a weighted-average discount rate of approximately 11% and 14%, respectively, and a weighted-average long-term growth rate of 3% and 4%, respectively. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis.

The following table summarizes goodwill by relevant reportable segment as of December 31, 2014 and December 31, 2013 (in millions):

	Balance as of December 31, 2014				Balance as of December 31, 2013
	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$539.9	$(4.2)	$(414.7)	$121.0	$539.9	$(4.2)	$(406.0)	$129.7
Standard Products Group	76.0	(5.6)	(23.0)	47.4	76.0	(5.6)	(23.0)	47.4
Image Sensor Group	96.3	—	—	96.3	7.5	—	—	7.5

	$712.2	$(9.8)	$(437.7)	$264.7	$623.4	$(9.8)	$(429.0)	$184.6

There was no change in the Company’s goodwill balance from 2012 to 2013. The following table summarizes the change in goodwill from December 31, 2013 to December 31, 2014 (in millions):

Net balance as of December 31, 2013	$184.6
Additions due to business combinations	88.8
Impairment charge	(8.7)

Net balance as of December 31, 2014	$264.7

Intangible Assets

As a result of the Company’s annual goodwill impairment testing for 2014, it was determined that certain intangible assets belonging to a reporting unit within the Application Products Group were impaired. In connection with this impairment, the Company wrote-off approximately $0.9 million of intangible assets associated with the relevant Application Products Group operating segment. Additionally, during the fourth quarter of 2014, the Company wrote off approximately $4.7 million of other long-lived assets associated with the Application Products. See Note 13: “Fair Value Measurements” for additional information with respect to the Company’s non-recurring fair value measurements.

As a result of the Company’s annual goodwill impairment testing for 2012, it was determined that certain intangible assets associated with the Standard Products Group were also impaired. In connection with this impairment, the Company wrote-off approximately $3.8 million of intangible assets associated with the relevant Standard Products Group operating segment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Additionally, during the fourth quarter of 2012, the Company assessed the current period and expected future operating results of the System Solutions Group and recorded an impairment charge of approximately $126.0 million related to long-lived assets, including approximately $31.6 million of intangible assets. See Note 13: “Fair Value Measurements” for additional information.

Intangible assets, net, were as follows as of December 31, 2014 and December 31, 2013 (in millions):

	December 31, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value
Intellectual property	$13.9	$(10.0)	$—	$(0.4)	$3.5
Customer relationships	426.6	(146.2)	(27.8)	(23.7)	228.9
Patents	43.7	(21.3)	—	(13.7)	8.7
Developed technology	240.0	(88.9)	—	(2.6)	148.5
Trademarks	16.3	(8.7)	—	(1.1)	6.5
In-process research and development	61.5	—	—	—	61.5

Total intangibles	$802	$(275.1)	$(27.8)	$(41.5)	$457.6

	December 31, 2013
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value
Intellectual property	$13.9	$(9.4)	$—	$(0.4)	$4.1
Customer relationships	280.3	(105.5)	(27.4)	(23.0)	124.4
Patents	43.7	(19.0)	—	(13.7)	11.0
Developed technology	146.2	(66.7)	—	(2.4)	77.1
Trademarks	14.0	(6.1)	—	(1.1)	6.8

Total intangibles	$498.1	$(206.7)	$(27.4)	$(40.6)	$223.4

Amortization expense for intangible assets amounted to: $68.4 million for the year ended December 31, 2014, $33.1 million for the year ended December 31, 2013 and $44.4 million for the year ended December 31, 2012. Amortization expense for intangible assets, with the exception of the $61.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
2015	$134.5
2016	91.1
2017	52.8
2018	34.0
2019	28.9
Thereafter	54.8

Total estimated amortization expense	$396.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 6: Restructuring, Asset Impairments and Other, Net

A summary description of the activity included in the “Restructuring, Asset Impairments and Other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 is as follows (in millions):

	Restructuring	Asset Impairments	Other (2)	Total
Year Ended December 31, 2014
System Solutions Group Voluntary Retirement Program	10.4	—	(4.5)	5.9
Business Combination Severance	5.9	—	—	5.9
KSS facility closure	10.1	—	(2.1)	8.0
Other (1)	1.7	6.0	3.0	10.7

Total	$28.1	$6.0	$(3.6)	$30.5

Year Ended December 31, 2013
KSS facility closure	$6.5	$3.5	$—	$10.0
System Solutions Group Voluntary Retirement Programs	52.9	—	(15.6)	37.3
Aizu facility closure	3.1	—	(22.4)	(19.3)
Other (1)	4.8	4.5	(4.1)	5.2

Total	$67.3	$8.0	$(42.1)	$33.2

Year Ended December 31, 2012
2012 global workforce reduction	$11.2	$—	$—	$11.2
Aizu facility closure	9.0	4.5	0.1	13.6
System Solutions Group consolidation	3.6	—	—	3.6
System Solutions Group asset impairment	—	94.4	—	94.4
System Solutions Group Voluntary Retirement Program	47.6	—	(11.7)	35.9
Other (1)	2.0	4.1	(1.1)	5.0

Total	$73.4	$103.0	$(12.7)	$163.7

(1)	Includes charges related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

(2)	Activity primarily consists of curtailment gains and non-cash foreign currency translation gains. See Note 11: “Employee Benefit Plans” for additional information.

Restructuring

The following is a rollforward of the accrued restructuring charges from December 31, 2013 to December 31, 2014 (in millions):

	Balance as of December 31, 2013	Charges	Usage	Balance as of December 31, 2014
Estimated employee separation charges	$25.2	$24.4	$(47.3)	$2.3
Estimated costs to exit	1.0	3.7	(3.6)	1.1

Total	$26.2	28.1	(50.9)	3.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The following is a rollforward of the accrued restructuring charges from December 31, 2012 to December 31, 2013 (in millions):

	Balance as of December 31, 2012	Charges	Usage	Adjustments	Balance as of December 31, 2013
Estimated employee separation charges	$15.5	$62.2	$(50.9)	$(1.6)	$25.2
Estimated costs to exit	1.6	5.1	(5.7)	—	1.0

Total	$17.1	$67.3	$(56.6)	$(1.6)	$26.2

The activity related to the Company’s significant restructuring programs that were either initiated in 2014 or had not been completed as of December 31, 2014, are as follows:

System Solutions Group Voluntary Retirement Programs

During the fourth quarter of 2013, the Company initiated a voluntary retirement program for employees of certain of its System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program, of which all employees had exited by December 31, 2014. For the year ended December 31, 2014, the Company recognized approximately $10.4 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program.

In connection with the Q4 2013 Voluntary Retirement Program, approximately 70 contractor positions were also identified for elimination, of which all were exited by the end of 2014. During the year ended December 31, 2014, an additional 40 positions were identified for elimination, as an extension of the Q4 2013 Voluntary Retirement Program, consisting of 20 employees and 20 contractors, substantially all of which had exited by December 31, 2014.

As a result of the Q4 2013 Voluntary Retirement Program, the Company recognized a pension curtailment benefit associated with the affected employees of $4.5 million during the year ended December 31, 2014, which is recorded in restructuring, asset Impairments and other, net. See Note 11: “Employee Benefit Plans” for additional information.

During the year ended December 31, 2014, the Company initiated further voluntary retirement activities applicable to an additional 60 to 70 positions, for certain of its System Solutions Group subsidiaries in Japan, consisting of employees and contractors. Substantially all personnel had exited and been paid under this program by December 31, 2014.

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other Company manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the year ended December 31, 2014, the Company recorded approximately $7.8 million of employee separation charges and $2.3 million of exit costs related to the KSS Plan. The Company expects to record additional KSS Plan severance costs and related employee benefit plan expenses of approximately $0.3 million along with other exit costs of approximately $0.5 million. Approximately 4 employees remain to exit under this program.

As a result of the KSS facility closure, the Company recognized a $2.1 million pension curtailment benefit associated with the affected employees during the year ended December 31, 2014, which is recorded in restructuring, asset impairments and other, net. See Note 11: “Employee Benefit Plans” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

As of December 31, 2014, the accrued liability associated with employee separation charges was $1.7 million for the KSS Plan. The remaining employees are expected to exit and be paid during the first half of 2015.

Business Combination Severance

As a result of the acquisition of Aptina, on August 15, 2014, certain executive positions were eliminated. During the year ended December 31, 2014, the Company recorded approximately $5.9 million of related employee separation charges.

As of December 31, 2014, there was no accrued liability associated with business combination severance charges.

Note 7: Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of December 31, 2014 and December 31, 2013 consist of the following (in millions):

	December 31, 2014	December 31, 2013
Receivables, net:
Accounts receivable	$419.1	$384.4
Less: Allowance for doubtful accounts	(1.6)	(1.0)

	$417.5	$383.4

Inventories:
Raw materials	$119.7	$89.2
Work in process	365.5	317.9
Finished goods	244.7	201.7

	$729.9	$608.8

Other Current Assets:
Prepaid expenses	$28.7	$24.8
Value added and other income tax receivables	40.4	31.7
Other (1)	71.5	32.8

	$140.6	$89.3

Property, plant and equipment, net:
Land	$46.1	$52.3
Buildings	484.3	467.7
Machinery and equipment	2,165.0	1,918.4

Total property, plant and equipment	2,695.4	2,438.4
Less: Accumulated depreciation	(1,491.5)	(1,364.2)

	$1,203.9	$1,074.2

Accrued expenses:
Accrued payroll	$117.0	$91.3
Sales related reserves	65.8	54.2
Restructuring reserves	3.4	26.2
Accrued pension liability	0.2	10.4
Accrued interest	1.8	1.9
Other	99.7	36.3

	$287.9	$220.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(1)	Included in other current assets are $5.0 million of fixed assets that are held-for-sale as of December 31, 2014.

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $183.6 million, $164.6 million and $180.8 million for 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013, total property, plant and equipment included $40.8 million and $41.8 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Warranty Reserves

The activity related to the Company’s warranty reserves for 2012, 2013 and 2014 follows (in millions):

Balance as of December 31, 2011	$5.8
Provision	8.1
Usage	(3.7)

Balance as of December 31, 2012	10.2
Provision	4.4
Usage	(8.6)

Balance as of December 31, 2013	6.0
Provision	2.7
Usage	(3.2)

Balance as of December 31, 2014	$5.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 8: Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	December 31, 2014	December 31, 2013
Senior Revolving Credit Facility due 2018, interest payable monthly at 1.69% and quarterly at 2.00%, respectively	$350.0	$120.0
Loan with Japanese bank due 2015 through 2018, interest payable quarterly at 2.01% and 2.00%, respectively (1)	235.9	273.7
2.625% Notes, Series B (net of discount of $14.7 million and $21.7 million, respectively) (2)	342.2	335.2
Loan with Hong Kong bank, interest payable weekly at 1.92% and 1.91%, respectively (4)	35.0	40.0
Loan with Philippine bank due 2015 through 2019, interest payable monthly and quarterly at an average rate of 2.37% and 2.16%, respectively (6)	54.2	39.2
Loan with Chinese bank due 2014, interest payable quarterly at 3.34% (7)	—	7.0
Loan with Singapore bank, interest payable weekly at 1.42% and 1.94%, respectively (4)	20.0	15.0
Loan with British finance company, interest payable monthly at 1.57% (4)	—	0.2
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.35% and 4.86%, respectively (5)	54.8	28.1
U.S. equipment financing payable monthly through 2016 at 2.94% (3)	4.8	9.5
Canada equipment financing payable monthly through 2017 at 3.81% (3)	4.2	5.9
Canada revolving line of credit, interest payable quarterly at 1.84% and 1.84%, respectively (7)	15.0	15.0
Malaysia revolving line of credit, interest payable quarterly at 1.71% (7)	25.0	—
Vietnam revolving line of credit, interest payable quarterly and annually at an average rate of 1.87% (7)	10.7	—
Capital lease obligations	40.8	53.4

Long-term debt, including current maturities	1,192.6	942.2
Less: Current maturities	(209.6)	(181.6)

Long-term debt	$983.0	$760.6

(1)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(2)	The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.
(3)	Debt arrangement collateralized by equipment.
(4)	Debt arrangement collateralized by accounts receivable.
(5)	Debt arrangement collateralized by real estate, including certain of our facilities in Oregon and Idaho.
(6)	$15.0 million non-collateralized and $39.2 million collateralized by equipment and $15.0 million collateralized and $24.2 million collateralized by equipment, respectively.
(7)	Non-collateralized debt arrangement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Annual maturities relating to the Company’s long-term debt as of December 31, 2014 are as follows (in millions):

Annual Maturities
2015	209.6
2016	426.5
2017	53.3
2018	482.9
2019	35.0
Thereafter	—

Total	$1,207.3

For purposes of the table above, the convertible debt is assumed to mature at the first put date.

Loss on Debt Extinguishment

As further described below, the Company recognized a loss of $3.1 million and $7.8 million for the years ended December 31, 2013 and 2012, respectively, for the exchange or repurchase of certain of its convertible senior subordinated notes.

2013 Exchange

On March 22, 2013, the Company closed an exchange offer for $60.0 million in principal value (approximately $57.4 million of carrying value) of its 2.625% Notes in exchange for $58.5 million in principal value of its 2.625% Notes, Series B plus accrued and unpaid interest on the 2.625% Notes. Subject to certain other terms and conditions, this exchange extended the first put date, which the Company considers to be the earliest maturity date, for the exchanged amount from December 2013 to December 2016. The exchanged amount of the 2.625% Notes, Series B was allocated between the fair value of the liability component and equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Note Payable to SMBC

In January 2011, SCI LLC, as borrower, and the Company, as guarantor, entered into a seven-year, non-collateralized loan agreement with SANYO Electric to finance a portion of the purchase price for the Company’s acquisition of SANYO Semiconductor and certain related assets in early 2011. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $235.9 million and $273.7 million as of December 31, 2014 and December 31, 2013, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

On January 31, 2013, the Company amended and restated its seven-year non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC.

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

Payments of the principal amounts of revolving loans under the Credit Agreement are due no later than October 10, 2018, which is the maturity date of the Facility. Interest is payable based on either a LIBOR or base rate option, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. The Company has also agreed to pay the lenders certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations under the Facility are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are collateralized by a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Company’s business combinations described, in Note 4: “Acquisitions,” represent permitted activities pursuant to the Credit Agreement. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2014 and expects to remain in compliance with all covenants over at least the next twelve months.

During the fourth quarter of 2013, the Company drew down approximately $120.0 million, for general corporate purposes, of available borrowings pursuant to the Facility. During the third quarter of 2014, the Company drew down an additional amount of approximately $230.0 million to partially fund the purchase of Aptina. The outstanding balance of the Facility as of December 31, 2014 was $350.0 million. In addition, there was a letter of credit in the amount of $0.2 million outstanding as of December 31, 2014. Included in other assets as of December 31, 2014 were $3.5 million of debt issuance costs associated with the Facility.

Description of 2.625% Notes, Series B

As discussed above, the Company completed the following exchange offers for its 2.625% Notes in exchange for its 2.625% Notes, Series B. Subject to certain other terms and conditions, these exchanges extended the debt maturity for the exchanged amounts from December 2013 to December 2016. The 2.625% Notes, Series B bear interest at the rate of 2.625% per year from the date of issuance. Interest is payable on June 15 and December 15 of each year. The 2.625% Notes, Series B are fully and unconditionally guaranteed on an non-collateralized senior subordinated basis by certain existing domestic subsidiaries of the Company (dollars in millions):

	For the years ended December 31,
	2013	2012
Exchange date	March 22, 2013	September 4, 2012
Principal value of 2.625% Notes	$60.0	$99.9
Principal value of 2.625% Notes, Series B	$58.5	$99.9
Cash consideration	$—	$2.0
Capitalized exchange expenses (1)	$0.1	$0.6
Effective interest rate	4.70%	4.40%

(1)	Represents exchange expenses capitalized as debt issuance costs that are amortized using the effective interest method through the first put date of December 15, 2016.

The 2.625% Notes, Series B are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment upon the occurrence of certain events), which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders have the option to convert their 2.625% Notes, Series B under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the 2.625% Notes, Series B; or (iii) after June 15, 2016. The Company determined that the conversion option based on a trading price condition meets the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. The fair value of this feature was determined to be de minimis at the date of issuance and continued to be so through December 31, 2014.

The 2.625% Notes, Series B mature on December 15, 2026. Beginning December 20, 2016, the Company could redeem the 2.625% Notes, Series B, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its 2.625% Notes, Series B in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the Indenture. Notwithstanding these conversion rate adjustments, these 2.625% Notes, Series B contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the 2.625% Notes, Series B for cash on December 15, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such 2.625% Notes, Series B, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder could require the Company to purchase all or a portion of such holder’s 2.625% Notes, Series B for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

Included in other assets as of December 31, 2014 were $0.9 million of debt issuance costs associated with the 2.625% Notes, Series B, which will be amortized using the effective interest method through 2016. Included in long-term debt as of December 31, 2014 was $14.7 million of unamortized debt discount associated with the 2.625% Notes, Series B, which will be amortized using the effective interest method through 2016.

Canada Revolving Line of Credit

On August 30, 2013, one of the Company’s wholly-owned Canadian subsidiaries and SCI LLC, as guarantor, entered into an non-collateralized and uncommitted $15.0 million line of credit (the “Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Canadian subsidiary and a U.S. bank. During the year ended December 31, 2013, the Company’s Canadian subsidiary borrowed the full $15.0 million available under the Line of Credit. The balance as of December 31, 2014 was $15.0 million. The borrowing under the Line of Credit bears interest based on an option of 1-month, 2-month, 3-month or 6-month LIBOR, as established at the commencement of each borrowing period, plus 1.60% per annum, with interest payable quarterly. The borrowed amount is payable within three business days of demand.

U.S. Real Estate Mortgages

On August 4, 2014, one of the Company’s U.S. subsidiaries entered into an amended and restated loan agreement with a Scottish Bank for approximately $49.4 million, which was non-collateralized by certain of the Company’s real estate. The loan bears interest payable monthly at an interest rate of approximately 3.12% per annum, with a balloon payment of approximately $26.7 million in 2019.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Malaysia Revolving Line of Credit

On September 23, 2014, one of the Company’s wholly-owned Malaysian subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Malaysia Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Malaysian subsidiary and a Japanese bank. During the third quarter of 2014, the Company’s Malaysian subsidiary borrowed the full $25.0 million available under the Malaysia Line of Credit. The balance as of December 31, 2014 was $25.0 million. Borrowings under the Malaysia Line of Credit bear interest based on 3-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly. The borrowed amount is payable within 21 business days of demand.

Vietnam Revolving Line of Credit

On September 3, 2014, one of the Company’s wholly-owned Vietnamese subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Vietnam Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Vietnamese subsidiary and a Japanese bank. During the year ended December 31, 2014, the Company’s Vietnamese subsidiary borrowed approximately $10.7 million under the Vietnam Line of Credit. Borrowings under the Vietnam Line of Credit bear interest based on 3-month LIBOR and 12-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly and annually. The borrowed amount is payable within 5 business days of demand.

Capital Lease Obligations

The Company has various capital lease obligations primarily for software, which as of December 31, 2014 totaled $40.8 million, with interest rates ranging from 1.8% to 6.0% and maturities from the first quarter of 2015 until the fourth quarter of 2019. Future payments for the Company’s capital lease obligations are included in the annual maturities table.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 9: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor Corporation are as follows (in millions, except per share data):

	For the years ended December 31,
	2014	2013	2012
Net income (loss) attributable to ON Semiconductor Corporation	$189.7	$150.4	$(97.2)

Basic weighted average common shares outstanding	439.5	447.9	452.6
Dilutive effect of share-based awards	4.0	2.8	—

Diluted weighted average common shares outstanding	443.5	450.7	452.6

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$0.43	$0.34	$(0.21)

Diluted	$0.43	$0.33	$(0.21)

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards were approximately 6.1 million, 12.3 million and 15.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The dilutive impact related to the Company’s 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, including 2014, 2013 and 2012, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. See Note 8: “Long-Term Debt” for a discussion of the conversion prices and other features of the 2.625% Notes, Series B.

Equity

Share Repurchase Program

Effective August 1, 2012, the Company implemented a share repurchase program (the “2012 Share Repurchase Program”) for up to $300.0 million of its common stock over a three year period exclusive of any fees, commissions or other expenses. This program was terminated on December 1, 2014 with approximately $46.3 million remaining of the total authorized amount.

On December 1, 2014, the Company announced a capital allocation policy (the “Capital Allocation Policy”) under which the Company intends to return to shareholders approximately 80 percent of free cash flow, less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, the Company defines

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. The Company also announced a new share repurchase program (the “2014 Share Repurchase Program”) pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, the Company intends to repurchase approximately $1 billion of its common shares over a four year period, exclusive of any fees, commissions or other expenses, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014, and the 2012 Stock Repurchase Program was terminated on that date.

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	For the years ended December 31,
	2014	2013	2012
Number of repurchased shares (1)	13.9	13.9	8.8
Beginning accrued share repurchases (2)	$0.6	$—	$—
Aggregate purchase price	$121.0	$101.3	$55.3
Fees, commissions and other expenses	$0.2	$0.3	$0.2
Less: ending accrued share repurchases (3)	$—	$(0.6)	$—

Total cash used for share repurchases	$121.8	$101.0	$55.5

Weighted-average purchase price per share (4)	$8.71	$7.29	$6.26
Available for future purchases at period end	$976.0	$143.4	$244.7

(1)	None of these shares had been reissued or retired as of December 31, 2014, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted in the years ended December 31, 2014 and 2013 were $9.1 million and $4.5 million, respectively, for which the Company withheld approximately 1.0 million and 0.6 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2014, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

During the year ended December 31, 2014, the Company acquired an additional 10% of the outstanding equity interest in Leshan for approximately $20.4 million, which was greater than the $10.1 million carrying value of the representative interest in Leshan at the time of the transaction. The Company has recorded the $10.3 million difference between the purchase price and the carrying value of the non-controlling interest as additional paid-in capital for the year ended December 31, 2014.

At December 31, 2013, the non-controlling interest balance was $32.8 million. This balance was decreased to $20.9 million at December 31, 2014 due to the non-controlling interest’s $2.4 million share of the earnings for the year ended December 31, 2014, offset by approximately $10.1 million for the acquisition of additional equity interests and $4.2 million of dividends paid to the non-controlling shareholder.

At December 31, 2012, the non-controlling interest balance was $29.6 million. This balance increased to $32.8 million at December 31, 2013 due to the non-controlling interest’s $3.2 million share of the earnings for the year ended December 31, 2013.

Note 10: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the years ended December 31, 2014, 2013 and 2012 was comprised as follows (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Cost of revenues	$6.8	$5.3	$3.7
Research and development	8.7	6.3	4.5
Selling and marketing	8.1	5.7	4.3
General and administrative	22.2	15.0	8.0

Share-based compensation expense before income taxes	45.8	32.3	20.5

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$45.8	$32.3	$20.5

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At December 31, 2014, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $2.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. At December 31, 2014, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $46.8 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during the year ended December 31, 2014 was $10.4 million. The Company recorded cash received from the exercise of stock options of $24.9 million and cash from the issuance of shares under the ESPP of $10.0 million and no related tax benefits during the year ended December 31, 2014. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Share-Based Compensation Information

The fair value per unit of each time based and performance based RSU and stock grant award is determined on the grant date and is equal to the Company’s closing stock price on the grant date. The fair value of each option grant is estimated on the date of grant using a lattice-based option valuation model. The lattice-based model uses: (1) a constant volatility; (2) an employee exercise behavior model (based on an analysis of historical exercise behavior); and (3) the treasury yield curve to calculate the fair value of each option grant.

The weighted-average estimated fair value of employee stock options and the weighted-average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2013 and 2012 are as follows, there were no employee stock options granted during the year ended December 31, 2014 (annualized percentages):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Volatility	42.8%	46.9%
Risk-free interest rate	1.4%	0.8%
Expected term	5.2 years	5.0 years
Weighted-average fair value per option	$2.93	$3.01

The volatility input is developed using blended volatility. The expected term of options represents the period of time that the options are expected to be outstanding and is computed using the lattice model’s estimated option fair value as an input to the Black-Scholes formula and solving for the expected term. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected term.

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11%, 11% and 11% in the years ended December 31, 2014, 2013 and 2012, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5%, 5% and 4% in the years ended December 31, 2014, 2013 and 2012, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Generally, the options granted under the 2000 SIP and Amended and Restated SIP vest over a period of three to four years and have a term of 10 years and 7 years, respectively. Under both plans, certain outstanding options vest automatically upon a change of control, as defined in the respective plan document, provided the option holder is employed by the Company on the date of the change in control. Certain other outstanding options may also vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Generally, upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability).

Generally, restricted stock units granted under the 2000 SIP and the Amended and Restated SIP vest over three to four years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

As of December 31, 2014, there was an aggregate of 35.2 million shares of common stock available for grant under the Amended and Restated SIP.

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and term data):

	Year Ended December 31, 2014
	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	14.0	$7.89
Granted	—	—
Exercised	(3.7)	6.66
Canceled	(1.5)	11.42

Outstanding at December 31, 2014	8.8	$7.81	3.07	$20.8

Exercisable at December 31, 2014	7.5	$7.89	2.85	$17.3

As of December 31, 2014, the Company had 8.8 million of outstanding stock options, representing stock options that previously vested and those which are expected to vest, with a weighted-average exercise price of $7.81.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2014 and December 31, 2013 represented (0.34)% and (0.24)% of outstanding shares as of the beginning of each such fiscal year, respectively. Total stock options granted during the years ended December 31, 2014 and December 31, 2013 represented zero and 0.03% of outstanding shares as of the end of each such fiscal year, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Additional information about stock options outstanding at December 31, 2014 with exercise prices less than or above $10.13 per share, the closing price of the Company’s common stock at December 31, 2014, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $10.13	7.2	$7.73	1.2	$7.19	8.4	$7.66
Above $10.13	0.3	$11.21	0.1	$11.12	0.4	$11.19

Total outstanding	7.5	$7.89	1.3	$7.49	8.8	$7.81

Restricted Stock Units

During 2014, the Company awarded 1.4 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

Compensation expense of $25.3 million was recognized during 2014 for all restricted stock units with time-based service conditions that were granted in 2014 and prior that are expected to vest.

A summary of the restricted stock unit transactions for the year ended December 31, 2014 follows (number of shares in millions):

	Year Ended December 31, 2014
	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2013	10.8	$8.52
Granted	4.7	9.40
Released	(3.5)	7.94
Canceled	(3.3)	10.05

Nonvested shares of restricted stock units at December 31, 2014	8.7	$8.66

As of December 31, 2014, unrecognized compensation expense, net of estimated forfeitures related to non-vested restricted stock units granted under the 2000 SIP and Amended and Restated SIP with time-based and performance-based conditions, was $37.9 million and $8.9 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is recognized over the period during which the performance criteria is expected to be achieved. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to both performance-based and service-based restricted stock units was $38.9 million for the year ended December 31, 2014.

Stock Grant Awards

During the year ended December 31, 2014, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $8.72 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2014 was approximately $1.3 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2014, employees purchased approximately 1.3 million shares under the ESPP. During the years ended December 31, 2013 and 2012, employees purchased for each such year approximately 1.3 million and 1.4 million shares, respectively, under the ESPP. Through May 2009, shareholders had approved amendments to the ESPP, which increased the number of shares of the Company’s common stock issuable thereunder to 15.0 million shares. On May 15, 2013, shareholders approved certain amendments to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 3.0 million to a total of 18.0 million. As of December 31, 2014, there were approximately 3.0 million shares available for issuance under the ESPP.

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

The Company recognizes actuarial gains and losses in the period the Company’s annual pension plan actuarial valuations are prepared, which generally occurs during the fourth quarter of each year, or during any interim period where a revaluation is deemed necessary.

2014 Activity and Effect of Voluntary Retirement Programs

The Company recorded a pension curtailment gain of $6.6 million included in Restructuring, asset impairments and other, net for the year ended December 31, 2014 related to the System Solution Group voluntary retirement programs and KSS facility closure. The Company recognized approximately $7.4 million of actuarial losses associated with these programs for the year ended December 31, 2014. See Note 6: “Restructuring, Asset Impairments and Other, net” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

2013 Activity and Effect of Voluntary Retirement Programs

The Q1 2013 Voluntary Retirement Program for certain employees of the System Solutions Group triggered the re-measurement of the related pension assets and liabilities, resulting in an actuarial loss of $13.6 million for the year ended December 31, 2013. Additionally, the Company recorded a curtailment gain of $12.7 million for the year ended December 31, 2013, in Restructuring, Asset Impairments and Other, net.

The Q4 2013 Voluntary Retirement Program resulted in an actuarial gain of $7.4 million for the year ended December 31, 2013. Additionally, the Company recorded a curtailment gain of $2.9 million for the year ended December 31, 2013, in Restructuring, Asset Impairments and Other, net.

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

During the year ended December 31, 2012, the Company modified a defined benefit plan which resulted in a freezing of accumulated benefits and the ceased accrual of benefits from future service for all plan participants. Furthermore, the Company initiated a defined contribution plan covering employees impacted by the plan modification and designated $7.5 million on behalf of participants in the defined contribution plan.

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2014	2013	2012
Service cost	$9.3	$12.2	$7.5
Interest cost	5.7	6.6	5.3
Expected return on plan assets	(3.4)	(4.1)	(3.5)
Amortization of prior service cost	—	—	0.1
Curtailment (gain) loss	(6.6)	(15.6)	(6.6)
Actuarial and other loss (gain)	12.3	6.2	12.5

Total net periodic pension cost	$17.3	$5.3	$15.3

Weighted average assumptions
Discount rate	1.64%	2.14%	2.44%
Expected return on plan assets	2.25%	2.18%	3.21%
Rate of compensation increase	3.03%	3.17%	3.05%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	December 31,
	2014	2013
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$292.3	$379.8
Service cost	9.3	12.2
Interest cost	5.7	6.6
Net actuarial loss	23.7	14.3
Acquired PBO from Aptina Japan	1.3	—
Benefits paid by plan assets	(33.7)	(22.3)
Benefits paid by the Company	(20.3)	(32.1)
Curtailment gain	(6.6)	(15.6)
Translation gain and other	(29.9)	(50.6)

Projected benefit obligation at the end of the year	$241.8	$292.3

Accumulated benefit obligation at the end of the year	$201.9	$254.9

Change in plan assets
Fair value of plan assets at the beginning of the year	$163.4	$178.4
Actual return on plan assets	14.8	12.2
Benefits paid from plan assets	(33.7)	(22.3)
Employer contributions	19.7	16.2
Translation and other loss	(18.5)	(21.1)

Fair value of plan assets at the end of the year	$145.7	$163.4

Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$160.0	$220.7
Aggregate fair value of plan assets	95.0	116.2
Amounts recognized in the balance sheet consist of
Non-current assets	—	0.6
Current liabilities	(0.2)	(10.4)
Non-current liabilities	(95.9)	(119.1)

Funded status	$(96.1)	$(128.9)

Weighted average assumptions at the end of the year
Discount rate	1.64%	2.14%
Rate of compensation increase	3.03%	3.17%

As of December 31, 2014 and 2013, respectively, the assets of the Company’s foreign plans were invested 17% and 18% in equity securities, 20% and 23% in debt securities, including corporate bonds, 49% and 46% in insurance and investment contracts, 3% and 4% in cash and 11% and 9% in other investments, including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

The long term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Plan Assets

The Company’s overall investment strategy is to focus on stable and low credit risk investments aimed at providing a positive rate of return to the plan assets. The Company has an investment mix with a wide diversification of asset types and fund strategies that are aligned with each region and foreign location’s economy and market conditions. Investments in government securities are generally guaranteed by the respective government offering the securities. Investments in corporate bonds, equity securities, and foreign mutual funds are made with the expectation that these investments will give an adequate rate of long-term returns despite periods of high volatility. Other types of investments include investments in cash deposits, money market funds and insurance contracts.

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2014 and 2013, was as follows (in millions):

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$3.7	$3.7	$—	$—
Foreign Government/Treasury Securities (1)	9.9	9.2	0.7	—
Corporate Bonds, Debentures (2)	29.7	—	29.0	0.7
Equity Securities (3)	24.6	—	24.6	—
Mutual Funds	6.1	—	6.1	—
Investment and Insurance Annuity Contracts (4)	71.7	—	20.2	51.5

	$145.7	$12.9	$80.6	$52.2

	December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$7.5	$7.5	$—	$—
Foreign Government/Treasury Securities (1)	8.7	7.8	0.9	—
Corporate Bonds, Debentures (2)	36.8	—	35.9	0.9
Equity Securities (3)	29.4	—	29.4	—
Mutual Funds	5.8	—	5.8	—
Investment and Insurance Annuity Contracts (4)	75.2	—	27.3	47.9

	$163.4	$15.3	$99.3	$48.8

(1)	Includes investments primarily in guaranteed return securities.

(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.

(3)	Includes investments in equity securities of developed countries and emerging markets.

(4)	Includes certain investments with insurance companies which guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2014 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Corporate Bonds, Debentures	Investment and Insurance Contacts	Total
Balance at December 31, 2012	$3.3	$44.7	$48.0
Actual return on plan assets	—	3.5	3.5
Purchase, sales and settlements	(2.4)	(0.3)	(2.7)

Balance at December 31, 2013	$0.9	$47.9	$48.8

Actual return on plan assets	—	5.4	5.4
Purchase, sales and settlements	(0.2)	(1.8)	(2.0)

Balance at December 31, 2014	$0.7	$51.5	$52.2

The expected benefit payments for the Company’s defined benefit plans by year from 2015 through 2019 and the five years thereafter are as follows (in millions):

2015	$2.6
2016	2.9
2017	4.1
2018	5.4
2019	6.3
5 years thereafter	50.8

Total	$72.1

The total underfunded status was $96.1 million at December 31, 2014. The Company expects to contribute $8.5 million during 2015 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $8.5 million, $8.4 million and $8.3 million of expense relating to matching contributions in 2014, 2013 and 2012, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $3.2 million, $4.1 million and $3.4 million relating to these plans for the years ended 2014, 2013 and 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 12: Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2014 (in millions):

Year Ending December 31,
2015	$21.0
2016	18.0
2017	14.0
2018	9.5
2019	6.9
Thereafter	34.2

Total	$103.6

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2014, 2013, and 2012 was $22.7 million, $22.0 million, and $24.0 million, respectively.

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other parties to purchase inventory, manufacturing services and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements as of December 31, 2014 (in millions):

Year Ending December 31,
2015	$340.4
2016	112.4
2017	38.9
2018	9.0
2019	8.5
Thereafter	17.7

Total	$526.9

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

As a result of the acquisition of Truesense, the Company, by operation of law, became a party to an Agreement With Covenant Not to Sue entered into among the New York Department of Environmental Conservation (“NYDEC”) and several companies with respect to pre-existing contamination within the business park property where Truesense is located. This agreement provides that the NYDEC would not sue or take any other action against these companies or their affiliates, subsidiaries, related entities, officers and directors, for any pre-existing environmental liabilities which occurred prior to the effective date of the agreement. Also in connection with the acquisition of Truesense, the Company has indemnification protection from Eastman Kodak Company (“Kodak”) under the 2011 asset purchase agreement between Kodak and Truesense. In that agreement, Kodak agreed to indemnify Truesense, its successors and assigns, with respect to any environmental liabilities existing prior to the closing of the Truesense/Kodak transaction. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

The Company was notified by the Environmental Protection Agency (“EPA”) that it has been identified as a “potentially responsible party” (“PRP”) in the Chemetco Superfund matter. Chemetco is a defunct reclamation services supplier who operated in Illinois at what is now a Superfund site. The Company used Chemetco for reclamation services. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. The Company has joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of December 31, 2014. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $6.3 million as of December 31, 2014.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $113.3 million as of December 31, 2014. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $235.9 million as of December 31, 2014. See Note 8: “Long-Term Debt” for further information with respect to the Company’s loan with SMBC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

On August 22, 2014, Collabo Innovations, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and three of its subsidiaries, all of which were acquired in the acquisition of Aptina. The complaint alleges infringement of U.S. Patent Nos. 6,166,405, 7,696,543, 5,976,907, 7,135,725 and 7,023,034 (the “Collabo Patents”) and seeks unspecified damages for past infringement. The Collabo Patents relate to CMOS image sensor products. Collabo served the complaint on December 18, 2014. The Company disputes the claims and will defend the litigation vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company will pursue its rights under the Aptina acquisition agreements to indemnification for losses that may arise out of or result from this matter.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights, including the Collabo Patents above. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Note 13: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (in millions):

Description	Balance as of December 31, 2014	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2013	Quoted Prices in Active Markets (Level 1)
Assets:
Cash equivalents:
Demand and time deposits	20.3	$20.3	$65.5	$65.5
Money market funds	46.3	46.3	62.1	62.1
Other Current Assets:
Foreign currency exchange contracts	$0.1	$0.1	$—	$—

Liabilities:
Foreign currency exchange contracts	$—	$—	$0.1	$0.1

Short-Term Investments

The Company’s short-term investments are valued using market prices on active markets (Level 1). Short-term investments with an original maturity to the Company between three months and one year, are classified as

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

held-to-maturity and are carried at amortized cost as the Company has the intent and ability to hold these securities until maturity. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss.

Short-term investments classified as held-to-maturity as of the years ended December 31, 2014 and 2013, respectively, were as follows (in millions):

	Balance at December 31, 2014		Balance at December 31, 2013
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments, held-to-maturity:
Commercial paper	$—	$—	$15.5	$15.5
Corporate bonds	2.0	2.0	93.7	93.7
Government agencies	—	—	7.0	7.0

	$2.0	$2.0	$116.2	$116.2

During the year ended December 31, 2014, one of the the Company’s previously non-marketable equity securities became marketable due to a change in circumstances that provided it with a readily determinable fair value. The related investment, as accounted for under the cost method, had previously experienced an other-than-temporary impairment and had a zero carrying value. As of December 31, 2014, the related investment was classified as available-for-sale, measured at Level 1, with a fair value equal to its carrying value of approximately $4.1 million. The related unrealized gain was recorded in accumulated other comprehensive loss for the year ended December 31, 2014. See Note 16: “Changes in Accumulated Other Comprehensive Loss” for additional information.

The Company’s total short-term investments balance was $6.1 million as of December 31, 2014. There were $4.1 million unrealized gains on related to these short-term investments as of December 31, 2014.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2014 and December 31, 2013 are as follows (in millions):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$342.2	$424.8	$335.2	$392.6
Long-term debt	$745.8	$744.8	$510.2	$511.4

The fair value of the Company’s Convertible Notes was estimated based on market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2014 and December 31, 2013.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Cost Method Investments

Investments in equity securities that do not qualify for fair value accounting are accounted for under the cost method. Accordingly, the Company accounts for investments in companies that it does not control under the cost method, as applicable. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded and the fair value becomes the new cost basis of the investment. The Company evaluates all of its cost method investments for impairment; however, it is not required to determine the fair value of its investment unless impairment indicators are present.

As of December 31, 2014 and 2013, the Company’s cost method investments had a carrying value of approximately $12.2 million and $6.3 million, respectively.

Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that were significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. We determine the fair value of our held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable. See Note 5: “Goodwill and Intangible Assets” for a discussion of certain asset impairments.

The following table shows the fair value of certain of the Company’s non-financial assets included in its Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013 that were remeasured at fair value on a nonrecurring basis (in millions):

	Fair Value
	December 31, 2014	December 31, 2013
Nonrecurring fair value measurements
Property, plant and equipment (Level 3)	$6.2	$8.7
Other Intangibles, Net (Level 3)	1.5	—
Goodwill (Level 3)	—	—

	$7.7	$8.7

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the years ended December 31, 2014, December 31, 2013 and December 31, 2012 (in millions):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Nonrecurring fair value measurements
Impairment of property, plant and equipment held for use or disposal (Level 3)	$6.0	$8.0	$103.0
Goodwill impairment (Level 3)	8.7	—	14.1
Intangible asset impairments (Level 3)	0.9	—	35.4

	$15.6	$8.0	$152.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company recognized a goodwill impairment charge of $8.7 million along with an intangible asset impairment charge of $0.9 million and other long-lived assets impairment charges of $4.7 million relating to one of its reporting units during the year ended December 31, 2014. See Note 5: “Goodwill and Intangibles Assets” for additional information.

During the fourth quarter of 2012, the Company evaluated the recoverability of the long-lived assets of the System Solutions Group due to the continued declines in revenue and operating performance. The Company revised its long-term projections related to its System Solutions Group, including material additional cost reduction efforts and a lower revenue base than previously assumed. As a result, the Company recorded an impairment charge of $126.0 million which was comprised of a $94.4 million charge to reduce the carrying value of the associated fixed assets and a $31.6 million charge to reduce the carrying value of the associated intangible assets to their respective fair values. Additionally, the Company recognized a goodwill impairment charge of $14.1 million relating to one of its reporting units during the year ended December 31, 2012. See Note 5: “Goodwill and Intangibles Assets” for additional information.

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

The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes.

At December 31, 2014 and 2013, the Company had net outstanding foreign exchange contracts with net notional amounts of $145.7 million and $101.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related. The following schedule shows the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2014 and 2013 (in millions):

	December 31,
	2014 Buy (Sell)	2014 Notional Amount	2013 Buy (Sell)	2013 Notional Amount
Euro	$(31.2)	$31.2	$(30.5)	$30.5
Japanese Yen	(42.1)	42.1	(6.7)	6.7
Malaysian Ringgit	39.2	39.2	35.8	35.8
Philippine Peso	16.7	16.7	11.7	11.7
Other currencies	11.1	16.5	10.6	17.0

	$(6.3)	$145.7	$20.9	$101.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2014, the counterparties to the Company’s foreign exchange contracts are held at financial institutions which the Company believes to be highly rated and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

accrued expenses in the accompanying Consolidated Balance Sheet. For the years ended December 31, 2014, 2013 and 2012, realized and unrealized foreign currency transactions totaled a $3.1 million loss, a $5.5 million gain and a $2.1 million gain, respectively, and is included in other income and expenses in the Company’s consolidated statements of operations and comprehensive income.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of December 31, 2014 was approximately $79.0 million, which is primarily comprised of cash flow hedges for Malaysian Ringgit/U.S. Dollar and Philippine Peso/U.S. Dollar currency pairs.

For the year ended December 31, 2014, the Company recorded a loss of $1.7 million associated with cash flow hedges recognized as a component of cost of revenues. As of December 31, 2014, the Company had a $3.5 million liability balance for contracts designated as cash flow hedging instruments which were classified as other liabilities. For the year ended December 31, 2013, the Company had a $1.8 million liability balance for contracts designated as cash flow hedges.

Other

At December 31, 2014, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 15: Income Taxes

The Company’s geographic sources of income (loss) before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
United States	$(56.2)	$(75.8)	$(70.9)
Foreign	248.1	245.8	(6.0)

	$191.9	$170.0	$(76.9)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The Company’s provision for income taxes is as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Current:
Federal	$(1.5)	$(0.4)	$0.2
State and local	—	0.3	(0.1)
Foreign	20.1	15.9	16.4

	18.6	15.8	16.5

Deferred:
Federal	(17.1)	2.7	2.6
State and local	(2.9)	—	—
Foreign	1.2	(2.1)	(3.1)

	(18.8)	0.6	(0.5)

	$(0.2)	$16.4	$16.0

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2014	2013	2012
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	—	0.2	0.1
Foreign withholding taxes	(1.1)	—	(0.3)
Foreign rate differential	(33.9)	(38.5)	7.5
Dividend income from foreign subsidiaries	13.0	11.3	(59.4)
Goodwill impairment	—	—	(6.4)
Change in valuation allowance	(18.3)	0.7	(1.1)
Tax reserves	—	(1.0)	(2.2)
Nondeductible acquisition costs	0.9	—	(0.1)
Nondeductible stock-based compensation cost	2.1	1.7	(2.2)
Deferred tax liability for assets with indefinite useful lives	1.7	1.6	(3.4)
Return to accrual	(0.5)	(0.1)	11.6
Other	1.0	(1.3)	0.1

	(0.1)%	9.6%	(20.8)%

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities as of December 31, 2014 and December 31, 2013, are as follows (in millions):

	Year ended December 31,
	2014	2013
Net operating loss and tax credit carryforwards	$850.2	$1,105.5
Tax-deductible goodwill and amortizable intangibles	(45.1)	(17.1)
Reserves and accruals	27.6	27.2
Property, plant and equipment	33.4	72.7
Inventories	19.9	16.2
Other	110.9	122.8

Deferred tax assets and liabilities before valuation allowance	996.9	1,327.3

Valuation allowance	(977.5)	(1,301.3)

Net deferred tax asset (liability)	$19.4	$26.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2014, the Company’s deferred tax assets do not include $174.4 million of excess tax deductions from employee stock option exercises that are part of net operating loss carryforwards, which, if realized, will be accounted for as an addition to equity. The Company uses the with or without method when determining when excess tax benefits have been realized.

As of December 31, 2014, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $1,070.6 million, $997.4 million, and $1,121.9 million, respectively. As of December 31, 2013, the Company’s federal, state, and foreign NOLs were $1,101.1 million, $989.7 million, and $1,718.9 million, respectively. If not utilized, these NOLs will expire in varying amounts from 2015 through 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). During 2006, such an ownership change occurred, limiting the use of federal NOLs to approximately $93.1 million per year. As of December 31, 2014, the Company had federal, state, and foreign tax credit carryforwards of $177.8 million, which expire in varying amounts beginning in 2015.

This income tax benefit for the year ended December 31, 2014 consisted of the reversal of $23.3 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $4.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2014. This is partially offset by $19.8 million for income and withholding taxes of certain of our foreign and domestic operations, $4.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and $3.3 million of deferred federal income taxes associated with tax deductible goodwill.

The 2013 provision of $16.4 million included $22.2 million for income and withholding taxes of certain of the Company’s foreign operations and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions and $2.7 million of deferred federal income taxes associated with tax deductible goodwill. This is partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2013.

The 2012 provision of $16.0 million included $21.7 million for income and withholding taxes of certain of the Company’s foreign operations and $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions. This is partially offset by $7.8 million of additional tax benefit recorded and the reversal of $1.4 million for reserves and interest for potential liabilities in foreign taxing jurisdiction which were effectively settled or for which the statute lapsed during 2012.

Income taxes have not been provided on approximately $1,784.1 million of the undistributed earnings of our foreign subsidiaries over which the Company has sufficient influence to control the distribution at December 31, 2014. The Company has determined that substantially all such earnings have been reinvested indefinitely. These earnings could become subject to either or both federal income tax and foreign withholding tax if they are remitted as dividends, if foreign earnings are loaned to any of our domestic companies, or if the Company sells its investment in certain subsidiaries. The Company estimates that repatriation of these foreign earnings would generate additional taxes of approximately $178.7 million after net operating loss carryforwards and foreign tax credits.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

The activity for unrecognized gross tax benefits for 2014, 2013, and 2012 (in millions) is as follows:

	2014	2013	2012
Balance at beginning of year	$20.9	$34.8	$18.6
Additions based on tax positions related to the current year	9.0	0.7	18.4
Additions for tax positions of prior years	5.3	—	—
Reductions for tax positions of prior years	(0.6)	(10.9)	(0.8)
Lapse of statute	(3.4)	(3.7)	(1.2)
Settlements	—	—	(0.2)

Balance at end of year	$31.2	$20.9	$34.8

Included in the December 31, 2014 balance of $31.2 million is $13.4 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Of the total $31.2 million balance of unrecognized tax benefit at December 31, 2014, $1.8 million is related to tax positions for which it is reasonably possible that the total amounts could significantly change during the 12 months following December 31, 2014, as a result of expiring statutes of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $0.5 million of expenses during the year ended December 31, 2014, and recognized approximately $0.5 million and $0.2 million of expenses during the years ended December 31, 2013 and 2012, respectively. The Company had approximately $3.2 million, $3.6 million, and $3.0 million of accrued interest and penalties at December 31, 2014, 2013, and 2012, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 16: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the years ended December 31, 2014 and December 31, 2013 are as follows (net of tax of $0.2 million for unrealized gains on available-for-sale securities and $0 for all others, in millions):

	Foreign Currency Translation Adjustments	Defined Benefit Pension Items	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for-Sale Securities	Total
Balance as of December 31, 2012	$(42.2)	$(0.1)	$0.8	$0.4	$(41.1)

Other comprehensive income (loss) prior to reclassifications	17.2	0.1	(0.1)	—	17.2
Amounts reclassified from accumulated other comprehensive loss	(21.0)	—	(2.5)	—	(23.5)

Net current period other comprehensive loss	(3.8)	0.1	(2.6)	—	(6.3)

Balance as of December 31, 2013	$(46.0)	$—	$(1.8)	$0.4	$(47.4)

Other comprehensive income (loss) prior to reclassifications	3.5	—	—	4.1	7.6
Amounts reclassified from accumulated other comprehensive loss	—	—	(1.7)	—	(1.7)

Net current period other comprehensive loss	3.5	—	(1.7)	4.1	5.9

Balance as of December 31, 2014	$(42.5)	$—	$(3.5)	$4.5	$(41.5)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the years ended December 31, 2014 and December 31, 2013, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	December 31, 2014	December 31, 2013	Affected Line Item Where Net Income is Presented
Foreign currency translation adjustments	$—	$(21.0)	Restructuring, asset impairments and other, net
Effects of cash flow hedges	(1.7)	(2.5)	Other income and expense

Total reclassifications	$(1.7)	$(23.5)

Included in accumulated other comprehensive loss as of December 31, 2014 is approximately $13.5 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 17: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2014, 2013 and 2012 are as follows (in millions):

	Year ended December 31,
	2014	2013	2012
Non-cash financing activities:
Capital expenditures in accounts payable	$108.5	$55.8	$54.4
Equipment acquired or refinanced through capital leases	14.5	3.8	31.0
Cash (received) paid for:
Interest income	$(1.5)	$(1.3)	$(1.5)
Interest expense	25.7	24.8	30.4
Income taxes	18.1	12.9	17.6

Supplemental Disclosure of Consideration Held in Escrow

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina, $40.0 million of the total purchase consideration was withheld by the Company and placed into an escrow account to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million consideration held in escrow was accounted for as restricted cash as of December 31, 2014 and is included in cash flows from investing activities on the Company’s Consolidated Statement of Cash Flows.

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

Other Insurance Recoveries

During the year ended December 31, 2012, the Company received proceeds from insurance recoveries on property, plant and equipment of approximately $11.5 million associated with the 2011 Thailand flood and 2011 Japan earthquake. The Company has recorded these proceeds as a reduction to cost of revenues in its Consolidated Statements of Operations and Comprehensive Income.

Note 18: Segment Information

As of December 31, 2014, the Company was organized into four operating segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group. The Company’s Image Sensor Group was established during the third quarter of 2014, and includes the Company’s

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

recent image sensor business acquisition of Aptina along with the Company’s pre-existing image sensor business units (including Truesense) which were previously reported as part of the Application Products Group. See Note 4: “Acquisitions” for additional information with respect to the Company’s recent acquisitions. Previously reported information has been recast to reflect the current reportable segments.

Each of the Company’s major product lines has been examined and each product line has been assigned to a reportable segment, as illustrated in the table below, based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group
Automotive ASSPs (1)	CCD Image Sensors (7)	Bipolar Power (8)	Power MOSFETs (10)
Analog Automotive (2)	CMOS Image Sensors (7)	Thyristor (8)	IGBTs (10)
Automotive Power Switching (3)	Linear Light Sensors (7)	Small Signal (8)	Power and Signal Discretes (10)
Automotive Mixed-Signal solutions (1)		Zener (8)	Intelligent Power Modules (11)
Medical ASICs & ASSPs (1)		Protection (3)	Motor Driver ICs (12)
Mixed-Signal ASICs (1)		Rectifier (8)	Display Drivers (12)
Industrial ASSPs (1)		Filters (3)	ASICs (12)
High Frequency / Timing (4)		MOSFETs (3)	Microcontrollers (12)
IPDs (5)		Signal & Interface (2)	Flash Memory (12)
Foundry and Manufacturing Services (5)		Standard Logic (6)	Touch Sensor (12)
Hearing Components (1)		LDO’s & VREGs (2)	Power Supply IC (12)
DC-DC Conversion (2)		EE Memory and Programmable Analog (9)	Audio DSP (12)
Analog Switches (6)		IGBTs (3)	Audio Tuners (12)
AC-DC Conversion (2)			Image Stabilizer ICs (12)
Low Voltage Power Management (2)			Auto Focus ICs (12)
Power Switching (2)
RF Antenna Tuning Solutions (1)

(1)	ASIC products

(2)	Analog products

(3)	TMOS products

(4)	ECL products

(5)	Foundry products / services

(6)	Standard logic products

(7)	Image sensor / ASIC products

(8)	Discrete products

(9)	Memory products

(10)	HD products

(11)	IPM products

(12)	LSI products

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance-based on segment revenues and gross profit.

The Company’s wafer manufacturing facilities fabricate ICs for all business units, as necessary, and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information.

In addition to the operating and reporting segments mentioned above, the Company also operates global operations, sales and marketing, information systems, finance and administration groups that are led by vice presidents who report to the Chief Executive Officer. A portion of the expenses of these groups are allocated to the segments based on specific and general criteria and are included in the segment results reported below. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other, net and certain other manufacturing and operating expenses, which include corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any segment.

Revenues and gross profit for the Company’s reportable segments for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, respectively, are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For year ended December 31, 2014:
Revenues from external customers	$1,070.4	$306.1	$1,210.4	$574.9	$3,161.8
Segment gross profit	475.0	91.1	431.0	117.5	1,114.6
For year ended December 31, 2013:
Revenues from external customers	$996.8	$39.5	$1,121.2	$625.2	$2,782.7
Segment gross profit	431.0	24.6	390.7	103.4	949.7
For year ended December 31, 2012:
Revenues from external customers	$969.6	$49.6	$1,104.7	$771.0	$2,894.9
Segment gross profit	430.3	28.9	400.9	143.1	1,003.2

Gross profit shown above and below is exclusive of the amortization of acquisition related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Gross profit for reportable segments	$1,114.6	$949.7	$1,003.2
Less: unallocated manufacturing costs	(29.7)	(20.6)	(56.9)

Consolidated gross profit	$1,084.9	$929.1	$946.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
United States	$497.0	$415.4	$452.0
United Kingdom	497.9	400.2	388.3
Hong Kong	975.3	862.4	874.2
Japan	293.1	290.2	401.2
Singapore	786.5	700.6	627.7
Other	112.0	113.9	151.5

	$3,161.8	$2,782.7	$2,894.9

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2014	December 31, 2013	December 31, 2012
United States	$308.1	$255.3	$274.7
Czech Republic	113.8	111.1	118.0
Malaysia	232.2	213.9	185.0
Philippines	197.4	173.8	188.8
China	122.2	100.8	104.0
Other	230.2	219.3	232.8

	$1,203.9	$1,074.2	$1,103.3

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 19: Supplementary Financial Information—Selected Quarterly Financial Data (Unaudited)

Revised consolidated unaudited quarterly financial information for 2014 and 2013 is as follows (in millions, except per share data). See Note 1: “Background and Basis of Presentation” for additional information regarding revisions to the Company’s previously issued financial statements:

	Quarter ended 2014
	March 28	June 27	September 26(1)	December 31
Revenues	$706.5	$757.6	$833.5	$864.2
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	248.2	278.1	280.9	277.7
Net income attributable to ON Semiconductor Corporation (2)	55.7	94.1	40.5	(0.6)
Diluted net income per common share attributable to ON Semiconductor Corporation	0.13	0.21	0.09	—

	Quarter ended 2013
	March 29	June 28	September 27	December 31
Revenues	$661.0	$688.3	$715.4	$718.0
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	197.6	231.9	249.2	250.4
Net income attributable to ON Semiconductor Corporation (2)	16.1	45.8	50.7	37.8
Diluted net income per common share attributable to ON Semiconductor Corporation	0.04	0.10	0.11	0.08

(1)	The Company has retrospectively adjusted certain amounts shown above for the quarter ended September 26, 2014 related to adjustments to the purchase price allocation of our recent acquisition which reduced the amortization of acquisition related intangible assets by $2.4 million.
(2)	Net income attributable to ON Semiconductor Corporation for the quarters ended December 31, 2014 and December 31, 2013 includes Restructuring, asset impairments and other, net charges of $10.5 million and $22.1 million, respectively. See Note 6: “Restructuring, asset impairments and other, net” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Consolidated unaudited quarterly financial information for 2014 and 2013 as initially reported in each quarter prior to December 31, 2014 is as follows (in millions, except per share data). See Note 1: “Background and Basis of Presentation” for additional information regarding revisions to the Company’s previously issued financial statements:

	Quarter ended 2014
	March 28	June 27	September 26
Revenues	$706.5	$757.6	$833.5
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	250.8	273.0	284.1
Net income attributable to ON Semiconductor Corporation	58.4	88.0	41.6
Diluted net income per common share attributable to ON Semiconductor Corporation	0.13	0.20	0.09

	Quarter ended 2013
	March 29	June 28	September 27	December 31
Revenues	$661.0	$688.3	$715.4	$718.0
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	204.5	231.8	249.2	252.9
Net income attributable to ON Semiconductor Corporation	22.6	47.7	51.8	28.7
Diluted net income per common share attributable to ON Semiconductor Corporation	0.05	0.11	0.11	0.06

The following table shows the amounts of the aforementioned revisions for each quarter in 2014 and 2013 prior to December 31, 2014 (in millions, except per share data). See Note 1: “Background and Basis of Presentation” for additional information regarding revisions to the Company’s previously issued financial statements:

	Quarter ended 2014
	March 28	June 27	September 26
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	$2.6	$5.1	$(3.2)
Net income attributable to ON Semiconductor Corporation	(2.7)	6.1	(1.1)
Diluted net income per common share attributable to ON Semiconductor Corporation	—	0.01	—

	Quarter ended 2013
	March 29	June 28	September 27	December 31
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	$(6.9)	$0.1	$—	$(2.5)
Net income attributable to ON Semiconductor Corporation	(6.5)	(1.9)	(1.1)	9.1
Diluted net income per common share attributable to ON Semiconductor Corporation	(0.01)	(0.01)	—	0.02

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Note 20: Guarantor and Non-Guarantor Statements

ON Semiconductor is the sole issuer of the 2.625% Notes, Series B. ON Semiconductor’s 100% owned domestic subsidiaries, except those domestic subsidiaries acquired through the acquisitions of AMIS, Catalyst, PulseCore, CMD, SDT, SANYO Semiconductor, Truesense and Aptina (collectively, the “Guarantor Subsidiaries”), fully and unconditionally guarantee, subject to customary releases, on a joint and several basis ON Semiconductor’s obligations under the 2.625% Notes, Series B. The Guarantor Subsidiaries include SCI

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

LLC, Semiconductor Components Industries of Rhode Island, Inc., as well as other holding companies whose net assets consist primarily of investments in the joint venture in Leshan, China and equity interests in the Company’s other foreign subsidiaries. ON Semiconductor’s other remaining subsidiaries (collectively, the “Non-Guarantor Subsidiaries”) are not guarantors of the 2.625% Notes, Series B. The repayment of the non-collateralized 2.625% Notes, Series B is subordinated to the senior indebtedness of ON Semiconductor and the Guarantor Subsidiaries on the terms described in the indenture for the 2.625% Notes, Series B.

The condensed consolidating financial statements included in this footnote have been corrected consistent with the revisions described in Note 1: “Background and Basis of Presentation”. The Company also corrected the presentation of certain previously reported intercompany loan activity included within the condensed consolidating statements of cash flows to conform with the current period presentation.

Condensed consolidating financial information for the issuer of the 2.625% Notes, Series B, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$199.9	$—	$311.8	$—	$511.7
Short-term investments	—	2.0	—	4.1	—	6.1
Receivables, net	—	56.6	—	360.9	—	417.5
Inventories	—	60.5	—	652.9	16.5	729.9
Short-term intercompany receivables	—	—	4.9	—	(4.9)	—
Other current assets	—	14.0	—	126.6	—	140.6

Total current assets	—	333.0	4.9	1,456.3	11.6	1,805.8
Property, plant and equipment, net	—	262.1	3.1	940.1	(1.4)	1,203.9
Goodwill	—	111.6	37.3	115.8	—	264.7
Intangible assets, net	—	98.2	—	377.0	(17.6)	457.6
Long-term intercompany receivables	—	204.2	—	—	(204.2)	—
Other assets	1,969.1	2,002.3	143.5	858.2	(4,882.1)	91.0

Total assets	$1,969.1	$3,011.4	$188.8	$3,747.4	$(5,093.7)	$3,823.0

Accounts payable	$—	$37.8	$0.1	$340.3	$—	$378.2
Accrued expenses	0.4	71.6	0.5	215.4	—	287.9
Deferred income on sales to distributors	—	36.4	—	128.7	—	165.1
Current portion of long-term debt	—	57.6	—	152.0	—	209.6
Short-term intercompany payables	—	2.3	—	2.6	(4.9)	—

Total current liabilities	0.4	205.7	0.6	839.0	(4.9)	1,040.8
Long-term debt	342.2	609.5	—	31.3	—	983.0
Other long-term liabilities	—	21.1	—	130.7	—	151.8
Long-term intercompany payables	—	—	—	204.2	(204.2)	—

Total liabilities	342.6	836.3	0.6	1,205.2	(209.1)	2,175.6

Stockholders’ equity	1,626.5	2,175.1	188.2	2,542.2	(4,905.5)	1,626.5
Non-controlling interest in consolidated subsidiary	—	—	—	—	20.9	20.9

Total equity	1,626.5	2,175.1	188.2	2,542.2	(4,884.6)	1,647.4

Total liabilities and equity	$1,969.1	$3,011.4	$188.8	$3,747.4	$(5,093.7)	$3,823.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2013

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents	$—	$267.9	$—	$241.6	$—	$509.5
Short-term investments	—	116.2	—	—	—	116.2
Receivables, net	—	49.8	—	333.6	—	383.4
Inventories	—	46.7	—	559.1	3.0	608.8
Short-term intercompany receivables	—	—	4.1	7.6	(11.7)	—
Other current assets	—	17.8	—	71.5	—	89.3

Total current assets	—	498.4	4.1	1,213.4	(8.7)	1,707.2
Property, plant and equipment, net	—	252.3	3.1	820.6	(1.8)	1,074.2
Goodwill	—	111.5	37.3	35.8	—	184.6
Intangible assets, net	—	113.0	—	132.2	(21.8)	223.4
Long-term intercompany receivables	—	—	—	3.3	(3.3)	—
Other assets	1,827.0	1,637.4	136.1	877.1	(4,373.2)	104.4

Total assets	$1,827.0	$2,612.6	$180.6	$3,082.4	$(4,408.8)	$3,293.8

Accounts payable	$—	$39.1	$0.5	$237.2	$—	$276.8
Accrued expenses	1.0	50.8	0.2	168.3	—	220.3
Deferred income on sales to distributors	—	32.3	—	108.2	—	140.5
Current portion of long-term debt	—	79.3	—	102.3	—	181.6
Short-term intercompany payables	—	11.7	—	—	(11.7)	—

Total current liabilities	1.0	213.2	0.7	616.0	(11.7)	819.2
Long-term debt	335.2	396.1	—	29.3	—	760.6
Other long-term liabilities	—	42.2	0.1	148.1	—	190.4
Long-term intercompany payables	—	3.3	—	—	(3.3)	—

Total liabilities	336.2	654.8	0.8	793.4	(15.0)	1,770.2

Stockholders’ equity	1,490.8	1,957.8	179.8	2,289.0	(4,426.6)	1,490.8
Non-controlling interest in consolidated subsidiary	—	—	—	—	32.8	32.8

Total equity	1,490.8	1,957.8	179.8	2,289.0	(4,393.8)	1,523.6

Total liabilities and equity	$1,827.0	$2,612.6	$180.6	$3,082.4	$(4,408.8)	$3,293.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$795.7	$15.6	$4,291.9	$(1,941.4)	$3,161.8
Cost of revenues (exclusive of amortization shown below)	—	596.4	0.9	3,434.5	(1,954.9)	2,076.9

Gross profit	—	199.3	14.7	857.4	13.5	1,084.9
Operating expenses:
Research and development	—	85.2	11.9	269.5	—	366.6
Selling and marketing	—	82.7	0.8	116.5	—	200.0
General and administrative	—	55.3	1.3	124.3	—	180.9
Amortization of acquisition-related intangible assets	—	14.8	—	57.7	(4.1)	68.4
Goodwill and intangible asset impairment	—	—	—	9.6	—	9.6
Restructuring, asset impairments and other, net	—	0.7	—	29.8	—	30.5

Total operating expenses	—	238.7	14.0	607.4	(4.1)	856.0

Operating income (loss)	—	(39.4)	0.7	250.0	17.6	228.9

Other income (expenses), net:
Interest expense	(16.8)	(11.1)	—	(6.2)	—	(34.1)
Interest income	—	1.0	—	0.5	—	1.5
Other	—	2.7	—	(7.1)	—	(4.4)
Loss on debt repurchase or exchange	—	—	—	—	—	—
Equity in earnings	206.5	245.7	6.7	—	(458.9)	—

Other income (expenses), net	189.7	238.3	6.7	(12.8)	(458.9)	(37.0)

Income before income taxes	189.7	198.9	7.4	237.2	(441.3)	191.9
Income tax benefit (provision)	—	23.1	(0.9)	(22.0)	—	0.2

Net income	189.7	222.0	6.5	215.2	(441.3)	192.1
Net income attributable to non-controlling interest	—	—	—	—	(2.4)	(2.4)

Net income attributable to ON Semiconductor Corporation	$189.7	$222.0	$6.5	$215.2	$(443.7)	$189.7

Comprehensive income attributed to ON Semiconductor Corporation	$195.6	$220.3	$6.5	$222.8	$(449.6)	$195.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$684.2	$13.8	$4,142.3	$(2,057.6)	$2,782.7
Cost of revenues (exclusive of amortization shown below)	—	517.6	0.6	3,427.2	(2,091.8)	1,853.6

Gross profit	—	166.6	13.2	715.1	34.2	929.1
Operating expenses:
Research and development	—	77.2	10.9	246.1	—	334.2
Selling and marketing	—	71.4	0.7	99.1	—	171.2
General and administrative	—	32.6	0.8	115.1	—	148.5
Amortization of acquisition related intangible assets	—	15.2	—	22.1	(4.2)	33.1
Restructuring, asset impairments and other, net	—	1.2	—	32.0	—	33.2

Total operating expenses	—	197.6	12.4	514.4	(4.2)	720.2

Operating income (loss)	—	(31.0)	0.8	200.7	38.4	208.9

Other income (expenses), net:
Interest expense	(23.0)	(10.5)	—	(5.1)	—	(38.6)
Interest income	—	0.4	—	0.9	—	1.3
Other	—	(10.2)	—	11.7	—	1.5
Loss on debt repurchase or exchange	(3.1)	—	—	—	—	(3.1)
Equity in earnings	176.5	221.4	7.4	—	(405.3)	—

Other income (expenses), net	150.4	201.1	7.4	7.5	(405.3)	(38.9)

Income (loss) before income taxes	150.4	170.1	8.2	208.2	(366.9)	170.0
Income tax provision	—	(0.7)	—	(15.7)	—	(16.4)

Net income (loss)	150.4	169.4	8.2	192.5	(366.9)	153.6
Net income attributable to non-controlling interest	—	—	—	—	(3.2)	(3.2)

Net income (loss) attributable to ON Semiconductor Corporation	$150.4	$169.4	$8.2	$192.5	$(370.1)	$150.4

Comprehensive income (loss) attributed to ON Semiconductor Corporation	$144.1	$161.0	$8.2	$188.9	$(358.1)	$144.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Revenues	$—	$732.2	$12.9	$3,760.9	$(1,611.1)	$2,894.9
Cost of revenues (exclusive of amortization shown below)	—	466.9	0.6	3,059.1	(1,578.0)	1,948.6

Gross profit	—	265.3	12.3	701.8	(33.1)	946.3

Operating Expenses:
Research and development	—	180.3	10.3	176.9	—	367.5
Selling and marketing	—	68.2	0.8	111.9	—	180.9
General and administrative	—	5.0	0.6	155.0	—	160.6
Amortization of acquisition related intangible assets	—	18.1	—	30.5	(4.2)	44.4
Restructuring, asset impairments and other, net	—	3.3	0.1	160.3	—	163.7
Goodwill and intangible asset impairment	—	20.1	—	29.4	—	49.5

Total operating expenses	—	295.0	11.8	664.0	(4.2)	966.6

Operating income (loss)	—	(29.7)	0.5	37.8	(28.9)	(20.3)

Other income (expenses), net:
Interest expense	(38.0)	(9.0)	—	(9.1)	—	(56.1)
Interest income	—	0.8	—	0.7	—	1.5
Other	—	11.7	—	(5.9)	—	5.8
Loss on debt repurchase or exchange	(7.8)	—	—	—	—	(7.8)
Equity in earnings	(51.4)	(30.8)	10.0	—	72.2	—

Other income (expenses), net	(97.2)	(27.3)	10.0	(14.3)	72.2	(56.6)

Income (loss) before income taxes	(97.2)	(57.0)	10.5	23.5	43.3	(76.9)
Income tax provision	—	(4.4)	—	(11.6)	—	(16.0)

Net income (loss)	(97.2)	(61.4)	10.5	11.9	43.3	(92.9)
Net income attributable to non-controlling interest	—	—	—	—	(4.3)	(4.3)

Net income (loss) attributable to ON Semiconductor Corporation	$(97.2)	$(61.4)	$10.5	$11.9	$39.0	$(97.2)

Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(91.6)	$(55.8)	$10.5	$16.2	$29.1	$(91.6)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$(9.4)	$18.0	$21.3	$451.4	$—	$481.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(54.7)	(0.9)	(148.7)	—	(204.3)
Proceeds from sales of property, plant and equipment	—	0.1	—	1.4	—	1.5
Deposit utilized for purchases of property, plant and equipment	—	—	—	2.6	—	2.6
Purchase of businesses, net of cash acquired	—	—	—	(423.7)	—	(423.7)
Acquisition of non-controlling interest	—	—	—	—	—	—
Proceeds from held-to maturity securities	—	116.9	—	—	—	116.9
Purchase of held-to-maturity securities	—	(12.8)	—	—	—	(12.8)
Cash placed in escrow	—	—	—	(40.0)	—	(40.0)
Purchase of cost method investment	—	—	—	(5.8)	—	(5.8)
Contribution from subsidiaries	105.4	—	—	—	(105.4)	—

Net cash provided by (used in) investing activities	105.4	49.5	(0.9)	(614.2)	(105.4)	(565.6)

Cash flows from financing activities:
Intercompany loans	—	(710.9)	—	710.9	—	—
Intercompany loan repayments to guarantor	—	503.4	—	(503.4)	—	—
Payments to parent	—	(105.4)	—	—	105.4	—
Proceeds from issuance of common stock under the employee stock purchase plan	10.0	—	—	—	—	10.0
Proceeds from exercise of stock options	24.9	—	—	—	—	24.9
Payments of tax withholding for restricted shares	(9.1)	—	—	—	—	(9.1)
Repurchase of common stock	(121.8)	—	—	—	—	(121.8)
Proceeds from debt issuance	—	259.7	—	86.7	—	346.4
Payment of capital leases obligations	—	(36.8)	—	(7.0)	—	(43.8)
Repayment of long-term debt	—	(45.5)	—	(45.1)	—	(90.6)
Acquisition of non-controlling interest	—	—	(20.4)	—	—	(20.4)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	(4.2)	—	(4.2)

Net cash used in financing activities	(96.0)	(135.5)	(20.4)	237.9	105.4	91.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(4.9)	—	(4.9)

Net (decrease) increase in cash and cash equivalents	—	(68.0)	—	70.2	—	2.2
Cash and cash equivalents, beginning of period	—	267.9	—	241.6	—	509.5

Cash and cash equivalents, end of period	$—	$199.9	$—	$311.8	$—	$511.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2013

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$(11.3)	$63.9	$0.2	$274.5	$—	$327.3

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(32.4)	(0.2)	(122.6)	—	(155.2)
Proceeds from sale of property, plant and equipment	—	0.1	—	9.6	—	9.7
Deposits utilized for purchases of property, plant and equipment	—	—	—	(1.3)	—	(1.3)
Proceeds from held-to-maturity securities	—	224.3	—	—	—	224.3
Purchase of held-to-maturity securities	—	(195.7)	—	—	—	(195.7)
Contribution from subsidiaries	246.5	—	—	—	(246.5)	—

Net cash provided by (used in) investing activities	246.5	(3.7)	(0.2)	(114.3)	(246.5)	(118.2)

Cash flows from financing activities:
Intercompany loans	—	(812.0)	—	812.0	—	—
Intercompany loan repayments to guarantor	—	981.7	—	(981.7)	—	—
Payments to parent	—	(246.5)	—	—	246.5	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	—	—	—	—	8.3
Proceeds from exercise of stock options	12.1	—	—	—	—	12.1
Payments of tax withholding for restricted shares	(4.5)	—	—	—	—	(4.5)
Repurchase of common stock	(101.0)	—	—	—	—	(101.0)
Proceeds from debt issuance	—	120.0	—	53.7	—	173.7
Payment of capital lease obligation	—	(38.2)	—	(3.5)	—	(41.7)
Repayment of long-term debt	(150.1)	(6.2)	—	(61.4)	—	(217.7)
Payments made in connection with debt refinancing	—	(3.2)	—	—	—	(3.2)

Net cash used in financing activities	(235.2)	(4.4)	—	(180.9)	246.5	(174.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12.5)	—	(12.5)

Net increase (decrease) in cash and cash equivalents	—	55.8	—	(33.2)	—	22.6
Cash and cash equivalents, beginning of period	—	212.1	—	274.8	—	486.9

Cash and cash equivalents, end of period	$—	$267.9	$—	$241.6	$—	$509.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2012

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net cash provided by operating activities	$(13.1)	$45.5	$0.9	$242.7	$—	$276.0

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(55.0)	(0.7)	(200.6)	—	(256.3)
Proceeds from sales of property, plant and equipment	—	0.1	—	6.1	—	6.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.4	—	1.4
Recovery from insurance on property, plant and equipment	—	—	—	11.5	—	11.5
Purchase of businesses, net of cash acquired	—	—	—	—	—	—
Proceeds from held-to maturity securities	—	377.6	—	—	—	377.6
Purchase of held-to-maturity securities	—	(273.8)	—	—	—	(273.8)
Change in restricted cash	—	—	—	—	—	—
Contribution from subsidiaries	180.9	(7.9)	—	—	(173.0)	—

Net cash provided by (used in) investing activities	180.9	41.0	(0.7)	(181.6)	(173.0)	(133.4)

Cash flows from financing activities:
Intercompany loan activity	—	(524.0)	—	524.0	—	—
Intercompany loan repayments to guarantor	—	562.0	—	(562.0)	—	—
Payments to parent	—	(180.9)	—	7.9	173.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	8.3	—	—	—	—	8.3
Proceeds from exercise of stock options	9.4	—	—	—	—	9.4
Payments of tax withholding for restricted shares	(9.6)	—	—	—	—	(9.6)
Repurchase of common stock	(55.5)	—	—	—	—	(55.5)
Proceeds from debt issuance	—	6.5	—	17.1	—	23.6
Payment of capital leases obligations	—	(37.4)	—	(3.4)	—	(40.8)
Repayment of long-term debt	(117.8)	(5.1)	—	(109.6)	—	(232.5)
Payments made in connection with debt refinancing	(2.6)	—	—	—	—	(2.6)

Net cash used in financing activities	(167.8)	(178.9)	—	(126.0)	173.0	(299.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.9)	—	(8.9)

Net (decrease) increase in cash and cash equivalents	—	(92.4)	0.2	(73.8)	—	(166.0)
Cash and cash equivalents, beginning of period	—	304.5	(0.2)	348.6	—	652.9

Cash and cash equivalents, end of period	$—	$212.1	$—	$274.8	$—	$486.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

Please refer below for the impact of the corrections to the Condensed Consolidating Balance Sheet as of December 31, 2013 (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
As of December 31, 2013
Decrease in current assets	$—	$—	$—	$(3.0)	$—	$(3.0)
Increase (decrease) in non-current assets	36.8	36.8	—	39.8	(73.6)	39.8

Increase (decrease) in total assets	$36.8	$36.8	$—	$36.8	$(73.6)	$36.8

Increase (decrease) in current liabilities	$—	$—	$—	$—	$—	$—
Increase (decrease) in non-current liabilities	—	—	—	—	—	—

Increase (decrease) in total liabilities	$—	$—	$—	$—	$—	$—

Increase (decrease) in equity	$36.8	$36.8	$—	$36.8	$(73.6)	$36.8

Please refer below for the impact of the corrections to the Condensed Consolidating Statements of Operations for the years ended December 31, 2013 and 2012, respectively (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Year Ended December 31, 2013
Total change in gross profit	$—	$(1.2)	$—	$(8.1)	$—	$(9.3)
Total change operating income	—	(1.2)	—	(8.1)	—	(9.3)
Total change in the provision for income taxes	—	10.7	—	(0.2)	—	10.5
Total change in other income and expense	(0.4)	(9.9)	—	(2.9)	11.6	(1.6)

Total change in net income attributable to ON Semiconductor Corporation	$(0.4)	$(0.4)	$—	$(11.2)	$11.6	$(0.4)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Year Ended December 31, 2012
Total change in gross profit	$—	$1.2	$—	$(6.8)	$—	$(5.6)
Total change operating income	—	1.2	—	(5.2)	—	(4.0)
Total change in the provision for income taxes	—	(2.6)	—	—	—	(2.6)
Total change in other income and expense	(6.6)	(5.2)	—	—	11.8	—

Total change in net income attributable to ON Semiconductor Corporation	$(6.6)	$(6.6)	$—	$(5.2)	$11.8	$(6.6)

Please refer below for the impact of the corrections to the Condensed Consolidating Statements of Cash Flows for the years ended December 31, 2013 and 2012, respectively (in millions):

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Year Ended December 31, 2013
Total change in net cash provided by (used in) operating activities	$(11.3)	$—	$—	$—	$11.3	$—
Total change in net cash provided by (used in) investing activities	11.3	—	—	—	(11.3)	—
Total change in net cash used in financing activities	—	—	—	—	—	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
For the Year Ended December 31, 2012
Total change in net cash provided by (used in) operating activities	$(13.1)	$—	$—	$—	$13.1	$—
Total change in net cash provided by (used in) investing activities	13.1	—	—	—	(13.1)	—
Total change in net cash used in financing activities	—	—	—	—	—	—

Total change in net increase (decrease) in cash and cash equivalents	$—	$—	$—	$—	$—	$—

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions/ Write-offs		Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2012	$7.1	$(1.9)	$—		$(2.5)		$2.7
Year ended December 31, 2013	2.7	—	—		(1.7)		1.0
Year ended December 31, 2014	1.0	0.5	0.1		—		1.6
Allowance for deferred tax assets
Year ended December 31, 2012	$1,634.0	$(1.4)	$(92.2	)(1)	$(109.8	)(2)	$1,430.6
Year ended December 31, 2013(3)	1,430.6	38.5	(161.8	)(1)	(6.0)		1,301.3
Year ended December 31, 2014	1,301.3	(239.2)	(84.6	)(1)	—		977.5

(1)	Represents the effects of cumulative translation adjustments. This also includes $15.8 million of additional allowance for deferred tax assets arising from the Aptina acquisition in 2014.

(2)	Represents decreases to deferred tax assets, which have a full valuation allowance arising from the SANYO Semiconductor Transaction. Additional information related to these deferred tax assets became available in 2012.

(3)	Amounts have been revised. See Note 1: “Background and Basis of Presentation” and Note 15: “Income Taxes” for additional information.

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on November 4, 2010)†

2.4(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.5	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 1, 2014)

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.3	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation, the Note Guarantors named therein and Deutsche Trust Company Americas (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

Exhibit No.	Exhibit Description

4.2(b)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(c)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026 (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.2(d)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(e)	Registration Rights Agreement for the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of December 15, 2006, among ON Semiconductor Corporation and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse (USA) LLC, Lehman Brothers Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2006)

4.3	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation the Lenders party hereto and Sumitomo Mitsui Banking Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)

10.1	Stock Purchase Agreement dated March 8, 2000 among Semiconductor Components Industries, LLC, SCG Holding Corporation and The Cherry Corporation (incorporated by reference from Exhibit 10.3 to Amendment No. 2 to Registration Statement No. 333-30670 filed with the Commission on April 7, 2000)

10.2	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.3	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.5(a)	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 28, 2006)

10.5(b)	Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (1)

Exhibit No.	Exhibit Description

10.6(a)	Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc as Co-Syndication Agents, dated as of December 23, 2011(incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2012)

10.6(b)	Amendment No. 1 to the Credit Agreement by and between ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of June 28, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 3, 2012)

10.6(c)	Amended and Restated Credit Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., The Royal Bank of Scotland plc and Sumitomo Mitsui Banking Corporation, as Co-Syndication Agents, dated as of October 10, 2013 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on August 1, 2014)

10.7(a)	Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(e)	2000 Stock Incentive Plan-non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(i)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

Exhibit No.	Exhibit Description

10.7(j)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 2, 2013)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.13	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008 (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2014)(2)

Exhibit No.	Exhibit Description

10.16(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 12, 2003)(2)

10.16(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.16(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 9, 2006)(2)

10.17	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of performance based award for Senior Vice Presidents and above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.18	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.19	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.20	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.21	Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of 2015 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2015)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Exhibit Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.