Form 10-Q
period 2015-04-03
ON SEMICONDUCTOR CORP
filed 2015-05-04
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 29, 2015:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	429,207,959

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-Process Research and Development
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LSI	Large Scale Integration
Motorola	Motorola Inc.
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	April 3, 2015	December 31, 2014
Assets
Cash and cash equivalents	$428.1	$511.7
Short-term investments	1.3	6.1
Receivables, net	454.5	417.5
Inventories	746.9	729.9
Other current assets	128.1	140.6

Total current assets	1,758.9	1,805.8
Property, plant and equipment, net	1,208.4	1,203.9
Goodwill	263.8	263.8
Intangible assets, net	424.6	458.5
Other assets	90.6	91.0

Total assets	$3,746.3	$3,823.0

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$362.5	$378.2
Accrued expenses	282.6	287.9
Deferred income on sales to distributors	156.0	165.1
Current portion of long-term debt (see Note 7)	212.6	209.6

Total current liabilities	1,013.7	1,040.8
Long-term debt (see Note 7)	950.2	983.0
Other long-term liabilities	155.2	151.8

Total liabilities	2,119.1	2,175.6

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 530,699,973 and 524,615,562 shares issued, 430,638,928 and 434,100,017 shares outstanding, respectively)	5.3	5.2
Additional paid-in capital	3,317.6	3,281.2
Accumulated other comprehensive loss	(45.8)	(41.5)
Accumulated deficit	(860.5)	(915.6)
Less: treasury stock, at cost: 100,061,045 and 90,515,545 shares, respectively	(811.0)	(702.8)

Total ON Semiconductor Corporation stockholders’ equity	1,605.6	1,626.5
Non-controlling interest in consolidated subsidiary	21.6	20.9

Total stockholders’ equity	1,627.2	1,647.4

Total liabilities and equity	$3,746.3	$3,823.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 3, 2015	March 28, 2014
Revenues	$870.8	$706.5
Cost of revenues (exclusive of amortization shown below)	570.4	458.3

Gross profit	300.4	248.2
Operating expenses:
Research and development	100.4	78.1
Selling and marketing	53.3	44.4
General and administrative	46.7	41.0
Amortization of acquisition-related intangible assets	33.9	8.2
Restructuring, asset impairments and other, net	(2.3)	5.8

Total operating expenses	232.0	177.5

Operating income	68.4	70.7

Other income (expense), net:
Interest expense	(9.2)	(8.1)
Interest income	0.3	0.2
Other	3.7	(0.7)

Other income (expense), net	(5.2)	(8.6)

Income before income taxes	63.2	62.1
Income tax provision	(7.4)	(6.2)

Net income	55.8	55.9
Less: Net income attributable to non-controlling interest	(0.7)	(0.2)

Net income attributable to ON Semiconductor Corporation	$55.1	$55.7

Comprehensive income (loss), net of tax:
Net income	$55.8	$55.9

Foreign currency translation adjustments	—	(0.4)
Effects of cash flow hedges	(0.2)	1.4
Reclassification of unrealized gain on available-for-sale securities	(4.1)	—

Other comprehensive (loss) income, net of tax of $0.0 million	(4.3)	1.0

Comprehensive income	51.5	56.9
Comprehensive income attributable to non-controlling interest	(0.7)	(0.2)

Comprehensive income attributable to ON Semiconductor Corporation	$50.8	$56.7

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.13	$0.13

Diluted	$0.13	$0.13

Weighted-average common shares outstanding:
Basic	431.4	440.4

Diluted	439.9	444.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net income	$55.8	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.2	52.4
Gain on sale or disposal of fixed assets	(4.0)	(0.3)
Amortization of debt issuance costs	0.3	0.3
Write-down of excess inventories	17.7	6.8
Non-cash share-based compensation expense	11.3	8.5
Non-cash interest	1.8	1.6
Change in deferred taxes	(0.4)	1.9
Other	(3.0)	—
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(36.9)	(33.0)
Inventories	(34.7)	(6.2)
Other assets	3.9	(5.2)
Accounts payable	(6.1)	0.4
Accrued expenses	(5.4)	(6.1)
Deferred income on sales to distributors	(9.1)	11.2
Other long-term liabilities	2.1	(13.3)

Net cash provided by operating activities	83.5	74.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(64.8)	(47.7)
Proceeds from sales of property, plant and equipment	9.4	0.2
Deposits utilized for purchases of property, plant and equipment	—	1.2
Purchase of businesses, net of cash acquired	(2.9)	—
Proceeds from available-for-sale securities	3.4	—
Proceeds from held-to-maturity securities	1.5	63.5
Purchases of held-to-maturity securities	(0.8)	(2.3)

Net cash (used in) provided by investing activities	(54.2)	14.9

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	3.8	—
Proceeds from exercise of stock options	21.4	9.6
Payments of tax withholding for restricted shares	(11.2)	(4.5)
Repurchase of common stock	(95.0)	(19.4)
Proceeds from debt issuance	6.5	—
Payment of capital lease obligations	(8.2)	(11.1)
Repayment of long-term debt	(30.5)	(12.9)

Net cash used in financing activities	(113.2)	(38.3)

Effect of exchange rate changes on cash and cash equivalents	0.3	1.0

Net (decrease) increase in cash and cash equivalents	(83.6)	52.5
Cash and cash equivalents, beginning of period	511.7	509.5

Cash and cash equivalents, end of period	$428.1	$562.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:	Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2015 ending on April 3, 2015, and each fiscal year ending on December 31. The three months ended April 3, 2015 and March 28, 2014 contained 93 and 87 days, respectively. As of April 3, 2015, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Standard Products Group, System Solutions Group, and Image Sensor Group. Additional details on our reportable segments are included in Note 15: “Segment Information.”

The accompanying unaudited financial statements as of, and for the three months ended, April 3, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year. The Company expanded certain prior year amounts in our unaudited consolidated financial statements to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to trade receivables, inventories and deferred tax assets; (ii) estimates of future payouts for customer incentives and allowances, warranties, and restructuring activities; (iii) assumptions surrounding future pension obligations; (iv) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (v) evaluations of uncertain tax positions; (vi) estimates and assumptions used in connection with business combinations; and (vii) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

Retrospective Measurement Period Adjustments

During the quarter ended April 3, 2015, the Company finalized the purchase price allocation of Aptina, Inc. (“Aptina”) and, as a result, retrospectively adjusted its Consolidated Balance Sheet and related information as of December 31, 2014 for an immaterial amount as follows (in millions, see Note 3: “Acquisitions” for additional information):

	As of December 31, 2014
	As Reported	Revision	As Revised

Goodwill	$264.7	$(0.9)	$263.8
Intangible assets, net	$457.6	$0.9	$458.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revision of Previously-Issued Financial Statements

As disclosed in the 2014 Form 10-K, the Company identified errors in its financial statements for first three quarters of the fiscal year ended December 31, 2014, as included in the Company’s 2014 quarterly reports on Form 10-Q, and decided to revise its previously issued financial statements to record a deferred tax asset in a foreign subsidiary during a prior period and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended March 28, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The financial statements for the three months ended March 28, 2014 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the 2014 Form 10-K, filed with the SEC on February 27, 2015.

All financial information contained in the accompanying notes to these unaudited consolidated financial statements have been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations and comprehensive income for the quarter ended March 28, 2014 (in millions, except per share data):

	Quarter ended March 28, 2014
	As Reported	Revision	As Revised
Cost of revenues (exclusive of amortization shown below)	455.7	2.6	458.3
Gross profit	250.8	(2.6)	248.2
Operating income	73.3	(2.6)	70.7
Other	(0.6)	(0.1)	(0.7)
Other income (expenses), net	(8.5)	(0.1)	(8.6)
Income before income taxes	64.8	(2.7)	62.1
Net income	58.6	(2.7)	55.9
Net income attributable to ON Semiconductor Corporation	58.4	(2.7)	55.7
Comprehensive income	59.6	(2.7)	56.9
Comprehensive income attributable to ON Semiconductor Corporation	59.4	(2.7)	56.7

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of cash flows for the quarter ended March 28, 2014 (in millions). There was no impact to total cash flows from operating activities as a result of the errors or revisions:

	Quarter ended March 28, 2014
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net income	$58.6	$(2.7)	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred taxes	1.8	0.1	1.9
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Inventories	(8.8)	2.6	(6.2)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 2:	Recent Accounting Pronouncements

ASU No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has not elected early adoption and does not expect the adoption of ASU 2015-03 to have a material impact on its Consolidated Financial Statements.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the revenue recognition requirements in Topic 605. Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. Subsequently, the FASB proposed a deferral that would require public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, that would also permit entities to elect to adopt the amendments as of the original effective date. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its Consolidated Financial Statements.

Note 3:	Acquisitions

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.”

Acquisition of Aptina

On August 15, 2014, the Company acquired 100% of Aptina for approximately $405.4 million in cash, of which, the approximately $2.9 million that remained unpaid as of December 31, 2014 was subsequently paid during the quarter ended April 3, 2015. As discussed below, approximately $40.0 million of the total consideration was held in escrow as of April 3, 2015. The allocation of the purchase price of Aptina was finalized during the quarter ended April 3, 2015. Aptina is incorporated into the Company’s Image Sensor Group for reporting purposes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table presents the initial allocation and subsequent adjustments applied on a retrospective basis to the purchase price of Aptina for the assets acquired and liabilities assumed on August 15, 2014 based on their fair values (in millions):

	Initial Estimate	Adjustments	Final Allocation
Cash and cash equivalents	$30.3	$—	$30.3
Receivables	53.2	—	53.2
Inventories	85.3	(0.5)	84.8
Other current assets	5.7	—	5.7
Property, plant and equipment	35.9	0.4	36.3
Goodwill	63.8	0.6	64.4
Intangible assets	183.1	24.7	207.8
In-process research and development	75.4	(24.1)	51.3
Other non-current assets	2.3	—	2.3

Total assets acquired	535.0	1.1	536.1

Accounts payable	66.8	(0.2)	66.6
Other current liabilities	51.2	(1.5)	49.7
Other non-current liabilities	14.5	(0.1)	14.4

Total liabilities assumed	132.5	(1.8)	130.7

Net assets acquired	$402.5	$2.9	$405.4

Acquired intangible assets include $51.3 million of IPRD assets, which are to be amortized over their respective useful lives upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, reviewing costs incurred for the projects, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.

Other acquired intangible assets of $207.8 million include: customer relationships of $126.5 million (two to six year useful life); developed technology of $79.0 million (six year useful life); and trademarks of $2.3 million (6 month useful life).

Goodwill of $64.4 million was assigned to the Image Sensor Group. Among the factors that contributed to goodwill arising from the acquisition were the potential synergies that are expected to be derived from combining Aptina with the Company’s existing image sensor business. Goodwill is not deductible for tax purposes.

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company and placed into an escrow account to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million consideration held in escrow was accounted for as restricted cash as of April 3, 2015 and is included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4:	Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segment as of April 3, 2015 and December 31, 2014 (in millions):

	Balance as of April 3, 2015			Balance as of December 31, 2014
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:
Application Products Group	$539.9	$(418.9)	$121	$539.9	$(418.9)	$121.0
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4
Image Sensor Group	95.4	—	95.4	95.4	—	95.4

	$711.3	$(447.5)	$263.8	$711.3	$(447.5)	$263.8

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events during the quarter ended April 3, 2015 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

Intangible Assets

Intangible assets, net, were as follows as of April 3, 2015 and December 31, 2014 (in millions):

	April 3, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment	Carrying Value
Intellectual property	$13.9	$(10.1)	$—	$(0.4)	$3.4
Customer relationships	425.6	(162.9)	(27.8)	(23.7)	211.2
Patents	43.7	(21.9)	—	(13.7)	8.1
Developed technology	243.5	(104.7)	—	(2.6)	136.2
Trademarks	16.3	(9.4)	—	(1.1)	5.8
In-process research and development	59.9	—	—	—	59.9

Total intangibles	$802.9	$(309.0)	$(27.8)	$(41.5)	$424.6

	December 31, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.0)	$—	$(0.4)	$3.5
Customer relationships	425.6	(146.2)	(27.8)	(23.7)	227.9
Patents	43.7	(21.3)	—	(13.7)	8.7
Developed technology	241.9	(88.9)	—	(2.6)	150.4
Trademarks	16.3	(8.7)	—	(1.1)	6.5
In-process research and development	61.5	—	—	—	61.5

Total intangibles	$802.9	$(275.1)	$(27.8)	$(41.5)	$458.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amortization expense for acquisition-related intangible assets amounted to $33.9 million and $8.2 million for the quarters ended April 3, 2015 and March 28, 2014, respectively. Amortization expense for intangible assets, with the exception of the $59.9 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for each of the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2015	$100.5
2016	88.6
2017	56.3
2018	34.8
2019	29.5
Thereafter	55.0

Total estimated amortization expense	$364.7

Note 5:	Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, Asset Impairments and Other, Net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended April 3, 2015 is as follows (in millions):

	Restructuring	Other	Total
Quarter ended April 3, 2015
Business combination severance	0.4	—	0.4
KSS facility closure	0.3	(3.4)	(3.1)
European marketing organization relocation	0.8	—	0.8
Other (1)	—	(0.4)	(0.4)

Total	$1.5	$(3.8)	$(2.3)

(1)	Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2014 to April 3, 2015 are summarized as follows (in millions):

	Balance as of December 31, 2014	Charges	Usage	Balance as of April 3, 2015

Estimated employee separation charges	$2.3	$1.5	$(2.4)	$1.4
Estimated costs to exit	1.1	—	(0.3)	0.8

Total	$3.4	$1.5	$(2.7)	$2.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Activity related to the Company’s restructuring programs that were either initiated during 2015 or had not been completed as of April 3, 2015, is as follows:

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other Company manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. For the quarter ended April 3, 2015, the Company recorded approximately $0.3 million related to separation charges offset by $3.4 million gain from the sale of assets and the change in foreign currency. All of the employees have exited under this program.

Business Combination Severance

Certain positions were eliminated following the acquisition of Aptina on August 15, 2014. During the quarter ended April 3, 2015, 44 positions were identified for elimination, and the Company recorded approximately $0.4 million of related employee separation charges. The total plan is estimated to cost $1.2 million. All impacted employees are expected to exit during the second half of 2015.

As of April 3, 2015, there was $0.4 million accrued liability associated with executive severance charges.

European Marketing Organization Relocation

In January 2015, it was announced that the Company’s European customer marketing organization would relocate from France to Slovakia and Germany. As a result, six positions are expected to be eliminated and the Company recorded approximately $0.8 million of related employee separation charges during the quarter ended April 3, 2015. The total plan is estimated to incur approximately $3.3 million of expenses. The impacted employees are expected to exit during the second half of 2016.

As of April 3, 2015, there was $0.8 million accrued liability associated with employee separation charges for the European customer marketing organization move.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:	Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of April 3, 2015 and December 31, 2014 consist of the following (dollars in millions):

	April 3, 2015	December 31, 2014
Receivables, net:
Accounts receivable	$456.6	$419.1
Less: Allowance for doubtful accounts	(2.1)	(1.6)

	$454.5	$417.5

Inventories:
Raw materials	$88.7	$119.7
Work in process	418.0	365.5
Finished goods	240.2	244.7

	$746.9	$729.9

Other current assets (1):
Prepaid expenses	$28.6	$28.7
Value added and other income tax receivables	24.5	40.4
Other	75.0	71.5

	$128.1	$140.6

Property, plant and equipment, net:
Land	$46.3	$46.1
Buildings	493.2	484.3
Machinery and equipment	2,206.7	2,165.0

Total property, plant and equipment	2,746.2	2,695.4
Less: Accumulated depreciation	(1,537.8)	(1,491.5)

	$1,208.4	$1,203.9

Accrued expenses:
Accrued payroll	$102.2	$117.0
Sales related reserves	74.6	65.8
Restructuring reserves	2.2	3.4
Accrued pension liability	0.1	0.2
Accrued interest	3.1	1.8
Other	100.4	99.7

	$282.6	$287.9

(1)	Included in other current assets are approximately $0.8 million of fixed assets which are held-for-sale as of April 3, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the quarter ended April 3, 2015 and March 28, 2014 is as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Beginning Balance	$5.5	$6.0
Provision	0.1	0.4
Usage	(0.4)	(0.2)

Ending Balance	$5.2	$6.2

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 3, 2015, the total accrued pension liability for underfunded plans was approximately $94.6 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2014, the total accrued pension liability for underfunded plans was $96.1 million, of which the current portion of $0.2 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters ended April 3, 2015 and March 28, 2014 are as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Service cost	$2.2	$2.5
Interest cost	1.0	1.5
Expected return on plan assets	(0.9)	(0.9)
Curtailment gain	—	(2.8)

Total net periodic pension cost	$2.3	$0.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:	Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	April 3, 2015	December 31, 2014
Senior Revolving Credit Facility due 2018, interest payable monthly at 1.69% and quarterly at 1.69%, respectively	$350.0	$350.0
Loan with Japanese bank due 2015 through 2018, interest payable quarterly at 2.02% and 2.01%, respectively (1)	217.1	235.9
2.625% Notes, Series B (net of discount of $12.9 million and $14.7 million, respectively) (2)	344.0	342.2
Loan with Hong Kong bank, interest payable weekly at 1.43% and 1.92%, respectively (3)	35.0	35.0
Loans with Philippine bank due 2015 through 2019, interest payable monthly and quarterly at an average rate of 2.39% and 2.37%, respectively (4)	45.4	54.2
Loan with Singapore bank, interest payable weekly at 1.43% and 1.42%, respectively (3)	20.0	20.0
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.35% (5)	53.6	54.8
U.S. equipment financing payable monthly through 2016 at 2.94% (6)	3.6	4.8
Canada equipment financing payable monthly through 2017 at 3.81% (6)	3.7	4.2
Canada revolving line of credit, interest payable quarterly at 1.86% and 1.84%, respectively (7)	15.0	15.0
Malaysia revolving line of credit, interest payable quarterly at 1.72% and 1.71%, respectively (7)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly and annually at an average rate of 1.76% and 1.87%, respectively (7)	17.1	10.7
Capital lease obligations	33.3	40.8

Long-term debt, including current maturities	1,162.8	1,192.6
Less: Current maturities	(212.6)	(209.6)

Long-term debt	$950.2	$983.0

(1)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(2)	Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016.
(3)	Debt arrangement collateralized by accounts receivable.
(4)	$7.5 million non-collateralized and $37.9 million collateralized by equipment and $15.0 million non-collateralized and $39.2 million collateralized by equipment, respectively.
(5)	Debt arrangement collateralized by real estate, including certain of our facilities in Oregon and Idaho.
(6)	Debt arrangement collateralized by equipment.
(7)	Non-collateralized debt arrangement.

Expected maturities relating to the Company’s long-term debt as of April 3, 2015 are as follows (in millions):

Period	Expected Maturities
Remainder of 2015	$177.9
2016	426.6
2017	53.5
2018	482.9
2019	34.8
Thereafter	—

Total	$1,175.7

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest put date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2014 Form 10-K.

Debt Guarantees

ON Semiconductor was the sole issuer of the 2.625% Notes, Series B. See Note 16: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the 2.625% Notes, Series B, the guarantor subsidiaries and the non-guarantor subsidiaries.

Note 8:	Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	April 3, 2015	March 28, 2014
Net income attributable to ON Semiconductor Corporation	$55.1	$55.7

Basic weighted average common shares outstanding	431.4	440.4
Dilutive effect of share-based awards	5.7	4.1
Dilutive effect of Convertible Notes	2.8	—

Diluted weighted average common shares outstanding	439.9	444.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.13	$0.13

Diluted	$0.13	$0.13

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 1.0 million and 7.7 million for the quarters ended April 3, 2015 and March 28, 2014, respectively.

The dilutive impact related to the Company’s 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. See Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2014 Form 10-K for a discussion of the conversion prices and other features of the 2.625% Notes, Series B.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program is as follows (in millions, except per share data):

	Quarter Ended
	April 3, 2015	March 28, 2014

Number of repurchased shares (1)	8.6	2.2

Beginning accrued share repurchases (2)	$—	$0.6
Aggregate purchase price	97.0	20.1
Less: ending accrued share repurchases (3)	(2.0)	(1.3)

Total cash used for share repurchases	$95.0	$19.4

Weighted-average purchase price per share (4)	$11.20	$9.12
Available for future purchases at period end	$879.2	$123.3

(1)	None of these shares had been reissued or retired as of April 3, 2015, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter ended April 3, 2015 was $11.2 million for which the Company withheld approximately 0.9 million shares of common stock that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of April 3, 2015, however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix, Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance increased to $21.6 million as of April 3, 2015, resulting from the non-controlling interest’s $0.7 million share of the earnings for the quarter ended April 3, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 9:	Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units and ESPP for the quarters ended April 3, 2015 and March 28, 2014 was comprised as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Cost of revenues	$1.9	$1.4
Research and development	2.3	1.8
Selling and marketing	2.2	1.5
General and administrative	4.9	3.8

Share-based compensation expense before income taxes	$11.3	$8.5

Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$11.3	$8.5

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

As of April 3, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $2.3 million, which is expected to be recognized over a weighted-average period of 1.3 years. As of April 3, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $76.5 million, which is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during the quarter ended April 3, 2015 was $10.2 million. The Company recorded cash received from the exercise of stock options of $21.4 million during the quarter ended April 3, 2015. The Company recorded no related income tax benefits during the quarter ended April 3, 2015.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be approximately 11% and 11% during the quarters ended April 3, 2015 and March 28, 2014, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be approximately 5% and 5% during the quarters ended April 3, 2015 and March 28, 2014, respectively.

Shares Available

As of December 31, 2014, there was an aggregate of 35.2 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 3.0 million shares available for issuance under the ESPP. As of April 3, 2015, there was an aggregate of 29.9 million shares of common stock available for grant under the Amended and Restated SIP and 2.5 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Options

Summarized stock option information for the quarter ended April 3, 2015 is as follows (in millions except per share and term data):

	Quarter Ended April 3, 2015
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2014	8.8	$7.81
Granted	—	—
Exercised	(2.7)	7.90
Canceled	—	—

Outstanding at April 3, 2015	6.1	$7.78	3.02	$22.8

Exercisable at April 3, 2015	5.0	$7.93	2.74	$18.0

Additional information with respect to stock options outstanding as of April 3, 2015, with exercise prices less than or above $11.70 per share, the effective closing price of the Company’s common stock at April 3, 2015, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $11.70	5.0	$7.93	1.1	$7.10	6.1	$7.78
Above $11.70	—	$—	—	$—	—	$—

Total outstanding	5.0	$7.93	1.1	$7.10	6.1	$7.78

Restricted Stock Units

Restricted stock units vest over one to three years with service-based requirements or performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of April 3, 2015, and changes during the quarter ended April 3, 2015 (number of shares in millions):

	Quarter Ended April 3, 2015
	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2014	8.7	$8.66
Granted	2.8	13.06
Achieved	0.7	9.35
Released	(2.9)	8.76
Forfeited	(0.2)	8.60

Non-vested shares underlying restricted stock units at April 3, 2015	9.1	$10.04

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10:	Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of April 3, 2015 (in millions):

Remainder of 2015	$17.5
2016	19.8
2017	15.3
2018	10.8
2019	8.2
Thereafter	36.4

Total	$108.0

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 3, 2015, the Company’s senior revolving credit facility included $40.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of April 3, 2015. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.7 million as of April 3, 2015.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $117.5 million as of April 3, 2015. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $217.1 million as of April 3, 2015. See Note 7: “Long-Term Debt” for additional information.

Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, management does not believe that the ultimate resolution of these matters will have a material effect on the Company’s financial condition, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, the Company cannot guarantee the outcome of these actions.

On August 22, 2014, Collabo Innovations, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and three of its subsidiaries, all of which were acquired in the acquisition of Aptina. The complaint alleges infringement of U.S. Patent Nos. 6,166,405, 7,696,543, 5,976,907, 7,135,725 and 7,023,034 (the “Collabo Patents”) and seeks unspecified damages for past infringement. The Collabo Patents relate to CMOS image sensor products. Collabo served the complaint in December 2014, and the Company answered in April 2015. The Company disputes the claims and will defend the litigation vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company will pursue its rights under the Aptina acquisition agreements to indemnification for losses that may arise out of or result from this matter.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that our products or components breach another party’s rights, including the Collabo Patents above. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Note 11:	Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 3, 2015 and December 31, 2014 is as follows (in millions):

	Balance as of April 3, 2015	Quoted Prices in Active Markets (Level 1)	Balance as of December 31, 2014	Quoted Prices in Active Markets (Level 1)
Description
Assets:
Cash equivalents:
Demand and time deposits	$50.3	$50.3	$20.3	$20.3
Money market funds	17.0	17.0	46.3	46.3
Other Current Assets:
Foreign currency exchange contracts	$0.1	$0.1	$0.1	$0.1

Short-Term Investments

The Company’s short-term investments are valued using market prices on active markets (Level 1). Short-term investments with an original maturity between three months and one year are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and ability to hold these securities until maturity. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Short-term investments classified as held-to-maturity as of April 3, 2015 and December 31, 2014 were as follows (in millions):

	Balance at April 3, 2015		Balance at December 31, 2014
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments held-to-maturity
Corporate bonds	$1.3	$1.3	$2.0	$2.0

There were no unrealized gains or losses on held-to-maturity short-term investments as of April 3, 2015.

As of December 31, 2014, the Company held short-term investments classified as available-for-sale, measured at Level 1, with a fair value equal to its carrying value of approximately $4.1 million. See Note 13: “Changes in Accumulated Other Comprehensive Loss” for additional information on unrealized gains and losses on available-for-sale short-term investments.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of April 3, 2015 and December 31, 2014 are as follows (in millions):

	April 3, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes	$344.0	$450.2	$342.2	$424.8
Long-term debt	$724.6	$724.1	$745.8	$744.8

The fair value of the Company’s 2.625% Notes, Series B was estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of April 3, 2015 and December 31, 2014.

Cost Method Investments

Investments in equity securities that do not qualify for fair value accounting are accounted for under the cost method. Accordingly, the Company accounts for investments in companies that it does not control, or have significant influence over, under the cost method, as applicable. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded, and the fair value becomes the new cost basis of the investment. The Company evaluates all of its cost method investments for impairment; however, it is not required to determine the fair value of its investment unless impairment indicators are present.

As of April 3, 2015 and December 31, 2014, the Company’s cost method investments had a carrying value of approximately $12.3 million and $12.2 million, respectively.

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

As of April 3, 2015 and December 31, 2014, the Company had net outstanding foreign exchange contracts with net notional amounts of $113.0 million and $145.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of April 3, 2015 and December 31, 2014 (in millions):

	April 3, 2015		December 31, 2014
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(21.8)	$21.8	$(31.2)	$31.2
Japanese Yen	(18.5)	18.5	(42.1)	42.1
Malaysian Ringgit	32.8	32.8	39.2	39.2
Philippine Peso	16.7	16.7	16.7	16.7
Other Currencies	17.2	23.2	11.1	16.5

	$26.4	$113.0	$(6.3)	$145.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of April 3, 2015, the counterparties to the Company’s foreign exchange contracts are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended April 3, 2015 and March 28, 2014, realized and unrealized foreign currency transactions totaled a $0.1 million gain and a $0.9 million loss, respectively, which is included in other income and expenses in the Company’s consolidated statements of operations and comprehensive income.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of April 3, 2015 was approximately $64.0 million, which is primarily composed of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

For the quarter ended April 3, 2015, the Company recorded a net loss of $1.8 million associated with cash flow hedges recognized as a component of cost of revenues. As of April 3, 2015, the Company had a $3.8 million liability balance for contracts designated as cash flow hedging instruments. As of December 31, 2014, the Company had a $3.5 million liability balance for contracts designated as cash flow hedging instruments that were classified as other liabilities.

Note 13:	Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the quarter ended April 3, 2015 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2014	$(42.5)	$(3.5)	$4.5	$(41.5)

Other comprehensive income (loss) prior to reclassifications	—	1.6	(0.7)	0.9
Amounts reclassified from accumulated other comprehensive loss	—	(1.8)	(3.4)	(5.2)

Net current period other comprehensive loss	—	(0.2)	(4.1)	(4.3)

Balance as of April 3, 2015	$(42.5)	$(3.7)	$0.4	$(45.8)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarters ended April 3, 2015 and March 28, 2014, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended April 3, 2015	Quarter Ended March 28, 2014	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$(1.8)	$(1.3)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	(3.4)	—	Other income and expense

Total reclassifications	$(5.2)	$(1.3)

Included in accumulated other comprehensive loss as of April 3, 2015 is approximately $13.3 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:	Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Non-cash activities:
Capital expenditures in accounts payable	$98.6	$54.8
Equipment acquired or refinanced through capital leases	$0.6	$0.4
Cash (received) paid for:
Interest income	$(0.3)	$(0.2)
Interest expense	$5.7	$2.8
Income taxes	$5.4	$5.3

Note 15:	Segment Information

As of April 3, 2015, the Company was organized into four reportable segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group. The Company’s Image Sensor Group was established during the third quarter of 2014 following the Company’s acquisitions of Truesense and Aptina. Previously reported information has been recast to reflect the current reportable segments.

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

Revenues and gross profit for the Company’s reportable segments for the quarters ended April 3, 2015 and March 28, 2014 are as follows (in millions):

	Application Products Group	Standard Products Group	Image Sensor Group	System Solutions Group	Total
For the quarter ended April 3, 2015:
Revenues from external customers	$264.3	$303.2	$170.5	$132.8	$870.8
Segment gross profit	$118.8	$113.6	$50.1	$26.5	$309.0
For the quarter ended March 28, 2014:
Revenues from external customers	$267.6	$292.9	$11.9	$134.1	$706.5
Segment gross profit	$117.8	$106.2	$8.3	$25.0	$257.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Gross profit for reportable segments	$309.0	$257.3
Less: unallocated manufacturing costs	(8.6)	(9.1)

Consolidated Gross profit	$300.4	$248.2

The Company’s consolidated assets are not specifically ascribed to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s reporting segments. See Note 6: “Balance Sheet Information” for additional information.

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is therefore not meaningful to present gross profit by geographical location.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
United States	$131.8	$112.0
Japan	62.6	65.3
Hong Kong	191.2	202.7
Singapore	316.3	180.4
United Kingdom	129.7	117.2
Other	39.2	28.9

	$870.8	$706.5

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	April 3, 2015	December 31, 2014
United States	$318.1	$308.1
Czech Republic	111.0	113.8
Malaysia	229.9	232.2
Philippines	201.8	197.4
China	119.6	122.2
Other	228.0	230.2

	$1,208.4	$1,203.9

For the quarters ended April 3, 2015 and March 28, 2014, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

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

Condensed consolidating financial information for the issuer of the 2.625% Notes, Series B, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF APRIL 3, 2015

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash and cash equivalents	$—	$139.7	$—	$288.4	$—	$428.1
Short-term investments	—	1.3	—	—	—	1.3
Receivables, net	—	55.7	—	398.8	—	454.5
Inventories	—	63.0	—	670.0	13.9	746.9
Short-term intercompany receivables	—	1.9	5.0	—	(6.9)	—
Other current assets	—	19.5	—	107.4	1.2	128.1

Total current assets	—	281.1	5.0	1,464.6	8.2	1,758.9
Property, plant and equipment, net	—	270.0	2.9	936.8	(1.3)	1,208.4
Goodwill	—	111.6	37.3	114.9	—	263.8
Intangible assets, net	—	94.6	—	346.6	(16.6)	424.6
Long-term intercompany receivables	—	143.1	—	—	(143.1)	—
Other assets	1,954.4	2,080.1	146.3	867.7	(4,957.9)	90.6

Total assets	$1,954.4	$2,980.5	$191.5	$3,730.6	$(5,110.7)	$3,746.3

Accounts payable	$—	$35.6	$0.1	$326.8	$—	$362.5
Accrued expenses	4.8	76.1	0.2	201.5	—	282.6
Deferred income on sales to distributors	—	35.0	—	121.0	—	156.0
Current portion of long-term debt	—	63.0	—	149.6	—	212.6
Short-term intercompany payables	—	—	—	6.9	(6.9)	—

Total current liabilities	4.8	209.7	0.3	805.8	(6.9)	1,013.7
Long-term debt	344.0	578.6	—	27.6	—	950.2
Other long-term liabilities	—	30.5	0.1	124.6	—	155.2
Long-term intercompany payables	—	—	—	143.1	(143.1)	—

Total liabilities	348.8	818.8	0.4	1,101.1	(150.0)	2,119.1

Stockholders’ equity	1,605.6	2,161.7	191.1	2,629.5	(4,982.3)	1,605.6
Non-controlling interest in consolidated subsidiary	—	—	—	—	21.6	21.6

Total equity	1,605.6	2,161.7	191.1	2,629.5	(4,960.7)	1,627.2

Total liabilities and equity	$1,954.4	$2,980.5	$191.5	$3,730.6	$(5,110.7)	$3,746.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2014

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash and cash equivalents	$—	$199.9	$—	$311.8	$—	$511.7
Short-term investments	—	2.0	—	4.1	—	6.1
Receivables, net	—	56.6	—	360.9	—	417.5
Inventories	—	60.5	—	652.9	16.5	729.9
Short-term intercompany receivables	—	—	4.9	—	(4.9)	—
Other current assets	—	14.0	—	126.6	—	140.6

Total current assets	—	333.0	4.9	1,456.3	11.6	1,805.8
Property, plant and equipment, net	—	262.1	3.1	940.1	(1.4)	1,203.9
Goodwill	—	111.6	37.3	114.9	—	263.8
Intangible assets, net	—	98.2	—	377.9	(17.6)	458.5
Long-term intercompany receivables	—	204.2	—	—	(204.2)	—
Other assets	1,969.1	2,002.3	143.5	858.2	(4,882.1)	91.0

Total assets	$1,969.1	$3,011.4	$188.8	$3,747.4	$(5,093.7)	$3,823.0

Accounts payable	$—	$37.8	0.1	340.3	—	$378.2
Accrued expenses	0.4	71.6	0.5	215.4	—	287.9
Deferred income on sales to distributors	—	36.4	—	128.7	—	165.1
Current portion of long-term debt	—	57.6	—	152.0	—	209.6
Short-term intercompany payables	—	2.3	—	2.6	(4.9)	—

Total current liabilities	0.4	205.7	0.6	839.0	(4.9)	1,040.8
Long-term debt	342.2	609.5	—	31.3	—	983.0
Other long-term liabilities	—	21.1	—	130.7	—	151.8
Long-term intercompany payables	—	—	—	204.2	(204.2)	—

Total liabilities	342.6	836.3	0.6	1,205.2	(209.1)	2,175.6

Stockholders’ equity	1,626.5	2,175.1	188.2	2,542.2	(4,905.5)	1,626.5
Non-controlling interest in consolidated subsidiary	—	—	—	—	20.9	20.9

Total equity	1,626.5	2,175.1	188.2	2,542.2	(4,884.6)	1,647.4

Total liabilities and equity	$1,969.1	$3,011.4	$188.8	$3,747.4	$(5,093.7)	$3,823.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED APRIL 3, 2015

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$202.2	$4.2	$1,128.9	$(464.5)	$870.8
Cost of revenues (exclusive of amortization shown below)	—	154.3	0.2	879.4	(463.5)	570.4

Gross profit	—	47.9	4.0	249.5	(1.0)	300.4
Operating expenses:
Research and development	—	32.3	3.3	64.8	—	100.4
Selling and marketing	—	26.4	0.2	26.7	—	53.3
General and administrative	—	14.9	0.3	31.5	—	46.7
Amortization of acquisition related intangible assets	—	3.5	—	31.5	(1.1)	33.9
Restructuring, asset impairments and other, net	—	(0.8)	—	(1.5)	—	(2.3)

Total operating expenses	—	76.3	3.8	153.0	(1.1)	232.0

Operating income (loss)	—	(28.4)	0.2	96.5	0.1	68.4
Other income (expense), net:
Interest expense	(4.4)	(2.5)	—	(2.3)	—	(9.2)
Interest income	—	0.1	—	0.2	—	0.3
Other	—	(1.7)	—	5.4	—	3.7
Equity in earnings	59.5	93.9	2.7	—	(156.1)	—

Other income (expense), net	55.1	89.8	2.7	3.3	(156.1)	(5.2)
Income before income taxes	55.1	61.4	2.9	99.8	(156.0)	63.2
Income tax benefit (provision)	—	(0.8)	—	(7.9)	1.3	(7.4)

Net income	55.1	60.6	2.9	91.9	(154.7)	55.8
Net income attributable to non-controlling interest	—	—	—	—	(0.7)	(0.7)

Net income attributable to ON Semiconductor Corporation	$55.1	$60.6	$2.9	$91.9	$(155.4)	$55.1

Comprehensive income attributable to ON Semiconductor Corporation	$50.8	$56.3	$2.9	$87.8	$(147.0)	$50.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED MARCH 28, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$170.0	$3.9	$974.1	$(441.5)	$706.5
Cost of revenues (exclusive of amortization shown below)	—	139.4	0.2	759.3	(440.6)	458.3

Gross profit	—	30.6	3.7	214.8	(0.9)	248.2
Operating expenses:
Research and development	—	12.2	3.0	62.9	—	78.1
Selling and marketing	—	19.3	0.2	24.9	—	44.4
General and administrative	—	13.2	0.3	27.5	—	41.0
Amortization of acquisition related intangible assets	—	3.7	—	5.5	(1.0)	8.2
Restructuring, asset impairments and other, net	—	0.4	—	5.4	—	5.8

Total operating expenses	—	48.8	3.5	126.2	(1.0)	177.5

Operating income (loss)	—	(18.2)	0.2	88.6	0.1	70.7
Other income (expense), net:
Interest expense	(4.0)	(3.5)	—	(0.6)	—	(8.1)
Interest income	—	0.1	—	0.1	—	0.2
Other	—	(0.6)	—	(0.1)	—	(0.7)
Equity in earnings	59.7	95.9	0.6	—	(156.2)	—

Other income (expense), net	55.7	91.9	0.6	(0.6)	(156.2)	(8.6)
Income before income taxes	55.7	73.7	0.8	88.0	(156.1)	62.1
Income tax (provision) benefit	—	5.7	—	(11.9)	—	(6.2)

Net income	55.7	79.4	0.8	76.1	(156.1)	55.9
Net income attributable to non-controlling interest	—	—	—	—	(0.2)	(0.2)

Net income attributable to ON Semiconductor Corporation	$55.7	$79.4	$0.8	$76.1	$(156.3)	$55.7

Comprehensive income attributable to ON Semiconductor Corporation	$56.7	$80.6	$0.8	$75.7	$(157.1)	$56.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED APRIL 3, 2015

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash provided by operating activities	$—	$7.7	$—	$75.8	$—	$83.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(22.4)	—	(42.4)	—	(64.8)
Proceeds from sales of property, plant and equipment	—	—	—	9.4	—	9.4
Purchase of businesses, net of cash acquired	—	—	—	(2.9)	—	(2.9)
Proceeds from available-for-sale securities	—	—	—	3.4	—	3.4
Proceeds from held-to maturity securities	—	1.5	—	—	—	1.5
Purchases of held-to-maturity securities	—	(0.8)	—	—	—	(0.8)
Contribution from subsidiaries	81.0	—	—	—	(81.0)	—

Net cash provided by (used in) investing activities	81.0	(21.7)	—	(32.5)	(81.0)	(54.2)

Cash flows from financing activities:
Intercompany loans	—	(46.8)	—	46.8	—	—
Intercompany loan repayments to guarantor	—	107.8	—	(107.8)	—	—
Payments to parent	—	(81.0)	—	—	81.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	3.8	—	—	—	—	3.8
Proceeds from exercise of stock options	21.4	—	—	—	—	21.4
Payments of tax withholding for restricted shares	(11.2)	—	—	—	—	(11.2)
Repurchase of common stock	(95.0)	—	—	—	—	(95.0)
Proceeds from debt issuance	—	—	—	6.5	—	6.5
Payment of capital leases obligations	—	(4.9)	—	(3.3)	—	(8.2)
Repayment of long-term debt	—	(21.3)	—	(9.2)	—	(30.5)

Net cash used in financing activities	(81.0)	(46.2)	—	(67.0)	81.0	(113.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3

Net increase in cash and cash equivalents	—	(60.2)	—	(23.4)	—	(83.6)
Cash and cash equivalents, beginning of period	—	199.9	—	311.8	—	511.7

Cash and cash equivalents, end of period	$—	$139.7	$—	$288.4	$—	$428.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE QUARTER ENDED MARCH 28, 2014

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$—	$27.3	$0.5	$47.1	$—	$74.9

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(14.9)	(0.5)	(32.3)	—	(47.7)
Proceeds from sales of property, plant and equipment	—	0.6	—	(0.4)	—	0.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.2	—	1.2
Proceeds from held-to maturity securities	—	63.5	—	—	—	63.5
Purchase of held-to-maturity securities	—	(2.3)	—	—	—	(2.3)
Contribution from subsidiaries	14.3	—	—	—	(14.3)	—

Net cash provided by (used in) investing activities	14.3	46.9	(0.5)	(31.5)	(14.3)	14.9

Cash flows from financing activities:
Intercompany loans	—	(147.9)	—	147.9	—	—
Intercompany loan repayments to guarantor	—	146.1	—	(146.1)	—	—
Payments to parent	—	(14.3)	—	—	14.3	—
Proceeds from exercise of stock options	9.6	—	—	—	—	9.6
Payments of tax withholding for restricted shares	(4.5)	—	—	—	—	(4.5)
Repurchase of common stock	(19.4)	—	—	—	—	(19.4)
Payment of capital leases obligations	—	(10.3)	—	(0.8)	—	(11.1)
Repayment of long-term debt	—	(1.6)	—	(11.3)	—	(12.9)

Net cash (used in) provided by financing activities	(14.3)	(28.0)	—	(10.3)	14.3	(38.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.0	—	1.0

Net increase (decrease) in cash and cash equivalents	—	46.2	—	6.3	—	52.5
Cash and cash equivalents, beginning of period	—	267.9	—	241.6	—	509.5

Cash and cash equivalents, end of period	$—	$314.1	$—	$247.9	$—	$562.0

Please refer to the chart below for the impact of the corrections to the Condensed Consolidating Statement of Operations for the quarter ended March 28, 2014 (in millions):

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Total change in gross profit	—	—	—	(2.6)	—	(2.6)
Total change in operating income	—	—	—	(2.6)	—	(2.6)
Total change in other income (expense), net	(2.7)	(2.7)	—	(0.1)	5.4	(0.1)

Total change in net income attributable to ON Semiconductor Corporation	$(2.7)	$(2.7)	$—	$(2.7)	$5.4	$(2.7)

Total change in comprehensive income attributable to ON Semiconductor Corporation	$(2.7)	$(2.7)	$—	$(2.7)	$5.4	$(2.7)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 17:	Subsequent Events

On May 1, 2015 the Company and its wholly-owned subsidiary, Semiconductor Components Industries, LLC, entered into a $1.0 billion, five-year senior revolving credit facility which expands its existing $800 million revolving credit facility. The expanded revolving credit facility amends the Company’s credit agreement, dated as of October 10, 2013 and resets the five-year maturity date. The credit facility may be used for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), filed with the Securities and Exchange Commission (the “Commission”) on February 27, 2015, and our unaudited consolidated financial statements for the fiscal quarter ended April 3, 2015, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2014 Form 10-K.

Company Highlights for the Quarter Ended April 3, 2015

•	Total revenues of approximately $870.8 million

•	Gross margin of approximately 34.5%

•	Net income of $0.13 per diluted share

•	Completed the repurchase of approximately 8.6 million shares of common stock for approximately $97.0 million under our previously announced share repurchase program

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 3% during 2015 through 2017. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) is driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensor and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 49,000 products as of April 3, 2015 and we shipped approximately 12.0 billion units in the first three months of 2015, as compared to 10.9 billion units in the first three months of 2014. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of April 3, 2015, we were organized into four operating segments, which also represented our four reporting segments: Application Products Group, Standard Products Group, Image Sensor Group and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy. The Company’s Image Sensor Group was established during the third quarter of 2014 following the Company’s acquisitions of Truesense and Aptina. Previously reported information has been recast to reflect the current reportable segments.

As many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices associated with our reportable segments, and may move product families or individual devices from one reportable segment to another.

Business and Macroeconomic Environment

We have recognized efficiencies from implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical, has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and may experience significant uncertainty and volatility in the future. We have historically reviewed, and will continue to review, our cost structure, capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections.

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. Such actions continued in 2014 within our System Solutions Group. See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Second Quarter 2015 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $876 million to $916 million in the second quarter of 2015. Backlog levels for the second quarter of 2015 represent approximately 80% to 85% of our anticipated second quarter 2015 revenues. For the second quarter of 2015, we estimate that gross margin as a percentage of revenues will be approximately 34% to 36%.

Results of Operations

Our results of operations for the quarter ended April 3, 2015 include the results of operations from our acquisitions of Aptina and Truesense on August 15, 2014 and April 30, 2014, respectively.

Revision of Previously-Issued Financial Statements

As disclosed in our 2014 Form 10-K, we identified errors in our financial statements for first three quarters of the fiscal year ended December 31, 2014, as included in our 2014 quarterly reports on Form 10-Q, and decided to revise our previously issued financial statements to record a deferred tax asset in a foreign subsidiary in a prior period, and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended March 28, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

All financial information contained herein has been revised to reflect the correction of these errors. See Note 1: “Background and Basis of Presentation” of the notes to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Quarter Ended April 3, 2015 Compared to the Quarter Ended March 28, 2014

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended April 3, 2015 and March 28, 2014 (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014	Dollar Change
Revenues	$870.8	$706.5	$164.3
Cost of revenues (exclusive of amortization shown below)	570.4	458.3	112.1

Gross profit	300.4	248.2	52.2
Operating expenses:
Research and development	100.4	78.1	22.3
Selling and marketing	53.3	44.4	8.9
General and administrative	46.7	41.0	5.7
Amortization of acquisition-related intangible assets	33.9	8.2	25.7
Restructuring, asset impairments and other, net	(2.3)	5.8	(8.1)

Total operating expenses	232.0	177.5	54.5

Operating income	68.4	70.7	(2.3)

Other income (expense), net:
Interest expense	(9.2)	(8.1)	(1.1)
Interest income	0.3	0.2	0.1
Other	3.7	(0.7)	4.4

Other income (expense), net	(5.2)	(8.6)	3.4

Income before income taxes	63.2	62.1	1.1
Income tax provision	(7.4)	(6.2)	(1.2)

Net income	55.8	55.9	(0.1)
Less: Net income attributable to non-controlling interest	(0.7)	(0.2)	(0.5)

Net income attributable to ON Semiconductor Corporation	$55.1	$55.7	$(0.6)

Revenues

Revenues were $870.8 million and $706.5 million for the quarters ended April 3, 2015 and March 28, 2014, respectively. The increase in revenues for the quarter ended April 3, 2015 compared to the quarter ended March 28, 2014 was primarily attributed to approximately $154.8 million of additional revenue in the Image Sensor Group provided by the acquisitions of Aptina and Truesense, along with increases from our Standard Products Group, which experienced greater revenue as a result of an improved demand environment.

As compared to the quarter ended March 28, 2014, we experienced an increase in revenue of approximately 23% resulting from the revenue contributions from our acquisitions of Aptina and Truesense along with favorable changes in volume and mix, partially offset by a decline in average selling prices of 7%.

Revenues by reportable segment for the quarters ended April 3, 2015 and March 28, 2014 were as follows (dollars in millions):

	Quarter Ended April 3, 2015	As a % of Total Revenue (1)	Quarter Ended March 28, 2014	As a % of Total Revenue (1)
Application Products Group	$264.3	30.4%	$267.6	37.9%
Image Sensor Group	170.5	19.6%	11.9	1.7%
Standard Products Group	303.2	34.8%	292.9	41.5%
System Solutions Group	132.8	15.3%	134.1	19.0%

Total revenues	$870.8		$706.5

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $3.3 million, or approximately 1%, from the first quarter of 2014 to the first quarter of 2015. This decrease is primarily attributable to a $7.8 million, or approximately 8%, decrease in revenues from our analog products, partially offset by a $5.1 million, or approximately 4%, increase in revenues from our ASIC products.

Revenues from the Image Sensor Group increased by $158.6 million from the first quarter of 2014 to the first quarter of 2015. This increase is attributable to revenue provided by the 2014 acquisitions of Aptina and Truesense, which generated approximately $140.6 million and $14.2 million, respectively, of revenue during the first quarter of 2015. Revenues from our existing image sensor business units, to a lesser extent, also increased from the first quarter of 2014 to the first quarter of 2015.

Revenues from the Standard Products Group increased by $10.3 million, or approximately 4%, from the first quarter of 2014 to the first quarter of 2015. This increase is primarily attributable to a $6.3 million, or approximately 8%, increase in revenue from our analog products, combined with an increase in revenues from our discrete products of $5.2 million, or approximately 4%, as a result of an improved demand environment.

Revenues from the System Solutions Group decreased by $1.3 million, or approximately 1%, from the first quarter of 2014 to the first quarter of 2015. This decrease resulted from a decrease in demand from the Japanese consumer market and an increase in competition in other regions, causing a decrease in revenue from LSI products of approximately $5.9 million, or approximately 7%, partially offset by a $2.6 million increase in revenues from our discrete products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended April 3, 2015 and March 28, 2014 are summarized as follows (dollars in millions):

	Quarter Ended April 3, 2015	As a % of Total Revenue (1)	Quarter Ended March 28, 2014	As a % of Total Revenue (1)
United States	$131.8	15.1%	$112.0	15.9%
Japan	62.6	7.2%	65.3	9.2%
Hong Kong	191.2	22.0%	202.7	28.7%
Singapore	316.3	36.3%	180.4	25.5%
United Kingdom	129.7	14.9%	117.2	16.6%
Other	39.2	4.5%	28.9	4.1%

Total	$870.8		$706.5

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended April 3, 2015 and March 28, 2014, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended April 3, 2015 and March 28, 2014 was as follows (dollars in millions):

	Quarter Ended April 3, 2015	As a % of Segment Revenue (1)	Quarter Ended March 28, 2014	As a % of Segment Revenue (1)
Application Products Group	$118.8	44.9%	$117.8	44.0%
Image Sensor Group	50.1	29.4%	8.3	69.7%
Standard Products Group	113.6	37.5%	106.2	36.3%
System Solutions Group	26.5	20.0%	25.0	18.6%

Gross profit by segment	$309.0		$257.3

Unallocated manufacturing costs (2)	(8.6)	(1.0)%	(9.1)	(1.3)%

Total gross profit	$300.4	34.5%	$248.2	35.1%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $300.4 million in the first quarter of 2015 compared to $248.2 million in the first quarter of 2014. The gross profit increase of $52.2 million, or approximately 21%, during the first quarter of 2015 is primarily due to increased capacity utilization, the impact of our recent acquisitions and cost savings realized from previous restructuring activities.

Gross profit as a percentage of revenues decreased from approximately 35.1% in the first quarter of 2014 to approximately 34.5% in the first quarter of 2015. This decrease was primarily driven by a larger proportion of revenues generated from our Image Sensor Group which experienced lower gross margin levels than our Application Products Group and Standard Products Group, partially offset by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $100.4 million for the first quarter of 2015, compared to $78.1 million for the first quarter of 2014, representing an increase of $22.3 million, or approximately 29%. This increase is primarily associated with approximately $19.5 million of expenses attributable to the operations of Aptina and Truesense. These expenses were further increased by greater personnel costs in our Application Products Group and Standard Products Group, along with increased performance-based compensation as a result of improved performance results compared to the first quarter of 2014, partially offset by decreases in our System Solutions Group attributable to decreased payroll related expenses resulting from our 2014 restructuring and cost saving activities.

Selling and marketing expenses were $53.3 million for the first quarter of 2015, compared to $44.4 million for the first quarter of 2014, representing an increase of $8.9 million, or approximately 20%. This increase is primarily associated with approximately $5.6 million of expenses attributable to the operations of Aptina and Truesense. These expenses were further increased by greater personnel costs in our Application Products Group and Standard Products Group, along with increased performance-based compensation as a result of improved performance results compared to the first quarter of 2014.

General and administrative expenses were $46.7 million for the first quarter of 2015, compared to $41.0 million in the first quarter of 2014, representing an increase of $5.7 million, or approximately 14%. This increase is primarily associated with approximately $4.7 million of expenses attributable to the operations of Aptina and Truesense. These expenses were further increased by greater personnel costs in our Application Products Group and Standard Products Group, along with increased performance-based compensation as a result of improved performance results compared to the first quarter of 2014.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $33.9 million and $8.2 million for the quarters ended April 3, 2015 and March 28, 2014, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in income of $2.3 million for the quarter ended April 3, 2015 compared to expense of $5.8 million for the quarter ended March 28, 2014. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended April 3, 2015

During the quarter ended April 3, 2015, we recorded approximately $1.5 million of charges related to our restructuring programs, partially offset by a $3.4 million gain from the sale of assets and the change in foreign currency for our KSS facility.

Quarter Ended March 28, 2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire pursuant to the Q4 2013 Voluntary Retirement Program, all of which had retired by December 31, 2014.

During the quarter ended March 28, 2014, we recorded net charges of approximately $2.2 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $5.0 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $2.8 million.

Additionally, during the quarter ended March 28, 2014, we recorded approximately $3.6 million of restructuring charges related to our previously announced plan to close our KSS facility.

Interest Expense

Interest expense increased by $1.1 million to $9.2 million during the quarter ended April 3, 2015 compared to $8.1 million during the quarter ended March 28, 2014. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended April 3, 2015 was $1,177.8 million at a weighted-average interest rate of approximately 3.1%, compared to $931.2 million at a weighted-average interest rate of approximately 3.5% during the quarter ended March 28, 2014.

Other

Other income increased by $4.4 million from an expense of $0.7 million for the quarter ended March 28, 2014 to income of $3.7 million for the quarter ended April 3, 2015, primarily attributable to the gain on sale of available-for-sale securities.

Provision for Income Taxes

We recorded an income tax provision of $7.4 million and of $6.2 million during the quarters ended April 3, 2015 and March 28, 2014, respectively.

The income tax provision for the quarter ended quarter ended April 3, 2015, consisted of $6.4 million for income and withholding taxes of certain of our foreign and domestic operations and $1.1 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.1 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended April 3, 2015.

The income tax provision for the quarter ended March 28, 2014 was $6.2, which consisted of $6.3 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended March 28, 2014.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended April 3, 2015 was 11.7%, which differs from the U.S. statutory federal income tax rate of 35%. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of April 3, 2015, which is not expected to have a material effect on our cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of April 3, 2015, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2014 Form 10-K. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our revolving credit facility) see Note 10: “Commitments and Contingencies” and for pension plan information see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $429.4 million as of April 3, 2015. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at April 3, 2015 include approximately $148.8 million available within the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, the repurchase of common stock, debt payments and acquisitions. If we are unable to address our United States cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 3, 2015, our senior revolving credit facility included a $40.0 million availability for the issuance of letters of credit. A $0.2 million million letter of credit was outstanding under our senior revolving credit facility as of April 3, 2015. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.7 million as of April 3, 2015.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $117.5 million as of April 3, 2015. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $217.1 million as of April 3, 2015. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $108.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business - Government Regulation” of our 2014 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments, the repurchase of our stock and other Company securities, debt service, including principal and interest, and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand and short-term investments.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On August 15, 2014, we completed the purchase of Aptina, for a total purchase price of approximately $405.4 million in cash and approximately $40.0 million of which was held in escrow as of April 3, 2015. See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. See Note 17: “Subsequent Events” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on our revolving credit facility.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the quarter ended April 3, 2015, we paid approximately $64.8 million for capital expenditures, while during the quarter ended March 28, 2014, we paid approximately $47.7 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2015 is approximately $190 million to $200 million, of which our current minimum contractual commitment for the remainder of 2015 is approximately $45.9 million. Our current minimum contractual capital expenditure commitment for 2016 and thereafter is approximately $2.9 million. Our capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Quarter Ended
	April 3, 2015	March 28, 2014
Summarized cash flow from operating activities
Net income	$55.8	$55.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.2	52.4
Write-down of excess inventories	17.7	6.8
Non-cash share-based compensation expense	11.3	8.5
Non-cash interest	1.8	1.6
Change in deferred taxes	(0.4)	1.9
Other adjustments	(6.7)	—
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(36.9)	(33.0)
Inventories	(34.7)	(6.2)
Other assets	3.9	(5.2)
Deferred income on sales to distributors	(9.1)	11.2
Other changes in assets and liabilities	(9.4)	(19.0)

Net cash provided by operating activities	$83.5	$74.9

Our cash flows provided by operating activities for the quarter ended April 3, 2015 increased by approximately $2.8 million compared to the quarter ended March 28, 2014. The increase is primarily attributable to higher net sales, cost savings realized from our previously enacted restructuring programs and lower cash outflows from our restructuring activities.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $745.2 million at April 3, 2015 and has fluctuated between $913.1 million and $745.2 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended April 3, 2015, our working capital was significantly impacted by our capital expenditures and the repurchase of the Company’s common stock. See Note 8: “Earnings Per Share and Equity“of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $64.8 million during the quarter ended April 3, 2015, compared to cash capital expenditures of $47.7 million during the quarter ended March 28, 2014. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce our long-term debt, reduce related interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the quarter ended April 3, 2015. Set forth below is a summary of certain key financing events during the quarter ended April 3, 2015. For further information with respect to our debt instruments, see Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchase Program

During the quarter ended April 3, 2015, we purchased approximately 8.6 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $97.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $11.20. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-Q for additional information. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this Form 10-Q for information with respect to our share repurchase program.

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

Debt Guarantees and Related Covenants

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 16: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, on the terms described in the indenture for such notes. As of April 3, 2015, we believe that we were in compliance with the indenture relating to our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

As of April 3, 2015, our long-term debt (including current maturities) totaled $1,162.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $438.2 million as of April 3, 2015. We do have interest rate exposure with respect to the $724.6 million balance of our variable interest rate debt outstanding as of April 3, 2015. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $3.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at April 3, 2015 and December 31, 2014 was $113.0 million and $145.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $16.4 million for the quarter ended April 3, 2015, assuming no offsetting hedge positions or correlated activites.

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

Changes in Internal Control Over Financial Reporting

On August 15, 2014, we acquired Aptina, which operated under its own set of systems and internal controls. We are separately maintaining Aptina’s systems and much of its control environment until we are able to incorporate Aptina’s processes into our own systems and control environment. We currently expect to complete the integration of Aptina’s operations into our systems and control environment by December 31, 2015.

On April 30, 2014, we acquired Truesense, which operated under its own set of systems and internal controls. Truesense’s systems and control environment have been integrated into the Company’s systems and control environment as of April 3, 2015.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 3, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business - Government Regulation” of our 2014 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

There have been no material changes in our assessment of our risk factors included in our 2014 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2014 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2014 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

We rely on customers in the automotive and communications industries for a significant portion of our revenue.

A significant portion of our sales are to customers within the automotive and communications industries (including networking). Sales into these industries represented approximately 31%, and 18% of our revenue, respectively, for the year ended December 31, 2014, and those percentages will vary from quarter to quarter. Both the automotive and communications industries are cyclical and, as a result, our customers in these industries are sensitive to changes in general economic conditions, which can adversely affect sales of our products. Additionally, the quantity and price of our products sold to customers in these industries could decline despite continued growth in these end markets. Lower sales to customers in the automotive or communications industry may have a materially adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended April 3, 2015. See also Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity-Share Repurchase Program” included elsewhere in this Form 10-Q for additional information with respect to the Company’s share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
Month #1 January 1, 2015 - January 30, 2015	3,959,642	$10.08	3,959,642	936,117,504
Month #2 January 31, 2015 - February 27, 2015	1,598,944	11.27	1,598,944	918,095,803

Month #3 February 28, 2015 - April 3, 2015	3,088,142	12.61	3,088,142	879,157,205

Total	8,646,728	$11.20	8,646,728

(1)	These time periods represent our fiscal month start and end dates for the first quarter of 2015.
(2)	On December 1, 2014, we announced a capital allocation policy and a new share repurchase program pursuant to the capital allocation policy (the “2014 Share Repurchase Program”) for up to $1 billion, exclusive of any fees, commissions or other expenses, of our common stock over a four year period effective December 1, 2014.

Under the 2014 Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and the execution of the program is subject to a variety of factors including the discretion of our Board of Directors. During the first quarter of 2015, we repurchased approximately 8.6 million shares of common stock under the 2014 Share Repurchase Program for an aggregate purchase price of approximately $97.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $11.20. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. As of April 3, 2015, approximately $879.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance-based restricted stock units issued to employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013(1)(2)

10.2	Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto, as amended by Amendment No. 1 thereto dated as of May 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Management contract or compensation plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 4, 2015	By:	/s/ BERNARD GUTMANN
Bernard Gutmann

Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013(1)(2)

10.2	Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto, as amended by Amendment No. 1 thereto dated as of May 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Management contract or compensation plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.