Form 10-Q
period 2015-07-03
ON SEMICONDUCTOR CORP
filed 2015-08-03
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on July 29, 2015:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	412,865,328

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
Catalyst	Catalyst Semiconductor, Inc.
CMD	California Micro Devices Corporation
CMOS	Complementary Metal Oxide Semiconductor
Commission	The Securities and Exchange Commission
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-Process Research and Development
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LSI	Large Scale Integration
Motorola	Motorola Inc.
PulseCore	PulseCore Holdings (Cayman) Inc.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SDT	Sound Design Technologies Ltd.
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T Metal Oxide Semiconductor
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	July 3, 2015	December 31, 2014
Assets
Cash and cash equivalents	$576.6	$511.7
Short-term investments	1.3	6.1
Receivables, net	489.9	417.5
Inventories	743.0	729.9
Other current assets	121.3	140.6

Total current assets	1,932.1	1,805.8
Property, plant and equipment, net	1,225.5	1,203.9
Goodwill	263.8	263.8
Intangible assets, net	387.3	458.5
Other assets	106.7	91.0

Total assets	$3,915.4	$3,823.0

Liabilities and Stockholders’ Equity
Accounts payable	$335.5	$378.2
Accrued expenses	273.8	287.9
Deferred income on sales to distributors	155.1	165.1
Current portion of long-term debt (See Note 7)	555.9	209.6

Total current liabilities	1,320.3	1,040.8
Long-term debt (See Note 7)	822.3	983.0
Other long-term liabilities	153.1	151.8

Total liabilities	2,295.7	2,175.6

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 531,527,296 and 524,615,562 shares issued, 421,044,853 and 434,100,017 shares outstanding, respectively)	5.3	5.2
Additional paid-in capital	3,387.8	3,281.2
Accumulated other comprehensive loss	(43.6)	(41.5)
Accumulated deficit	(809.8)	(915.6)
Less: Treasury stock, at cost: 110,482,443 and 90,515,545 shares, respectively	(942.3)	(702.8)

Total ON Semiconductor Corporation stockholders’ equity	1,597.4	1,626.5
Non-controlling interest in consolidated subsidiary	22.3	20.9

Total stockholders’ equity	1,619.7	1,647.4

Total liabilities and equity	$3,915.4	$3,823.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Revenues	$880.5	$757.6	$1,751.3	$1,464.1
Cost of revenues (exclusive of amortization shown below)	576.1	479.5	1,146.5	937.8

Gross profit	304.4	278.1	604.8	526.3
Operating expenses:
Research and development	100.4	84.2	200.8	162.3
Selling and marketing	50.4	47.9	103.7	92.3
General and administrative	45.0	44.7	91.7	85.7
Amortization of acquisition-related intangible assets	33.6	10.4	67.5	18.6
Restructuring, asset impairments and other, net	3.5	4.1	1.2	9.9
Goodwill and intangible asset impairment	3.7	—	3.7	—

Total operating expenses	236.6	191.3	468.6	368.8

Operating income	67.8	86.8	136.2	157.5

Other (expense) income, net:
Interest expense	(10.7)	(7.9)	(19.9)	(16.0)
Interest income	0.3	0.2	0.6	0.4
Other	2.1	(0.2)	5.8	(0.9)
Loss on debt extinguishment	(0.4)	—	(0.4)	—

Other (expense) income, net	(8.7)	(7.9)	(13.9)	(16.5)

Income before income taxes	59.1	78.9	122.3	141.0
Income tax (provision) benefit	(7.7)	16.2	(15.1)	10.0

Net income	51.4	95.1	107.2	151.0
Less: Net income attributable to non-controlling interest	(0.7)	(1.0)	(1.4)	(1.2)

Net income attributable to ON Semiconductor Corporation	$50.7	$94.1	$105.8	$149.8

Comprehensive income (loss), net of tax:
Net income	$51.4	$95.1	$107.2	$151.0

Foreign currency translation adjustments	—	(0.2)	—	(0.6)
Effects of cash flow hedges	1.5	1.3	1.3	2.7
Reclassification of unrealized gain or loss on available-for-sale securities	0.7	—	(3.4)	—

Other comprehensive income (loss), net of tax of $0.0 million	2.2	1.1	(2.1)	2.1

Comprehensive income	53.6	96.2	105.1	153.1
Comprehensive income attributable to non-controlling interest	(0.7)	(1.0)	(1.4)	(1.2)

Comprehensive income attributable to ON Semiconductor Corporation	$52.9	$95.2	$103.7	$151.9

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.12	$0.21	$0.25	$0.34

Diluted	$0.12	$0.21	$0.24	$0.34

Weighted-average common shares outstanding:
Basic	426.9	441.1	429.2	440.7

Diluted	436.3	444.5	438.2	444.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	July 3, 2015	June 27, 2014
Cash flows from operating activities:
Net income	$107.2	$151.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178.6	110.3
Gain on sale or disposal of fixed assets	(4.5)	(0.3)
Loss on debt extinguishment	0.4	—
Amortization of debt issuance costs	0.9	0.7
Write-down of excess inventories	28.2	11.5
Non-cash share-based compensation expense	25.4	21.9
Non-cash interest	4.8	3.3
Non-cash asset impairment charges	0.2	1.8
Non-cash goodwill and intangible asset impairment charges	3.7	—
Change in deferred taxes	(0.4)	(19.6)
Other	(5.1)	(0.1)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(73.1)	(44.0)
Inventories	(41.3)	(15.9)
Other assets	7.1	—
Accounts payable	(22.6)	(0.2)
Accrued expenses	(14.1)	4.1
Deferred income on sales to distributors	(10.0)	22.1
Other long-term liabilities	(0.3)	(20.1)

Net cash provided by operating activities	185.1	226.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(140.3)	(96.5)
Proceeds from sales of property, plant and equipment	10.3	0.2
Deposits utilized for purchases of property, plant and equipment	—	1.3
Purchase of businesses, net of cash acquired	(2.9)	(90.9)
Proceeds from sale of available-for-sale securities	4.9	—
Proceeds from sale of held-to-maturity securities	2.0	116.2
Purchases of held-to-maturity securities	(0.7)	(2.3)

Net cash used in investing activities	(126.7)	(72.0)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	7.0	2.5
Proceeds from exercise of stock options	23.7	15.4
Payments of tax withholding for restricted shares	(11.4)	(5.4)
Repurchase of common stock	(225.1)	(30.8)
Proceeds from debt issuance	755.9	15.0
Purchases of convertible note hedges	(108.9)	—
Proceeds from issuance of warrants	52.0	—
Payments of debt issuance and other financing costs	(19.5)	—
Repayment of long-term debt	(453.1)	(40.7)
Payment of capital lease obligations	(13.1)	(21.0)
Dividend to non-controlling shareholder of consolidated subsidiary	—	(1.2)

Net cash provided by (used in) financing activities	7.5	(66.2)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	1.1

Net increase in cash and cash equivalents	64.9	89.4
Cash and cash equivalents, beginning of period	511.7	509.5

Cash and cash equivalents, end of period	$576.6	$598.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:	Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2015 ending on July 3, 2015, and each fiscal year ending on December 31. The three months ended July 3, 2015 and June 27, 2014 both contained 91 days. The six months ended July 3, 2015 and June 27, 2014 contained 184 and 178 days, respectively. As of July 3, 2015, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Additional details on our reportable segments are included in Note 15: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter and six months ended July 3, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consists of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year. The Company expanded or condensed certain prior year amounts in our unaudited consolidated financial statements to conform to the current year presentation.

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

Retrospective Measurement Period Adjustments for Business Combinations

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revision of Previously-Issued Financial Statements

As disclosed in the 2014 Form 10-K, the Company identified errors in its financial statements for the first three quarters of the fiscal year ended December 31, 2014, as included in the Company’s 2014 quarterly reports on Form 10-Q, and revised its previously issued financial statements to record a deferred tax asset in a foreign subsidiary during a prior period and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended June 27, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the Commission’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The financial statements for the quarter and six months ended June 27, 2014 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the 2014 Form 10-K, filed with the Commission on February 27, 2015.

All financial information contained in the accompanying notes to these unaudited consolidated financial statements has been revised to reflect the correction of these errors.

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statements of operations and comprehensive income for the quarter and six months ended June 27, 2014 (in millions, except per share data):

	Quarter Ended June 27, 2014
	As Reported	Revision	As Revised
Cost of revenues (exclusive of amortization shown below)	$484.6	$(5.1)	$479.5
Gross profit	273.0	5.1	278.1
Operating income	81.7	5.1	86.8
Other	(1.2)	1.0	(0.2)
Other (expenses) income, net	(8.9)	1.0	(7.9)
Income before income taxes	72.8	6.1	78.9
Net income	89.0	6.1	95.1
Net income attributable to ON Semiconductor Corporation	88.0	6.1	94.1
Comprehensive income	90.1	6.1	96.2
Comprehensive income attributable to ON Semiconductor Corporation	89.1	6.1	95.2
Basic net income per common share attributable to ON Semiconductor Corporation	$0.20	0.01	$0.21
Diluted net income per common share attributable to ON Semiconductor Corporation	$0.20	0.01	$0.21

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Six Months Ended June 27, 2014
	As Reported	Revision	As Revised
Cost of revenues (exclusive of amortization shown below)	$940.3	$(2.5)	$937.8
Gross profit	523.8	2.5	526.3
Operating income	155.0	2.5	157.5
Other	(1.8)	0.9	(0.9)
Other (expenses) income, net	(17.4)	0.9	(16.5)
Income before income taxes	137.6	3.4	141.0
Net income	147.6	3.4	151.0
Net income attributable to ON Semiconductor Corporation	146.4	3.4	149.8
Comprehensive income	149.7	3.4	153.1
Comprehensive income attributable to ON Semiconductor Corporation	148.5	3.4	151.9
Basic net income per common share attributable to ON Semiconductor Corporation	$0.33	0.01	$0.34
Diluted net income per common share attributable to ON Semiconductor Corporation	$0.33	0.01	$0.34

The following tables present the effect of the aforementioned revisions on the Company’s consolidated statement of cash flows for the six months ended June 27, 2014 (in millions). There was no impact to total cash flows from operating activities as a result of the errors or revisions:

	Six months ended June 27, 2014
	As Reported	Revision	As Revised
Cash flows from operating activities:
Net income	$147.6	$3.4	$151.0
Adjustments to reconcile net income to net cash provided by operating activities:
Change in deferred taxes	(18.7)	(0.9)	(19.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Inventories	(13.4)	(2.5)	(15.9)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 2:	Recent Accounting Pronouncements

ASU No. 2015-11 - “Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements and has not elected early adoption of ASU 2015-11.

ASU No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has not elected early adoption as of the period ended July 3, 2015 and does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the revenue recognition requirements in Topic 605. Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. In July 2015, the FASB approved a deferral that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 may have on its consolidated financial statements.

Note 3:	Acquisitions

Acquisition of Aptina

On August 15, 2014, the Company acquired 100% of Aptina for $405.4 million in cash, of which the $2.9 million that remained unpaid as of December 31, 2014 was subsequently paid during the six months ended July 3, 2015. As discussed below, $40.0 million of the total consideration was held in escrow as of July 3, 2015. The allocation of the purchase price of Aptina was finalized during the quarter ended April 3, 2015. Aptina is incorporated into the Company’s Image Sensor Group for reporting purposes.

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

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company and is placed into an escrow account through November 2015 to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million consideration held in escrow has been accounted for as restricted cash as of July 3, 2015 and is included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet as of July 3, 2015.

Acquisition of Truesense Imaging, Inc. (“Truesense”)

On April 30, 2014, the Company acquired 100% of Truesense for $95.7 million in cash. Truesense is incorporated into the Company’s Image Sensor Group and the allocation of the purchase price was finalized during the year ended December 31, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following unaudited pro-forma consolidated results of operations for the quarter and six months ended June 27, 2014 has been prepared as if the acquisition of Truesense had occurred on January 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of purchase accounting adjustments including the step-up of inventory (in millions, except per share data):

	Quarter Ended	Six Months Ended
	June 27, 2014	June 27, 2014
Revenues	$765.3	$1,490.4
Gross profit	282.6	537.9
Net income attributable to ON Semiconductor Corporation	$95.3	$153.2
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.22	$0.35
Diluted	$0.21	$0.34

Note 4:	Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segment as of July 3, 2015 and December 31, 2014 (in millions):

	Balance as of July 3, 2015			Balance as of December 31, 2014
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:
Application Products Group	$539.9	$(418.9)	$121.0	$539.9	$(418.9)	$121.0
Image Sensor Group	95.4	—	95.4	95.4	—	95.4
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$711.3	$(447.5)	$263.8	$711.3	$(447.5)	$263.8

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events through July 3, 2015 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of July 3, 2015 and December 31, 2014 (in millions):

	July 3, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.2)	$—	$(0.4)	$3.3
Customer relationships	425.6	(180.1)	(27.8)	(23.7)	194.0
Patents	43.7	(22.5)	—	(13.7)	7.5
Developed technology	244.3	(120.2)	—	(2.6)	121.5
Trademarks	16.3	(9.6)	—	(1.1)	5.6
IPRD	59.1	—	—	(3.7)	55.4

Total intangibles	$802.9	$(342.6)	$(27.8)	$(45.2)	$387.3

	December 31, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.0)	$—	$(0.4)	$3.5
Customer relationships	425.6	(146.2)	(27.8)	(23.7)	227.9
Patents	43.7	(21.3)	—	(13.7)	8.7
Developed technology	241.9	(88.9)	—	(2.6)	150.4
Trademarks	16.3	(8.7)	—	(1.1)	6.5
IPRD	61.5	—	—	—	61.5

Total intangibles	$802.9	$(275.1)	$(27.8)	$(41.5)	$458.5

During the quarter and six months ended July 3, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded an impairment loss of $3.7 million included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. Additionally, during the six months ended July 3, 2015, the Company completed certain of its IPRD projects and reclassified $2.4 million to developed technology.

Amortization expense for acquisition-related intangible assets amounted to $33.6 million and $67.5 million for the quarter and six months ended July 3, 2015, respectively, and $10.4 million and $18.6 million for the quarter and six months ended June 27, 2014, respectively. Amortization expense for intangible assets, with the exception of the $55.4 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for each of the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2015	$67.0
2016	88.7
2017	56.6
2018	34.9
2019	29.6
Thereafter	55.1

Total estimated amortization expense	$331.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5:	Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and six months ended July 3, 2015 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended July 3, 2015
Business combination severance	$0.3	$—	$—	$0.3
European marketing organization relocation	2.7	—	—	2.7
Other (1)	0.2	0.2	0.1	0.5

Total	$3.2	$0.2	$0.1	$3.5

	Restructuring	Impairment	Other	Total
Six months ended July 3, 2015
KSS facility closure	$0.3	$—	$(3.4)	$(3.1)
Business combination severance	0.7	—	—	0.7
European marketing organization relocation	3.5	—	—	3.5
Other (1)	0.2	0.2	(0.3)	0.1

Total	$4.7	$0.2	$(3.7)	$1.2

(1)	Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2014 to July 3, 2015 are summarized as follows (in millions):

	Balance as of December 31, 2014	Charges	Usage	Balance as of July 3, 2015
Estimated employee separation charges	$2.3	$4.7	$(2.7)	$4.3
Estimated costs to exit	1.1	—	(0.4)	0.7

Total	$3.4	$4.7	$(3.1)	$5.0

Activity related to the Company’s restructuring programs that were either initiated during 2015 or had not been completed as of July 3, 2015, is as follows:

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other Company manufacturing facilities. The KSS Plan includes the elimination of 170 full time and 40 contract employees. There were no charges incurred during the quarter ended July 3, 2015. For the six months ended July 3, 2015, the Company recorded $0.3 million of employee related separation charges, offset by $3.4 million of gains related to the sale of assets. All of the employees have exited under this program and there was no remaining accrual for future payments as of July 3, 2015.

Business Combination Severance

Certain positions were eliminated following the acquisition of Aptina on August 15, 2014. During the first quarter of 2015, 44 positions were identified for elimination. The Company recorded $0.3 million and $0.7 million of related employee separation charges during the quarter and six months ended 2015, respectively. The total plan is estimated to cost $1.2 million. All impacted employees are expected to exit during the second half of 2015.

As of July 3, 2015, there was a $0.3 million accrued liability associated with employee separation charges.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions are expected to be eliminated. The Company recorded $2.7 million and $3.5 million of related employee separation charges during the quarter and six months ended July 3, 2015, respectively. The total plan is estimated to incur $3.5 million of expenses. The impacted employees are expected to exit during the second half of 2016.

As of July 3, 2015, there was $3.5 million accrued liability associated with employee separation charges for the European customer marketing organization move.

Note 6:	Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of July 3, 2015 and December 31, 2014 consist of the following (dollars in millions):

	July 3, 2015	December 31, 2014
Receivables, net:
Accounts receivable	$492.0	$419.1
Less: Allowance for doubtful accounts	(2.1)	(1.6)

	$489.9	$417.5

Inventories:
Raw materials	$95.8	$119.7
Work in process	443.5	365.5
Finished goods	203.7	244.7

	$743.0	$729.9

Other current assets (1):
Prepaid expenses	$25.6	$28.7
Value added and other income tax receivables	35.8	40.4
Acquisition consideration held in escrow (see Note 3)	40.0	40.0
Other	19.9	31.5

	$121.3	$140.6

Property, plant and equipment, net:
Land	$45.9	$46.1
Buildings	499.8	484.3
Machinery and equipment	2,245.1	2,165.0

Total property, plant and equipment	2,790.8	2,695.4
Less: Accumulated depreciation	(1,565.3)	(1,491.5)

	$1,225.5	$1,203.9

Accrued expenses:
Accrued payroll	$97.0	$117.0
Sales related reserves	72.2	65.8
Acquisition consideration payable to seller (see Note 3)	40.0	40.0
Other	64.6	65.1

	$273.8	$287.9

(1)	Included in other current assets are $0.8 million of property, plant and equipment which are held-for-sale as of July 3, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the six months ended July 3, 2015 and June 27, 2014 is as follows (in millions):

	Six Months Ended
	July 3, 2015	June 27, 2014
Beginning Balance	$5.5	$6.0
Provision	0.3	1.1
Usage	(0.6)	(1.3)

Ending Balance	$5.2	$5.8

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of July 3, 2015, the total accrued pension liability for underfunded plans was $92.8 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2014, the total accrued pension liability for underfunded plans was $96.1 million, of which the current portion of $0.2 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and six months ended July 3, 2015 and June 27, 2014 are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Service cost	$2.2	$2.4	$4.4	$4.9
Interest cost	1.0	1.5	2.0	3.0
Expected return on plan assets	(0.9)	(0.9)	(1.8)	(1.8)
Curtailment gain	—	(3.1)	—	(5.9)

Total net periodic pension cost	$2.3	$(0.1)	$4.6	$0.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:	Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	July 3, 2015	December 31, 2014
Senior Revolving Credit Facility due 2020, interest payable monthly at 1.69% as of December 31, 2014	$—	$350.0
1.00% Notes (net of discount of $109.1 million) (1)	580.9	—
2.625% Notes, Series B (net of discount of $11.0 million and $14.7 million, respectively) (2)	345.9	342.2
Loan with Japanese bank due 2015 through 2018, interest payable quarterly at 2.03% and 2.01%, respectively (3)	207.5	235.9
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.35% (4)	52.4	54.8
Loans with Philippine bank due 2015 through 2019, interest payable monthly and quarterly at an average rate of 2.41% and 2.37%, respectively (5)	36.6	54.2
Loan with Hong Kong bank, interest payable weekly at 1.44% and 1.92%, respectively (6)	25.0	35.0
Malaysia revolving line of credit, interest payable quarterly at 1.73% and 1.71%, respectively (7)	25.0	25.0
Loan with Singapore bank, interest payable weekly at 1.44% and 1.42%, respectively (6)	30.0	20.0
Vietnam revolving line of credit, interest payable quarterly and annually at an average rate of 1.81% and 1.87%, respectively (7)	25.0	10.7
Canada revolving lines of credit, interest payable quarterly at 1.88% and 1.84%, respectively (7)	15.0	15.0
Loans with Philippine bank due 2020 (8)	—	—
Canada equipment financing payable monthly through 2017 at 3.81% (9)	3.3	4.2
U.S. equipment financing payable monthly through 2016 at 2.94% (9)	2.4	4.8
Capital lease obligations	29.2	40.8

Long-term debt, including current maturities	1,378.2	1,192.6
Less: Current maturities	(555.9)	(209.6)

Long-term debt	$822.3	$983.0

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually. See below under the heading “1.00% Notes” for additional information.
(2)	Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016. The notes can be convertible at any time on or after June 15, 2016.
(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of our facilities in California, Oregon and Idaho.
(5)	$36.6 million collateralized by equipment as of July 3, 2015 with $15.0 million non-collateralized and $39.2 million collateralized by equipment as of December 31, 2014.
(6)	Debt arrangement collateralized by accounts receivable.
(7)	Non-collateralized debt arrangement.
(8)	See below under the heading “Philippine Term Loans” for additional information.
(9)	Debt arrangement collateralized by equipment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt as of July 3, 2015 are as follows (in millions):

Period	Expected Maturities
Remainder of 2015	$160.1
2016	426.9
2017	53.7
2018	132.8
2019	34.8
Thereafter	690.0

Total	$1,498.3

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2014 Form 10-K.

Debt Guarantees

ON Semiconductor was the sole issuer in the private unregistered offering of the 1.00% Notes. Additionally, ON Semiconductor was the sole issuer of the publicly issued 2.625% Notes, Series B. See Note 16: “Guarantor and Non-Guarantor Statements” for the condensed consolidated financial information for the issuer of the 2.625% Notes, Series B, the guarantor subsidiaries and the non-guarantor subsidiaries.

Amended Senior Revolving Credit Facility

On May 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into an amendment to the $800.0 million, five-year senior revolving credit facility (the “Facility”) Amended and Restated Credit Agreement dated as of October 10, 2013 (“Credit Agreement”) among the Company and a group of lenders. The amendment expands the borrowing capacity of the Facility to $1.0 billion and resets the five-year maturity date. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. The Company recorded $2.1 million of new debt issuance costs and wrote-off $0.4 million of existing debt issuance costs associated with the Facility resulting in a loss on debt extinguishment during the quarter and six months ended July 3, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

On June 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into a second amendment of the Facility that provides for, among other things, modifications to the Credit Agreement to allow for the issuance by the Company of its convertible senior notes, subject to the satisfaction of certain conditions, and to permit the Company to enter into certain hedging transactions relating to such notes or otherwise. In addition, the second amendment provides for the release of the pledged stock of certain of the Company’s subsidiaries upon the issuance of the convertible senior notes.

The obligations under the Facility are guaranteed by certain of the domestic subsidiaries of the Company and SCI LLC.

1.00% Notes

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company incurred issuance costs of $18.3 million in connection with the issuance of the notes, of which $15.4 million were capitalized as debt issuance costs and are being amortized using the effective interest method and $2.9 million were allocated to the conversion option (as further described below) and were recorded to equity. The 1.00% Notes are governed by an indenture between the Company, as the issuer, and Wells Fargo Bank, National Association, as trustee.

The Company’s use of the net proceeds from the offering included the following: (i) the funding of the cost of the convertible note hedge transactions described below (the cost of which was partially offset by the proceeds that the Company received from entering into the warrant transactions described below); (ii) funding the repurchase of $70.0 million of the Company’s common stock which was acquired from purchasers of the 1.00% Notes in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the issuance of the 1.00% Notes; and (iii) repayment of $350.0 million of borrowings outstanding under its revolving credit facility. The remainder of the proceeds is intended for general corporate purposes, including additional share repurchases and potential acquisitions.

The notes bear interest at the rate of 1.00% per year from the date of issuance, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. The notes are fully and unconditionally guaranteed on a senior unsecured obligation basis by certain existing domestic subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 54.0643 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $18.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2015, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (iii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iv) on and after September 1, 2020. Upon conversion of the notes, the Company will deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 8: “Earnings Per Share and Equity.”

The notes will mature on December 1, 2020. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to September 1, 2020, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the indenture. Notwithstanding these conversion rate adjustments, these notes contain an explicit limit on the number of shares issuable upon conversion.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

In connection with the occurrence of specified fundamental changes, holders may require the Company to repurchase for cash all or part of their notes at a purchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The notes, which are the Company’s unsecured obligations, will rank equally in right of payment to all of the Company’s existing and future unsubordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.00% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $110.4 million in stockholders’ equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 4.29% over the contractual terms of the notes.

Included in other assets as of July 3, 2015, were $15.2 million of debt issuance costs associated with the 1.00% Notes, which are being amortized using the effective interest method. Included in long-term debt as of July 3, 2015 was $109.1 million of unamortized debt discount associated with the 1.00% Notes, which will be amortized using the effective interest method.

The Company used $56.9 million of the net proceeds from the offering of its 1.00% Notes to concurrently enter into convertible note hedge and warrant transactions with certain of the initial purchasers of the 1.00% Notes. Pursuant to these transactions, the Company has the option to purchase initially (subject to adjustment for certain specified transactions) a total of 37.3 million shares of its common stock at a price of $18.50 per share. The total cost of the convertible note hedge transactions was $108.9 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 37.3 million shares of the Company’s common stock at a price of $25.96 per share. The Company received $52.0 million in cash proceeds from the sale of these warrants.

In aggregate, the purchase of the convertible note hedges and the sale of the warrants are intended to offset potential dilution from the conversion of these notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid in capital in the consolidated balance sheet. A portion of the shares subject to the conversion of the 1.00% Notes and hedging transactions were reserved in the form of the Company’s treasury stock.

Philippine Term Loans

During the second quarter of 2015, the Company’s wholly-owned Philippine subsidiaries and ON Semiconductor, as guarantor, entered into two non-collateralized term loans with an aggregate borrowing capacity of $50.0 million, the terms of which were set forth in agreements by and between the Company’s Philippine subsidiaries and a Philippine bank. There were no amounts outstanding under the term loans at July 3, 2015. Subsequent to July 3, 2015, the Company borrowed the full $50.0 million available under the term loans. Borrowings under the loans bear interest based on 3-month LIBOR plus 2.0% per annum, with interest payable quarterly in arrears. The total borrowed amount must be repaid within five years over 17 equal quarterly principal installments starting at the end of the fourth quarter from the initial drawdown date, with the balance to be repaid on the maturity date of the loan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:	Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Net income attributable to ON Semiconductor Corporation	$50.7	$94.1	$105.8	$149.8

Basic weighted average common shares outstanding	426.9	441.1	429.2	440.7
Dilutive effect of share-based awards	4.5	3.4	5.1	3.8
Dilutive effect of Convertible Notes	4.9	—	3.9	—

Diluted weighted average common shares outstanding	436.3	444.5	438.2	444.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.12	$0.21	$0.25	$0.34

Diluted	$0.12	$0.21	$0.24	$0.34

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 1.2 million and 7.1 million for the quarters ended July 3, 2015 and June 27, 2014, respectively, and 1.1 million and 7.4 million for the six months ended July 3, 2015 and June 27, 2014, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of our common stock exceeds $25.96 per share for a reporting period, the Company will also include the effect of the additional potential shares using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes when the stock price is above $18.50 per share. See Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2014 Form 10-K for a discussion of the conversion prices and other features of the 2.625% Notes, Series B and see Note 7: “Long-Term Debt” for a discussion of the conversion prices and other features of the 1.00% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program is as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014

Number of repurchased shares (1)(5)	10.4	1.1	19.0	3.3
Beginning accrued share repurchases (2)	$2.0	$1.3	$—	$0.6
Aggregate purchase price	131.1	10.1	228.1	30.2
Less: ending accrued share repurchases (3)	(3.0)	—	(3.0)	—

Total cash used for share repurchases	$130.1	$11.4	$225.1	$30.8

Weighted-average purchase price per share (4)	$12.59	$9.57	$11.96	$9.27
Available for future purchases at period end	$748.2	$113.2	$748.2	$113.2

(1)	None of these shares had been reissued or retired as of July 3, 2015, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.
(5)	Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes. See Note 7: “Long-Term Debt” for information with respect to our long-term debt.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and six months ended July 3, 2015 was $0.2 million and $11.4 million, respectively, for which the Company withheld less than 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of July 3, 2015, however, these shares may be reissued or retired by the Company at a later date.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance increased to $22.3 million as of July 3, 2015, resulting from the non-controlling interest’s $1.4 million share of the earnings for the six months ended July 3, 2015.

At December 31, 2013, the non-controlling interest balance was $32.8 million. This balance was unchanged at $32.8 million as of June 27, 2014 due to the non-controlling interest’s $1.2 million share of the earnings for the six months ended June 27, 2014, offset by a $1.2 million dividend paid to the non-controlling shareholder.

An error was encountered while processing this section

Note 9:	Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and six months ended July 3, 2015 and June 27, 2014 was comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Cost of revenues	$1.9	$1.7	$3.8	$3.1
Research and development	2.5	2.2	4.8	4.0
Selling and marketing	2.3	2.2	4.5	3.7
General and administrative	7.4	7.3	12.3	11.1

Share-based compensation expense before income taxes	$14.1	$13.4	$25.4	$21.9

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$14.1	$13.4	$25.4	$21.9

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

As of July 3, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $1.7 million, which is expected to be recognized over a weighted-average period of 1.0 years. As of July 3, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $66.2 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of stock options exercised during the quarter and six months ended July 3, 2015 was $1.5 million and $11.7 million, respectively. The Company recorded cash received from the exercise of stock options of $2.3 million and $23.7 million, respectively, during the quarter and six months ended July 3, 2015. The Company recorded no related income tax benefits during the quarter and six months ended July 3, 2015.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% and 11% during the quarters and six months ended July 3, 2015 and June 27, 2014, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% and 5% during the quarters and six months ended July 3, 2015 and June 27, 2014, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares Available

As of December 31, 2014, there was an aggregate of 35.2 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 3.0 million shares available for issuance under the ESPP. On May 20, 2015, shareholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.5 million. As of July 3, 2015, there was an aggregate of 29.8 million shares of common stock available for grant under the Amended and Restated SIP and 7.6 million shares available for issuance under the ESPP.

Stock Options

Summarized stock option information for the six months ended July 3, 2015 is as follows (in millions except per share and term data):

	Six Months Ended July 3, 2015
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2014	8.8	$7.81
Granted	—	—
Exercised	(3.0)	7.88
Canceled	(0.1)	6.78

Outstanding at July 3, 2015	5.7	$7.79	2.80	$21.0

Exercisable at July 3, 2015	4.7	$7.95	2.55	$16.6

Additional information with respect to stock options outstanding as of July 3, 2015, with exercise prices less than or above $11.46 per share, the effective closing price of the Company’s common stock at July 3, 2015, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Less than $11.46	4.6	$7.89	1.0	$7.01	5.6	$7.74
Above $11.46	0.1	$11.66	—	$—	0.1	$11.66

Total outstanding	4.7	$7.95	1.0	$7.01	5.7	$7.79

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of July 3, 2015 and changes during the six months ended July 3, 2015 (number of shares in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2014	8.7	$8.66
Granted	2.9	13.03
Achieved	0.7	9.35
Released	(2.9)	8.76
Forfeited	(0.3)	8.85

Non-vested shares underlying restricted stock units at July 3, 2015	9.1	$10.08

Stock Grant Awards

During the quarter and six months ended July 3, 2015, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $13.09 per share.

Note 10:	Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of July 3, 2015 (in millions):

Remainder of 2015	$19.5
2016	25.4
2017	17.0
2018	11.2
2019	8.8
Thereafter	35.7

Total	$117.6

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 3, 2015, the Company’s senior revolving credit facility included $15.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of July 3, 2015. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.6 million as of July 3, 2015.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $123.7 million as of July 3, 2015. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $207.5 million as of July 3, 2015. See Note 7: “Long-Term Debt” for additional information.

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

On August 22, 2014, Collabo Innovations, Inc. filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and three of its subsidiaries, all of which were acquired in the acquisition of Aptina. The complaint alleges infringement of U.S. Patent Nos. 6,166,405, 7,696,543, 5,976,907, 7,135,725 and 7,023,034 (the “Collabo Patents”) and seeks unspecified damages for past infringement. The Collabo Patents relate to CMOS image sensor products. Collabo served the complaint in December 2014, and the Company answered in April 2015. Collabo dismissed U.S. Patent No. 7,153,725 from the lawsuit in June of 2015. The Company disputes the claims and will defend the litigation vigorously. Based on the limited information currently available, the Company is not able to estimate what the possible loss or range of loss might be, if any. The Company will pursue its rights under the Aptina acquisition agreements to indemnification for losses that may arise out of or result from this matter.

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

Fair Value of Financial Instruments

Summarized information with respect to the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2015 and December 31, 2014 is as follows (in millions):

Description	Balance at July 3, 2015	Quoted Prices in Active Markets	Balance at December 31, 2014	Quoted Prices in Active Markets
Cash equivalents (Level 1):
Demand and time deposits	$—	$—	$20.3	$20.3
Money market funds	167.5	167.5	46.3	46.3
Other Current Assets (Level 2):
Foreign currency exchange contracts	$0.1	$0.1	$0.1	$0.1
Liabilities (Level 2):
Designated cash flow hedges	$2.2	$2.2	$3.5	$3.5

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

Short-term investments classified as held-to-maturity as of July 3, 2015 and December 31, 2014 were as follows (in millions):

	Balance at July 3, 2015		Balance at December 31, 2014
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments held-to-maturity
Corporate bonds	$0.7	$0.7	$2.0	$2.0

There were no unrealized gains or losses on held-to-maturity short-term investments as of July 3, 2015.

As of July 3, 2015 and December 31, 2014, the Company held short-term investments classified as available-for-sale, measured at Level 1, with a fair value equal to its carrying value of $0.6 million and $4.1 million, respectively. See Note 13: “Changes in Accumulated Other Comprehensive Loss” for additional information on unrealized gains and losses on available-for-sale short-term investments.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of July 3, 2015 and December 31, 2014 are as follows (in millions):

	July 3, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$926.8	$1,106.4	$342.2	$424.8
Long-term debt	$364.2	$363.7	$745.8	$744.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The fair value of the Company’s 2.625% Notes, Series B was estimated based on market prices in active markets (Level 1). The fair value of other long-term debt, including the recently issued 1.00% Notes, was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of July 3, 2015 and December 31, 2014.

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

As of July 3, 2015 and December 31, 2014, the Company’s cost method investments had a carrying value of $12.1 million and $12.2 million, respectively.

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

As of July 3, 2015 and December 31, 2014, the Company had net outstanding foreign exchange contracts with notional amounts of $90.9 million and $145.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of July 3, 2015 and December 31, 2014 (in millions):

	July 3, 2015		December 31, 2014
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(19.4)	$19.4	$(31.2)	$31.2
Japanese Yen	(29.5)	29.5	(42.1)	42.1
Malaysian Ringgit	—	—	39.2	39.2
Philippine Peso	19.3	19.3	16.7	16.7
Other Currencies	17.2	22.7	11.1	16.5

	$(12.4)	$90.9	$(6.3)	$145.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of July 3, 2015, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended July 3, 2015 and June 27, 2014, realized and unrealized foreign currency transactions totaled a $0.1 million loss and a $0.1 million loss, respectively. For the six months ended July 3, 2015, there was no gain or loss recognized from realized and unrealized foreign currency transactions. For the six months ended June 27, 2014, realized and unrealized foreign currency transactions totaled a loss of $1.0 million. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of July 3, 2015 was $33.9 million, which is primarily composed of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

For the quarter and six months ended July 3, 2015, the Company recorded a net loss of $1.6 million and $3.4 million, respectively, associated with cash flow hedges recognized as a component of cost of revenues. As of July 3, 2015, the Company had a $2.2 million liability balance for contracts designated as cash flow hedging instruments. As of December 31, 2014, the Company had a $3.5 million liability balance for contracts designated as cash flow hedging instruments that were classified as other liabilities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 13:	Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the six months ended July 3, 2015 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2014	$(42.5)	$(3.5)	$4.5	$(41.5)

Other comprehensive income (loss) prior to reclassifications	—	4.7	—	4.7
Amounts reclassified from accumulated other comprehensive loss	—	(3.4)	(3.4)	(6.8)

Net current period other comprehensive income	—	1.3	(3.4)	(2.1)

Balance as of July 3, 2015	$(42.5)	$(2.2)	$1.1	$(43.6)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter and six months ended July 3, 2015, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$(1.6)	$(0.1)	$(3.4)	$(1.4)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	—	—	(3.4)	—	Other income and expense

Total reclassifications	$(1.6)	$(0.1)	$(6.8)	$(1.4)

Included in accumulated other comprehensive loss as of July 3, 2015 is $14.0 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:	Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Six Months Ended
	July 3, 2015	June 27, 2014
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$91.1	$80.1
Equipment acquired or refinanced through capital leases	$1.5	$6.1
Cash (received) paid for:
Interest income	$(0.6)	$(0.4)
Interest expense	$14.4	$11.2
Income taxes	$11.3	$8.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 15:	Segment Information

As of July 3, 2015, the Company was organized into four reportable segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group. The Company’s Image Sensor Group was established during the third quarter of 2014 following the Company’s acquisitions of Truesense and Aptina. Previously reported information has been recast to reflect the current reportable segments.

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

Revenues and gross profit for the Company’s reportable segments for the quarters and six months ended July 3, 2015 and June 27, 2014 are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For the quarter ended July 3, 2015:
Revenues from external customers	$263.5	$173.2	$307.8	$136.0	$880.5
Segment gross profit	$117.2	$51.7	$104.3	$26.2	$299.4
For the quarter ended June 27, 2014:
Revenues from external customers	$276.9	$24.3	$303.7	$152.7	$757.6
Segment gross profit	$125.2	$11.7	$110.2	$31.0	$278.1
For the six months ended July 3, 2015:
Revenues from external customers	$527.8	$343.7	$611.0	$268.8	$1,751.3
Segment gross profit	$236.0	$101.8	$217.9	$52.7	$608.4
For the six months ended June 27, 2014:
Revenues from external customers	$544.5	$36.2	$596.6	$286.8	$1,464.1
Segment gross profit	$243.0	$20.0	$216.4	$56.0	$535.4

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
Gross profit for reportable segments	$299.4	$278.1	$608.4	$535.4
Less: unallocated manufacturing benefit (costs)	5.0	—	(3.6)	(9.1)

Consolidated Gross profit	$304.4	$278.1	$604.8	$526.3

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Six Months Ended
	July 3, 2015	June 27, 2014	July 3, 2015	June 27, 2014
United States	$140.8	$126.1	$272.6	$238.1
Japan	64.8	66.8	127.4	132.1
Hong Kong	224.0	220.9	415.2	423.6
Singapore	294.6	189.7	610.9	370.1
United Kingdom	119.2	118.3	248.9	235.5
Other	37.1	35.8	76.3	64.7

	$880.5	$757.6	$1,751.3	$1,464.1

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	July 3, 2015	December 31, 2014
United States	$318.9	$308.1
Czech Republic	108.3	113.8
Malaysia	228.0	232.2
Philippines	230.2	197.4
China	115.7	122.2
Other	224.4	230.2

	$1,225.5	$1,203.9

For the quarters and six months ended July 3, 2015 and June 27, 2014, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

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

The condensed consolidating financial statements included in this footnote have been corrected consistent with the revisions described in Note 1: “Background and Basis of Presentation.”

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Condensed consolidating financial information for the issuer of the 2.625% Notes, Series B, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries is as follows (in millions):

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JULY 3, 2015

(in millions)

	Issuer	Guarantor
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Cash and cash equivalents	$—	$306.7	$—	$269.9	$—	$576.6
Short-term investments	—	0.7	—	0.6	—	1.3
Receivables, net	—	66.9	—	423.0	—	489.9
Inventories	—	90.0	—	654.2	(1.2)	743.0
Short-term intercompany receivables	—	85.5	1.4	—	(86.9)	—
Other current assets	0.7	18.9	—	100.4	1.3	121.3

Total current assets	0.7	568.7	1.4	1,448.1	(86.8)	1,932.1
Property, plant and equipment, net	—	291.3	2.8	932.5	(1.1)	1,225.5
Goodwill	—	111.6	37.3	114.9	—	263.8
Intangible assets, net	—	113.9	—	289.0	(15.6)	387.3
Long-term intercompany receivables	—	11.2	—	—	(11.2)	—
Other assets	2,527.4	2,103.2	149.2	862.3	(5,535.4)	106.7

Total assets	$2,528.1	$3,199.9	$190.7	$3,646.8	$(5,650.1)	$3,915.4

Accounts payable	$—	$50.2	$0.1	$285.2	$—	$335.5
Accrued expenses	3.9	73.9	0.4	195.6	—	273.8
Deferred income on sales to distributors	—	34.4	—	120.7	—	155.1
Current portion of long-term debt	345.9	66.5	—	143.5	—	555.9
Short-term intercompany payables	—	—	—	86.9	(86.9)	—

Total current liabilities	349.8	225.0	0.5	831.9	(86.9)	1,320.3
Long-term debt	580.9	221.1	—	20.3	—	822.3
Other long-term liabilities	—	33.5	0.1	119.5	—	153.1
Long-term intercompany payables	—	—	—	11.2	(11.2)	—

Total liabilities	930.7	479.6	0.6	982.9	(98.1)	2,295.7

Stockholders’ equity	1,597.4	2,720.3	190.1	2,663.9	(5,574.3)	1,597.4
Non-controlling interest in consolidated subsidiary	—	—	—	—	22.3	22.3

Total equity	1,597.4	2,720.3	190.1	2,663.9	(5,552.0)	1,619.7

Total liabilities and equity	$2,528.1	$3,199.9	$190.7	$3,646.8	$(5,650.1)	$3,915.4

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JULY 3, 2015

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$286.6	$—	$1,110.1	$(516.2)	$880.5
Cost of revenues (exclusive of amortization shown below)	—	175.5	0.2	899.9	(499.5)	576.1

Gross profit	—	111.1	(0.2)	210.2	(16.7)	304.4
Operating expenses:
Research and development	—	31.8	3.3	65.3	—	100.4
Selling and marketing	—	23.4	0.2	26.8	—	50.4
General and administrative	—	7.2	0.3	37.5	—	45.0
Amortization of acquisition related intangible assets	—	3.5	—	31.1	(1.0)	33.6
Restructuring, asset impairments and other, net	—	0.1	—	3.4	—	3.5
Goodwill and intangible asset impairment	—	—	—	3.7	—	3.7

Total operating expenses	—	66.0	3.8	167.8	(1.0)	236.6

Operating income (loss)	—	45.1	(4.0)	42.4	(15.7)	67.8
Other income (expense), net:
Interest expense	(6.1)	(2.8)	—	(1.8)	—	(10.7)
Interest income	—	0.2	—	0.1	—	0.3
Other	—	1.7	—	0.4	—	2.1
Loss on debt extinguishment	—	(0.4)	—	—	—	(0.4)
Equity in earnings	56.8	13.6	3.0	—	(73.4)	—

Other income (expense), net	50.7	12.3	3.0	(1.3)	(73.4)	(8.7)
Income before income taxes	50.7	57.4	(1.0)	41.1	(89.1)	59.1
Income tax provision	—	(1.6)	—	(6.1)	—	(7.7)

Net income	50.7	55.8	(1.0)	35.0	(89.1)	51.4
Net income attributable to non-controlling interest	—	—	—	—	(0.7)	(0.7)

Net income attributable to ON Semiconductor Corporation	$50.7	$55.8	$(1.0)	$35.0	$(89.8)	$50.7

Comprehensive income attributable to ON Semiconductor Corporation	$52.9	$58.0	$(1.0)	$35.7	$(92.7)	$52.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE QUARTER ENDED JUNE 27, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$177.2	$4.0	$1,050.1	$(473.7)	$757.6
Cost of revenues (exclusive of amortization shown below)	—	142.9	0.3	811.2	(474.9)	479.5

Gross profit	—	34.3	3.7	238.9	1.2	278.1
Operating expenses:
Research and development	—	13.2	2.9	68.1	—	84.2
Selling and marketing	—	20.9	0.2	26.8	—	47.9
General and administrative	—	17.3	0.3	27.1	—	44.7
Amortization of acquisition related intangible assets	—	3.8	—	7.6	(1.0)	10.4
Restructuring, asset impairments and other, net	—	0.9	—	3.2	—	4.1

Total operating expenses	—	56.1	3.4	132.8	(1.0)	191.3

Operating (loss) income	—	(21.8)	0.3	106.1	2.2	86.8
Other income (expense), net:
Interest expense	(4.2)	(3.1)	—	(0.6)	—	(7.9)
Interest income	—	—	—	0.2	—	0.2
Other	—	1.5	—	(1.7)	—	(0.2)
Equity in earnings	98.3	103.2	2.3	—	(203.8)	—

Other income (expense), net	94.1	101.6	2.3	(2.1)	(203.8)	(7.9)
Income before income taxes	94.1	79.8	2.6	104.0	(201.6)	78.9
Income tax benefit (provision)	—	18.9	(0.3)	(2.4)	—	16.2

Net income	94.1	98.7	2.3	101.6	(201.6)	95.1
Net income attributable to non-controlling interest	—	—	—	—	(1.0)	(1.0)

Net income attributable to ON Semiconductor Corporation	$94.1	$98.7	$2.3	$101.6	$(202.6)	$94.1

Comprehensive income attributable to ON Semiconductor Corporation	$95.2	$100.0	$2.3	$101.4	$(203.7)	$95.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JULY 3, 2015

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$488.8	$4.2	$2,239.0	$(980.7)	$1,751.3
Cost of revenues (exclusive of amortization shown below)	—	329.8	0.4	1,779.3	(963.0)	1,146.5

Gross profit	—	159.0	3.8	459.7	(17.7)	604.8
Operating expenses:
Research and development	—	64.1	6.6	130.1	—	200.8
Selling and marketing	—	49.8	0.4	53.5	—	103.7
General and administrative	—	22.1	0.6	69.0	—	91.7
Amortization of acquisition related intangible assets	—	7.0	—	62.6	(2.1)	67.5
Restructuring, asset impairments and other, net	—	(0.7)	—	1.9	—	1.2
Goodwill and intangible asset impairment	—	—	—	3.7	—	3.7

Total operating expenses	—	142.3	7.6	320.8	(2.1)	468.6

Operating income (loss)	—	16.7	(3.8)	138.9	(15.6)	136.2
Other income (expense), net:
Interest expense	(10.5)	(5.3)	—	(4.1)	—	(19.9)
Interest income	—	0.3	—	0.3	—	0.6
Other	—	—	—	5.8	—	5.8
Loss on debt extinguishment	—	(0.4)	—	—	—	(0.4)
Equity in earnings	116.3	107.5	5.7	—	(229.5)	—

Other income (expense), net	105.8	102.1	5.7	2.0	(229.5)	(13.9)
Income before income taxes	105.8	118.8	1.9	140.9	(245.1)	122.3
Income tax provision	—	(2.4)	—	(14.0)	1.3	(15.1)

Net income	105.8	116.4	1.9	126.9	(243.8)	107.2
Net income attributable to non-controlling interest	—	—	—	—	(1.4)	(1.4)

Net income attributable to ON Semiconductor Corporation	$105.8	$116.4	$1.9	$126.9	$(245.2)	$105.8

Comprehensive income attributable to ON Semiconductor Corporation	$103.7	$114.3	$1.9	$123.5	$(239.7)	$103.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 27, 2014

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Revenues	$—	$347.2	$7.9	$2,024.2	$(915.2)	$1,464.1
Cost of revenues (exclusive of amortization shown below)	—	282.3	0.5	1,570.5	(915.5)	937.8

Gross profit	—	64.9	7.4	453.7	0.3	526.3
Operating expenses:
Research and development	—	25.4	5.9	131.0	—	162.3
Selling and marketing	—	40.2	0.4	51.7	—	92.3
General and administrative	—	30.5	0.6	54.6	—	85.7
Amortization of acquisition related intangible assets	—	7.5	—	13.1	(2.0)	18.6
Restructuring, asset impairments and other, net	—	1.3	—	8.6	—	9.9

Total operating expenses	—	104.9	6.9	259.0	(2.0)	368.8

Operating (loss) income	—	(40.0)	0.5	194.7	2.3	157.5
Other income (expense), net:
Interest expense	(8.2)	(6.6)	—	(1.2)	—	(16.0)
Interest income	—	0.1	—	0.3	—	0.4
Other	—	0.9	—	(1.8)	—	(0.9)
Equity in earnings	158.0	199.1	2.9	—	(360.0)	—

Other income (expense), net	149.8	193.5	2.9	(2.7)	(360.0)	(16.5)
Income before income taxes	149.8	153.5	3.4	192.0	(357.7)	141.0
Income tax benefit (provision)	—	24.6	(0.3)	(14.3)	—	10.0

Net income	149.8	178.1	3.1	177.7	(357.7)	151.0
Net income attributable to non-controlling interest	—	—	—	—	(1.2)	(1.2)

Net income attributable to ON Semiconductor Corporation	$149.8	$178.1	$3.1	$177.7	$(358.9)	$149.8

Comprehensive income attributable to ON Semiconductor Corporation	$151.9	$180.6	$3.1	$177.1	$(360.8)	$151.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 3, 2015

(in millions)

	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(4.7)	$(63.6)	$—	$253.4	$—	$185.1

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(35.9)	—	(104.4)	—	(140.3)
Proceeds from sales of property, plant and equipment	—	0.1	—	10.2	—	10.3
Purchase of businesses, net of cash acquired	—	—	—	(2.9)	—	(2.9)
Proceeds from sale of available-for-sale securities	—	—	—	4.9	—	4.9
Proceeds from sale of held-to maturity securities	—	2.0	—	—	—	2.0
Purchases of held-to-maturity securities	—	(0.7)	—	—	—	(0.7)
Contribution to subsidiaries	(405.2)	—	—	—	405.2	—

Net cash used in investing activities	(405.2)	(34.5)	—	(92.2)	405.2	(126.7)

Cash flows from financing activities:
Intercompany loans	—	(214.6)	—	214.6	—	—
Intercompany loan repayments to guarantor	—	407.6	—	(407.6)	—	—
Payments from parent	—	405.2	—	—	(405.2)	—
Proceeds from issuance of common stock under the employee stock purchase plan	7.0	—	—	—	—	7.0
Proceeds from exercise of stock options	23.7	—	—	—	—	23.7
Payments of tax withholding for restricted shares	(11.4)	—	—	—	—	(11.4)
Repurchase of common stock	(225.1)	—	—	—	—	(225.1)
Proceeds from debt issuance	690.0	41.6	—	24.3	—	755.9
Purchases of convertible note hedges	(108.9)	—	—	—	—	(108.9)
Proceeds from issuance of warrants	52.0	—	—	—	—	52.0
Payments of debt issuance and other financing costs	(17.4)	(2.1)		—	—	(19.5)
Repayment of long-term debt	—	(424.7)	—	(28.4)	—	(453.1)
Payment of capital leases obligations	—	(8.1)	—	(5.0)	—	(13.1)

Net cash provided by (used in) financing activities	409.9	204.9	—	(202.1)	(405.2)	7.5

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.0)	—	(1.0)

Net increase (decrease) in cash and cash equivalents	—	106.8	—	(41.9)	—	64.9
Cash and cash equivalents, beginning of period	—	199.9	—	311.8	—	511.7

Cash and cash equivalents, end of period	$—	$306.7	$—	$269.9	$—	$576.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 27, 2014

(in millions)

	Issuers	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Net cash (used in) provided by operating activities	$(4.7)	$14.1	$0.7	$216.4	$—	$226.5

Cash flows from investing activities:
Purchases of property, plant and equipment	—	(29.0)	(0.7)	(66.8)	—	(96.5)
Proceeds from sales of property, plant and equipment	—	—	—	0.2	—	0.2
Deposits utilized for purchases of property, plant and equipment	—	—	—	1.3	—	1.3
Purchase of businesses, net of cash acquired	—	—	—	(90.9)	—	(90.9)
Proceeds from sale of held-to maturity securities	—	116.2	—	—	—	116.2
Purchase of held-to-maturity securities	—	(2.3)	—	—	—	(2.3)
Contribution from subsidiaries	23.0	—	—	—	(23.0)	—

Net cash provided by (used in) investing activities	23.0	84.9	(0.7)	(156.2)	(23.0)	(72.0)

Cash flows from financing activities:
Intercompany loans	—	(65.3)	—	65.3	—	—
Intercompany loan repayments to guarantor	—	65.5	—	(65.5)	—	—
Payments to parent	—	(23.0)	—	—	23.0	—
Proceeds from issuance of common stock under the employee stock purchase plan	2.5	—	—	—	—	2.5
Proceeds from exercise of stock options	15.4	—	—	—	—	15.4
Payments of tax withholding for restricted shares	(5.4)	—	—	—	—	(5.4)
Repurchase of common stock	(30.8)	—	—	—	—	(30.8)
Proceeds from debt issuance	—	—	—	15.0	—	15.0
Payment of capital leases obligations	—	(19.2)	—	(1.8)	—	(21.0)
Repayment of long-term debt	—	(22.1)	—	(18.6)	—	(40.7)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	(1.2)	—	(1.2)

Net cash used in financing activities	(18.3)	(64.1)	—	(6.8)	23.0	(66.2)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.1	—	1.1

Net increase in cash and cash equivalents	—	34.9	—	54.5	—	89.4
Cash and cash equivalents, beginning of period	—	267.9	—	241.6	—	509.5

Cash and cash equivalents, end of period	$—	$302.8	$—	$296.1	$—	$598.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Please refer to the chart below for the impact of the corrections to the Condensed Consolidating Statement of Operations for the quarter and six months ended June 27, 2014 (in millions):

	Quarter Ended June 27, 2014
	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Total

Total change in gross profit	$—	$—	$—	$5.1	$—	$5.1
Total change in operating income	—	—	—	—	—	—
Total change in other income (expense), net	6.1	6.1	—	1.0	(12.2)	1.0

Total change in net income attributable to ON Semiconductor Corporation	$6.1	$6.1	$—	$6.1	$(12.2)	$6.1

Total change in comprehensive income attributable to ON Semiconductor Corporation	$6.1	$6.1	$—	$6.1	$(12.2)	$6.1

	Six Months Ended June 27, 2014
	Issuer	Guarantor Subsidiaries
	ON Semiconductor Corporation	SCI LLC	Other Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total

Total change in gross profit	$—	$—	$—	$2.5	$—	$2.5
Total change in operating income	—	—	—	—	—	—
Total change in other income (expense), net	3.4	3.4	—	0.9	(6.8)	0.9

Total change in net income attributable to ON Semiconductor Corporation	$3.4	$3.4	$—	$3.4	$(6.8)	$3.4

Total change in comprehensive income attributable to ON Semiconductor Corporation	$3.4	$3.4	$—	$3.4	$(6.8)	$3.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), filed with the Commission on February 27, 2015, and our unaudited consolidated financial statements for the fiscal quarter and six months ended July 3, 2015, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2014 Form 10-K.

Company Highlights for the Quarter Ended July 3, 2015

•	Total revenues of approximately $880.5 million

•	Gross margin of approximately 34.6%

•	Net income of $0.12 per diluted share

•	Issued $690.0 million of the Company’s 1.00% Notes

•	Completed the repurchase of approximately 10.4 million shares of common stock for approximately $131.1 million under our previously announced share repurchase program

•	Amended the Senior Revolving Credit Facility, increased the borrowing capacity to $1.0 billion and reset the five year maturity

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 4% during 2015 through 2017. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 49,000 products as of July 3, 2015 and we shipped approximately 24.5 billion units in the first six months of 2015, as compared to 22.3 billion units in the first six months of 2014. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of July 3, 2015, we were organized into four operating segments, which also represented our four reporting segments: Application Products Group, Standard Products Group, Image Sensor Group and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy. The Company’s Image Sensor Group was established during the third quarter of 2014 following the Company’s acquisitions of Truesense and Aptina. Previously reported information has been recast to reflect the current reportable segments.

As many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices associated with our reportable segments and may move product families or individual devices from one reportable segment to another.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. Such actions continued in 2014 within our System Solutions Group and certain less significant activities occurred during 2015. See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Third Quarter 2015 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $890 to $930 million in the third quarter of 2015. Backlog levels for the third quarter of 2015 represent approximately 80% to 85% of our anticipated third quarter 2015 revenues. For the third quarter of 2015, we estimate that gross margin as a percentage of revenues will be approximately 34% to 36%.

Results of Operations

Our results of operations for the quarter and six months ended July 3, 2015 include the results of operations from our acquisitions of Aptina and Truesense on August 15, 2014 and April 30, 2014, respectively.

Revision of Previously-Issued Financial Statements

As disclosed in our 2014 Form 10-K, we identified errors in our financial statements for first three quarters of the fiscal year ended December 31, 2014, as included in our 2014 quarterly reports on Form 10-Q, and revised our previously issued financial statements to record a deferred tax asset in a foreign subsidiary in a prior period, and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended June 27, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

All financial information contained herein has been revised to reflect the correction of these errors. See Note 1: “Background and Basis of Presentation” of the notes to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Quarter Ended July 3, 2015 Compared to the Quarter Ended June 27, 2014

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 3, 2015 and June 27, 2014 (in millions):

	Quarter Ended
	July 3, 2015	June 27, 2014	Dollar Change
Revenues	$880.5	$757.6	$122.9
Cost of revenues (exclusive of amortization shown below)	576.1	479.5	96.6

Gross profit	304.4	278.1	26.3
Operating expenses:
Research and development	100.4	84.2	16.2
Selling and marketing	50.4	47.9	2.5
General and administrative	45.0	44.7	0.3
Amortization of acquisition-related intangible assets	33.6	10.4	23.2
Restructuring, asset impairments and other, net	3.5	4.1	(0.6)
Goodwill and intangible asset impairment	3.7	—	3.7

Total operating expenses	236.6	191.3	45.3

Operating income	67.8	86.8	(19.0)

Other (expense) income, net:
Interest expense	(10.7)	(7.9)	(2.8)
Interest income	0.3	0.2	0.1
Other	2.1	(0.2)	2.3
Loss on debt extinguishment	(0.4)	—	(0.4)

Other (expense) income, net	(8.7)	(7.9)	(0.8)

Income before income taxes	59.1	78.9	(19.8)
Income tax (provision) benefit	(7.7)	16.2	(23.9)

Net income	51.4	95.1	(43.7)
Less: Net income attributable to non-controlling interest	(0.7)	(1.0)	0.3

Net income attributable to ON Semiconductor Corporation	$50.7	$94.1	$(43.4)

Revenues

Revenues were $880.5 million and $757.6 million for the quarters ended July 3, 2015 and June 27, 2014, respectively. The increase in revenues for the quarter ended July 3, 2015 compared to the quarter ended June 27, 2014 was primarily attributed to approximately $149.3 million of additional revenue in the Image Sensor Group provided by the acquisitions of Aptina and Truesense, along with increases from our Standard Products Group, which experienced greater revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our Application Products Group in the wireless and computing end-markets and decreases in our System Solutions Group due to a devaluation of the Yen and a softening of the Japanese consumer end-markets.

As compared to the quarter ended June 27, 2014, we experienced an increase in revenue of approximately 16% resulting from the revenue contribution from our acquisitions of Aptina and Truesense along with favorable changes in volume and mix, partially offset by a decline in average selling prices of approximately 1%.

Revenues by reportable segment for the quarters ended July 3, 2015 and June 27, 2014 were as follows (dollars in millions):

	Quarter Ended July 3, 2015	As a % of Total Revenue (1)	Quarter Ended June 27, 2014	As a % of Total Revenue (1)
Application Products Group	$263.5	29.9%	$276.9	36.5%
Image Sensor Group	173.2	19.7%	24.3	3.2%
Standard Products Group	307.8	35.0%	303.7	40.1%
System Solutions Group	136.0	15.4%	152.7	20.2%

Total revenues	$880.5		$757.6

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $13.4 million, or approximately 5%, from the second quarter of 2014 to the second quarter of 2015. This decrease is primarily attributable to a $13.0 million, or approximately 12%, decrease in revenues from our analog products.

Revenues from the Image Sensor Group increased by $148.9 million from the second quarter of 2014 to the second quarter of 2015. This increase is attributable to revenue provided by the 2014 acquisitions of Aptina and Truesense, which generated approximately $149.3 million of revenue during the second quarter of 2015.

Revenues from the Standard Products Group increased by $4.1 million, or approximately 1%, from the second quarter of 2014 to the second quarter of 2015. This increase is primarily attributable to a $7.7 million, or approximately 48%, increase in revenue from our memory products, combined with an increase in revenues from our analog products of $4.3 million, or approximately 5%. These increases are the result of an improved demand environment and are partially offset by a $7.9 million, or approximately 13%, decrease in revenues from our TMOS products.

Revenues from the System Solutions Group decreased by $16.7 million, or approximately 11%, from the second quarter of 2014 to the second quarter of 2015. This decrease resulted from a decrease in demand from the Japanese consumer end-markets and an increase in competition in other regions, causing a decrease in revenue from LSI products of approximately $16.4 million, or approximately 17%.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended July 3, 2015 and June 27, 2014 are summarized as follows (dollars in millions):

	Quarter Ended July 3, 2015	As a % of Total Revenue (1)	Quarter Ended June 27, 2014	As a % of Total Revenue (1)
United States	$140.8	16.0%	$126.1	16.6%
Japan	64.8	7.4%	66.8	8.8%
Hong Kong	224.0	25.4%	220.9	29.2%
Singapore	294.6	33.5%	189.7	25.0%
United Kingdom	119.2	13.5%	118.3	15.6%
Other	37.1	4.2%	35.8	4.7%

Total	$880.5		$757.6

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended July 3, 2015 and June 27, 2014, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended July 3, 2015 and June 27, 2014 was as follows (dollars in millions):

	Quarter Ended July 3, 2015	As a % of Segment Revenue (1)	Quarter Ended June 27, 2014	As a % of Segment Revenue (1)
Application Products Group	$117.2	44.5%	$125.2	45.2%
Image Sensor Group	51.7	29.8%	11.7	48.1%
Standard Products Group	104.3	33.9%	110.2	36.3%
System Solutions Group	26.2	19.3%	31.0	20.3%

Gross profit by segment	$299.4		$278.1

Unallocated manufacturing benefit (costs) (2)	5.0	0.6%	—	—%

Total gross profit	$304.4	34.6%	$278.1	36.7%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing benefit (costs) are shown as a percentage of total revenue.

Our gross profit was $304.4 million in the second quarter of 2015 compared to $278.1 million in the second quarter of 2014. The gross profit increase of $26.3 million, or approximately 9%, during the second quarter of 2015 is primarily due to the impact of our recent acquisitions.

Gross profit as a percentage of revenues decreased from approximately 36.7% in the second quarter of 2014 to approximately 34.6% in the second quarter of 2015. This decrease was primarily driven by a larger proportion of revenues generated from our Image Sensor Group which experienced lower gross margin levels than our Application Products Group and Standard Products Group, partially offset by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $100.4 million for the second quarter of 2015, compared to $84.2 million for the second quarter of 2014, representing an increase of $16.2 million, or approximately 19%. This increase is primarily associated with approximately $21.3 million of expenses attributable to the operations of Aptina and Truesense, partially offset by decreased performance-based compensation and decreases in our System Solutions Group attributable to decreased payroll related expenses resulting from our 2014 restructuring and cost saving activities along with the impact from a devaluation of the Yen.

Selling and marketing expenses were $50.4 million for the second quarter of 2015, compared to $47.9 million for the second quarter of 2014, representing an increase of $2.5 million, or approximately 5%. This increase is primarily associated with approximately $7.9 million of expenses attributable to the operations of Aptina and Truesense, partially offset by decreased performance-based compensation in our Application Products Group, Standard Products Group and System Solutions Group.

General and administrative expenses were $45.0 million for the second quarter of 2015, compared to $44.7 million in the second quarter of 2014, representing an increase of $0.3 million, or approximately 1%. This increase is primarily associated with approximately $4.4 million of expenses attributable to the operations of Aptina and Truesense, partially offset by $3.7 million of acquisition related expenses which were incurred during the second quarter of 2014 that were not also incurred during the second quarter of 2015.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $33.6 million and $10.4 million for the quarters ended July 3, 2015 and June 27, 2014, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $3.5 million for the quarter ended July 3, 2015 compared to expense of $4.1 million for the quarter ended June 27, 2014. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended July 3, 2015

During the quarter ended July 3, 2015, we recorded approximately $3.2 million of charges related to our restructuring programs, primarily consisting of $2.7 million of employee separation charges from our European marketing organization relocation plan and $0.3 million of business combination severance charges.

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

Additionally, during the quarter ended June 27, 2014, we recorded approximately $1.7 million of restructuring charges related to our previously announced plan to close our KSS facility.

Goodwill and Intangible Asset Impairment

During the quarter ended July 3, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded a related impairment loss of $3.7 million included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income, see Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $2.8 million to $10.7 million during the quarter ended July 3, 2015 compared to $7.9 million during the quarter ended June 27, 2014. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended July 3, 2015 was $1,270.5 million at a weighted-average interest rate of approximately 3.3%, compared to $912.6 million at a weighted-average interest rate of approximately 3.5% during the quarter ended June 27, 2014.

Other

Other income increased by $2.3 million from an expense of $0.2 million for the quarter ended June 27, 2014 to income of $2.1 million for the quarter ended July 3, 2015, primarily attributable to the gain on sale of available-for-sale securities.

Loss on Debt Extinguishment

During the quarter ended July 3, 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1 billion and reset the Facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the Facility, resulting in a loss on debt extinguishment during the quarter ended July 3, 2015.

Provision for Income Taxes

We recorded an income tax provision of $7.7 million and an income tax benefit of $16.2 million during the quarters ended July 3, 2015 and June 27, 2014, respectively.

The income tax provision for the quarter ended July 3, 2015, consisted of $8.5 million for income and withholding taxes of certain of our foreign and domestic operations and $0.7 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $1.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended July 3, 2015 and $0.1 million for the effects of income tax rate changes in certain of our foreign jurisdictions.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended July 3, 2015 was 13.0%, which differs from the U.S. statutory federal income tax rate of 35%. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of July 3, 2015, which is not expected to have a material effect on our cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Results of Operations

Six Months Ended July 3, 2015 Compared to the Six Months Ended June 27, 2014

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended July 3, 2015 and June 27, 2014 (in millions):

	Six Months Ended
	July 3, 2015	June 27, 2014	Dollar Change
Revenues	$1,751.3	$1,464.1	$287.2
Cost of revenues (exclusive of amortization shown below)	1,146.5	937.8	208.7

Gross profit	604.8	526.3	78.5
Operating expenses:
Research and development	200.8	162.3	38.5
Selling and marketing	103.7	92.3	11.4
General and administrative	91.7	85.7	6.0
Amortization of acquisition-related intangible assets	67.5	18.6	48.9
Restructuring, asset impairments and other, net	1.2	9.9	(8.7)
Goodwill and intangible asset impairment	3.7	—	3.7

Total operating expenses	468.6	368.8	99.8

Operating income	136.2	157.5	(21.3)

Other (expense) income, net:
Interest expense	(19.9)	(16.0)	(3.9)
Interest income	0.6	0.4	0.2
Other	5.8	(0.9)	6.7
Loss on debt extinguishment	(0.4)	—	(0.4)

Other (expense) income, net	(13.9)	(16.5)	2.6

Income before income taxes	122.3	141.0	(18.7)
Income tax (provision) benefit	(15.1)	10.0	(25.1)

Net income	107.2	151.0	(43.8)
Less: Net income attributable to non-controlling interest	(1.4)	(1.2)	(0.2)

Net income attributable to ON Semiconductor Corporation	$105.8	$149.8	$(44.0)

Revenues

Revenues were $1,751.3 million and $1,464.1 million for the six months ended July 3, 2015 and June 27, 2014, respectively. The increase in revenues for the six months ended July 3, 2015 compared to the six months ended June 27, 2014 was primarily attributed to approximately $308.1 million of additional revenue in the Image Sensor Group provided by the acquisitions of Aptina and Truesense, along with our Standard Products Group, which experienced an increase in revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our Application Products Group in the wireless and computing end-markets along with decreases in our System Solutions Group due to a devaluation of the Yen and a softening of the Japanese consumer end-markets.

As compared to the six months ended June 27, 2014, we experienced an increase in revenue of approximately 20% resulting from the revenue contribution from our acquisitions of Aptina and Truesense along with favorable changes in volume and mix, partially offset by a decline in average selling prices of approximately 8%.

Revenues by reportable segment for the six months ended July 3, 2015 and June 27, 2014 were as follows (dollars in millions):

	Six Months Ended July 3, 2015	As a % of Total Revenue (1)	Six Months Ended June 27, 2014	As a % of Total Revenue (1)
Application Products Group	$527.8	30.1%	$544.5	37.2%
Image Sensor Group	343.7	19.6%	36.2	2.5%
Standard Products Group	611.0	34.9%	596.6	40.7%
System Solutions Group	268.8	15.3%	286.8	19.6%

Total revenues	$1,751.3		$1,464.1

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $16.7 million, or approximately 3%, from the six months ended June 27, 2014 to the six months ended July 3, 2015. This decrease is primarily attributable to a $20.9 million, or approximately 10%, decrease in revenues from our analog products, partially offset by an increase in revenues from our ASIC products of $6.4 million, or approximately 2%.

Revenues from the Image Sensor Group increased by $307.5 million from the six months ended June 27, 2014 to the six months ended July 3, 2015. This increase is primarily attributable to revenue provided by the 2014 acquisitions of Aptina and Truesense, which generated approximately $308.1 million of revenue during the six months ended July 3, 2015.

Revenues from the Standard Products Group increased by $14.4 million, or approximately 2%, from the six months ended June 27, 2014 to the six months ended July 3, 2015. This increase is primarily attributable to a $10.5 million, or approximately 7%, increase in revenue from our analog products, combined with an increase in revenues from our memory products of $10.0 million, or approximately 32%, and an increase in revenues from our discrete products of $6.5 million, or approximately 3%, partially offset by a decrease in revenue from our TMOS products of $11.2 million, or approximately 9%.

Revenues from the System Solutions Group decreased by $18.0 million, or approximately 6%, from the six months ended June 27, 2014 to the six months ended July 3, 2015. This decrease is primarily attributable to a $22.3 million, or approximately 12%, decrease in revenue from our LSI products from a softening of the Japanese consumer end-markets and an increase in competition in other regions, partially offset by a $3.5 million, or approximately 8%, increase in revenues from our discrete products.

Revenues by geographic location for the six months ended July 3, 2015 and June 27, 2014 were as follows (dollars in millions):

	Six Months Ended July 3, 2015	As a % of Total Revenue (1)	Six Months Ended June 27, 2014	As a % of Total Revenue (1)
United States	$272.6	15.6%	$238.1	16.3%
Japan	127.4	7.3%	132.1	9.0%
Hong Kong	415.2	23.7%	423.6	28.9%
Singapore	610.9	34.9%	370.1	25.3%
United Kingdom	248.9	14.2%	235.5	16.1%
Other	76.3	4.4%	64.7	4.4%

Total	$1,751.3		$1,464.1

(1)	Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended July 3, 2015 and June 27, 2014, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the six months ended July 3, 2015 and June 27, 2014 was as follows (dollars in millions):

	Six Months Ended July 3, 2015	As a % of Segment Revenue (1)	Six Months Ended June 27, 2014	As a % of Segment Revenue (1)
Application Products Group	$236.0	44.7%	$243.0	44.6%
Image Sensor Group	101.8	29.6%	20.0	55.2%
Standard Products Group	217.9	35.7%	216.4	36.3%
System Solutions Group	52.7	19.6%	56.0	19.5%

Gross profit by segment	$608.4		$535.4

Unallocated manufacturing costs (2)	(3.6)	(0.2)%	(9.1)	(0.6)%

Total gross profit	$604.8	34.5%	$526.3	35.9%

(1)	Certain amounts may not total due to rounding of individual amounts.
(2)	Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $604.8 million during the six months ended July 3, 2015 compared to $526.3 million during the six months ended June 27, 2014. The gross profit increase of $78.5 million, or approximately 15%, during the six months ended July 3, 2015 is primarily due to the impact of our recent acquisitions.

Gross profit as a percentage of revenues decreased from approximately 35.9% during the six months ended June 27, 2014 to approximately 34.5% during the six months ended July 3, 2015. This decrease was primarily driven by a larger proportion of revenues generated from our Image Sensor Group which experienced lower gross margin levels than our Application Products Group and Standard Products Group, partially offset by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $200.8 million for the six months ended July 3, 2015 compared to $162.3 million for the six months ended June 27, 2014, representing an increase of $38.5 million, or approximately 24%. This increase is primarily associated with approximately $41.6 million of expenses attributable to the operations of Aptina and Truesense.

Selling and marketing expenses were $103.7 million for the six months ended July 3, 2015 compared to $92.3 million for the six months ended June 27, 2014, representing an increase of $11.4 million, or approximately 12%. This increase is primarily associated with approximately $15.3 million of expenses attributable to the operations of Aptina and Truesense, partially offset by decreased performance-based compensation in our Application Products Group, Standard Products Group and System Solutions Group.

General and administrative expenses were $91.7 million for the six months ended July 3, 2015 compared to $85.7 million for the six months ended June 27, 2014, representing an increase of $6.0 million, or approximately 7%. This increase is primarily associated with approximately $9.4 million of expenses attributable to the operations of Aptina and Truesense, partially offset by decreased performance-based compensation in our Application Products Group, Standard Products Group and System Solutions Group and $4.0 million of acquisition related expenses which were incurred six months ended June 27, 2014 that were not also incurred during the six months ended July 3, 2015.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $67.5 million and $18.6 million for the six months ended July 3, 2015 and June 27, 2014, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $1.2 million for the six months ended July 3, 2015 compared to $9.9 million for the six months ended June 27, 2014. The information below summarizes certain activities for each respective period. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Six Months Ended July 3, 2015

During the six months ended July 3, 2015, we recorded approximately $1.2 million of net charges related to our restructuring programs, consisting primarily of $3.5 million of employee separation charges from our European marketing organization relocation plan and $0.7 million of business combination severance charges, partially offset by a $3.4 million gain from the sale of assets and the change in foreign currency for our KSS facility.

Six Months Ended June 27, 2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for certain employees of our System Solutions Group subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire pursuant to the Q4 2013 Voluntary Retirement Program, all of which had retired by December 31, 2014.

During the six months ended June 27, 2014, we recorded net charges of $2.8 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $7.3 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $4.5 million.

Additionally, during the six months ended June 27, 2014, we recorded approximately $5.3 million of net charges related to our previously announced plan to close our KSS facility.

Goodwill and Intangible Asset Impairment

During the six months ended July 3, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded a related impairment loss of $3.7 million included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $3.9 million to $19.9 million during the six months ended July 3, 2015 compared to $16.0 million during the six months ended June 27, 2014. Our average long-term debt balance (including current maturities and net of debt discount) during the six months ended July 3, 2015 was $1,285.4 million at a weighted-average interest rate of approximately 3.1%, compared to $923.6 million at a weighted-average interest rate of approximately 3.5% during the six months ended June 27, 2014.

Other

Other income increased by $6.7 million from an expense of $0.9 million for the six months ended June 27, 2014 to income of $5.8 million for the six months ended July 3, 2015. The increase is primarily attributable to the gain on sale of available-for-sale securities.

Loss on Debt Extinguishment

During the six months ended July 3, 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1 billion and reset the facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the facility, resulting in a loss on debt extinguishment during the six months ended July 3, 2015.

Provision for Income Taxes

We recorded an income tax provision of $15.1 million and an income tax benefit of $10.0 million during the six months ended July 3, 2015 and June 27, 2014, respectively.

The income tax provision for the six months ended July 3, 2015, consisted of $14.9 million for income and withholding taxes of certain of our foreign and domestic operations and $1.8 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $1.5 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the six months ended July 3, 2015 and $0.1 million for the effects of income tax rate changes in certain of our foreign jurisdictions.

The income tax benefit for the six months ended June 27, 2014 consisted of the reversal of $21.5 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $3.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the six months ended June 27, 2014, partially offset by $12.9 million for income and withholding taxes of certain of our foreign and domestic operations and $2.2 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the six months ended July 3, 2015 was 12.3%, which differs from the U.S. statutory federal income tax rate of 35% due to our domestic tax losses and tax rate differential in our foreign subsidiaries, as well as the reversal of valuation allowances and certain reserves and interest for potential liabilities in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the six months ended July 3, 2015. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of July 3, 2015, which is not expected to have a material effect on the Company’s cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of July 3, 2015, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2014 Form 10-K, except for the repayment of the revolving credit facility and the issuance of the 1.00% Notes. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our revolving credit facility) see Note 10: “Commitments and Contingencies” and for pension plan information see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $577.9 million as of July 3, 2015. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at July 3, 2015 include approximately $311.7 million available within the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

We hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, the repurchase of common stock, debt repurchases, payments and acquisitions. If we are unable to address our United States cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to; material purchase commitments; agreements to mitigate collection risk; leases; utilities; or customs guarantees. As of July 3, 2015, our senior revolving credit facility included a $15.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of July 3, 2015. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.6 million as of July 3, 2015.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $123.7 million as of July 3, 2015. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $207.5 million as of July 3, 2015. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $117.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments, the repurchase of our stock and other Company securities, debt service, including principal and interest, and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and short-term investments. We also have the ability to utilize our senior revolving credit facility.

During the quarter and six months ended July 3, 2015, we issued $690.0 million of our 1.00% Notes and used a portion of the proceeds to pay down amounts previously drawn on our senior revolving credit facility. We also increased the borrowing capacity of our senior revolving credit facility from $800.0 million to $1.0 billion and reset the five year maturity. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On August 15, 2014, we completed the purchase of Aptina, for a total purchase price of $405.4 million in cash, $40.0 million of which was held in escrow as of July 3, 2015. See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

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

Our ability to service our long-term debt, including our 1.00% Notes and 2.625% Notes, Series B, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. For example, during the six months ended July 3, 2015, we paid $140.3 million for capital expenditures, while during the six months ended June 27, 2014, we paid $96.5 million for capital expenditures. Our current projection for capital expenditures for the remainder of 2015 is approximately $120 million to $130 million, of which our current minimum contractual commitment for the remainder of 2015 is approximately $72.9 million. Our current minimum contractual capital expenditure commitment for 2016 and thereafter is approximately $15.2 million. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Six Months Ended
	July 3, 2015	June 27, 2014
Summarized cash flow from operating activities
Net income	$107.2	$151.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178.6	110.3
Write-down of excess inventories	28.2	11.5
Non-cash goodwill and intangible asset impairment charges	3.7	—
Non-cash share-based compensation expense	25.4	21.9
Change in deferred taxes	(0.4)	(19.6)
Other adjustments	(3.3)	5.4
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(73.1)	(44.0)
Inventories	(41.3)	(15.9)
Other assets	7.1	—
Deferred income on sales to distributors	(10.0)	22.1
Other changes in assets and liabilities	(37.0)	(16.2)

Net cash provided by operating activities	$185.1	$226.5

Our cash flows provided by operating activities for the six months ended July 3, 2015 decreased by $41.4 million compared to the six months ended June 27, 2014. The decrease is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, including cash and cash equivalents and short-term investments, was $611.8 million at July 3, 2015 and has fluctuated between $611.8 million and $913.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the six months ended July 3, 2015, our working capital was significantly impacted by the issuance of the 1.00% Notes, the repayment of amounts drawn on the revolving credit facility, the repurchase of the Company’s common stock and our capital expenditures. See Note 7: “Long-Term Debt” and also see Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $140.3 million during the six months ended July 3, 2015, compared to cash capital expenditures of $96.5 million during the six months ended June 27, 2014. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the six months ended July 3, 2015. Set forth below is a summary of certain key financing events during the six months ended July 3, 2015. For further information with respect to our debt instruments, see Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Issuance of 1.00% Notes

During the second quarter of 2015, we completed a private unregistered offering for an aggregate principal amount of $690.0 million of our 1.00% Notes. The 1.00% Notes mature on December 1, 2020, unless earlier purchased or converted. We concurrently entered into convertible note hedge and warrant transactions with certain institutional counterparties. A portion of the proceeds from the offering were used to finance the hedge and warrant transactions associated with the issuance of the 1.00% Notes, to pay down the senior revolving credit facility and to repurchase $70.0 million shares of our common stock. See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to the 1.00% Notes.

Amended Senior Revolving Credit Facility

During the second quarter of 2015, we amended our $800.0 million senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the five year maturity. See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our senior revolving credit facility.

Share Repurchase Program

During the six months ended July 3, 2015, we purchased 10.4 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of $131.1 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $12.59. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-Q for additional information. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this Form 10-Q for information with respect to our share repurchase program.

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

Debt Guarantees and Related Covenants

Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries.

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries, as defined in Note 16: “Guarantor and Non-Guarantor Statements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, on the terms described in the indenture for such notes. As of July 3, 2015, we believe that we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

As of July 3, 2015, our long-term debt (including current maturities) totaled $1,378.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,013.9 million as of July 3, 2015. We do have interest rate exposure with respect to the $364.3 million balance of our variable interest rate debt outstanding as of July 3, 2015. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.8 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at July 3, 2015 and December 31, 2014 was $90.9 million and $145.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $15.3 million as of July 3, 2015, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

On August 15, 2014, we acquired Aptina, which operated under its own set of systems and internal controls. Aptina’s systems and control environment have been integrated into the Company’s system and control environment as of July 3, 2015.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 3, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes in our assessment of our risk factors included in our 2014 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2014 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2014 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

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

The semiconductor industry is characterized by significant price erosion, especially after a product has been on the market for a significant period of time.

One of the results of the rapid innovation in the semiconductor industry is that pricing pressure, especially with respect to products containing older technology, can be intense. Product life cycles are relatively short and, as a result, products tend to be replaced by more technologically advanced substitutes on a frequent basis. In turn, demand for older technology falls, causing the price at which such products can be sold to drop, in some cases precipitously. In order to continue to profitably supply these products, we must reduce our production costs in line with the lower prices we can expect to receive per unit. Usually, this must be accomplished through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of these products. Moreover, we may not be able to cease production of such products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products. Should reductions in our manufacturing costs fail to keep pace with reductions in market prices for the products we sell, this could have a material adverse effect on our business or prospects.

A significant amount of our international business is transacted in local currency and a significant percentage of our cash and cash equivalents are held outside of the United States, which exposes us to risk relating to currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs, which could negatively impact our sales, profitability and financial flexibility.

We have sizeable sales and operations in Asia and European regions. A significant amount of this business is transacted in local currency. As a result, our financial performance is impacted by currency fluctuations.

A significant percentage of our cash and cash equivalents is currently held outside the United States, and we continue to generate profits outside of the United States, while many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in U.S. dollars.

Repatriation of some of the funds held outside the United States could have potential adverse tax consequences and could be subject to delay because of required local country approvals or local obligations. In addition, at times we are required to make cash deposits to support bank guarantees of our obligations under certain office leases or amounts we owe to certain vendors from whom we purchase goods and services. Nearly all of these arrangements are outside of the United States, and these cash deposits are not available for other uses as long as the bank guarantees are outstanding. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have an adverse effect on our ability to make interest and principal payments due under our various debt obligations. Our balance of cash, cash equivalents and short-term investments was $517.8 million at December 31, 2014 and $577.9 million at July 3, 2015, and of those amounts, approximately $203.6 million and $311.7 million was available in the United States at December 31, 2014 and July 3, 2015, respectively.

Risks Related to our 1.00% Notes

Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Note in a timely manner.

In June 2015, we issued $690.0 million aggregate principal amount of 1.00% convertible senior notes due 2020 (the “1.00% Notes”). Holders of the 1.00% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the indenture governing the 1.00% Notes) at a repurchase price equal to 100% of the principal amount of the 1.00% Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 1.00% Notes being converted. Moreover, we will be required to repay the 1.00% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes, repurchase the 1.00% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes, we would be required to issue significant amounts of our common stock, which dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes following a fundamental change, we would be in default under the terms of the 1.00% Notes, which could cross default other debt and materially, adversely harm our business. The terms of the 1.00% Notes do not limit the amount of future indebtedness we may incur, and if we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion feature of the 1.00% Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 1.00% Notes is triggered, holders of the 1.00% Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 1.00% Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, if the conditional conversion feature of the 1.00% Notes is triggered, even if holders do not elect to convert their 1.00% Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 1.00% Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Note hedge and warrant transactions we have entered into may affect the value of the 1.00% Notes and our common stock.

Concurrently with the issuance of the 1.00% Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the “option counterparties.” The convertible note hedges are expected to reduce the potential dilution upon any conversion of the 1.00% Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 1.00% Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds $25.96.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the 1.00% Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 1.00% Notes (and are likely to do so during any observation period related to a conversion of 1.00% Notes or following any repurchase of Notes by us on any fundamental change repurchase date or otherwise). The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We are subject to counterparty risk with respect to the note hedge transactions.

The option counterparties are financial institutions or affiliates of financial institutions, and we will be subject to the risk that these option counterparties may default under the note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If one or more of the option counterparties to one or more of our note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions.

Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the option counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended July 3, 2015. See also Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity-Share Repurchase Program” included elsewhere in this Form 10-Q for additional information with respect to the Company’s share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
April 4, 2015 - May 1, 2015	1,701,952	$11.75	1,701,952	859,158,356
May 2, 2015 - May 29, 2015	1,124,020	12.45	1,124,020	845,159,058

May 30, 2015 - July 3, 2015 (3)	7,575,453	12.80	7,575,453	748,161,211

Total	10,401,425	$12.59	10,401,425

(1)	These time periods represent our fiscal month start and end dates for the second quarter of 2015.
(2)	On December 1, 2014, we announced a capital allocation policy and a new share repurchase program pursuant to the capital allocation policy (the “2014 Share Repurchase Program”) for up to $1 billion, exclusive of any fees, commissions or other expenses, of our common stock over a four year period effective December 1, 2014.
(3)	Includes 5.4 million shares, totaling $70.0 million, that were repurchased in connection with the 1.00% Notes. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt.

Under the 2014 Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and the execution of the program is subject to a variety of factors including the discretion of our Board of Directors. During the second quarter of 2015, we repurchased 10.4 million shares of common stock under the 2014 Share Repurchase Program for an aggregate purchase price of $131.1 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $12.59. These repurchases were made in open market transactions, with the exception of the $70.0 million as discussed above, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. As of July 3, 2015, $748.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance-based restricted stock units issued to employees.

1.00% Note Issuance

See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a description of the transactions associated with our 1.00% Notes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1	Indenture, dated June 8, 2015, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

4.2	Form of Global 1.00% Convertible Senior Note due 2020 (included in Exhibit 4.1)

10.1	Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto, as amended by Amendment No. 1 thereto dated as of May 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015)

10.2	Amendment No. 2, dated as of June 1, 2015, to Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among the Company, Semiconductor Components Industries, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015)

10.3	Form of Convertible Note Hedge Confirmation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.4	Form of Warrant Confirmation (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.5	Second Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 20, 2015(1)(2)

10.6	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015(1)(2)

10.7	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2015 form of performance based award for Senior Vice Presidents and above)(1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Management contract or compensation plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: August 3, 2015	By:	/s/ BERNARD GUTMANN
Bernard Gutmann

Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1	Indenture, dated June 8, 2015, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

4.2	Form of Global 1.00% Convertible Senior Note due 2020 (included in Exhibit 4.1)

10.1	Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto, as amended by Amendment No. 1 thereto dated as of May 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015)

10.2	Amendment No. 2, dated as of June 1, 2015, to Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among the Company, Semiconductor Components Industries, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015)

10.3	Form of Convertible Note Hedge Confirmation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.4	Form of Warrant Confirmation (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.5	Second Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 20, 2015(1)(2)

10.6	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015(1)(2)

10.7	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2015 form of performance based award for Senior Vice Presidents and above)(1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(2)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Management contract or compensation plan, contract, or arrangement.
(2)	Filed herewith.
(3)	Furnished herewith.