Form 10-Q
period 2015-10-02
ON SEMICONDUCTOR CORP
filed 2015-10-30
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 28, 2015:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	412,702,059

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
CMOS	Complementary Metal Oxide Semiconductor
Commission	The Securities and Exchange Commission
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-Process Research and Development
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LSI	Large Scale Integration
Motorola	Motorola Inc.
SCI LLC	Semiconductor Components Industries, LLC
SMBC	Sumitomo Mitsui Banking Corporation
Truesense	Truesense Imaging, Inc.
TMOS	T Metal Oxide Semiconductor
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	October 2, 2015	December 31, 2014
Assets
Cash and cash equivalents	$556.8	$511.7
Short-term investments	0.8	6.1
Receivables, net	505.9	417.5
Inventories	754.0	729.9
Other current assets	135.2	140.6

Total current assets	1,952.7	1,805.8
Property, plant and equipment, net	1,256.1	1,203.9
Goodwill	271.3	263.8
Intangible assets, net	360.1	458.5
Other assets	109.9	91.0

Total assets	$3,950.1	$3,823.0

Liabilities and Stockholders’ Equity
Accounts payable	$361.9	$378.2
Accrued expenses	306.4	287.9
Deferred income on sales to distributors	130.4	165.1
Current portion of long-term debt (See Note 7)	539.3	209.6

Total current liabilities	1,338.0	1,040.8
Long-term debt (See Note 7)	868.4	983.0
Other long-term liabilities	162.6	151.8

Total liabilities	2,369.0	2,175.6

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 532,553,825 and 524,615,562 shares issued, 412,573,664 and 434,100,017 shares outstanding, respectively)	5.3	5.2
Additional paid-in capital	3,404.0	3,281.2
Accumulated other comprehensive loss	(44.1)	(41.5)
Accumulated deficit	(763.5)	(915.6)
Less: Treasury stock, at cost: 119,980,161 and 90,515,545 shares, respectively	(1,043.4)	(702.8)

Total ON Semiconductor Corporation stockholders’ equity	1,558.3	1,626.5
Non-controlling interest in consolidated subsidiary	22.8	20.9

Total stockholders’ equity	1,581.1	1,647.4

Total liabilities and equity	$3,950.1	$3,823.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Revenues	$904.2	$833.5	$2,655.5	$2,297.6
Cost of revenues (exclusive of amortization shown below)	595.7	552.6	1,742.2	1,490.4

Gross profit	308.5	280.9	913.3	807.2
Operating expenses:
Research and development	104.9	93.4	305.7	255.7
Selling and marketing	52.3	51.1	156.0	143.4
General and administrative	44.9	48.5	136.6	134.2
Amortization of acquisition-related intangible assets	33.6	21.0	101.1	39.6
Restructuring, asset impairments and other, net	3.3	10.1	4.5	20.0
Goodwill and intangible asset impairment	0.1	—	3.8	—

Total operating expenses	239.1	224.1	707.7	592.9

Operating income	69.4	56.8	205.6	214.3

Other (expense) income, net:
Interest expense	(14.9)	(8.6)	(34.8)	(24.6)
Interest income	0.2	0.2	0.8	0.6
Other	2.1	(1.2)	7.9	(2.1)
Loss on debt extinguishment	—	—	(0.4)	—

Other (expense) income, net	(12.6)	(9.6)	(26.5)	(26.1)

Income before income taxes	56.8	47.2	179.1	188.2
Income tax (provision) benefit	(10.0)	(6.3)	(25.1)	3.7

Net income	46.8	40.9	154.0	191.9
Less: Net income attributable to non-controlling interest	(0.5)	(0.4)	(1.9)	(1.6)

Net income attributable to ON Semiconductor Corporation	$46.3	$40.5	$152.1	$190.3

Comprehensive income (loss), net of tax:
Net income	$46.8	$40.9	$154.0	$191.9

Foreign currency translation adjustments	0.2	1.9	0.2	1.3
Effects of cash flow hedges	0.4	(1.2)	1.7	1.5
Effects of available-for-sale securities	(1.1)	—	(4.5)	—

Other comprehensive (loss) income, net of tax of $0.0 million	(0.5)	0.7	(2.6)	2.8

Comprehensive income	46.3	41.6	151.4	194.7
Comprehensive income attributable to non-controlling interest	(0.5)	(0.4)	(1.9)	(1.6)

Comprehensive income attributable to ON Semiconductor Corporation	$45.8	$41.2	$149.5	$193.1

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.11	$0.09	$0.36	$0.43

Diluted	$0.11	$0.09	$0.35	$0.43

Weighted-average common shares outstanding:
Basic	413.7	440.7	424.0	440.7

Diluted	417.5	444.9	431.3	444.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	October 2, 2015	September 26, 2014
Cash flows from operating activities:
Net income	$154.0	$191.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267.8	182.4
Gain on sale or disposal of fixed assets	(4.1)	(0.6)
Loss on debt extinguishment	0.4	—
Amortization of debt issuance costs	1.9	1.0
Write-down of excess inventories	38.4	21.1
Non-cash share-based compensation expense	36.3	33.0
Non-cash interest	11.2	5.1
Non-cash asset impairment charges	0.2	1.8
Non-cash goodwill and intangible asset impairment charges	3.8	—
Change in deferred taxes	0.1	(16.7)
Other	(5.5)	0.6
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(87.6)	(46.5)
Inventories	(62.1)	(29.4)
Other assets	(15.4)	(13.4)
Accounts payable	(11.8)	11.2
Accrued expenses	19.4	(25.6)
Deferred income on sales to distributors	(34.7)	26.5
Other long-term liabilities	1.1	(23.6)

Net cash provided by operating activities	313.4	318.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(204.8)	(163.0)
Proceeds from sales of property, plant and equipment	10.4	0.3
Deposits utilized for purchases of property, plant and equipment	0.2	2.0
Purchase of businesses, net of cash acquired	(10.1)	(423.1)
Cash placed in escrow	(0.8)	(40.0)
Proceeds from sale of available-for-sale securities	5.5	—
Proceeds from sale of held-to-maturity securities	2.0	116.2
Purchases of held-to-maturity securities	(0.8)	(2.8)

Net cash used in investing activities	(198.4)	(510.4)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	10.9	4.8
Proceeds from exercise of stock options	25.1	20.4
Payments of tax withholding for restricted shares	(12.4)	(6.0)
Repurchase of common stock	(328.2)	(53.7)
Proceeds from debt issuance	808.1	307.5
Purchases of convertible note hedges	(108.9)	—
Proceeds from issuance of warrants	52.0	—
Payments of debt issuance and other financing costs	(20.4)	—
Repayment of long-term debt	(478.4)	(63.3)
Payment of capital lease obligations	(17.5)	(31.6)
Dividend to non-controlling shareholder of consolidated subsidiary	—	(2.7)

Net cash (used in) provided by financing activities	(69.7)	175.4

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.2)

Net increase (decrease) in cash and cash equivalents	45.1	(17.4)
Cash and cash equivalents, beginning of period	511.7	509.5

Cash and cash equivalents, end of period	$556.8	$492.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2015 ending on October 2, 2015, and each fiscal year ending on December 31. The three months ended October 2, 2015 and September 26, 2014 both contained 91 days. The nine months ended October 2, 2015 and September 26, 2014 contained 275 and 269 days, respectively. As of October 2, 2015, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Additional details on the Company’s reportable segments are included in Note 15: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter and nine months ended October 2, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on February 27, 2015 (“2014 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year. The Company expanded or condensed certain prior year amounts in the Company’s unaudited consolidated financial statements to conform to the current year presentation.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Retrospective Measurement Period Adjustments for Business Combinations

During the quarter ended April 3, 2015, the Company finalized the purchase price allocation of Aptina and, as a result, retrospectively adjusted its Consolidated Balance Sheet and related information as of December 31, 2014 for an immaterial amount as follows (in millions, see Note 3: “Acquisitions” for additional information):

	As of December 31, 2014
	As Reported	Revision	As Revised

Goodwill	$264.7	$(0.9)	$263.8
Intangible assets, net	$457.6	$0.9	$458.5

During the quarter ended December 31, 2014, the Company finalized the purchase price allocation of Truesense and, as a result, retrospectively adjusted its consolidated statements of operations and comprehensive income with respect to the amortization of acquisition-related intangible assets for the quarter and nine months ended September 26, 2014 as disclosed in the 2014 Form 10-K. The impact of these measurement period adjustments are included in the amounts shown below under the heading “Revision of  Previously-Issued Financial Statements.”

Revision of Previously-Issued Financial Statements

As disclosed in the 2014 Form 10-K, the Company identified errors in its financial statements for the first three quarters of the fiscal year ended December 31, 2014, as included in the Company’s 2014 quarterly reports on Form 10-Q, and revised its previously issued financial statements to record a deferred tax asset in a foreign subsidiary during a prior period and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended September 26, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

The Company assessed the effect of the above errors in the aggregate on prior periods’ financial statements in accordance with the Commission’s Staff Accounting Bulletins No. 99 and 108 and, based on an analysis of quantitative and qualitative factors, determined that the errors were not material to any of the Company’s prior interim and annual financial statements. The financial statements for the quarter and nine months ended September 26, 2014 included in this Form 10-Q are revised as described below for those adjustments and should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” disclosed in the 2014 Form 10-K.

All financial information contained in the accompanying notes to these unaudited consolidated financial statements has been revised to reflect the correction of these errors.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following tables present the effect of the aforementioned revisions and adjustments on the Company’s consolidated statements of operations and comprehensive income for the quarter and nine months ended September 26, 2014 (in millions, except per share data):

	Quarter Ended September 26, 2014
	As Reported	Revision (1)	As Revised
Cost of revenues (exclusive of amortization shown below)	$549.4	$3.2	$552.6
Gross profit	284.1	(3.2)	280.9
Operating expenses:
Amortization of acquisition-related intangible assets(1)	23.4	(2.4)	21.0
Operating income	57.6	(0.8)	56.8
Other	(0.9)	(0.3)	(1.2)
Other (expenses) income, net	(9.3)	(0.3)	(9.6)
Income before income taxes	48.3	(1.1)	47.2
Net income	42.0	(1.1)	40.9
Net income attributable to ON Semiconductor Corporation	41.6	(1.1)	40.5
Comprehensive income	42.7	(1.1)	41.6
Comprehensive income attributable to ON Semiconductor Corporation	42.3	(1.1)	41.2

	Nine Months Ended September 26, 2014
	As Reported	Revision (1)	As Revised
Cost of revenues (exclusive of amortization shown below)	$1,489.7	$0.7	$1,490.4
Gross profit	807.9	(0.7)	807.2
Operating expenses:
Amortization of acquisition-related intangible assets(1)	42.0	(2.4)	39.6
Operating income	212.6	1.7	214.3
Other	(2.7)	0.6	(2.1)
Other (expenses) income, net	(26.7)	0.6	(26.1)
Income before income taxes	185.9	2.3	188.2
Net income	189.6	2.3	191.9
Net income attributable to ON Semiconductor Corporation	188.0	2.3	190.3
Comprehensive income	192.4	2.3	194.7
Comprehensive income attributable to ON Semiconductor Corporation	190.8	2.3	193.1
Diluted net income per common share attributable to ON Semiconductor Corporation	$0.42	0.01	$0.43

(1) Includes the business combination measurement period adjustment of $2.4 million with respect to the amortization of acquisition-related intangible assets for the quarter and nine months ended September 26, 2014 in accordance with the final purchase price allocation of Truesense as discussed above.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following tables present the effect of the aforementioned revisions and adjustments on the Company’s consolidated statement of cash flows for the nine months ended September 26, 2014 (in millions). There was no impact to total cash flows from operating activities as a result of the revisions and adjustments:

	Nine months ended September 26, 2014
	As Reported	Revision (1)	As Revised
Cash flows from operating activities:
Net income	$189.6	$2.3	$191.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization(1)	184.8	(2.4)	182.4
Change in deferred taxes	(16.1)	(0.6)	(16.7)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Inventories	(30.1)	0.7	(29.4)

(1) Includes the business combination measurement period adjustment of $2.4 million with respect to the amortization of acquisition-related intangible assets for the quarter and nine months ended September 26, 2014 in accordance with the final purchase price allocation of Truesense as discussed above.

Note 2:    Recent Accounting Pronouncements

ASU No. 2015-16 - “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”)

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 will be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not been issued. The Company has not elected early adoption as of the period ended October 2, 2015.

ASU No. 2015-11 - “Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements and has not elected early adoption as of the period ended October 2, 2015.

ASU 2015-05 - “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-05 may have on its consolidated financial statements and has not elected early adoption as of the period ended October 2, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company has not elected early adoption as of the period ended October 2, 2015. As of October 2, 2015, debt issuance costs of $19.7 million were recorded as assets on the Company’s Consolidated Balance Sheet.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and ASU No. 2015-14 - “Deferral of  the Effective Date” (“ASU 2015-14”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the revenue recognition requirements in Topic 605. Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on its consolidated financial statements as of the period ended October 2, 2015. As described in the 2014 Form 10-K, the Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. Upon adoption of ASU 2014-09 and 2015-14, a portion of this deferred income amount may be recognized upon shipment to the distributor rather than upon sale to the end customer. The balance of deferred income on sales to distributors included on the Company’s Consolidated Balance Sheet as of October 2, 2015 and December 31, 2014, was $130.4 million and $165.1 million, respectively.

Note 3:    Acquisitions

Acquisition of Aptina

On August 15, 2014, the Company acquired 100% of Aptina for $405.4 million in cash, of which the $2.9 million that remained unpaid as of December 31, 2014 was subsequently paid during the nine months ended October 2, 2015. As discussed below, $40.0 million of the total consideration was held in escrow as of October 2, 2015. The allocation of the purchase price of Aptina was finalized during the quarter ended April 3, 2015. Aptina is incorporated into the Company’s Image Sensor Group for reporting purposes.

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

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company and is placed into an escrow account through November 2015 to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million consideration held in escrow has been accounted for as restricted cash as of October 2, 2015 and is included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet as of October 2, 2015.

Acquisition of Truesense

On April 30, 2014, the Company acquired 100% of Truesense for $95.7 million in cash. Truesense is incorporated into the Company’s Image Sensor Group and the allocation of the purchase price was finalized during the year ended December 31, 2014.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Acquisition of AXSEM

On July 15, 2015 (the “Acquisition Date”), the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of the Acquisition Date. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. Pursuant to the terms of the Share Purchase Agreement, $0.8 million of cash consideration was held in escrow and is included on the Company’s Consolidated Balance Sheet as of October 2, 2015 to secure against certain indemnifiable events in connection with the acquisition of AXSEM.

AXSEM is incorporated into the Company’s Application Product Group for reporting purposes. The acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market.

The estimated Earn-out fair value of $5.0 million, measured at Level 3, was included in non-current liabilities on the Company’s Consolidated Balance Sheet as of October 2, 2015.

The initial allocation of $13.0 million of acquired net assets is included in the Company’s balance sheet as of the Acquisition Date. The initial estimated purchase price allocation is subject to change as the Company finalizes its determination relating to the valuation of net assets acquired from AXSEM, including IPRD and other intangible assets. Accordingly, future adjustments may impact the initial estimated amount of goodwill and other allocated amounts. See Note 4: “Goodwill and Intangible Assets” for a discussion of the goodwill and intangible assets related to the AXSEM acquisition. Goodwill is not deductible for tax purposes.

Pro-forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the quarter and nine months ended September 26, 2014 has been prepared as if the acquisitions of Aptina and Truesense had occurred on January 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of purchase accounting adjustments including the step-up of inventory (in millions, except per share data):

	Quarter Ended	Nine Months Ended
	September 26, 2014	September 26, 2014
Revenues	$906.1	$2,672.2
Gross profit	308.5	924.3
Net income attributable to ON Semiconductor Corporation	$22.4	$128.2
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.05	$0.29
Diluted	$0.05	$0.29

The Company has determined that pro-forma results for the ASXEM acquisition are not significant for disclosure.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segment as of October 2, 2015 and December 31, 2014 (in millions):

	Balance as of October 2, 2015			Balance as of December 31, 2014
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:

Application Products Group	$547.4	$(418.9)	$128.5	$539.9	$(418.9)	$121.0

Image Sensor Group	95.4	—	95.4	95.4	—	95.4

Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$718.8	$(447.5)	$271.3	$711.3	$(447.5)	$263.8

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events through October 2, 2015 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests. The increase of $7.5 million in goodwill is attributable to the AXSEM acquisition. See Note 3: “Acquisitions” for additional information.

Intangible Assets

Intangible assets, net, were as follows as of October 2, 2015 and December 31, 2014 (in millions):

	October 2, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.5)	$—	$(0.4)	$3.0

Customer relationships	426.2	(197.0)	(27.8)	(23.7)	177.7

Patents	43.7	(23.0)	—	(13.7)	7.0

Developed technology	246.6	(135.7)	—	(2.6)	108.3

Trademarks	16.3	(9.8)	—	(1.1)	5.4

Backlog	0.3	(0.2)	—	—	0.1

IPRD	62.4	—	—	(3.8)	58.6

Total intangibles	$809.4	$(376.2)	$(27.8)	$(45.3)	$360.1

	December 31, 2014
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value

Intellectual property	$13.9	$(10.0)	$—	$(0.4)	$3.5

Customer relationships	425.6	(146.2)	(27.8)	(23.7)	227.9

Patents	43.7	(21.3)	—	(13.7)	8.7

Developed technology	241.9	(88.9)	—	(2.6)	150.4

Trademarks	16.3	(8.7)	—	(1.1)	6.5

IPRD	61.5	—	—	—	61.5

Total intangibles	$802.9	$(275.1)	$(27.8)	$(41.5)	$458.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

During the quarter and nine months ended October 2, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded impairment losses of $0.1 million and $3.8 million, respectively, included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. Additionally, during the nine months ended October 2, 2015, the Company completed certain of its IPRD projects, resulting in the reclassification of $3.4 million to developed technology, and acquired $6.5 million of intangibles from the acquisition of AXSEM and resulting purchase accounting. See Note 3: “Acquisitions” for additional information.

Amortization expense for acquisition-related intangible assets amounted to $33.6 million and $101.1 million for the quarter and nine months ended October 2, 2015, respectively, and $21.0 million and $39.6 million for the quarter and nine months ended September 26, 2014, respectively. Amortization expense for intangible assets, with the exception of the $58.6 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for each of the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2015	$34.0
2016	89.1
2017	57.3
2018	35.5
2019	29.9
Thereafter	55.7

Total estimated amortization expense	$301.5

Note 5:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended October 2, 2015 is as follows (in millions):

	Restructuring	Impairment	Other	Total
Quarter ended October 2, 2015
Business combination severance	$0.2	$—	$—	$0.2
General Workforce Reductions	1.2	—	—	1.2
Other (1)	0.3	—	1.6	1.9

Total	$1.7	$—	$1.6	$3.3

	Restructuring	Impairment	Other	Total
Nine months ended October 2, 2015
KSS facility closure	$0.3	$—	$(3.4)	$(3.1)
Business combination severance	0.9	—	—	0.9
General Workforce Reductions	1.2	—	—	1.2
European marketing organization relocation	3.5	—	—	3.5
Other (1)	0.5	0.2	1.3	2.0

Total	$6.4	$0.2	$(2.1)	$4.5

(1) Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Changes in accrued restructuring charges from December 31, 2014 to October 2, 2015 are summarized as follows (in millions):

	Balance as of December 31, 2014	Charges	Usage	Balance as of October 2, 2015

Estimated employee separation charges	$2.3	$6.4	$(4.0)	$4.7

Estimated costs to exit	1.1	—	(0.6)	0.5

Total	$3.4	$6.4	$(4.6)	$5.2

Activity related to the Company’s restructuring programs that were either initiated during 2015 or had not been completed as of October 2, 2015, is as follows:

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other Company manufacturing facilities. The KSS Plan includes the elimination of 170 full time and 40 contract employees. There were no charges incurred during the quarter ended October 2, 2015. For the nine months ended October 2, 2015, the Company recorded $0.3 million of employee related separation charges, offset by $3.4 million of gains related to the sale of assets. All of the employees have exited under this program, and there was no remaining accrual for future payments as of October 2, 2015.

Business Combination Severance

Certain positions were eliminated following the acquisition of Aptina on August 15, 2014. During the first quarter of 2015, 44 positions were identified for elimination. The Company recorded $0.2 million and $0.9 million of related employee separation charges during the quarter and nine months ended October 2, 2015, respectively. The total plan is estimated to cost $1.2 million. The remaining 12 employees are expected to exit during the fourth quarter of 2015.

As of October 2, 2015, there was a $0.3 million accrued liability associated with employee separation charges.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions are expected to be eliminated. The Company recorded $3.5 million of related employee separation charges during the nine months ended October 2, 2015. There were no charges incurred during the quarter ended October 2, 2015. The total plan is estimated to incur $3.5 million of expenses. The impacted employees are expected to exit during the second half of 2016.

As of October 2, 2015, there was a $3.3 million accrued liability associated with employee separation charges for the European customer marketing organization move.

General Workforce Reductions

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. As of October 2, 2015, the Company had notified 43 employees of their employment termination, approximately half of which had exited during the third quarter of 2015 and the remaining employees are expected to exit by December 31, 2015. The total expense for the quarter ended October 2, 2015 was $1.2 million. The Company paid $0.7 million during the quarter ended October 2, 2015 and had an accrual of $0.5 million at October 2, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Subsequent to October 2, 2015, the Company identified an additional 90-100 positions subject to termination. The Company expects to incur approximately $4.0 million to $5.0 million of additional charges during the fourth quarter of 2015 associated with the termination of those positions. All exits are expected to be completed by December 31, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of October 2, 2015 and December 31, 2014 consist of the following (dollars in millions):

	October 2, 2015	December 31, 2014
Receivables, net:
Accounts receivable	$509.1	$419.1
Less: Allowance for doubtful accounts	(3.2)	(1.6)

	$505.9	$417.5

Inventories:
Raw materials	$90.7	$119.7
Work in process	465.1	365.5
Finished goods	198.2	244.7

	$754.0	$729.9

Other current assets:
Prepaid expenses	$34.0	$28.7
Value added and other income tax receivables	42.2	40.4
Acquisition consideration held in escrow (see Note 3)	40.8	40.0
Other(1)	18.2	31.5

	$135.2	$140.6

Property, plant and equipment, net:
Land	$46.2	$46.1
Buildings	505.1	484.3
Machinery and equipment	2,314.7	2,165.0

Total property, plant and equipment	2,866.0	2,695.4
Less: Accumulated depreciation	(1,609.9)	(1,491.5)

	$1,256.1	$1,203.9

Accrued expenses:
Accrued payroll	$100.1	$117.0
Sales related reserves	82.8	65.8
Acquisition consideration payable to seller (see Note 3)	40.8	40.0
Other	82.7	65.1

	$306.4	$287.9

(1) Included in other current assets are $0.8 million of property, plant and equipment which are held-for-sale as of October 2, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the nine months ended October 2, 2015 and September 26, 2014 is as follows (in millions):

	Nine Months Ended
	October 2, 2015	September 26, 2014
Beginning Balance	$5.5	$6.0
Provision	2.0	2.0
Usage	(1.5)	(2.3)

Ending Balance	$6.0	$5.7

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of October 2, 2015, the total accrued pension liability for underfunded plans was $94.1 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2014, the total accrued pension liability for underfunded plans was $96.1 million, of which the current portion of $0.2 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and nine months ended October 2, 2015 and September 26, 2014 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Service cost	$2.1	$2.2	$6.5	$7.1
Interest cost	0.9	1.3	2.9	4.3
Expected return on plan assets	(0.9)	(0.9)	(2.7)	(2.7)
Curtailment gain	—	(0.6)	—	(6.5)

Total net periodic pension cost	$2.1	$2.0	$6.7	$2.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	October 2, 2015	December 31, 2014
Senior Revolving Credit Facility due 2020, interest payable monthly at 1.69% as of December 31, 2014	$—	$350.0
1.00% Notes (net of discount of $104.7 million) (1)	585.3	—

2.625% Notes, Series B (net of discount of $9.2 million and $14.7 million, respectively) (2)	347.7	342.2

Loan with Japanese bank due 2015 through 2018, interest payable quarterly at 2.08% and 2.01%, respectively (3)	198.2	235.9

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.35% (4)	51.2	54.8

Loans with Philippine bank due 2015 through 2019, interest payable monthly and quarterly at an average rate of 2.49% and 2.37%, respectively (5)	28.0	54.2

Loan with Hong Kong bank, interest payable weekly at 1.44% and 1.92%, respectively (6)	25.0	35.0

Malaysia revolving line of credit, interest payable quarterly at 1.78% and 1.71%, respectively (7)	25.0	25.0

Loan with Singapore bank, interest payable weekly at 1.44% and 1.42%, respectively (6)	30.0	20.0

Vietnam revolving line of credit, interest payable quarterly and annually at an average rate of 1.79% and 1.87%, respectively (7)	22.4	10.7

Canada revolving line of credit, interest payable quarterly at 1.92% and 1.84%, respectively (7)	15.0	15.0

Loans with Philippine bank due 2016 through 2020, interest payable at 2.29% (8)	50.0	—

Canada equipment financing payable monthly through 2017 at 3.81% (8)	2.8	4.2

U.S. equipment financing payable monthly through 2016 at 2.40% and 2.94%, respectively (8)	1.7	4.8

Capital lease obligations	25.4	40.8

Long-term debt, including current maturities	1,407.7	1,192.6

Less: Current maturities	(539.3)	(209.6)

Long-term debt	$868.4	$983.0

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually. See below under the heading “1.00% Notes” for additional information.
(2)

Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016. The notes can be converted at any time on or after June 15, 2016.

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(5)	$28.0 million collateralized by equipment as of October 2, 2015 with $15.0 million non-collateralized and $39.2 million collateralized by equipment as of December 31, 2014.
(6)	Debt arrangement collateralized by accounts receivable.
(7)	Non-collateralized debt arrangement.
(8)	Debt arrangement collateralized by equipment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt as of October 2, 2015 are as follows (in millions):

Period	Expected Maturities
Remainder of 2015	$133.0
2016	433.0
2017	65.5
2018	144.6
2019	46.7
Thereafter	698.8

Total	$1,521.6

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2014 Form 10-K.

Amended Senior Revolving Credit Facility

On May 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into an amendment to the $800.0 million, five-year senior revolving credit facility (the “Facility”) Amended and Restated Credit Agreement dated as of October 10, 2013 (“Credit Agreement”) among the Company and a group of lenders. The amendment expands the borrowing capacity of the Facility to $1.0 billion and resets the five-year maturity date. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. The Company recorded $2.1 million of new debt issuance costs and wrote-off $0.4 million of existing debt issuance costs associated with the Facility resulting in a loss on debt extinguishment during the nine months ended October 2, 2015.

On June 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into a second amendment of the Facility that provides for, among other things, modifications to the Facility to allow for the issuance by the Company of its convertible senior notes, subject to the satisfaction of certain conditions, and to permit the Company to enter into certain hedging transactions relating to such notes or otherwise. In addition, the second amendment provides for the release of the pledged stock of certain of the Company’s subsidiaries upon the issuance of the convertible senior notes.

The obligations under the Facility are guaranteed by certain of the domestic subsidiaries of the Company and SCI LLC.

1.00% Notes

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company was the sole issuer in the private unregistered offering of the 1.00% Notes. The Company incurred issuance costs of $18.3 million in connection with the issuance of the notes, of which $15.4 million were capitalized as debt issuance costs and are being amortized using the effective interest method and $2.9 million were allocated to the conversion option (as further described below) and were recorded to equity. The 1.00% Notes are governed by an indenture between the Company, as the issuer, and Wells Fargo Bank, National Association, as trustee.

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

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 54.0643 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $18.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2015, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (iii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iv) on and after September 1, 2020. Upon conversion of the notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 8: “Earnings Per Share and Equity.”

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Included in other assets as of October 2, 2015, were $14.6 million of debt issuance costs associated with the 1.00% Notes, which are being amortized using the effective interest method. Included in long-term debt as of October 2, 2015 was $104.7 million of unamortized debt discount associated with the 1.00% Notes, which will be amortized using the effective interest method.

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

Philippine Term Loans

During the second quarter of 2015, the Company’s wholly-owned Philippine subsidiaries and ON Semiconductor, as guarantor, entered into two non-collateralized term loans with an aggregate borrowing capacity of $50.0 million, the terms of which were set forth in agreements by and between the Company’s Philippine subsidiaries and a Philippine bank. During the third quarter of 2015, the Company borrowed the full $50.0 million available under the term loans. Borrowings under the loans bear interest based on 3-month LIBOR plus 2.0% per annum, with interest payable quarterly in arrears. The total borrowed amount must be repaid within five years over 17 equal quarterly principal installments starting at the end of the fourth quarter from the initial drawdown date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Net income attributable to ON Semiconductor Corporation	$46.3	$40.5	$152.1	$190.3

Basic weighted average common shares outstanding	413.7	440.7	424.0	440.7
Dilutive effect of share-based awards	3.8	4.2	4.7	3.9
Dilutive effect of Convertible Notes	—	—	2.6	—

Diluted weighted average common shares outstanding	417.5	444.9	431.3	444.6

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.11	$0.09	$0.36	$0.43

Diluted	$0.11	$0.09	$0.35	$0.43

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 2.2 million and 3.8 million for the quarters ended October 2, 2015 and September 26, 2014, respectively, and 1.5 million and 6.2 million for the nine months ended October 2, 2015 and September 26, 2014, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes when the stock price is above $18.50 per share. See Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2014 Form 10-K for a discussion of the conversion prices and other features of the 2.625% Notes, Series B and see Note 7: “Long-Term Debt” for a discussion of the conversion prices and other features of the 1.00% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014

Number of repurchased shares (1)(5)	9.4	2.6	28.4	5.9

Beginning accrued share repurchases (2)	$3.0	$—	$—	$0.6
Aggregate purchase price	100.1	24.2	328.2	54.4
Less: ending accrued share repurchases (3)	—	(1.3)	—	(1.3)

Total cash used for share repurchases	$103.1	$22.9	$328.2	$53.7

Weighted-average purchase price per share (4)	$10.64	$9.23	$11.53	$9.25
Available for future purchases at period end	$648.2	$89.0	$648.2	$89.0

(1)	None of these shares had been reissued or retired as of October 2, 2015, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.

(5)

Includes 5.4 million shares in the nine month period, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes. See Note 7: “Long-Term Debt” for information with respect to the Company’s long-term debt.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and nine months ended October 2, 2015 was $1.0 million and $12.4 million, respectively, for which the Company withheld 0.1 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of October 2, 2015; however, these shares may be reissued or retired by the Company at a later date.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance increased to $22.8 million as of October 2, 2015, resulting from the non-controlling interest’s $1.9 million share of the earnings for the nine months ended October 2, 2015.

At December 31, 2013, the non-controlling interest balance was $32.8 million. This balance was $31.7 million as of September 26, 2014 due to the non-controlling interest’s $1.6 million share of the earnings for the nine months ended September 26, 2014, offset by a $2.7 million dividend paid to the non-controlling shareholder.

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and nine months ended October 2, 2015 and September 26, 2014 was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Cost of revenues	$2.0	$1.7	$5.8	$4.8
Research and development	2.2	2.2	7.0	6.2
Selling and marketing	2.2	2.1	6.7	5.8
General and administrative	4.5	5.1	16.8	16.2

Share-based compensation expense before income taxes	$10.9	$11.1	$36.3	$33.0

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$10.9	$11.1	$36.3	$33.0

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

As of October 2, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $1.1 million, which is expected to be recognized over a weighted-average period of 0.7 years. As of October 2, 2015, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $50.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during the quarter and nine months ended October 2, 2015 was $0.5 million and $12.2 million, respectively. The Company recorded cash received from the exercise of stock options of $1.4 million and $25.1 million, respectively, during the quarter and nine months ended October 2, 2015. The Company recorded no related income tax benefits during the quarter and nine months ended October 2, 2015.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% and 11% during the quarters and nine months ended October 2, 2015 and September 26, 2014, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% and 5% during the quarters and nine months ended October 2, 2015 and September 26, 2014, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares Available

As of December 31, 2014, there was an aggregate of 35.2 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 3.0 million shares available for issuance under the ESPP. On May 20, 2015, shareholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.5 million. As of October 2, 2015, there was an aggregate of 29.7 million shares of common stock available for grant under the Amended and Restated SIP and 7.2 million shares available for issuance under the ESPP.

Stock Options

Summarized stock option information for the nine months ended October 2, 2015 is as follows (in millions except per share and term data):

	Nine Months Ended October 2, 2015
	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2014	8.8	$7.81
Granted	—	—
Exercised	(3.2)	7.84
Canceled	(0.1)	7.02

Outstanding at October 2, 2015	5.5	$7.81	2.55	$10.0

Exercisable at October 2, 2015	4.9	$7.89	2.40	$8.5

Additional information with respect to stock options outstanding as of October 2, 2015, with exercise prices less than or above $9.53 per share, the effective closing price of the Company’s common stock at October 2, 2015, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $9.53	4.4	$7.59	0.6	$7.17	5.0	$7.54
Above $9.53	0.5	$10.47	—	$—	0.5	$10.47

Total outstanding	4.9	$7.89	0.6	$7.17	5.5	$7.81

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of October 2, 2015 and changes during the nine months ended October 2, 2015 (number of shares in millions):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2014	8.7	$8.66
Granted	3.1	12.89
Achieved	0.7	9.35
Released	(3.3)	8.73
Forfeited	(0.4)	9.25

Non-vested shares underlying restricted stock units at October 2, 2015	8.8	$10.15

Stock Grant Awards

During the nine months ended October 2, 2015, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $12.50 per share.

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of October 2, 2015 (in millions):

Remainder of 2015	$6.5
2016	21.4
2017	16.5
2018	11.7
2019	9.2
Thereafter	32.8

Total	$98.1

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

As part of the Recapitalization, the Company received various manufacturing facilities, one of which is located in the Czech Republic. The Company has ongoing remediation projects at this site to respond to releases of hazardous substances that occurred prior to the Recapitalization during the years that this facility was operated by government-owned entities. In each case, the remediation project consists primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded at each of the respective locations. The government of the Czech Republic has agreed to indemnify the Company and the respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, total future remediation costs to the Company are not expected to be material.

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of October 2, 2015, the Company’s senior revolving credit facility included $15.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of October 2, 2015. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $4.8 million as of October 2, 2015.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $169.2 million as of October 2, 2015. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $198.2 million as of October 2, 2015. See Note 7: “Long-Term Debt” for additional information.

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

On August 22, 2014, Collabo Innovations, Inc. (“Collabo”) filed a lawsuit in the U.S. District Court for the District of Delaware against the Company and three of its subsidiaries, all of which were acquired in the acquisition of Aptina. The complaint alleged infringement of U.S. Patent Nos. 6,166,405, 7,696,543, 5,976,907, 7,135,725 and 7,023,034 (the “Collabo Patents”) and sought unspecified damages for past infringement. The Collabo Patents relate to CMOS image sensor products. Collabo served the complaint in December 2014, the Company answered in April 2015, and Collabo dismissed U.S. Patent No. 7,153,725 from the lawsuit in June 2015. On September 30, 2015, the Company entered into a license agreement, which settles the litigation, with Collabo and its corporate parent. The licensing fee paid by the Company is not material. The case has been dismissed.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intellectual Property Matters

We face risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2015 and December 31, 2014 is as follows (in millions):

Description	Balance at October 2, 2015	Fair Value	Balance at December 31, 2014	Fair Value

Cash equivalents (Level 1):
Demand and time deposits	$25.0	$25.0	$20.3	$20.3
Money market funds	37.5	37.5	46.3	46.3
Other Current Assets (Level 2):
Foreign currency exchange contracts	$—	$—	$0.1	$0.1
Liabilities (Level 2):
Designated cash flow hedges	$1.9	$1.9	$3.5	$3.5

Short-Term Investments

The Company’s short-term investments are valued using market prices on active markets (Level 1). Short-term investments with an original maturity between three months and one year are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and ability to hold these securities until maturity.

Short-term investments classified as held-to-maturity as of October 2, 2015 and December 31, 2014 were as follows (in millions):

	Balance at October 2, 2015		Balance at December 31, 2014
	Carried at Amortized Cost	Fair Value	Carried at Amortized Cost	Fair Value
Short-term investments held-to-maturity
Corporate bonds	$0.8	$0.8	$2.0	$2.0

Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. As of October 2, 2015, there were no short-term investments classified as available-for-sale. As of December 31, 2014, the Company held short-term investments classified as available-for-sale, measured at Level 1, with a fair value equal to the carrying value of $4.1 million. See Note 13: “Changes in Accumulated Other Comprehensive Loss” for additional information on unrealized gains and losses on available-for-sale short-term investments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of October 2, 2015 and December 31, 2014 are as follows (in millions):

	October 2, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$933.0	$1,035.4	$342.2	$424.8
Long-term debt	$393.6	$393.1	$745.8	$744.8

The fair value of the Company’s 2.625% Notes, Series B and the 1.00% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of October 2, 2015 and December 31, 2014.

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

As of October 2, 2015 and December 31, 2014, the Company’s cost method investments had a carrying value of $12.3 million and $12.2 million, respectively.

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

As of October 2, 2015 and December 31, 2014, the Company had net outstanding foreign exchange contracts with notional amounts of $76.6 million and $145.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of October 2, 2015 and December 31, 2014 (in millions):

	October 2, 2015		December 31, 2014
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(10.9)	$10.9	$(31.2)	$31.2
Japanese Yen	(21.2)	21.2	(42.1)	42.1
Malaysian Ringgit	2.9	2.9	39.2	39.2
Philippine Peso	17.3	17.3	16.7	16.7
Other Currencies - Buy	20.2	20.2	13.8	13.8
Other Currencies - Sell	(4.1)	4.1	(2.7)	2.7

	$4.2	$76.6	$(6.3)	$145.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of October 2, 2015, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended October 2, 2015 and September 26, 2014, realized and unrealized foreign currency transactions totaled a $1.5 million gain and a $1.2 million loss, respectively. For the nine months ended October 2, 2015, there was $1.4 million gain recognized from realized and unrealized foreign currency transactions. For the nine months ended September 26, 2014, realized and unrealized foreign currency transactions totaled a loss of $2.2 million. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign-currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. All the contracts mature within 12 months, and upon maturity the amount recorded in accumulated other comprehensive income is reclassified into earnings. The Company documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of October 2, 2015 was $12.4 million, which is primarily composed of cash flow hedges for Malaysian Ringgit/U.S. dollar and Philippine Peso/U.S. dollar currency pairs.

For the quarter and nine months ended October 2, 2015, the Company recorded a net loss of $2.8 million and $6.2 million, respectively, associated with cash flow hedges recognized as a component of cost of revenues.

Note 13:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the nine months ended October 2, 2015 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2014	$(42.5)	$(3.5)	$4.5	$(41.5)

Other comprehensive income (loss) prior to reclassifications	0.2	7.9	(0.4)	7.7
Amounts reclassified from accumulated other comprehensive loss	—	(6.2)	(4.1)	(10.3)

Net current period other comprehensive income (loss)	0.2	1.7	(4.5)	(2.6)

Balance as of October 2, 2015	$(42.3)	$(1.8)	$—	$(44.1)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter and nine months ended October 2, 2015, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014	Affected Line Item Where Net Income is Presented

Effects of cash flow hedges	$(2.8)	$0.4	$(6.2)	$(1.0)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	(0.7)	—	(4.1)	—	Other income and expense

Total reclassifications	$(3.5)	$0.4	$(10.3)	$(1.0)

Included in accumulated other comprehensive loss as of October 2, 2015 is $13.3 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Nine Months Ended
	October 2, 2015	September 26, 2014
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$105.9	$97.4
Equipment acquired or refinanced through capital leases	$2.1	$6.1
Cash (received) paid for:
Interest income	$(0.8)	$(0.6)
Interest expense	$17.9	$15.2
Income taxes	$15.0	$15.5

Note 15:    Segment Information

As of October 2, 2015, the Company was organized into four reportable segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group.

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

Revenues and gross profit for the Company’s reportable segments for the quarters and nine months ended October 2, 2015 and September 26, 2014 are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For the quarter ended October 2, 2015:
Revenues from external customers	$275.4	$189.4	$311.6	$127.8	$904.2
Segment gross profit	$119.7	$62.8	$105.5	$25.7	$313.7
For the quarter ended September 26, 2014:
Revenues from external customers	$265.8	$103.6	$317.3	$146.8	$833.5
Segment gross profit	$118.1	$23.4	$114.9	$31.0	$287.4

For the nine months ended October 2, 2015:
Revenues from external customers	$803.2	$533.1	$922.6	$396.6	$2,655.5
Segment gross profit	$357.0	$165.5	$324.6	$79.1	$926.2
For the nine months ended September 26, 2014:
Revenues from external customers	$810.2	$139.9	$913.9	$433.6	$2,297.6
Segment gross profit	$361.9	$43.5	$332.1	$87.8	$825.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
Gross profit for reportable segments	$313.7	$287.4	$926.2	$825.3
Less: unallocated manufacturing costs(1)	(5.2)	(6.5)	(12.9)	(18.1)

Consolidated Gross profit	$308.5	$280.9	$913.3	$807.2

(1)During the third quarter of 2015, the Company began allocating certain manufacturing costs to its segments that were previously included as unallocated manufacturing costs. Comparative information has been recast to conform with the current period presentation.

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Nine Months Ended
	October 2, 2015	September 26, 2014	October 2, 2015	September 26, 2014
United States	$133.5	$125.5	$406.1	$352.6
Japan	74.5	77.4	201.9	210.0
Hong Kong	232.7	263.9	647.9	692.8
Singapore	270.6	210.4	881.5	580.5
United Kingdom	131.5	126.3	380.4	367.0
Other	61.4	30.0	137.7	94.7

	$904.2	$833.5	$2,655.5	$2,297.6

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	October 2, 2015	December 31, 2014
United States	$315.7	$308.1
Czech Republic	105.0	113.8
Malaysia	227.6	232.2
Philippines	255.0	197.4
China	114.0	122.2
Other	238.8	230.2

	$1,256.1	$1,203.9

For the quarters and nine months ended October 2, 2015 and September 26, 2014, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”), filed with the Commission on February 27, 2015, and our unaudited consolidated financial statements for the fiscal quarter and nine months ended October 2, 2015, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2014 Form 10-K.

Company Highlights for the Quarter Ended October 2, 2015

•	Total revenues of approximately $904.2 million
•	Gross margin of approximately 34.1%
•	Net income of $0.11 per diluted share
•	Completed the repurchase of approximately 9.4 million shares of common stock for approximately $100.1 million under our previously announced share repurchase program
•	Completed the acquisition of AXSEM

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

We serve a broad base of end-user markets, including automotive, communications, computing, consumer electronics, medical, industrial electronics, networking and aerospace/defense. Our devices are found in a wide variety of end-products including automotive electronics, smartphones, media tablets, wearable electronics, personal computers, servers, industrial building and home automation systems, consumer white goods, advanced imaging systems, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, sensor networks and the IoT.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 50,000 products as of October 2, 2015 and we shipped approximately 36.6 billion units in the first nine months of 2015, as compared to 36.0 billion units in the first nine months of 2014. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of October 2, 2015, we were organized into four operating segments, which also represented our four reporting segments: Application Products Group, Standard Products Group, Image Sensor Group and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. We began additional restructuring activities during 2015 that are expected to continue through the fourth quarter of 2015. See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below for further details relating to our most recent cost saving actions.

Outlook

ON Semiconductor Fourth Quarter 2015 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $830 to $870 million in the fourth quarter of 2015. Backlog levels for the fourth quarter of 2015 represent approximately 80% to 85% of our anticipated fourth quarter 2015 revenues. For the fourth quarter of 2015, we estimate that gross margin as a percentage of revenues will be approximately 32.6% to 34.6%.

Results of Operations

Our results of operations for the quarter and nine months ended October 2, 2015 include the results of operations from our acquisitions of Aptina, Truesense, and AXSEM on August 15, 2014, April 30, 2014, and July 15, 2015, respectively.

Revision of Previously-Issued Financial Statements

As disclosed in our 2014 Form 10-K, we identified errors in our financial statements for first three quarters of the fiscal year ended December 31, 2014, as included in our 2014 quarterly reports on Form 10-Q, and revised our previously issued financial statements to record a deferred tax asset in a foreign subsidiary in a prior period, and to make adjustments in each successive period related to the foreign currency exchange rate changes associated with that item. The interim period ended September 26, 2014 also includes revised amounts from a change in the application of an accounting convention related to manufacturing variances.

All financial information contained herein has been revised to reflect the correction of these errors. See Note 1: "Background and Basis of Presentation" of the notes to our unaudited consolidated financial statements included elsewhere in this report for additional information.

Quarter Ended October 2, 2015 Compared to the Quarter Ended September 26, 2014

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended October 2, 2015 and September 26, 2014 (in millions):

	Quarter Ended
	October 2, 2015	September 26, 2014	Dollar Change
Revenues	$904.2	$833.5	$70.7
Cost of revenues (exclusive of amortization shown below)	595.7	552.6	43.1

Gross profit	308.5	280.9	27.6
Operating expenses:
Research and development	104.9	93.4	11.5
Selling and marketing	52.3	51.1	1.2
General and administrative	44.9	48.5	(3.6)
Amortization of acquisition-related intangible assets	33.6	21.0	12.6
Restructuring, asset impairments and other, net	3.3	10.1	(6.8)
Goodwill and intangible asset impairment	0.1	—	0.1

Total operating expenses	239.1	224.1	15.0

Operating income	69.4	56.8	12.6

Other (expense) income, net:
Interest expense	(14.9)	(8.6)	(6.3)
Interest income	0.2	0.2	—
Other	2.1	(1.2)	3.3

Other (expense) income, net	(12.6)	(9.6)	(3.0)

Income before income taxes	56.8	47.2	9.6
Income tax provision	(10.0)	(6.3)	(3.7)

Net income	46.8	40.9	5.9
Less: Net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)

Net income attributable to ON Semiconductor Corporation	$46.3	$40.5	$5.8

Revenues

Revenues were $904.2 million and $833.5 million for the quarters ended October 2, 2015 and September 26, 2014, respectively, an increase of approximately 8%. The increase in revenues for the quarter ended October 2, 2015 compared to the quarter ended September 26, 2014 primarily resulted from a full period of operations for Aptina in our Image Sensor Group, along with increases from our Application Products Group, which experienced greater revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our Standard Products Group and decreases in our System Solutions Group.

During the quarter ended October 2, 2015 we experienced an increase in revenue of approximately 8%, as compared to the quarter ended September 26, 2014, resulting from the revenue contribution from our acquisition of Aptina, partially offset by a decline in average selling prices of approximately 8%.

Revenues by reportable segment for the quarters ended October 2, 2015 and September 26, 2014 were as follows (dollars in millions):

	Quarter Ended October 2, 2015	As a % of Total Revenue (1)	Quarter Ended September 26, 2014	As a % of Total Revenue (1)
Application Products Group	$275.4	30.5%	$265.8	31.9%
Image Sensor Group	189.4	20.9%	103.6	12.4%
Standard Products Group	311.6	34.5%	317.3	38.1%
System Solutions Group	127.8	14.1%	146.8	17.6%

Total revenues	$904.2		$833.5

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $9.6 million, or approximately 4%, for the third quarter of 2015 compared to the third quarter of 2014. This increase is primarily attributable to a $12.2 million, or approximately 9%, increase in revenues from our ASIC products.

Revenues from the Image Sensor Group increased by $85.8 million for the third quarter of 2015 compared to the third quarter of 2014. This increase is attributable to revenue provided by the 2014 acquisition of Aptina, which generated approximately $164.9 million of revenue for the third quarter of 2015 compared to $71.6 million of revenue from the acquisition date through the end of the third quarter of 2014.

Revenues from the Standard Products Group decreased by $5.7 million, or approximately 2%, for the third quarter of 2015 compared to the third quarter of 2014. This decrease is primarily attributable to a $7.8 million, or approximately 9%, decrease in revenue from our analog products, combined with a decrease in revenues from our TMOS products of $5.6 million, or approximately 9%. These decreases are partially offset by a $6.4 million, or approximately 36%, increase in revenues from our memory products.

Revenues from the System Solutions Group decreased by $19.0 million, or approximately 13%, for the third quarter of 2015 compared to the third quarter of 2014. This decrease resulted from an increase in competition in other regions, causing a decrease in revenue from LSI products of approximately $9.0 million, or approximately 10%, and a decrease in revenue from discrete products of approximately $5.6 million, or 16%.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended October 2, 2015 and September 26, 2014, are summarized as follows (dollars in millions):

	Quarter Ended October 2, 2015	As a % of Total Revenue (1)	Quarter Ended September 26, 2014	As a % of Total Revenue (1)
United States	$133.5	14.8%	$125.5	15.1%
Japan	74.5	8.2%	77.4	9.3%
Hong Kong	232.7	25.7%	263.9	31.7%
Singapore	270.6	29.9%	210.4	25.2%
United Kingdom	131.5	14.5%	126.3	15.2%
Other	61.4	6.8%	30.0	3.6%

Total	$904.2		$833.5

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended October 2, 2015 and September 26, 2014, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended October 2, 2015 and September 26, 2014 was as follows (dollars in millions):

	Quarter Ended October 2, 2015	As a % of Segment Revenue (1)	Quarter Ended September 26, 2014	As a % of Segment Revenue (1)
Application Products Group	$119.7	43.5%	$118.1	44.4%
Image Sensor Group	62.8	33.2%	23.4	22.6%
Standard Products Group	105.5	33.9%	114.9	36.2%
System Solutions Group	25.7	20.1%	31.0	21.1%

Gross profit by segment	$313.7		$287.4
Unallocated manufacturing costs (2)	(5.2)	(0.6)%	(6.5)	(0.8)%

Total gross profit	$308.5	34.1%	$280.9	33.7%

(1) Certain amounts may not total due to rounding of individual amounts.

(2) During the third quarter of 2015, the Company began allocating certain manufacturing costs to its segments that were previously included as unallocated manufacturing costs. Comparative information has been recast to conform with the current period presentation. Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $308.5 million in the third quarter of 2015 compared to $280.9 million in the third quarter of 2014. The gross profit increase of $27.6 million, or approximately 10%, during the third quarter of 2015 is primarily due to the impact of our recent acquisitions.

Gross profit as a percentage of revenues increased to approximately 34.1% in the third quarter of 2015 from approximately 33.7% in the third quarter of 2014. This increase was primarily driven by changes in volume and mix across certain product lines, partially offset by a larger proportion of revenues generated from our Image Sensor Group which generates lower gross margin levels than our Application Products Group and Standard Products Group.

Operating Expenses

Research and development expenses were $104.9 million for the third quarter of 2015, compared to $93.4 million for the third quarter of 2014, representing an increase of $11.5 million, or approximately 12%. This increase is primarily associated with an increase of approximately $11.2 million of expenses attributable to the operations of Aptina for the full period in 2015.

Selling and marketing expenses were $52.3 million for the third quarter of 2015, compared to $51.1 million for the third quarter of 2014, representing an increase of $1.2 million, or approximately 2%. This increase is primarily associated with an increase of approximately $4.9 million of expenses attributable to the operations of Aptina for the full period in 2015, partially offset by decreased performance-based compensation.

General and administrative expenses were $44.9 million for the third quarter of 2015, compared to $48.5 million in the third quarter of 2014, representing a decrease of $3.6 million, or approximately 7%. This decrease is primarily associated with an increase of approximately $3.0 million of expenses attributable to the operations of Aptina for the full period in 2015, offset by $4.0 million of acquisition related expenses which were incurred for the third quarter of 2014 that were not also incurred during the third quarter of 2015.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $33.6 million and $21.0 million for the quarters ended October 2, 2015 and September 26, 2014, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $3.3 million for the quarter ended October 2, 2015 compared to expense of $10.1 million for the quarter ended September 26, 2014. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended October 2, 2015

During the quarter ended October 2, 2015, we recorded approximately $1.7 million of charges related to our restructuring programs, primarily consisting of $1.2 million of employee separation charges from our general workforce reductions.

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

Interest Expense

Interest expense increased by $6.3 million to $14.9 million during the quarter ended October 2, 2015 compared to $8.6 million during the quarter ended September 26, 2014. Our average long-term debt balance (including current maturities and net of debt discount) during the quarter ended October 2, 2015 was $1,393.0 million at a weighted-average interest rate of approximately 4.3%, compared to $1,044.3 million at a weighted-average interest rate of approximately 3.3% during the quarter ended September 26, 2014.

Other

Other income increased by $3.3 million to income of $2.1 million for the quarter ended October 2, 2015 compared to an expense of $1.2 million for the quarter ended September 26, 2014, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity.

Provision for Income Taxes

We recorded an income tax provision of $10.0 million and an income tax provision of $6.3 million during the quarters ended October 2, 2015 and September 26, 2014, respectively.

The income tax provision for the quarter ended October 2, 2015, consisted primarily of $8.8 million for income and withholding taxes of certain of our foreign and domestic operations, $1.8 million of new reserves and interest on existing reserves for uncertain prior year tax positions, partially offset by the reversal of $0.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended October 2, 2015.

The income tax provision for the quarter ended September 26, 2014 consisted of $7.1 million for income and withholding taxes of certain of our foreign and domestic operations and $0.2 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.2 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and a $0.8 million accrual for return adjustments.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended October 2, 2015 was 17.6%, which differs from the U.S. statutory federal income tax rate of 35% principally due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of October 2, 2015, which is not expected to have a material effect on our cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Results of Operations

Nine Months Ended October 2, 2015 Compared to the Nine Months Ended September 26, 2014

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended October 2, 2015 and September 26, 2014 (in millions):

	Nine Months Ended
	October 2, 2015	September 26, 2014	Dollar Change
Revenues	$2,655.5	$2,297.6	$357.9
Cost of revenues (exclusive of amortization shown below)	1,742.2	1,490.4	251.8

Gross profit	913.3	807.2	106.1
Operating expenses:
Research and development	305.7	255.7	50.0
Selling and marketing	156.0	143.4	12.6
General and administrative	136.6	134.2	2.4
Amortization of acquisition-related intangible assets	101.1	39.6	61.5
Restructuring, asset impairments and other, net	4.5	20.0	(15.5)
Goodwill and intangible asset impairment	3.8	—	3.8

Total operating expenses	707.7	592.9	114.8

Operating income	205.6	214.3	(8.7)

Other (expense) income, net:
Interest expense	(34.8)	(24.6)	(10.2)
Interest income	0.8	0.6	0.2
Other	7.9	(2.1)	10.0
Loss on debt extinguishment	(0.4)	—	(0.4)

Other (expense) income, net	(26.5)	(26.1)	(0.4)

Income before income taxes	179.1	188.2	(9.1)
Income tax (provision) benefit	(25.1)	3.7	(28.8)

Net income	154.0	191.9	(37.9)
Less: Net income attributable to non-controlling interest	(1.9)	(1.6)	(0.3)

Net income attributable to ON Semiconductor Corporation	$152.1	$190.3	$(38.2)

Revenues

Revenues were $2,655.5 million and $2,297.6 million for the nine months ended October 2, 2015 and September 26, 2014, respectively. The increase in revenues for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014 primarily resulted from a full nine months of operations for Aptina and Truesense in our Image Sensor Group, along with increases in our Standard Products Group, which experienced an increase in revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our Application Products Group in the wireless and computing end-markets along with decreases in our System Solutions Group due to a devaluation of the Yen, a softening of the Japanese consumer end-markets and an increase in competition in other regions.

During the nine months ended October 2, 2015, we experienced an increase in revenue of approximately 16%, as compared to the nine months ended September 26, 2014, resulting from the revenue contribution from our acquisitions of Aptina and Truesense, along with favorable changes in volume and mix, partially offset by a decline in average selling prices of approximately 8%.

Revenues by reportable segment for the nine months ended October 2, 2015 and September 26, 2014 were as follows (dollars in millions):

	Nine Months Ended October 2, 2015	As a % of Total Revenue (1)	Nine Months Ended September 26, 2014	As a % of Total Revenue (1)
Application Products Group	$803.2	30.2%	$810.2	35.3%
Image Sensor Group	533.1	20.1%	139.9	6.1%
Standard Products Group	922.6	34.7%	913.9	39.8%
System Solutions Group	396.6	14.9%	433.6	18.9%

Total revenues	$2,655.5		$2,297.6

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $7.0 million, or approximately 1%, for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. This decrease is primarily attributable to a $20.7 million, or approximately 7%, decrease in revenues from our analog products, partially offset by an increase in revenues from our ASIC products of $18.7 million, or approximately 4%.

Revenues from the Image Sensor Group increased by $393.2 million for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. This increase is attributable to revenue provided by the 2014 acquisition of Aptina and Truesense, which generated approximately $499.4 million of revenue for the nine months ended October 2, 2015 compared to $106.5 million of revenue from the acquisition dates through September 26, 2014.

Revenues from the Standard Products Group increased by $8.7 million, or approximately 1%, for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. This increase is primarily attributable to a $16.3 million, or approximately 33%, increase in revenue from our memory products, combined with an increase in revenues from our discrete products of $8.2 million, or approximately 2%, partially offset by a decrease in revenue from our TMOS products of $16.8 million, or approximately 9%.

Revenues from the System Solutions Group decreased by $37.0 million, or approximately 9%, for the nine months ended October 2, 2015 compared to the nine months ended September 26, 2014. This decrease is primarily attributable to a $31.3 million, or approximately 11%, decrease in revenue from our LSI products from a devaluation of the Yen, a softening of the Japanese consumer end-markets and an increase in competition in other regions.

Revenues by geographic location for the nine months ended October 2, 2015 and September 26, 2014 were as follows (dollars in millions):

	Nine Months Ended October 2, 2015	As a % of Total Revenue (1)	Nine Months Ended September 26, 2014	As a % of Total Revenue (1)
United States	$406.1	15.3%	$352.6	15.3%
Japan	201.9	7.6%	210.0	9.1%
Hong Kong	647.9	24.4%	692.8	30.2%
Singapore	881.5	33.2%	580.5	25.3%
United Kingdom	380.4	14.3%	367.0	16.0%
Other	137.7	5.2%	94.7	4.1%

Total	$2,655.5		$2,297.6

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended October 2, 2015 and September 26, 2014, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the nine months ended October 2, 2015 and September 26, 2014 was as follows (dollars in millions):

	Nine Months Ended October 2, 2015	As a % of Segment Revenue (1)	Nine Months Ended September 26, 2014	As a % of Segment Revenue (1)
Application Products Group	$357.0	44.4%	$361.9	44.7%
Image Sensor Group	165.5	31.0%	43.5	31.1%
Standard Products Group	324.6	35.2%	332.1	36.3%
System Solutions Group	79.1	19.9%	87.8	20.2%

Gross profit by segment	$926.2		$825.3

Unallocated manufacturing costs (2)	(12.9)	(0.5)%	(18.1)	(0.8)%

Total gross profit	$913.3	34.4%	$807.2	35.1%

(1) Certain amounts may not total due to rounding of individual amounts.

(2) During the third quarter of 2015, the Company began allocating certain manufacturing costs to its segments that were previously included as unallocated manufacturing costs. Comparative information has been recast to conform with the current period presentation. Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $913.3 million during the nine months ended October 2, 2015 compared to $807.2 million during the nine months ended September 26, 2014. The gross profit increase of $106.1 million, or approximately 13%, during the nine months ended October 2, 2015 is primarily due to the impact of our recent acquisitions.

Gross profit as a percentage of revenues decreased to approximately 34.4% during the nine months ended October 2, 2015 from approximately 35.1% during the nine months ended September 26, 2014. This decrease was primarily driven by a larger proportion of revenues generated from our Image Sensor Group which generates lower gross margin levels than our Application Products Group and Standard Products Group, partially offset by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $305.7 million for the nine months ended October 2, 2015 compared to $255.7 million for the nine months ended September 26, 2014, representing an increase of $50.0 million, or approximately 20%. This increase is primarily associated with an increase of approximately $52.7 million of expenses attributable to the operations of Aptina and Truesense for the full nine month period in 2015.

Selling and marketing expenses were $156.0 million for the nine months ended October 2, 2015 compared to $143.4 million for the nine months ended September 26, 2014, representing an increase of $12.6 million, or approximately 9%. This increase is primarily associated with an increase of approximately $20.5 million of expenses attributable to the operations of Aptina and Truesense for the full nine month period in 2015, partially offset by decreased performance-based compensation.

General and administrative expenses were $136.6 million for the nine months ended October 2, 2015 compared to $134.2 million for the nine months ended September 26, 2014, representing an increase of $2.4 million, or approximately 2%. This increase is primarily associated with an increase of approximately $12.6 million of expenses attributable to the operations of Aptina and Truesense for the full nine month period in 2015, partially offset by decreased performance-based compensation in our Application Products Group, Standard Products Group and System Solutions Group and $8.0 million of acquisition related expenses which were incurred during the nine months ended September 26, 2014 that were not also incurred during the nine months ended October 2, 2015.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $101.1 million and $39.6 million for the nine months ended October 2, 2015 and September 26, 2014, respectively. The increase in amortization of acquisition-related intangible assets is attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $4.5 million for the nine months ended October 2, 2015 compared to $20.0 million for the nine months ended September 26, 2014. The information below summarizes certain activities for each respective period. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Nine Months Ended October 2, 2015

During the nine months ended October 2, 2015, we recorded approximately $6.4 million of net charges related to our restructuring programs, consisting primarily of $3.5 million of employee separation charges from our European marketing organization relocation plan and $1.2 million of general workforce reductions. Total restructuring, asset impairments and other, net, was partially offset by a $3.4 million gain from the sale of assets and the change in foreign currency for our KSS facility.

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

During the nine months ended September 26, 2014, we initiated further voluntary retirement activities for employees of certain of our System Solutions Group subsidiaries in Japan, applicable to an additional 60 to 70 positions, consisting of employees and contractors, which were effectively eliminated as of September 26, 2014.

During the nine months ended September 26, 2014, we recorded net charges of $5.7 million in connection with the Q4 2013 Voluntary Retirement Program, which consisted of employee severance charges of $10.2 million, partially offset by pension and related retirement liability adjustments associated with the affected employees, which resulted in a pension curtailment benefit of $4.5 million.

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

Goodwill and Intangible Asset Impairment

During the nine months ended October 2, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded a related impairment loss of $3.8 million included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $10.2 million to $34.8 million during the nine months ended October 2, 2015 compared to $24.6 million during the nine months ended September 26, 2014. Our average long-term debt balance (including current maturities and net of debt discount) during the nine months ended October 2, 2015 was $1,300.2 million at a weighted-average interest rate of approximately 3.6%, compared to $1,062.9 million at a weighted-average interest rate of approximately 3.1% during the nine months ended September 26, 2014.

Other

Other income increased by $10.0 million for the nine months ended October 2, 2015, to income of $7.9 million from an expense of $2.1 million for the nine months ended September 26, 2014. The increase is primarily attributable to the gain on sale of available-for-sale securities and fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity.

Loss on Debt Extinguishment

During the nine months ended October 2, 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the facility, resulting in a loss on debt extinguishment during the nine months ended October 2, 2015.

Provision for Income Taxes

We recorded an income tax provision of $25.1 million and an income tax benefit of $3.7 million during the nine months ended October 2, 2015 and September 26, 2014, respectively.

The income tax provision for the nine months ended October 2, 2015 consisted primarily of $24.7 million for income and withholding taxes of certain of our foreign and domestic operations and $2.6 million of new reserves and interest on existing reserves for uncertain prior year tax positions in foreign taxing jurisdictions, partially offset by the reversal of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended October 2, 2015.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the nine months ended October 2, 2015 was 14.0%, which differs from the U.S. statutory federal income tax rate of 35% principally due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan-related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of October 2, 2015, which is not expected to have a material effect on our cash taxes. As of December 31, 2014, the valuation allowance on our domestic deferred tax assets was approximately $461.9 million.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of October 2, 2015, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2014 Form 10-K, except for the repayment of the revolving credit facility, the issuance of the 1.00% Notes and other financing activities. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our revolving credit facility) see Note 10: “Commitments and Contingencies” and for pension plan information see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash, cash equivalents and short-term investments was $557.6 million as of October 2, 2015. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents and short-term investments, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents and short-term investments at October 2, 2015 include approximately $241.5 million available within the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; or customs guarantees. As of October 2, 2015, our senior revolving credit facility included a $15.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of October 2, 2015. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $4.8 million as of October 2, 2015.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $169.2 million as of October 2, 2015. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $198.2 million as of October 2, 2015. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $98.1 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

During the nine months ended October 2, 2015, we issued $690.0 million of our 1.00% Notes and used a portion of the proceeds to pay down amounts previously drawn on our senior revolving credit facility. We also increased the borrowing capacity of our senior revolving credit facility from $800.0 million to $1.0 billion and reset the five year maturity. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On July 15, 2015, we completed the purchase of AXSEM, for a purchase price of $8.0 million in cash, plus an additional Earn-out amount. Approximately $0.8 million of the purchase consideration was held in escrow as of October 2, 2015. On August 15, 2014, we completed the purchase of Aptina, for a total purchase price of $405.4 million in cash, $40.0 million of which was held in escrow as of October 2, 2015. See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

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

Our ability to service our long-term debt, including our 1.00% Notes and 2.625% Notes, Series B, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the nine months ended October 2, 2015, we paid $204.8 million for capital expenditures, while during the nine months ended September 26, 2014, we paid $163.0 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2015 is approximately $21.4 million. Our current minimum contractual capital expenditure commitment for 2016 and thereafter is approximately $64.3 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Nine Months Ended
	October 2, 2015	September 26, 2014
Summarized cash flow from operating activities
Net income	$154.0	$191.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267.8	182.4
Write-down of excess inventories	38.4	21.1
Non-cash goodwill and intangible asset impairment charges	3.8	—
Non-cash share-based compensation expense	36.3	33.0
Change in deferred taxes	0.1	(16.7)
Other adjustments	4.1	7.9
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(87.6)	(46.5)
Inventories	(62.1)	(29.4)
Other assets	(15.4)	(13.4)
Deferred income on sales to distributors	(34.7)	26.5
Other changes in assets and liabilities	8.7	(38.0)

Net cash provided by operating activities	$313.4	$318.8

Our cash flows provided by operating activities for the nine months ended October 2, 2015 decreased by $5.4 million compared to the nine months ended September 26, 2014. The decrease is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents and short-term investments, was $57.1 million at October 2, 2015 and has fluctuated between $33.9 million and $315.8 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and short-term investments, was $614.7 million at October 2, 2015 and has fluctuated between $611.8 million and $913.1 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the nine months ended October 2, 2015, our working capital was significantly impacted by the issuance of the 1.00% Notes, the repayment of amounts drawn on the revolving credit facility, the repurchase of the Company’s common stock and our capital expenditures. See Note 7: “Long-Term Debt” and also see Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets and goodwill.

Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We believe that near-term access to additional manufacturing capacity, should it be required, could be readily obtained on reasonable terms through manufacturing agreements with third parties. Cash capital expenditures were $204.8 million during the nine months ended October 2, 2015, compared to cash capital expenditures of $163.0 million during the nine months ended September 26, 2014. We will continue to look for opportunities to make future strategic purchases for additional capacity.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued during the nine months ended October 2, 2015. Set forth below is a summary of certain key financing events during the nine months ended October 2, 2015. For further information with respect to our debt instruments, see Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Issuance of 1.00% Notes

During the second quarter of 2015, we completed a private unregistered offering for an aggregate principal amount of $690.0 million of our 1.00% Notes. The 1.00% Notes mature on December 1, 2020, unless earlier purchased or converted. We concurrently entered into convertible note hedge and warrant transactions with certain institutional counterparties. A portion of the proceeds from the offering were used to finance the hedge and warrant transactions associated with the issuance of the 1.00% Notes, to pay down the senior revolving credit facility and to repurchase $70.0 million of our common stock. See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to the 1.00% Notes.

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

Share Repurchase Program

During the quarter and nine months ended October 2, 2015, we purchased 9.4 million and 28.4 million shares of our common stock, respectively, pursuant to our previously announced share repurchase program for an aggregate purchase price of $100.0 million and $327.8 million, respectively, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $10.64 and $11.53, respectively. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-Q for additional information. See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this Form 10-Q for information with respect to our share repurchase program.

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

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. As of October 2, 2015, we believe that we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

As of October 2, 2015, our long-term debt (including current maturities) totaled $1,407.7 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,014.1 million as of October 2, 2015. We do have interest rate exposure with respect to the $393.6 million balance of our variable interest rate debt outstanding as of October 2, 2015. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $2.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions, both on a stand-alone basis and in conjunction with their underlying foreign currency exposures, from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of exposures intended to be hedged, we cannot provide any assurances that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at October 2, 2015 and December 31, 2014 was $76.6 million and $145.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including: Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $48.5 million as of October 2, 2015, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 2, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes in our assessment of our risk factors included in our 2014 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2014 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2014 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment.

Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. The following risk factors are in addition to those included in our 2014 Form 10-K.

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

Repatriation of some of the funds held outside the United States could have potential adverse tax consequences and could be subject to delay because of required local country approvals or local obligations. In addition, at times we are required to make cash deposits to support bank guarantees of our obligations under certain office leases or amounts we owe to certain vendors from whom we purchase goods and services. Nearly all of these arrangements are outside of the United States, and these cash deposits are not available for other uses as long as the bank guarantees are outstanding. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have an adverse effect on our ability to make interest and principal payments due under our various debt obligations. Our balance of cash, cash equivalents and short-term investments was $517.8 million at December 31, 2014 and $557.6 million at October 2, 2015, and of those amounts, approximately $203.6 million and $241.5 million was available in the United States at December 31, 2014 and October 2, 2015, respectively.

Risks Related to our 1.00% Notes

Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes in a timely manner.

In June 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes. Holders of the 1.00% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the indenture governing the 1.00% Notes) at a repurchase price equal to 100% of the principal amount of the 1.00% Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 1.00% Notes being converted. Moreover, we will be required to repay the 1.00% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes, repurchase the 1.00% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes following a fundamental change, we would be in default under the terms of the 1.00% Notes, which could cross default other debt and materially, adversely harm our business. The terms of the 1.00% Notes do not limit the amount of future indebtedness we may incur, and if we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the quarter ended October 2, 2015. See also Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements under the heading “Equity-Share Repurchase Program” included elsewhere in this Form 10-Q for additional information with respect to the Company’s share repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)
July 4, 2015 - July 31, 2015	9,392,405	$10.64	9,392,405	648,185,292
August 1, 2015 - August 28, 2015	—	—	—	648,185,292
August 29, 2015 - October 2, 2015	—	—	—	648,185,292

Total	9,392,405	$10.64	9,392,405

(1) These time periods represent our fiscal month start and end dates for the third quarter of 2015.

(2) On December 1, 2014, we announced a capital allocation policy and a new share repurchase program pursuant to the capital allocation policy (the “2014 Share Repurchase Program”) for up to $1 billion, exclusive of any fees, commissions or other expenses, of our common stock over a four year period effective December 1, 2014.

Under the 2014 Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and the execution of the program is subject to a variety of factors including the discretion of our Board of Directors. During the third quarter of 2015, we repurchased 9.4 million shares of common stock under the 2014 Share Repurchase Program for an aggregate purchase price of $100.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $10.64. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. As of October 2, 2015, $648.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to us to satisfy tax withholding obligations in connection with the vesting of time and performance-based restricted stock units issued to employees.

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: October 30, 2015	By:	/s/ BERNARD GUTMANN
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