Form 10-K
period 2015-12-31
ON SEMICONDUCTOR CORP
filed 2016-02-24
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,783,105,387 as of July 3, 2015, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 17, 2016 was 412,095,180.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end December 31, 2015 are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
AFS	Adaptive front lighting systems
Aptina	Aptina, Inc.
Aizu	Former front-end wafer manufacturing facility located in Aizu, Japan
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
AXSEM	AXSEM A.G.
BLDC	Brushless direct current
Catalyst	Catalyst Semiconductor, Inc.
CCD	Charge-coupled device
CMD	California Micro Devices Corporation
CMOS	Complementary metal oxide semiconductor
CSP	Chip scale package
DFN	Dual-flat no-leads
DSP	Digital signal processor
ECL	Emitter coupled logic
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
eFuse	Proprietary IBM technology
EPS	Electric power steering
ERISA	Employee Retirement Income Security Act
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Freescale	Freescale Semiconductor, Inc.
FS IGBT	Field stop insulated-gate bipolar transistor
GaN	Gallium nitride
HD	Hyper device
HE FETS	High efficiency MOSFETs
HIC	Hybrid integrated circuit
HV	High voltage

Abbreviated Term	Defined Term
HV FETS	High voltage MOSFETs
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IoT	Internet-of-Things
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
IPM	Integrated power module
ISBU	Image sensor business unit
IR	Infrared
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
LSI	Large scale integration
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
MVFETS	Medium voltage MOSFETS
OEM	Original equipment manufacturers
OPAmps	Operational amplifiers
PC	Personal computer
PIMs	Power integrated modules
PSRR	Power supply rejection ratio
PulseCore	PulseCore Holdings (Cayman) Inc.
RF	Radio frequency
RSU	Restricted Stock Unit
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
SoC	System on chip
TMOS	T-metal oxide semiconductor
Truesense	Truesense Imaging, Inc.
UPS	Uninterruptible power supplies
VCORE	Core voltage
VREG	Voltage regulator
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.  Business

Business Overview

ON Semiconductor Corporation and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) is driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer electronics, medical, industrial electronics, networking and aerospace/defense. Our devices are found in a wide variety of end products including automotive electronics, smartphones, media tablets, wearable electronics, personal computers, servers, industrial building and home automation systems, consumer white goods, advanced imaging systems, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, sensor networks and the IoT.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 50,000 products in 2015, and we shipped approximately 49.0 billion units in 2015 as compared to 48.2 billion units in 2014. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

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

Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group
Automotive ASSPs (1)	CCD Image Sensors (7)	Bipolar Power (8)	Power MOSFETs (10)
Analog Automotive (2)	CMOS Image Sensors (7)	Thyristor (8)	IGBTs (10)
Automotive Power Switching (3)	Linear Light Sensors (7)	Small Signal (8)	Power and Signal Discretes (10)
Automotive Mixed-Signal Solutions (1)	Proximity Sensors (13)	Zener (8)	Intelligent Power Modules (11)

Medical ASICs & ASSPs (1)		Protection (3)	Motor Driver ICs (12)
Mixed-Signal ASICs (1)		Rectifier (8)	Display Drivers (12)
Industrial ASSPs (1)		Filters (3)	ASICs (12)

High Frequency / Timing (4)		MOSFETs (3)	Microcontrollers (12)
IPDs (5)		Signal & Interface (2)	Flash Memory (12)
Foundry and Manufacturing Services (5)		Standard Logic (6)	Touch Sensor (12)
Hearing Components (1)		LDO’s & VREGs (2)	Power Supply IC (12)

DC-DC Conversion (2)		EE Memory and Programmable Analog (9)	Audio DSP (12)
Analog Switches (6)		IGBTs (3)	Audio Tuners (12)
AC-DC Conversion (2)		Smart Passive Sensors (13)	Image Stabilizer ICs (12)
Low Voltage Power Management (2)		PIM (14)	Auto Focus ICs (12)
Power Switching (2)
RF Antenna Tuning Solutions (1)

(1) ASIC/ASSP products	(8) Discrete products
(2) Analog products	(9) Memory products
(3) TMOS products	(10) HD products
(4) ECL products	(11) IPM products
(5) Foundry products / services	(12) LSI products
(6) Standard logic products	(13) Other sensor products
(7) Image sensor / ASIC products	(14) PIM products

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, the Czech

Republic, France, Germany, India, Ireland, Japan, Korea, Philippines, Romania, Slovakia, Slovenia, Switzerland and Taiwan. Additionally, we currently operate domestic manufacturing facilities in Idaho, New York and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Malaysia, Philippines and Vietnam. We also have global distribution centers in China, Japan, Philippines and Singapore.

Company Highlights for the year ended December 31, 2015

•	Total revenues of approximately $3,495.8 million
•	Gross margin of approximately 34.1%
•	Net income of $0.48 per diluted share
•	Cash and cash equivalents of $617.6 million
•	Issued $690.0 million of the Company’s 1.00% Notes
•	Amended the Senior Revolving Credit Facility, increased the borrowing capacity to $1.0 billion and reset the five year maturity
•	Completed the repurchase of approximately 30.4 million shares of common stock under our previously announced share repurchase program
•	Announced the acquisition of Fairchild for $2.4 billion in cash

Recent Company Mergers and Acquisitions

We have historically pursued strategic acquisitions to leverage our existing capabilities and further build our business. Such activities continued during 2015.

Pending Acquisition of Fairchild

On November 18, 2015, we entered into an Agreement and Plan of Merger (the “Fairchild Agreement”), with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, which provides for a proposed acquisition of Fairchild by us (the “Fairchild Transaction”). The total transaction value is expected to be approximately $2.4 billion.

Pursuant to the terms and conditions set forth in the Fairchild Agreement, we, through Falcon Operations Sub, Inc., have commenced an offer (the “Offer”) to acquire all of the outstanding shares of Fairchild’s common stock, par value $0.01 per share (the “Shares”), for $20.00 per share in cash, without interest (the “Offer Price”). The Offer is subject to certain conditions, including the tender of at least a majority of the then outstanding Shares. Following successful completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Fairchild Agreement, including the receipt of certain required regulatory approvals, Falcon Operations Sub, Inc. will be merged with and into Fairchild, with Fairchild surviving as our wholly-owned subsidiary (the “Merger”). At the effective time of the Merger (the “Effective Time”), each outstanding Share (other than Shares held by (i) ON Semiconductor, Fairchild or their respective subsidiaries immediately prior to the Effective Time and (ii) stockholders of Fairchild who properly exercised their appraisal rights under the Delaware General Corporation Law) will be canceled and automatically converted into the right to receive an amount in cash equal to the Offer Price. In addition, immediately prior to the Effective Time, all outstanding options to purchase Shares, restricted stock units, deferred stock units and performance units will become fully vested and be converted into the right to receive the Offer Price (net of any applicable exercise price with respect to options).

We intend to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt or equity securities and new, fully-committed debt financing. On November 18, 2015, we entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. (“DBSI”), Deutsche Bank AG, New York Branch (“Deutsche Bank”), Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which Deutsche Bank and Bank of America have committed to provide a $2.4 billion term loan facility (the “Term Loan”) and a $300 million revolving credit facility that may be increased by an additional $200 million (the “Revolver,” together with the provision of the Term Loan and Revolver as set forth in the Commitment Letter, the “Financing”) subject to satisfaction of customary closing conditions. The Term Loan is available to (i) finance the Offer and related Merger pursuant to the Fairchild Agreement, and (ii) pay fees and expenses related to the Merger and the Financing. Under the Commitment Letter, DBSI and Merrill Lynch will act as joint lead arrangers and bookrunners. The Commitment Letter provides, among other matters, for an initial commitment period until August 18, 2016 to effect the Financing, subject to three one-month extensions for regulatory approvals. The actual documentation governing the Financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Commitment Letter.

The transactions contemplated by the Fairchild Agreement have been unanimously approved by the boards of directors of both companies. Consummation of the transactions contemplated by the Fairchild Agreement is subject to the satisfaction or waiver of the conditions set forth in the Fairchild Agreement, as well as other customary closing conditions.

A detailed description of the transactions contemplated by the Fairchild Agreement can be found in the 8-K filed by us with the SEC on November 18, 2015, the Tender Offer Statement on Schedule TO (including the related tender offer materials, including the offer to purchase, the related letter of transmittal and certain other tender offer documents) filed by us with the SEC on December 4, 2015, the Solicitation/ Recommendation Statement on Schedule 14D-9 filed by Fairchild with the SEC with respect to the tender offer on December 4, 2015 and all subsequent amendments and supplements to those documents filed with the SEC by us and Fairchild. We currently expect the transactions contemplated by the Fairchild Agreement to close late in the second quarter of 2016. Factors, such as the possibility of an intervening offer for Fairchild or our ability to obtain the debt financing we need to consummate the Fairchild Transaction, may affect when and whether the Merger will occur.

See Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. See also Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements, included elsewhere in this Form 10-K for additional information and recent developments.

Completed Mergers and Acquisitions

On July 15, 2015, we completed the purchase of AXSEM, whereby AXSEM became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $8.0 million in cash consideration, plus an additional unlimited contingent consideration with a fair value of $5.0 million as of the acquisition date. We believe the acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market. See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

On August 15, 2014, we completed the purchase of Aptina, whereby Aptina became our wholly-owned subsidiary. The aggregate purchase price of this transaction was approximately $405.4 million in cash, subject to customary closing adjustments. We believe the acquisition of Aptina expands our image sensor business and establishes ON Semiconductor as one of the leaders in the fast growing segment of image sensors in the automotive and industrial end-markets. See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

On February 27, 2011, we acquired 100% of the CMOS ISBU from Cypress Semiconductor for $34.1 million in cash. The ISBU includes a portfolio of custom and standard image sensors used in multi-megapixel machine vision, linear and two dimensional bar code imaging, medical x-ray imaging, biometrics, digital photography and cinematography, and aerospace applications. The acquired products include the VITA, LUPA, STAR, and IBIS families.

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

The acquisition of SANYO Semiconductor provided us with a stronger market presence in Japan, with many leading Japan-based customers, some of which were previously our customers. We believe that this acquisition has provided and will continue to provide us with access to market-leading Japanese and Asian customers, while providing our System Solutions Group’s customers with access to front-end mixed-signal and analog manufacturing, and ultra high volume back-end facilities. Since acquiring SANYO Semiconductor in 2011, we have incurred material restructuring expenses to achieve cost savings in order to align the System Solutions Group’s cost structure with expected revenue levels as the System Solutions Group experienced revenue and financial performance declines which were greater than our expectations and greater than cyclical declines in our other operating segments. These revenue declines were at least partially attributable to the impact from the October 2011 Thailand flood, a softening of the Japanese consumer market and, to a lesser extent, political tensions between Japan and China. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Operating Expenses” under the heading “Restructuring, asset impairments and other, net” and in Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information on our System Solutions Group restructuring activities.

Products and Technology

The following provides certain information regarding our operating segments. See “Business Overview” above and Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for other information regarding our segments and their revenues and property, plant and equipment and the income derived therefrom.

Application Products Group

The Application Products Group designs and develops analog, mixed-signal and advanced logic ASIC and ASSP solutions for a broad base of end-users in the automotive, consumer electronics, computing, industrial, communications, medical and military / aerospace markets. Our product solutions enable industry leading active mode and standby mode efficiency now being demanded by regulatory agencies around the world. Additionally, the Application Products Group offers Trusted Foundry, Trusted Design, and manufacturing services, and IPD products technology, which leverage the Company’s broad range of manufacturing, IC design, packaging and silicon technology offerings to provide flexible turn-key solutions for our customers. Certain of the Application Products Group’s broad portfolio of products and solutions are summarized below:

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

Industrial electronics

Power efficient communication and sensor interface products. Wired and low power RF wireless connectivity for IoT applications. Circuit breaking products for applications. FDA-compliant assembly and packaging manufacturing services.

Communications	Power management products that allow lowest possible current consumption at high efficiency, RF tuning to enhance radio performance.

Image Sensor Group

The Image Sensor Group designs and develops CMOS and CCD image sensors, as well as proximity sensors and image signal processors for a broad base of end-users in the automotive, industrial, consumer electronics, wireless, medical, and military\aerospace markets. Our broad product offering delivers excellent pixel performance, sensor functionality and camera systems capabilities to a world going more visual. With our high-quality imaging portfolio, camera system and applications expertise, our customers can deliver new and differentiated imaging solutions to their end-markets. Certain of the Image Sensor Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Automotive imaging

High dynamic range, low-light, fast video frame rates with near-IR sensitivity for scene viewing to dramatically reduce injuries and help eliminate backover fatalities, and scene understanding for ADAS to improve safety and the overall driving experience.

Industrial Imaging

A broad range of both CMOS and CCD image sensors for aerial surveillance, intelligent traffic systems, Internet protocol cameras, one dimensional light and proximity sensor modules and emerging applications in the IoT market for security and surveillance, smart home, lighting, industrial automation and smart cities.

Wireless and Consumer Electronics

A broad range of CMOS sensors for high performance mobile phones, PCs, tablets and high-speed video camera, and various unique consumer applications. Our solutions offer superior image quality, fast frame rates, high definition, and low light sensitivity to provide customers with a compelling visual experience.

Standard Products Group

The Standard Products Group offers a wide array of discrete and integrated semiconductor products that perform multiple application functions, including power switching, signal conditioning, circuit protection, signal amplification and voltage reference functions. The trends driving growth within our end-user markets are primarily the demand for greater functionality in small hand-held devices, faster data transmission rates in all communications applications and higher efficiency in all power applications. The proliferation of electronic content in automobiles has induced tremendous stress on the existing 12 volt electrical infrastructure. Power efficiency and exceptionally low power drain modes have now become a critical automotive issue as more and more electronic features exist. The new technologies being developed to support these market trends include lower capacitance protection and integrated signal conditioning products to support faster data transmission rates, micro packages for multiple hand-held applications and switching and rectification technologies that allow for high-efficiency energy usage and conversion. Certain of the Standard Product Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Automotive electronics

Over 4,000 products AEC qualified. Known Good Die to support automotive modules. Precision OpAmps to support rapid growth in sensors. A battery free wireless sensor solution for occupant detection, HVAC control, fluid level and vehicle leak monitoring. Auto grade EEPROMs to support Imaging. FS IGBT and HE FETs, PIMs and eFuse to support proliferation of electric motors. Protection devices to support growing number of interface standards used in automotive. LED drivers and MV FETs to support rapid growth of LED lighting in both AFS and ambiance.

Computing

MOSFETs and protection devices supporting latest chipsets. Multichip power solutions and advanced LDOs to support power efficiency requirements in new computing platforms. GaN technology enables drastic reduction in power adaptor size.

Industrial electronics

Focused on advanced power technologies to support high performance power conversion for high-end power supply/UPS, alternative energy, industrial motors. Latest technologies include: HV FETs, FS IGBTs, PIMs, Gate Drivers, GaN, and HV LDOs. A battery free wireless sensor solution for moisture, temperature, pressure and proximity detection to meet the rapidly growing needs of IoT.

Wireless Communications

Continue to introduce world’s smallest packages: DFN MOSFETs, Chip Scale Package, EEPROMs and LDOs, DFN 01005 for small signal devices and protection. Low capacitance ESD and common mode filters for high speed serial interface protection. High PSRR LDOs for clean power rails and low power LDOs for increased efficiency. Precision OpAmps to support proliferation of sensors and CSP EEPROMs to facilitate storage of security information. GaN technology enables significant reduction in power adaptor size.

System Solutions Group

Our System Solutions Group designs and develops analog and mixed signal ICs, DSPs, analog and digital tuners, intelligent power modules, memory and discrete semiconductors for the automotive, communications, consumer and industrial end-markets. The continuing transformation to make all electronics systems “smart,” connected and more power efficient presents a substantial opportunity to draw on our diverse product portfolio and applications expertise to provide customers with comprehensive systems solutions for their applications. We further possess unique packaging capabilities that help customers reduce device size, weight and improve power efficiency as more semiconductor content is incorporated into electronics systems and device dimensions shrink to increase portability. These advanced packaging capabilities allow us to provide complete, fully tested solutions resulting in faster time to market for our customers. Certain of the System Solutions Group’s broad portfolio of products and solutions are summarized below:

End-Market	Certain Focused Products and Solutions
Wireless Communications

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

Automotive

Innovative solutions that reduce size and weight: our strength and expertise in smart motor control solutions, including our IPMs enable simple and low cost design for BLDC motors used in fans and pumps (examples: EPS, wiper, oil & water pumps, radiator fan, sliding doors, fuel pump and HVAC fan). Ignition control ASSPs that reduce adoption cycle time for OEMs for fuel efficient engines.

Industrial	Broad portfolio of power solutions including smart motor drivers, MOSFETs, IGBT’s and Intelligent Power Modules.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive electronics, consumer electronics, industrial electronics, wireless communications, networking, military aerospace and medical. For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, we had no sales to individual customers, including distributors, that accounted for 10% or more of our total consolidated revenues.

For the year ended December 31, 2015, aggregate revenue from our five largest customers per segment, including distributors, for our Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group comprised approximately 29%, 59%, 43%, and 51% of total revenue for each respective operating segment. The loss of certain of these customers or distributors may have a material adverse effect on the operations of the respective segment.

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

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2015, sample applications for our products and representative OEM customers and end-users.

	Computing	Consumer Electronics	Automotive Electronics	Industrial Electronics	Communications	Networking	Military - Aerospace	Medical
Approximate percentage of 2015 Revenue	12%	14%	33%	19%	15%	3%	1%	3%

Sample applications	Notebooks, Ultrabooks, & 2-in-1s	Music Players, Digital Cameras & Video Recorders	Fuel Economy & Emission Reduction	Smart Grid & Metering	Tablets	Switches	Cockpit Displays	Hearing Devices
	Desktop PCs & All-in-Ones	Flat TVs & Set-Top Boxes	Active Safety (ADAS and Viewing Cameras)	Security & Surveillance	Smart phones	Routers	Guidance Systems	Imaging
	Graphics	Gaming & Home Entertainment Systems	Body Electronics & Lighting	Motor Controls	Wearables Devices	Base Stations	Infrared Imaging	Diagnostic, Therapy, & Monitoring
	Servers & Workstations	White Goods	Infotainment & Connectivity	Smart Buildings	Back lighting & Display Control	Network Cards	Image Sensors	Implantable Devices
	Internal & External Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies	Power Supplies
	PC Cameras	Drones		Industrial Automation	RF Tuning
Drones

Representative OEM customers and end-users	Apple Inc.	GoPro, Inc.	Bosch GMBH	Dahua Technology	Apple Inc.	Alcatel Lucent	Aeroflex	Boston Scientific
	Asus	Gree, Inc.	Continental Automotive Systems	Delta Electronics	Huawei Tech Co., Ltd.	Cisco	British Aerospace	General Electric Co
	Dell Computer	LG Electronics	Delphi	Emerson Electric Co	Lenovo	Delta Electronics	General Electric Co.	Intricon Corp
	Delta Electronics, Inc.	Microsoft	Denso Corporation	Flir Systems	LG Eletronics	Ericsson	Honeywell Inc	Medtronic
	Foxconn	Midea	Fujitsu Ten LTD	Hikvision Digital Technology Co., Ltd.	Samsung Electronics	Huawei	ITT Corporation	Mindray
	Gigabyte	Panasonic Corporation	Hella	Honeywell Inc.	Sony Mobile	Nokia Solutions and Networks	L-3 Communications	Philips
	Hewlett Packard Co	Philips	Hyundai Mobis Co., Ltd.	Kionix INC	Xiaomi Inc.	ZTE Hong Kong LTD	Lockheed Martin	St. Jude Medical
	Lenovo	Samsung Electronics	Magna International	Schneider Electric	ZTE Hong Kong Ltd	Apple Inc.	Raytheon Co	Starkey Laboratories
	Seagate Technology	Sony Corp	Magneti Marelli	Siemens Industrial			Rockwell Collins
	Western Digital Corporation	Whirlpool Corp	TRW Inc	Tyco International			Sofradir
Valeo
Visteon

OEMs    Direct sales to OEMs accounted for approximately 39% of our revenues in 2015, 42% of our revenues in 2014 and 48% of our revenues in 2013. OEM customers include a variety of companies in the electronics industry such as Continental Automotive Systems, Delphi, Hella, Huawei Technologies Co. Ltd., Magna International, Panasonic Corporation and Samsung Electronics. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

Distributors    Sales to distributors accounted for approximately 54% of our revenues in 2015, 50% of our revenues in 2014 and 44% of our revenues in 2013. Our distributors, which include Arrow, Avnet, Macnica, OS Electronics, World Peace and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to certain distributors are made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to current limitations on the feasibility of estimating the upfront effect of returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers    Direct sales to electronic manufacturing service providers accounted for approximately 7% of our revenues in 2015, and 8% of our revenues in 2014 and 2013. Among our largest electronic manufacturing service customers are Benchmark Electronic, Celestica, Flextronics, Jabil and Sanmina. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this report for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer site facilities in Belgium, Canada, Czech Republic, Japan, Malaysia, and the United States and back-end assembly and test site facilities in Canada, China, Japan, Malaysia, Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture, as well as the reporting segments that use these facilities, along with the approximate gross square footage of each site’s building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reporting Segment	Size (sq. ft.)

Front-end Facilities:
Burlington, Canada (1) (2) (3)	Application Products Group	95,440
Gresham, Oregon	Application Products Group, Standard Products Group and System Solutions Group	558,457
Pocatello, Idaho	Application Products Group and Standard Products Group	575,276
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	740,349
Oudenaarde, Belgium	Application Products Group, Standard Products Group and System Solutions Group	719,892
Seremban, Malaysia (Site 2) (3)	Application Products Group, Standard Products Group and System Solutions Group	123,496
Niigata, Japan	Application Products Group, Standard Products Group and System Solutions Group	1,106,779
Rochester, New York (4)	Image Sensor Group	265,594

Back-end Facilities:
Burlington, Canada (1) (2) (3)	Application Products Group	95,440
Leshan, China (3)	Application Products Group and Standard Products Group	406,696
Seremban, Malaysia (Site 1) (3)	Application Products Group, Standard Products Group and System Solutions Group	328,204
Carmona, Philippines (1)	Application Products Group, Standard Products Group and System Solutions Group	518,592
Tarlac City, Philippines (1)	Application Products Group and System Solutions Group	354,861
Shenzhen, China (1)(3)	System Solutions Group	277,984
Bien Hoa, Vietnam (3)	Standard Products Group and System Solutions Group	294,418
Gunma, Japan (1) (3)	System Solutions Group	85,226
Rochester, New York (4)	Image Sensor Group	265,594
Nampa, Idaho (1)	Image Sensor Group	157,760
Other Facilities:
Roznov, Czech Republic	Application Products Group, Standard Products Group and System Solutions Group	740,349
Thuan An District, Vietnam (3)	System Solutions Group	32,619

(1)   These facilities are leased.

(2)   This facility is used for both front-end and back-end operations with a total square footage of 95,440.

(3)   These facilities are located on leased land.

(4)   This facility is used for both front-end and back-end operations with a total square footage of 265,594. Consists of one leased and one owned building.

We operate all of our manufacturing facilities directly, with the exception of our assembly and test operations facility located in Leshan, China, which is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), of which we own a majority of the outstanding equity interests. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 80% of Leshan’s production capacity in 2015, 70% in 2014 and 2013 and are currently committed to purchase approximately 80% of Leshan’s expected production capacity in 2016. During the year ended December 31, 2014, we acquired an additional equity interest in Leshan, see Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this report for additional information.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, ASE, LFoundry S.r.l., Kingpak, TSMC and UMC, accounted for approximately 39%, 30% and 26% of our manufacturing costs in 2015, 2014 and 2013, respectively.

For information regarding risks associated with our foreign operations, see Part I, Item 1A “Risk Factors” under the heading “Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this report.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, and lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources, generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our contractual obligations table in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” under the heading “Contractual Obligations” included elsewhere in this report. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or other factors.

Sales, Marketing and Distribution

As of December 31, 2015, our global sales and marketing organization consisted of approximately 1,200 professionals, servicing customers in approximately 70 countries. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective global applications support from our Technical Information Centers and Solution Engineering Centers, allowing for applications which are developed in one region of the world to be instantaneously available throughout all other regions.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under our registered trademark ON Semiconductor® and our ON logo, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our intellectual property. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. Our patents have expiration dates ranging from 2016 to about 2035, and none of the patents that expire in the near future materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

Historically, our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets consisting of a stronger second half of the year for certain end-markets as compared to the first half of the year. We have, in the past, experienced substantial quarter-to-quarter fluctuations in revenues and operating results and, in the future, could continue to experience period-to-period fluctuations in operating results due to general industry or economic conditions or for other reasons.

Backlog

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we record revenues on a “sell-through” basis. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2015, our backlog at the beginning of each quarter represented between 80% and 85% of actual revenues during such quarter, which is consistent with backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. We face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully-customized ICs, as well as customers who develop their own IC products. See Part I, Item 1A “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this report for additional information.

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

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends. Select competitors for certain of our products and solutions include: NXP Semiconductors N.V.; Infineon Technologies AG; Intersil Corporation; Maxim Integrated Products, Inc.; Melexis N.V.; STMicroelectronics N.V.; Texas Instruments Inc.; and Silicon Labs.

Image Sensor Group

The Image Sensor Group differentiates itself from the competition by leveraging deep technical knowledge and close customer relationships to drive the most compelling imaging experience for end users. The Image Sensor Group has over four decades of CCD imaging experience and was the first to commercialize CMOS active pixel sensors. The Image Sensor Group was the first to introduce CMOS technology into many of our markets, leveraging this expertise into market leading positions in automotive and industrial applications, bringing a wealth of technical and end-user applications knowledge to help customers develop innovative imaging solutions across a broad range of end-user needs. Select competitors for certain of our products and solutions include: Sony Semiconductor; Samsung; Omnivision; STMicroelectronics N.V.; and Toshiba.

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

The principal methods of competing in our discrete semiconductor products are through new product and package innovations with enhanced performance over existing products. Of particular importance is our ESD portfolio for hi-speed serial interface protection products where we believe we enjoy significant performance advantages over our competition, as well as, power switching and rectification products. Select competitors for certain of our products include: Diodes Incorporated; Infineon Technologies AG; KEC Corporation; NXP B.V.; Rohm Co., Ltd.; Semtech Corporation; STMicroelectronics N.V.; Fairchild; and Vishay Intertechnology, Inc.

System Solutions Group

The principal methods of competition for the System Solutions Group are technical performance, quality, service and price. Our competitive strengths are strong technology and design capability, breadth of product portfolio, systems design expertise and long-standing supply relationships with leading OEM customers. Select competitors for certain of our products include: Infineon Technologies AG; Mitsubishi Electric; NXP B.V.; Renesas Electronics Corporation; Rohm Co. Ltd.; Sanken Electric; STMicroelectronics N.V.; Texas Instruments Incorporated; Fairchild; and Toshiba Corporation.

Research and Development

Company-sponsored research and development costs in 2015, 2014 and 2013 were $396.7 million (11% of revenue), $366.6 million (12% of revenue) and $334.2 million (12% of revenue), respectively. We seek to maximize the investment of our people and capital in research and development by targeting innovative products and solutions for high growth applications that position the company to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

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

Our headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act. Motorola and now Freescale have been actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale (which became a wholly-owned subsidiary of NXP Semiconductors N.V. on December 7, 2015) have agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

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

We were notified by the Environmental Protection Agency (“EPA”) that we have been identified as a “potentially responsible party” (“PRP”) in the Chemetco Superfund matter. Chemetco is a defunct reclamation services supplier who operated in Illinois at what is now a Superfund site. We used Chemetco for reclamation services. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. We have joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Based on the information available, any costs to us in connection with this matter have not been, and are not expected to be, material.

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

Employees

As of December 31, 2015, we had approximately 24,500 employees worldwide, of which approximately 3,200 employees were in the United States. None of our employees in the United States are covered by collective bargaining agreements. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see Part I, Item 1A “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report. Of the total number of our employees as of December 31, 2015, approximately 20,300 were engaged in manufacturing, approximately 1,200 were engaged in our sales and marketing organization, which includes customer service, approximately 800 were engaged in administration and approximately 2,200 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 17, 2016 is set forth below.

Name	Age	Position
Keith D. Jackson	60	President, Chief Executive Officer and Director*
Bernard Gutmann	56	Executive Vice President, Chief Financial Officer and Treasurer*
George H. Cave	58	Executive Vice President, General Counsel, Chief Compliance & Ethics Officer, Chief Risk Officer and Corporate Secretary*
William M. Hall	60	Executive Vice President and General Manager, Standard Products Group*
Robert A. Klosterboer	55	Executive Vice President and General Manager, Application Products Group*
Mamoon Rashid	56	Senior Vice President and General Manager, System Solutions Group*
Taner Ozcelik	48	Senior Vice President and General Manager, Image Sensor Group*
Paul E. Rolls	53	Executive Vice President, Sales and Marketing*
William A. Schromm	57	Executive Vice President and Chief Operating Officer*

*  Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among such officers.

Keith D. Jackson.    Mr. Jackson was elected as a Director of ON Semiconductor and appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in November 2002. Mr. Jackson has more than 30 years of semiconductor industry experience. Before joining ON Semiconductor, he was with Fairchild, serving as Executive Vice President and General Manager, Analog, Mixed Signal, and Configurable Products Groups, beginning in 1998, and, more recently, was head of its Integrated Circuits Group. From 1996 to 1998, he served as President and a member of the board of directors of Tritech Microelectronics in Singapore, a manufacturer of analog and mixed signal products. From 1986 to 1996, Mr. Jackson worked for National Semiconductor Corporation, most recently as Vice President and General Manager of the Analog and Mixed Signal division. He also held various positions at Texas Instruments Incorporated, including engineering and management positions, from 1973 to 1986. Mr. Jackson joined the board of directors of Veeco Instruments, Inc. in February 2012 and has served on the board of directors of the Semiconductor Industry Association since 2008. In February of 2014, Mr. Jackson became a National Association of Corporate Directors Board Leadership Fellow, the highest level of credentialing for corporate directors and corporate governance professionals.

Bernard Gutmann.    Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer of ON Semiconductor and SCI LLC in September 2012 and has served as ON Semiconductor’s and SCI LLC’s Treasurer since January 2013. Before his promotion, he worked with the corporation as Vice President, Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury, and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Mr. Gutmann served in various financial positions with Motorola from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worcester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French, Spanish, and conversant in German.

George H. “Sonny” Cave.    Mr. Cave is the founding General Counsel and Corporate Secretary at ON Semiconductor since the 1999 spin-out from Motorola Inc. He is also Executive Vice President, Chief Compliance & Ethics Officer and Chief Risk Officer. His extensive legal and business experience spans over 30 years, including seven years with Motorola. For two years prior to ON Semiconductor’s spin-out, he was an ex patriate stationed in Geneva, Switzerland as Regulatory Affairs Director for Motorola’s Semiconductor Components Group. Before that assignment, he spent five years with Motorola’s Corporate Law Department in Phoenix, Arizona where he was Senior Counsel for global Environmental Health and Safety. Mr. Cave also practiced law for six years with two large firms in Denver and Phoenix. He has extensive experience in corporate law, governance, enterprise risk management and compliance and ethics. He holds a Juris Doctorate Degree from the University of Colorado School of Law (1985), a Master of Science Degree from Arizona State University (1982) and a Bachelor of Science Degree cum laude from Duke University (1979).

William M. Hall.    Mr. Hall joined the Company in May 2006 and is currently the Executive Vice President and General Manager of the Standard Products Group of ON Semiconductor and SCI LLC. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild. Between March 1997 and May 2006, Mr. Hall served at different times as Vice President of Business Development, Analog Products Group, Standard Products Group, and Interface and Logic Group, as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

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

Taner Ozcelik.    Mr. Ozcelik joined ON Semiconductor in August 2014 as the Senior Vice President of the Aptina Imaging Business and on February 20, 2015, he was named the Senior Vice President and General Manager of the Image Sensor Group of ON Semiconductor and SCI LLC. Mr Ozcelik has served at the intersection of semiconductors, consumer electronics, computing and automotive industries for more than two decades. Most recently, he served as Senior Vice President of Aptina’s Automotive and Embedded business. Prior to this, Mr. Ozcelik was Vice President and General Manager of NVIDIA’s automotive business. While at NVIDIA, he developed several award winning firsts in automotive, which spanned a variety of applications including infotainment systems, digital instrument clusters, automotive tablets and advanced driver assistance systems, which are now featured in cars worldwide. During his career, Mr. Ozcelik has also held positions as President and CEO at MobileSmarts and as Vice President and General Manager at Sony Semiconductor for its Digital Home Platform Division. Mr. Ozcelik holds an MBA from the Wharton School of the University of Pennsylvania, a PhD in Electrical Engineering from Northwestern University, and a BS in Electrical Engineering from Bogazici University, Turkey. He is listed as an inventor on 23 U.S. patents.

Paul E. Rolls.    Mr. Rolls was promoted and appointed Executive Vice President, Sales and Marketing of ON Semiconductor and SCI LLC in July 2013. Before his promotion, he served as Senior Vice President, Japan Sales and Marketing and Senior Vice President of Global Sales Operations, serving in that position from October 2012 to July 2013. Mr. Rolls has more than 26 years of technology sales, sales management and operations experience, with more than 19 years of sales and sales management experience in the semiconductor industry. Before joining the Company, Mr. Rolls was the Senior Vice President, Worldwide Sales and Marketing at Integrated Device Technology, Inc. from January 2010 to April 2012. From August 1996 to December 2009, he held multiple sales positions at International Rectifier Corp., most recently as Senior Vice President, Global Sales. During his career, he has also held management roles at Compaq Computer Corporation.

William A. Schromm    Mr. Schromm has more than 30 years of semiconductor industry experience, has been with the Company since August 1999 and has served as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC since August 2014. Prior to becoming Chief Operating Officer, he was a Senior Vice President responsible for quality, external manufacturing, System Solutions Group manufacturing, global supply chain, information technology, corporate program management. Prior to this role, Mr. Schromm served as Senior Vice President and General Manager of the Company’s former Computing and Consumer Products Group from June 2006 through September 2012. During his tenure with the Company, he has held various positions. From August 2004 through May 2006, he served as the Vice President and General Manager of the Company’s former High Performance Analog Division and also led the Company’s former Analog Products Group. Beginning in January 2003, he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999. Since April 2015, Mr. Schromm has served on the board of directors of II-VI, Inc. Mr. Schromm earned a BS degree from Boston College and an MBA from the University of Phoenix.

Geographical Information

For certain geographic operating information, see Note 15: “Income Taxes” and Note 18: “Segment Information” of the notes to our audited consolidated financial statements and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case, as included elsewhere in this report. For information regarding other aspects of risks associated with our foreign operations, see Part I, Item 1A “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” elsewhere in this report.

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

Item 1A.    Risk Factors

Overview

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, risks associated with our pending acquisition of Fairchild, including: (1) the risk that the conditions to the closing of the transaction are not satisfied; (2) litigation challenging the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain key personnel; (6) competitive responses to the transaction; (7) unexpected costs, charges or expenses resulting from the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) our ability to realize the benefits of the acquisition of Fairchild; (10) delays, challenges and expenses associated with integrating the businesses; (11) delays, challenges and expenses associated with the indebtedness planned to be incurred in connection with the transaction; and (12) legislative, regulatory and economic developments, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law.

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

The failure to complete our acquisition of Fairchild may adversely affect our business and our share price.

Our and Fairchild’s obligations to consummate our acquisition of Fairchild are subject to the satisfaction or waiver of certain customary conditions, including (i) the absence of any law or order prohibiting or restraining the Fairchild Transaction or any law making the consummation of the Fairchild Transaction illegal, (ii) there being no event that has or would reasonably be expected to have a material adverse effect on either us or Fairchild, (iii) subject to certain exceptions, the accuracy of the representations and warranties of the parties in the Fairchild Agreement, and (iv) performance by ON Semiconductor and Fairchild of their respective obligations under the Fairchild Agreement. There can be no assurance that these conditions to the completion of the Fairchild Transaction will be satisfied in a timely manner or at all. In addition, other factors, such as the possibility of an intervening offer for Fairchild or our ability to obtain the debt financing we need to consummate the Fairchild Transaction, may affect when and whether the Merger will occur. If the Fairchild Transaction is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the acquisition. Furthermore, if the Fairchild Transaction is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following: (1) we could be required to pay a termination fee of $215 million to Fairchild under certain circumstances as described in the Fairchild Agreement; (2) we would have incurred significant costs in connection with the acquisition that we would be unable to recover; (3) we may be subject to legal proceedings related to failure to complete the Fairchild Transaction; (4) the failure to consummate the Fairchild Transaction may result in negative publicity and a negative impression of us in the investment community; and (5) any disruptions to our business resulting from the announcement and pendency of the Fairchild Transaction, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the acquisition is not consummated.

In addition, we would not realize any of the expected benefits of having completed the Fairchild Transaction. The Fairchild Transaction, if completed, will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the acquisition of Fairchild are necessarily based on projections and assumptions about combining our business with Fairchild, which may not materialize or which may prove to be inaccurate.

Uncertainty about the Fairchild Transaction may adversely affect our business and share price, whether or not the Fairchild Transaction is completed.

We are subject to risks in connection with the announcement and pendency of the Fairchild Transaction, including: (1) the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors and others relating to the Fairchild Transaction; and (2) that we may forgo opportunities we might otherwise pursue absent the Fairchild Agreement.

Uncertainties about the Fairchild Transaction may also cause our current and prospective employees (including employees at Fairchild) to experience uncertainty about their future with us. These uncertainties may impair our ability to retain, recruit or motivate key management, sales, marketing, engineering, technical and other personnel.

In addition, in response to the announcement of the Fairchild Transaction, our existing or prospective customers, vendors or suppliers may: (1) delay, defer or cease purchasing goods or services from or providing goods or services to us; (2) delay or defer other decisions concerning us, or refuse to extend credit to us; or (3) otherwise seek to change the terms on which they do business with us.

While we are attempting to address these risks through communications with our existing and prospective customers, vendors and suppliers, they may be reluctant to purchase our products due to potential uncertainty about the direction of our product offerings and the support and service of our products after we complete the Fairchild Transaction.

We may fail to realize the benefits expected from the Fairchild Transaction, which could have a material adverse effect on our financial condition, results of operations and the trading price of our common stock.

Although we expect significant benefits to result from the Fairchild Transaction, there can be no assurance that we will actually realize these or any other anticipated benefits of the Fairchild Transaction. The price for our stock, following completion of the Fairchild Transaction may be affected by our ability to achieve the benefits expected to result from the Fairchild Transaction. Achieving the benefits of the Fairchild Transaction will depend, in part, on our ability to integrate Fairchild’s business successfully and efficiently with our business.

We intend to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, new, fully-committed debt financing and proceeds from the issuance of debt or equity securities. The debt that we expect to incur will bear interest based on floating rate indices or, in the event of the issuance of any debt securities, at fixed rates to be determined at the time of issuance based on prevailing market conditions. As a result, increases in prevailing interest rates related to this new debt financing would result in a higher cost of capital and significantly increase our annual interest expense even though the amounts borrowed would remain the same, which likely would reduce the anticipated benefits of the Fairchild Transaction and would adversely affect our cash flows, financial condition and results of operations.

The challenges involved in this integration, which will be complex and time consuming, include the following: (1) demonstrating to customers of ON Semiconductor and Fairchild that the Fairchild Transaction will not adversely affect our ability to address the needs of customers or result in the loss of attention or business focus; (2) coordinating and integrating research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs; (3) consolidating and integrating corporate, information technology, finance and administrative infrastructures; (4) coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development; and (5) minimizing the diversion of management attention from important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating Fairchild, then we may not achieve the anticipated benefits of the Fairchild Transaction and our post-acquisition revenue, expenses, results of operations and financial condition could be materially adversely affected, any of which could materially adversely affect the trading price of our common stock.

Litigation challenging the Fairchild Agreement may prevent the Fairchild Transaction from being consummated at all or within the expected timeframe.

Fairchild, Fairchild’s board of directors, ON Semiconductor and our wholly-owned subsidiary Falcon Operations Sub, Inc. are currently parties to a putative shareholder class action related to the Fairchild Transaction and may be parties to additional, similar claims and litigation. Among other remedies, the plaintiff in the proceeding to which we are a party seeks to enjoin the Fairchild Transaction. The results of complex legal proceedings are difficult to predict and could delay or prevent the Fairchild Transaction from becoming effective in a timely manner. The pending litigation is, and any additional litigation could be, time consuming and expensive, could divert our management’s attention away from their regular business, and, if any one of these lawsuits is adversely resolved against either us or Fairchild, could have a material adverse effect on our financial condition and ability to effect the Fairchild Transaction.

One of the conditions to closing the Fairchild Transaction is that no governmental entity having jurisdiction over us or Fairchild shall have issued an order, decree or ruling or taken any other material action enjoining or otherwise prohibiting the consummation of the Fairchild Transaction substantially on the terms contemplated by the Fairchild Agreement, and that no law shall have been enacted or promulgated by any governmental entity that makes the consummation of the Fairchild Transaction illegal. Consequently, if a settlement or other resolution is not reached in the lawsuits referenced above and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Fairchild Transaction on terms contemplated by the Fairchild Agreement, then such injunctive or other relief may prevent the Fairchild Transaction from being effective in a timely manner or at all. For additional information regarding this litigation, see Note 12: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Adverse global economic conditions may result in fluctuations and reductions in consumer and commercial spending from time to time, and such conditions or uncertainties about such conditions may result in lower orders for our products and make it difficult for us to accurately forecast and plan our future business activities. The semiconductor industry has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. Volatility in global economic conditions, including the level of the economic recovery in the United States, the growth rate of the Chinese economy, the effect of conditions in Japan, including a weakened demand environment and Japanese Yen, and economic weakness in many other countries and regions, volatility in oil prices and conflicts in Eastern Europe and the Middle East, may adversely and materially affect our industry, business and results of operations, and we cannot accurately predict volatility or how severe and prolonged any downturn or recovery might be. Reduced spending has in the past driven us and may in the future drive us and our competitors to reduce product pricing, which results in a negative effect on gross profit. In addition, to the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, our business and results of operations could be adversely and materially affected. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short-term and long-term strategies.

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

In addition, global financial uncertainty affecting the financial markets and economies generally could impact our business in a number of other ways, including causing (1) our customers and consumers in general to defer purchases, (2) our customers difficulties in obtaining sufficient credit to finance purchases of our products and meet their payment obligations to us, (3) our key suppliers to become capacity-constrained or insolvent, resulting in a reduction or interruption in supplies or a significant increase in the price of supplies and (4) our key suppliers to require acceleration of payments to them or our customers to delay payments to us. Any of the foregoing could materially and adversely affect our results of operations and financial condition.

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

The integration of newly acquired businesses will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations and key research and development, marketing or sales efforts could adversely affect ongoing operations and business relationships. Moreover, even if we were able to fully integrate a new acquisition’s business operations and other assets successfully, there can be no assurance that such integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible or were anticipated from the acquisition or that these benefits will be achieved within a reasonable period of time. Delays in integrating our acquisitions, which could be caused by factors outside of our control, could adversely affect the intended benefits of the acquisitions to our business, financial results, financial condition and the trading price of our stock and other securities.

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

In connection with our acquisition activity, we are required by generally accepted accounting principles and SEC rules and regulations to integrate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements, or if they do have independent audited financial statements, such statements may not be prepared under generally accepted accounting principles in the United States. Acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, which could materially impair our ability to obtain or prepare necessary financial information concerning such businesses in a format required to allow proper integration with our systems and financial statements. In addition, immediately after an acquisition and until such time as we are able to fully integrate an acquired business into our financial statements, we may be dependent on the acquired business’ financial controls and systems for reporting and other financial information, including projections and goals for such acquired business. We may not be able to successfully prepare and file required financial statements or other financial information for the acquired business, or to integrate the acquired business into our financial controls and systems and our consolidated financial statements in a timely manner. Failure to prepare accurate financial reports for our acquired businesses in a timely manner in accordance with generally accepted accounting principles in the United States could cause material inaccuracies in our financial statements and SEC filings, which could result in the necessity to restate our financials or lead to unknown liabilities and possibly result in a material impact on the trading price of our stock and other securities.

In connection with an acquisition, including the acquisition of Fairchild, it is possible that we may anticipate tax savings through integration of the newly acquired business into our business and rationalization of a combined infrastructure. As with any estimate, it is possible that the estimates of the potential savings could turn out to be incorrect.

We review goodwill associated with our acquisitions for impairment at least on an annual basis (see Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2: “Significant Accounting Policies - Goodwill” and Note 5: “Goodwill and Intangible Assets” of the notes to our consolidated audited financial statements located elsewhere in this Form 10-K for additional information about goodwill). In the past, we have recorded goodwill impairment charges related to certain of our acquisitions. Factors we consider important that could result in a subsequent impairment to goodwill include significant underperformance relative to historical or projected future operating results, significant changes in the manner of the use of our assets or the strategy for our overall business and significant negative industry or economic trends. We may have further material goodwill impairments which could adversely affect our financial condition and results of operations.

In addition, we may also issue equity securities to pay for future acquisitions or alliances, which could be dilutive to existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our financial position and operating results. In any such case, it is possible that factors outside of our control, including but not limited to increases in interest rates and loss of key customers, could adversely affect the intended benefits from an acquisition, even though we would continue to have a repayment obligation under the related loan agreement.

Our gross profit is dependent on a number of factors, including our level of capacity utilization and realizing expected synergies from acquisitions.

Semiconductor manufacturing requires significant capital investment, leading to high fixed costs and depreciation expense. We believe that our success materially depends on our ability to maintain or improve our current margin levels related to our manufacturing. For instance, if we are unable to utilize our manufacturing and testing facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits.

Moreover, we believe that we will need to continue to improve the margin levels of our System Solutions Group. While we anticipate that certain cost reduction measures taken, including voluntary retirement programs implemented in 2013 and 2014, should improve the margin levels of the System Solutions Group business, we may benefit fully from such actions and may need to take additional cost reduction measures.

The failure to successfully implement profitability enhancement programs and cost reductions, including restructuring activities, could adversely affect our business.

From time to time, we have implemented various cost reduction initiatives in response to, among other factors, significant downturns in our industry. These initiatives have included accelerating our manufacturing moves into lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to further lower costs, personnel reductions, reductions in employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs have been primarily composed of employee separation costs and asset impairments. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses” under the heading “Restructuring, asset impairments and other, net” and Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on restructuring activities.

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

For additional information regarding our profitability enhancement programs and cost reduction measures, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses” under the heading “Restructuring, asset impairments and other, net” and Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Expenses” under the heading “Research and Development” for a description of our expenditures for research and development.

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

Our sales are typically made pursuant to individual purchase orders or customer agreements, and we generally do not have long-term supply arrangements with our customers. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days for custom products without incurring a significant penalty. We routinely generate inventory based on customers’ estimates of demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products or overproduction due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers.

Competition in our industry could prevent us from maintaining our revenues and from raising prices to offset increases in costs.

The semiconductor industry is highly competitive, and our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Although only a few companies compete with us in most of our product lines, we face significant competition within each of our product lines from major global semiconductor companies as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, are integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as from customers who develop their own IC products. In addition, companies not currently in direct competition with us may introduce competing products in the future. In different product lines, we compete, to varying degrees, on the basis of price, quality, technical performance, product features, product system compatibility, customized design, strategic relationships with customers, new product innovation, availability, delivery timing and reliability and customer sales and technical support. Gross margins in the industry vary by geographic region depending on local demand for the products in which semiconductors are used, such as personal computers, tablets, industrial and telecommunications equipment, consumer electronics and automotive goods. Any inability to maintain revenues or raise prices to offset increases in costs could have a material adverse effect on our gross margin and on our business and prospects as a whole.

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

Manufacturing semiconductor components involves highly complex processes that require advanced equipment. We and our competitors continuously modify these processes in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields. Our manufacturing efficiency is and will continue to be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency or increase manufacturing efficiency to the same extent as our competitors.

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

Product sales to our ten largest customers have traditionally accounted for a significant amount of our business. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that any of our customers will not turn to other suppliers, significantly reduce orders or seek price reductions in the future or that the loss of one or more of our customers would not have a material adverse effect on our business or prospects. See Part I, Item 1 “Business - Customers” for a description of revenues from our largest customers.

We rely on customers in the automotive and communications industries for a significant portion of our revenue.

A significant portion of our sales are to customers within the automotive and communications industries (including networking). Sales into these industries represented approximately 33% and 18% of our revenue, respectively, for the year ended December 31, 2015, and those percentages will vary from quarter to quarter. Both the automotive and communications industries are cyclical, and, as a result, our customers in these industries are sensitive to changes in general economic conditions, which can adversely affect sales of our products.

Additionally, the quantity and price of our products sold to customers in these industries could decline despite continued growth in these end markets. Lower sales to customers in the automotive or communications industry may have a material adverse effect on our business, financial condition and results of operations.

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

The Company could be subject to changes in its tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We have historically benefited from relatively low effective tax rates because most of our income has been earned and reinvested in jurisdictions outside the U.S. However, our effective tax rate is uncertain on an ongoing basis. Changes to income tax regulations in the United States and the jurisdictions in which we operate, or in the interpretation of such laws, could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operations and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, increasing operations in high tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate.

Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. Although we believe our tax estimates are reasonable, the final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, operating results and cash flows.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In the U.S., a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

The distribution of any earnings of our foreign subsidiaries to the United States may be subject to United States income taxes, thus reducing our net income.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, debt repurchases, payments, acquisitions, including our potential acquisition of Fairchild, and stock repurchases. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are permanently reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Any such taxes would reduce our net income in the period in which these earnings are distributed.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our operating results and financial condition.

We conduct operations worldwide through our foreign subsidiaries, and are therefore subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. Based on our current knowledge and probability assessment of potential outcomes, we believe that we have provided for all tax exposures. However, the ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have a material adverse effect on our financial condition and operational results. Changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could have a material adverse effect on our operating results. In addition, any challenges to how our entities are structured or realigned or their business purpose by taxing authorities could result in us becoming subject to significant tax liabilities and penalties which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Repatriation of some of the funds held outside the United States could have potential adverse tax consequences and could be subject to delay because of required local country approvals or local obligations. In addition, at times we are required to make cash deposits to support bank guarantees of our obligations under certain office leases or amounts we owe to certain vendors from whom we purchase goods and services. Nearly all of these arrangements are outside of the United States, and these cash deposits are not available for other uses as long as the bank guarantees are outstanding. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have an adverse effect on our ability to make interest and principal payments due under our various debt obligations. Our balance of cash, cash equivalents and short-term investments was $517.8 million at December 31, 2014 and our balance of cash and cash equivalents was $617.6 million at December 31, 2015, and of those amounts, approximately $203.6 million and $240.7 million was available in the United States at December 31, 2014 and 2015, respectively.

If we fail to attract and retain highly skilled personnel, our results of operations and competitive position could deteriorate.

Our success, both generally and in connection with mergers and acquisitions, depends upon our ability to attract, retain and motivate highly-skilled design, technical, managerial, marketing and financial personnel. The market for personnel with such qualifications is highly competitive. In addition, from time to time, we have announced certain cost reductions that included the freezing of salaries and elimination of bonuses, mandatory unpaid time off, factory shutdowns and reduction in personnel. We also establish performance criteria for awards to officers and employees under bonus and other incentive plans and programs that may not be satisfied. These measures, as well as any future measures, could negatively affect morale and lead to unintended employee attrition at all levels of our organization. Moreover, we have not entered into employment agreements with all of our key personnel and our existing employment agreements do not require the employee to continue to work for us.

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

There can be no assurance that we or our independent registered public accounting firm will not identify a material weakness in the combined company’s internal control over financial reporting in the future. Failure to comply with SOX, including delaying or failing to successfully integrate our acquisitions into our internal control over financial reporting or the identification and reporting of a material weakness, may cause investors to lose confidence in our consolidated financial statements or even in our ability to recognize the anticipated synergies and benefits of such transactions, and the trading price of our common stock or other securities may decline. In addition, if we fail to remedy any material weakness, our investors and others may lose confidence in our financial statements, our financial statements may be materially inaccurate, our access to capital markets may be restricted and the trading price of our common stock may decline. See Part II, Item 9A “Controls and Procedures” of this report for information on disclosure controls and procedures and internal controls over financial reporting.

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

We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.

The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.

We face risks related to sales through distributors and other third parties.

We sell a significant, and increasing, portion of our products through distributors. Using third parties for distribution exposes us to many risks, including competitive pressure, concentration, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act (FCPA) or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could impair our financial condition and adversely affect our ability to operate our business.

In the ordinary course of business, we have substantial debt service obligations. On May 1, 2015, we amended our senior revolving credit facility to among other things, increase the borrowing capacity to $1.0 billion and on June 8, 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes. We incur debt from time to time to repay or refinance other outstanding debt, to make acquisitions or for other purposes. See Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain additional debt we may acquire in connection with our acquisition of Fairchild. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

We may need to incur substantial additional indebtedness in the future, including in connection with our acquisition of Fairchild. See Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain additional debt we may acquire in connection with our acquisition of Fairchild. The agreements relating to our outstanding indebtedness from time to time may limit us and our subsidiaries from incurring additional indebtedness. While we expect to have sufficient cash and cash equivalents for the next 12 months, if we incur additional debt, the related risks that we now face could intensify, and it is possible that we may need to raise additional capital to service this new debt and to fund our future activities. Moreover, the debt we may incur from time to time may require collateral to secure such indebtedness, which would place our assets at risk, as well as limit our flexibility related to such assets. Ultimately, we may not be able to obtain additional funding on favorable terms, or at all, and we may need to curtail our operations significantly, reduce planned capital expenditures and research and development, or be forced to obtain funds through arrangements that management did not anticipate, including disposing of our assets and relinquishing rights to certain technologies or other activities that may impair our ability to remain competitive.

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

Our debt agreements from time to time may contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on, among other decisions we might make, our ability to:

•	incur additional debt, including guarantees;
•	incur liens;
•	make certain investments;
•	sell or otherwise dispose of assets;
•	make some acquisitions;
•	engage in mergers or consolidations or certain other “change in control” transactions;
•	make distributions to our shareholders;
•	engage in restructuring activities;
•	engage in certain sale and leaseback transactions; and
•	issue or repurchase stock or other securities.

Such agreements may also require us to satisfy other requirements, including to maintain certain financial ratios and condition tests. Our ability to meet these requirements can be affected by events beyond our control and we may be unable to meet them. These restrictions may limit our ability to engage in activities that could otherwise benefit us. Any future debt could contain financial and other covenants more restrictive than those that are currently applicable.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our operating results and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which default or acceleration of debt could cross default other indebtedness. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default or, if we were required to repurchase any of our debt securities upon a change of control or other specified event, that we would be able to refinance or restructure the payments on those debt securities. Further, if we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could impact our operations. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. A default under our committed credit facilities, including our senior revolving credit facility, could also limit our ability to make further borrowings under those facilities. As a result of these restrictions, we may be limited in how we conduct our business; unable to raise additional debt or equity financing to operate during general economic or business downturns; or unable to compete effectively or to take advantage of new business opportunities. These restrictions may also affect our ability to grow in accordance with our strategy.

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. The terms of our financing agreements from time to time may contain limitations on our ability to incur additional indebtedness. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations, as well as on our ability to satisfy our other debt obligations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock which would have a dilutive effect to the current stockholders.

We conduct our operations through subsidiaries who may have no independent obligation to repay our debt.

We conduct our operations through our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries have no obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or payments from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under certain of our facilities from time to time, including under our senior revolving credit facility, are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes in a timely manner.

In June 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes. Holders of the 1.00% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the indenture governing the 1.00% Notes) at a repurchase price equal to 100% of the principal amount of the 1.00% Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes to be repurchased, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 1.00% Notes being converted. Moreover, we will be required to repay the 1.00% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes, repurchase the 1.00% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes following a fundamental change, we would be in default under the terms of the 1.00% Notes, which could cross default other debt and materially, adversely harm our business. The terms of the 1.00% Notes do not limit the amount of future indebtedness we may incur, and if we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on our 1.00% Notes.

The conditional conversion feature of the 1.00% Notes, if triggered, may adversely affect our financial condition and operating results.

Prior to the close of business on the business day immediately preceding September 1, 2020, holders may convert the 1.00% Notes only if specified conditions are met. In the event the conditional conversion feature of the 1.00% Notes is triggered, holders of the 1.00% Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 1.00% Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, if the conditional conversion feature of the 1.00% Notes is triggered, even if holders do not elect to convert their 1.00% Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 1.00% Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Note hedge and warrant transactions we have entered into may affect the value of the 1.00% Notes and our common stock.

Concurrently with the issuance of the 1.00% Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the 1.00% Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 1.00% Notes, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect to the extent that the market price per share of our common stock exceeds $25.96. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the 1.00% Notes. In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 1.00% Notes (and are likely to do so during any observation period related to a conversion of 1.00% Notes or following any repurchase of the 1.00% Notes by us on any fundamental change repurchase date or otherwise). The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock or the 1.00% Notes.

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

The fundamental change repurchase feature of our convertible notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of our convertible notes require us to repurchase the notes in the event of a fundamental change. In certain circumstances, a takeover of our company could trigger an option of the holders of the notes to require us to repurchase the notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to investors in the notes. A change of control may also trigger a default or other consequences under certain of our other indebtedness, including our senior revolving credit facility.

Conversion of convertible notes may dilute the ownership interest of existing shareholders, including holders who had previously converted their convertible notes, or may otherwise depress the price of our stock.

Under the terms of the 2.625% Notes, Series B, any conversions of the 2.625% Notes, Series B will be settled in cash up to the par value of the notes being converted, with the excess of the conversion value over the par value being settled in shares of common stock, subject to our ability to settle the entire amount in cash. Generally speaking, this would result in the issuance of common stock upon the conversion of the 2.625% Notes, Series B only if our common stock is trading at a value in excess of $10.50 per share and we do not elect to pay the entire amount in cash or are unable to do so. The conversion of some or all of the 2.625% Notes, Series B into common stock will dilute the ownership interests of our existing stockholders and may impact the value of our common stock. The 2.625% Notes, Series B will become fully convertible on June 15, 2016. Prior to that date, the 2.625% Notes, Series B will be convertible only upon the occurrence of certain extraordinary events. We may also elect to settle the 1.00% Notes in common stock, cash or a combination thereof. For a description of the conversion features of the 1.00% Notes and for other information regarding our convertible notes, see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. The dilutive effect of convertible notes on the calculation of our earnings per share is described in Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this report.

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

Certain change in control restrictions in certain of our debt agreements may have similar effects. Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters as well as certain design center and research and development operations are located in approximately 1.4 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. See Part I, Item 1 “Business - Manufacturing Operations” located elsewhere in this report for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Japan, Korea, Romania, the Slovak Republic, Switzerland, Taiwan and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space. We believe that our facilities around the world, whether owned or leased, are well maintained.

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

Item 4.    Mine Safety Disclosure

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “ON” on the NASDAQ Global Select Market. The following table sets forth the high and low sales prices for our common stock for the fiscal periods indicated as reported by the NASDAQ Global Select Market.

	Range of Sales Price

	High	Low
2015
First Quarter	$13.31	$9.65
Second Quarter	$13.50	$11.31
Third Quarter	$11.48	$8.40
Fourth Quarter	$11.62	$9.53
2014
First Quarter	$9.75	$7.82
Second Quarter	$10.07	$8.22
Third Quarter	$9.94	$8.32
Fourth Quarter	$10.44	$6.76

As of February 17, 2016, there were approximately 239 holders of record of our common stock and 412,095,180 shares of common stock outstanding.

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

Our outstanding debt facilities may restrict our ability to pay dividends from time to time. Our senior revolving credit facility permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the senior leverage ratio (calculated in accordance with the credit agreement) does not exceed 2.75 to 1.00. As of December 31, 2015, we were within the required senior leverage ratio and therefore permitted to pay cash dividends under our senior revolving credit facility. See Note 8: “Long-Term Debt” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our revolving credit facility.

Issuer Purchases of Equity Securities

Share Repurchase Program

The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2015. Also see Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on this repurchase program.

	(a)	(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($)
October 3, 2015 - October 30, 2015	—	$—	—	$648,185,292

October 31, 2015 - November 27, 2015	384,668	10.38	384,668	644,191,191

November 28, 2015 - December 31, 2015	1,527,381	10.47	1,527,381	628,194,507

Total	1,912,049	$10.46	1,912,049

Certain of the amounts in the above table may not total due to rounding of individual amounts.

(1) These time periods represent our fiscal month start and end dates for the fourth quarter of 2015.

Under the 2014 Share Repurchase Program, we may repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of our common stock over a period of four years from December 1, 2014, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion. During the fourth quarter of 2015, we repurchased approximately 1.9 million shares of common stock under the 2014 Share Repurchase Program for an aggregate purchase price of approximately $20.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $10.46. These repurchases were made in open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act. At December 31, 2015, approximately $628.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. This table does not include shares tendered to us to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to or withheld by us to satisfy tax withholding obligations in connection with the vesting of time and performance-based restricted stock units issued to employees. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the 2014 Share Repurchase Program.

Convertible Note Repurchase, Redemption, Conversion or Exchange

See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Key Financing and Capital Events” and Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of certain transactions with respect to our 1.00% Notes and our 2.625% Notes, Series B.

Equity Compensation Plan Table

Information concerning equity compensation plans is included in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” found elsewhere in this report.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per share data)
Statement of Operations data:
Revenues	$3,495.8	$3,161.8	$2,782.7	$2,894.9	$3,442.3
Restructuring, asset impairments and other, net (1)	9.3	30.5	33.2	163.7	104.3
Goodwill and intangible asset impairment charges (2)	3.8	9.6	—	49.5	—
Net income (loss)	209.0	192.1	153.6	(92.9)	15.0
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.48	0.43	0.33	(0.21)	0.03

Balance Sheet data:
Total assets (3)	$3,869.6	$3,822.1	$3,292.5	$3,374.1	$3,931.7
Long-term debt, including current maturities, less capital lease obligations (3)	1,365.7	1,150.9	887.5	918.6	1,102.2
Capital lease obligations	28.2	40.8	53.4	91.1	100.9
Total stockholders’ equity	1,631.9	1,647.4	1,523.6	1,427.9	1,537.3

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

(3)

The Company adopted ASU No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” during the quarter ended December 31, 2015 and elected the retrospective application of the new guidance, consistent with a change in accounting principle. The information included on the Company’s Consolidated Balance Sheet has been retrospectively adjusted in accordance with ASU No. 2015-03. See Note 3: “Recent Accounting Pronouncements” for additional information.

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

Executive Overview

This executive overview presents summarized information regarding our industry, markets, business and operating trends only. For further information relating to the information summarized herein, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $335.2 billion in 2015, a decrease of approximately 0.2% from $335.8 billion in 2014. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our Serviceable Addressable Market (“SAM”) since 2011:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2015	$335.2	(0.2)%	$115.9	(0.2)%
2014	$335.8	9.9%	$116.1	11.3%
2013	$305.6	4.8%	$104.3	0.6%
2012	$291.6	(2.6)%	$103.7	(3.4)%
2011	$299.5	0.4%	$107.4	(2.5)%

(1)

Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which differs from how we recognize revenue on shipments to certain distributors as described in Note 2: “Significant Accounting Policies - Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this report. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

(2)

Our SAM comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, and microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, VREGs and references, comparators, ASSP consumer, ASSP communications, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) standard product logic (consumer other, computer other peripherals, wired / wireless communications, automotive, industrial and multipurpose); (e) CMOS and CCD image sensors; (f) memory; (g) microcontrollers and (h) motor control modules. Our SAM is derived using the most recent information available, excluding foundry exposure, at the time of the filing of each respective period’s annual report and is revised in subsequent periods to reflect final results.

Worldwide semiconductor industry sales grew 0.4% in 2011, declined 2.6% in 2012, grew 4.8% in 2013, grew 9.9% in 2014, and declined 0.2% in 2015 following a pattern associated with the financial crisis, subsequent recovery and persistent economic uncertainty. The decrease of 0.2% from 2014 to 2015 is related to the challenging global macroeconomic conditions within the semiconductor industry which continue to affect sales in all geographic regions. Sales in our SAM decreased to $107.4 billion in 2011, decreased to $103.7 billion in 2012, increased to $104.3 billion in 2013, increased to $116.1 billion in 2014, and decreased to $115.9 billion in 2015. The decrease of approximately 0.2% from $116.1 billion in 2014 to $115.9 billion in 2015 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 4% for the next three years. These projections are not ours and may not be indicative of actual results.

Recent Results

Our total revenues for the year ended December 31, 2015 were $3,495.8 million, an increase of approximately 11% from $3,161.8 million from the year ended December 31, 2014. The majority of the increase was attributable to our 2014 acquisitions of Aptina and Truesense, which experienced a full year of operations during 2015, partially offset by decreased revenue from our System Solutions Group. During 2015, we reported net income attributable to ON Semiconductor Corporation of $206.2 million compared to net income attributable to ON Semiconductor Corporation of $189.7 million in 2014. Our gross margin decreased by approximately 20 basis points to 34.1% in 2015 from 34.3% in 2014, primarily driven by changes in volume and mix across certain of our product lines.

Business Overview

We are driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems.

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

Our new product development efforts continue to be focused on building solutions in product areas that appeal to customers in focused market segments and across multiple high growth applications. We collaborate with our customers to identify desired innovations in electronic systems in each end-market that we serve. This enables us to participate in the fastest growing sectors of the market. We also innovate in advanced packaging technologies to support ongoing size reduction in electronic systems and in advanced thermal packaging to support high performance power conversion applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to facilitate continued growth by targeting innovative products and solutions for high growth applications that position us to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

On November 18, 2015, we entered into a definitive agreement and plan of merger under which, subject to the conditions set forth in the agreement and plan of merger, we will acquire Fairchild for $20.00 per share in an all cash transaction valued at approximately $2.4 billion. We believe the acquisition creates a leader in the power semiconductor market with combined revenue of approximately $5.0 billion, diversified across multiple markets with a strategic focus on automotive, industrial and smartphone end-markets. See Part I, Item 1 “Business - Recent Company Mergers and Acquisitions,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. See also Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements, included elsewhere in this Form 10-K for additional information.

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

Business and Macroeconomic Environment Influence on Cost Savings and Restructuring Activities

We have recognized efficiencies from previously implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We have historically reviewed, and will continue to review, our cost structure, capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections.

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. Such actions continued in 2015. See “Results of Operations” under the heading “Restructuring, asset impairments and other, net” below, along with Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost saving actions.

Outlook

ON Semiconductor Q1 2016 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $800 to $840 million in the first quarter of 2016. Backlog levels for the first quarter of 2016 represent approximately 80% to 85% of our anticipated first quarter 2016 revenues. We estimate average selling prices for the first quarter of 2016 will be down approximately 2% compared to the fourth quarter of 2015. For the first quarter of 2016, we estimate that gross margin as a percentage of revenues will be approximately 31.8% to 33.8%. Our outlook does not include any contributions from the acquisition of Fairchild.

Results of Operations

Our results of operations for the year ended December 31, 2015 include the results of operations from our acquisitions of Aptina, Truesense, and AXSEM on August 15, 2014, April 30, 2014, and July 15, 2015, respectively.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Year ended December 31,			Dollar Change

	2015	2014	2013	2014 to 2015	2013 to 2014
Revenues	$3,495.8	$3,161.8	$2,782.7	$334.0	$379.1
Cost of revenues (exclusive of amortization shown below)	2,302.6	2,076.9	1,853.6	225.7	223.3

Gross profit	1,193.2	1,084.9	929.1	108.3	155.8
Operating expenses:
Research and development	396.7	366.6	334.2	30.1	32.4
Selling and marketing	204.3	200.0	171.2	4.3	28.8
General and administrative	182.3	180.9	148.5	1.4	32.4
Amortization of acquisition-related intangible assets	135.7	68.4	33.1	67.3	35.3
Restructuring, asset impairments and other, net	9.3	30.5	33.2	(21.2)	(2.7)
Goodwill and intangible asset impairment	3.8	9.6	—	(5.8)	9.6

Total operating expenses	932.1	856.0	720.2	76.1	135.8

Operating income	261.1	228.9	208.9	32.2	20.0

Other (expense) income, net:
Interest expense	(49.7)	(34.1)	(38.6)	(15.6)	4.5
Interest income	1.1	1.5	1.3	(0.4)	0.2
Other	7.7	(4.4)	1.5	12.1	(5.9)
Loss on debt extinguishment	(0.4)	—	(3.1)	(0.4)	3.1

Other (expense) income, net	(41.3)	(37.0)	(38.9)	(4.3)	1.9

Income before income taxes	219.8	191.9	170.0	27.9	21.9
Income tax (provision) benefit	(10.8)	0.2	(16.4)	(11.0)	16.6

Net income	209.0	192.1	153.6	16.9	38.5
Less: Net income attributable to non-controlling interest	(2.8)	(2.4)	(3.2)	(0.4)	0.8

Net income attributable to ON Semiconductor Corporation	$206.2	$189.7	$150.4	$16.5	$39.3

Revenues

Revenues were $3,495.8 million, $3,161.8 million and $2,782.7 million for 2015, 2014 and 2013, respectively. The increase of approximately 11% in 2015, compared to 2014, was primarily attributed to approximately $409.6 million of additional revenue in the Image Sensor Group provided by a full year of operations from the 2014 acquisitions of Aptina and Truesense, partially offset by decreased revenue from our System Solutions Group and a decrease in average selling prices of approximately 8%.

The increase in revenues from 2014 compared to 2013 was primarily attributed to approximately $262.4 million of additional revenue in the Image Sensor Group provided by the acquisitions of Aptina and Truesense, along with increases from our Application Products Group and Standard Products Group, which experienced greater revenue as a result of an improved demand environment. The increase in revenue was partially offset by decreased revenue from our System Solutions Group.

Revenues by reportable segment for each of the years ended 2015, 2014 and 2013, were as follows (dollars in millions):

	2015	As a % of Revenue (1)	2014	As a % of Revenue (1)	2013	As a % of Revenue (1)
Application Products Group	$1,056.5	30.2%	$1,070.4	33.9%	$996.8	35.8%
Image Sensor Group	717.3	20.5%	306.1	9.7%	39.5	1.4%
Standard Products Group	1,215.1	34.8%	1,210.4	38.3%	1,121.2	40.3%
System Solutions Group	506.9	14.5%	574.9	18.2%	625.2	22.5%

Total revenues	$3,495.8		$3,161.8		$2,782.7

(1)  Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group

Revenues from the Application Products Group decreased by $13.9 million, or approximately 1%, during 2015 compared to 2014, and increased by $73.6 million or approximately 7% during 2014 compared to 2013.

The 2015 decrease resulted from a decrease in revenues from analog products of $18.5 million, or approximately 5%, a decrease in revenues from TMOS products of $5.0 million, or approximately 11%, partially offset by an increase in revenues from ASIC products of $13.3 million, or approximately 2%.

The 2014 increase resulted from an increase in revenues from ASIC products of $44.4 million, or approximately 9%, an increase in revenues from analog products of $13.2 million, or approximately 3%, an increase in revenues from foundry services of $8.8 million, or approximately 65%, and an increase in revenues from TMOS products of $7.8 million, or approximately 20%.

Revenues from the Image Sensor Group

Revenues from the Image Sensor Group increased by $411.2 million during 2015 compared to 2014 and increased $266.6 million during 2014 compared to 2013.

This increase is primarily attributable to revenue provided by the 2014 acquisitions of Aptina and Truesense, which generated approximately $409.6 million of additional revenue attributable to a full year of operations during 2015 compared to 2014 and $262.4 million of revenue during the post combination period of 2014.

Revenues from the Standard Products Group

Revenues from the Standard Products Group increased by $4.7 million, or less than 1%, during 2015 compared to 2014 and increased by $89.2 million, or approximately 8%, during 2014 compared to 2013.

The 2015 increase resulted from an increase in revenues from our memory products of $16.7 million, or approximately 24%, an increase in revenues from analog products of $5.1 million, or approximately 2%, and an increase in revenues from discrete products of $3.0 million, or approximately 1%, partially offset by a decrease in revenues from TMOS products of $14.6 million, or approximately 6%.

The 2014 increase resulted from an increase in revenues from discrete products of $60.4 million, or approximately 14%, an increase in revenues from analog products of $24.1 million, or approximately 8%, and an increase in revenues from memory products of $11.3 million, or approximately 20%, partially offset by a decrease in revenues from TMOS products.

Revenues from the System Solutions Group

Revenues from the System Solutions Group decreased by $68.0 million, or approximately 12%, during 2015 compared to 2014 and decreased by $50.3 million, or approximately 8%, during 2014 compared to 2013.

The 2015 decrease is primarily attributable to a $48.3 million, or approximately 13%, decrease in revenue from LSI products and a $14.1 million, or approximately 13%, decrease in revenue from HIC products resulting from a softening of the Japanese consumer end-markets and an increase in competition in other regions.

The 2014 decrease resulted from a decrease in demand from the Japanese consumer market and an increase in competition in other regions, causing a decrease in revenue from LSI products of approximately $53.8 million, or approximately 13%.

Revenues by Geographic Location

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	2015	As a % of Revenue (1)	2014	As a % of Revenue (1)	2013	As a % of Revenue (1)
United States	$544.3	15.6%	$497.0	15.7%	$415.4	14.9%
United Kingdom	503.2	14.4%	497.9	15.7%	400.2	14.4%
Hong Kong	874.4	25.0%	975.3	30.8%	862.4	31.0%
Japan	281.7	8.1%	293.1	9.3%	290.2	10.4%
Singapore	1,120.7	32.1%	786.5	24.9%	700.6	25.2%
Other	171.5	4.9%	112.0	3.5%	113.9	4.1%

Total	$3,495.8		$3,161.8		$2,782.7

(1)  Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 18: “Segment Information” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment in each of the three years below was as follows (dollars in millions):

	2015	As a % of Segment Revenue (2)	2014	As a % of Segment Revenue (2)	2013	As a % of Segment Revenue (2)
Application Products Group	$462.6	43.8%	$476.2	44.5%	$427.6	42.9%
Image Sensor Group	232.4	32.4%	91.3	29.8%	24.5	62.0%
Standard Products Group	415.9	34.2%	432.2	35.7%	387.9	34.6%
System Solutions Group	98.1	19.4%	118.6	20.6%	99.7	15.9%

Gross profit by segment	$1,209.0		$1,118.3		$939.7
Unallocated manufacturing (1) (3)	(15.8)	(0.5)%	(33.4)	(1.1)%	(10.6)	(0.4)%

Total gross profit	$1,193.2	34.1%	$1,084.9	34.3%	929.1	33.4%

(1)  Unallocated manufacturing costs are being shown as a percentage of total revenue.

(2)  Certain of the amounts may not total due to rounding of individual amounts.

(3)  During the third quarter of 2015, the Company began allocating certain manufacturing costs to its segments that were previously included as unallocated manufacturing costs. Comparative information has been recast to conform with the current period presentation. Unallocated manufacturing costs are shown as a percentage of total revenue.

Our gross profit was $1,193.2 million, $1,084.9 million and $929.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The gross profit increase of $108.3 million, or approximately 10%, for the year ended December 31, 2015 compared to 2014 is primarily due to the contributions of our recent acquisitions, approximately $27.0 million for the amortization of the fair market value of inventory step-up from our acquisitions during the year ended December 31, 2014 for which there was no amortization during 2015, and manufacturing and cost improvements that were partially offset by decreased average selling prices.

The gross profit increase during 2014 compared to 2013 is primarily attributable to increased revenues, along with increased capacity utilization and cost savings realized from previous restructuring activities, partially offset by decreased average selling prices and approximately $27.0 million for the expensing of the fair market value of inventory step-up from our acquisitions during the year ended December 31, 2014.

Gross margin decreased to approximately 34.1% during 2015 compared to approximately 34.3% during 2014. This decrease was primarily driven by a larger proportion of our revenues provided by our Image Sensor Group which generates lower gross margin levels than our Application Products Group and Standard Products Group.

The increase in gross margin as a percentage of revenues during 2014 compared to 2013 was primarily driven by favorable changes in volume and mix across certain product lines as well as a larger proportion of revenues generated from our Applications Products Group, Image Sensor Group and Standard Products Group which experienced higher gross margin levels than our System Solutions Group.

Operating Expenses

Research and Development

Research and development expenses were $396.7 million, $366.6 million and $334.2 million, representing approximately 11%, 12% and 12% of revenues, for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase in research and development expenses of $30.1 million, or approximately 8%, during 2015 compared to 2014 is primarily associated with an increase of approximately $50.4 million from expenses attributable to the operations of Aptina and Truesense for the full period in 2015. These expenses were partially offset by lower payroll, including incentive compensation and payroll related costs in our Application Products Group and System Solutions Group.

The increase in research and development during 2014 compared to 2013 was primarily associated with approximately $38.0 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense. These expenses were further increased by greater personnel costs in our Application Products Group and Standard Products Group, along with increased performance-based compensation as a result of improved performance results for 2014 compared to 2013, partially offset by decreases in our System Solutions Group attributable to decreased payroll related expenses resulting from our restructuring and cost saving activities.

Selling and Marketing

Selling and marketing expenses were $204.3 million, $200.0 million and $171.2 million, representing approximately 6% of revenues, for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase in selling and marketing expenses of $4.3 million, or approximately 2%, during 2015 compared to 2014 is primarily associated with an increase of approximately $23.5 million for expenses attributable to the operations of Aptina and Truesense for the full period in 2015. These expenses were partially offset by lower payroll, including incentive compensation and payroll related costs in our Application Products Group, Standard Products Group and System Solutions Group.

The increase in selling and marketing expenses during 2014 compared to 2013 was primarily associated with approximately $11.2 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense, along with increased sales commissions and increased payroll related expenses associated with performance-based compensation as a result of improved performance results for 2014 compared to 2013.

General and Administrative

General and administrative expenses were $182.3 million, $180.9 million and $148.5 million, representing approximately 5%, 6% and 5% of revenues, for the years ended December 31, 2015, 2014 and 2013, respectively.

The increase in general and administrative expenses of $1.4 million, or less than 1%, during 2015 compared to 2014 includes an increase of approximately $14.6 million for expenses attributable to the operations of Aptina and Truesense for the full period in 2015, partially offset by lower payroll, including incentive compensation and payroll related costs in our Application Products Group, Standard Products Group and System Solutions Group.

The increase in general and administrative expenses during 2014 compared to 2013 was primarily associated with approximately $9.6 million of expenses attributable to our 2014 acquisitions of Aptina and Truesense, along with increased payroll related expenses associated with performance-based compensation as a result of improved performance results for 2014 compared to 2013, in addition to approximately $8.1 million in third-party acquisition-related expenses.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $135.7 million, $68.4 million and $33.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase of $67.3 million during 2015 compared to 2014 is attributable to a full period of the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense.

The increase in amortization of acquisition-related intangible assets during 2014 compared to 2013 was primarily attributable to the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense.

See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Restructuring, asset impairments and other, net

Restructuring, asset impairments and other, net was $9.3 million, $30.5 million and $33.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The information below summarizes the major activities in each year. For additional information, see Note 6: “Restructuring, Asset Impairments and Other, Net” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K. We may incur additional restructuring charges in future periods, including charges as a result of acquisitions that we expect to close or may make in the future, particularly Fairchild.

2015

During the year ended December 31, 2015 we recorded approximately $9.3 million of net charges related to our restructuring programs, consisting primarily of $3.5 million of employee separation charges from our European marketing organization relocation plan and $4.8 million of general workforce reductions. Total Restructuring, asset impairments and other, net, was partially offset by a $3.4 million gain from the sale of assets and the change in foreign currency for our KSS facility.

During the first quarter of 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions are expected to be eliminated. The Company recorded $3.5 million of related employee separation charges during the year ended December 31, 2015. The impacted employees are expected to exit during the second half of 2016.

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. The Company notified approximately 150 employees of their employment termination, the majority of which had exited by December 31, 2015. The total expense for the year ended December 31, 2015 was $4.8 million.

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

In connection with the Q4 2013 Voluntary Retirement Program, approximately 70 contractor positions were also identified for elimination, all of which all had exited by the end of 2015. During the year ended December 31, 2014, an additional 40 positions were identified for elimination, as an extension of the Q4 2013 Voluntary Retirement Program, consisting of 20 employees and 20 contractors, substantially all of which had exited by December 31, 2014.

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

During the year ended December 31, 2014, we initiated further voluntary retirement activities applicable to an additional 60 to 70 positions for certain of our System Solutions Group subsidiaries in Japan, consisting of employees and contractors. Substantially all personnel had exited under this program by December 31, 2014.

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

As a result of the KSS facility closure, we recognized a $2.1 million pension curtailment benefit associated with the affected employees during the year ended December 31, 2014, which was recorded in Restructuring, asset impairments and other, net. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

During the year ended December 31, 2013, we recorded $3.1 million of restructuring charges related to the announced closure of our Aizu facility. We also released approximately $21.0 million of associated cumulative foreign currency translation gains related to our subsidiary that owned the Aizu facility, which utilized the Japanese Yen as its functional currency. The related amount was recorded as a benefit to Restructuring, asset impairments and other, net on our Consolidated Statements of Operations and Comprehensive Income. For additional information, see Note 16: “Changes in Accumulated Other Comprehensive Loss” of the notes to our consolidated financial statements included elsewhere in this Form 10-K.

We recorded approximately $10.0 million of net restructuring charges related to the KSS Plan during the year ended December 31, 2013, consisting of employee severance charges of $6.5 million and $3.5 million of asset impairment charges associated with the KSS Plan.

Indefinite and Long-Lived Asset Impairment Charges

2015

During the year ended December 31, 2015, we canceled certain of our previously capitalized IPRD projects and recorded impairment losses of $3.8 million. See Note 5: “Goodwill and Intangible Assets” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Other Income and Expenses

Interest Expense

Interest expense increased by $15.6 million to $49.7 million during 2015 compared to $34.1 million in 2014. Additionally, interest expense decreased by $4.5 million to $34.1 million during 2014 from $38.6 million in 2013. We recorded amortization of debt discount to interest expense of $17.5 million, $7.0 million and $11.2 million for 2015, 2014 and 2013, respectively. Our average gross amount of long-term debt balance (including current maturities) during 2015, 2014 and 2013, was $1,361.6 million, $1,085.6 million and $1,003.6 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was approximately 3.7%, 3.1% and 3.8% per annum in 2015, 2014 and 2013, respectively. See “Liquidity and Capital Resources - Key Financing and Capital Events” below for a description of our refinancing activities.

We expect interest expense to increase substantially in future periods, starting in the first quarter of 2016, due to the increased amount of debt we expect to incur in connection with the completion of the Fairchild Transaction as well as related fees that may be associated with the syndication of that debt in advance of closing the transaction.

Other

Other income increased by $12.1 million during 2015 compared to 2014 from expense of $4.4 million in 2014 to income of $7.7 million in 2015. Other income decreased by $5.9 million during 2014 compared to 2013 from a gain of $1.5 million in 2013 to a loss of $4.4 million in 2014. The change from year to year is largely attributable to fluctuations in foreign currencies against the dollar for the periods presented, net of the impact from our hedging activity, along with gains and losses on available-for-sale securities.

Loss on Debt Extinguishment

2015

During the year ended December 31, 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the facility, resulting in a loss during the year ended December 31, 2015.

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

Income Tax Provision (Benefit)

We recorded an income tax provision of $10.8 million, a benefit of $0.2 million and a provision of $16.4 million in 2015, 2014 and 2013, respectively.

The income tax provision for the year ended December 31, 2015 consisted of the reversal of $12.1 million of our previously established valuation allowance against our foreign deferred tax assets, the release of $4.3 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2015, and a change in tax rate that favorably impacted deferred balances by $1.6 million. This is partially offset by $24.4 million for income and withholding taxes of certain of our foreign and domestic operations and $4.4 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The 2014 income tax benefit of $0.2 million consisted of the reversal $23.3 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $4.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2014. This is partially offset by $19.8 million for income and withholding taxes of certain of our foreign and domestic operations, $4.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and $3.3 million of deferred federal income taxes associated with tax deductible goodwill.

The 2013 provision of $16.4 million included $22.2 million for income and withholding taxes of certain of our foreign operations, $0.9 million of interest on existing reserves for potential liabilities in foreign taxing jurisdictions, and $2.7 million of deferred federal income taxes associated with tax deductible goodwill. This is partially offset by the reversal of $6.0 million of valuation allowances against deferred tax assets of certain foreign subsidiaries and the reversal of $3.4 million for reserves and interest for potential liabilities in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2013.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the year ended December 31, 2015 was a provision of 4.9%, which differs from the U.S. statutory federal income tax rate of 35%, primarily due to our change in valuation allowance, deemed dividend income from foreign subsidiaries and tax rate differential in our foreign subsidiaries. Our effective tax rate was also lower than the U.S. statutory federal income tax rate for the year ended December 31, 2014 and December 31, 2013, due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of December 31, 2015, which is not expected to have a material effect on the Company’s cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

Except as required under U.S. tax law, we do not provide for U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since we intend to invest such undistributed earnings indefinitely outside of the U.S. If our intent changes or if these funds are needed for our U.S. operations, we would be required to accrue or pay U.S. taxes on some or all of these undistributed earnings. Accordingly, we have not provided for $54.1 million of deferred income taxes on approximately $1,307.7 million of undistributed earnings from foreign subsidiaries at December 31, 2015 over which we have sufficient influence to control the distribution of such earnings. These deferred income taxes would be required to be recognized if we ever determined that our undistributed earnings were no longer indefinitely reinvested outside the U.S.

For additional information, see Note 15: “Income Taxes” of the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Our pending acquisition of Fairchild could cause us to reassess our indefinite reinvestment determination and valuation allowance at a future point in time when management believes all closing conditions associated with such acquisition have been obtained. If such a reassessment by us was to occur, and if we make a change with respect to our indefinite reinvestment determination or valuation allowance, such a change in judgment could impact our effective tax rate in the period in which such change in judgment occurs. Any such change in judgment in our indefinite reinvestment assertion could negatively impact our effective tax rate, to the extent that the liability exceeds our tax attribute carryforwards. At this time, it is not possible to ascertain whether the potential consummation of the pending Fairchild acquisition would be certain to result in a change in judgment with respect to our indefinite reinvestment determination or valuation allowance and, assuming such a change in judgment occurred, what impact such a change might have on our effective tax rate in the relevant current period or in any future periods.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period

Contractual obligations (1)(4)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt, excluding capital leases (2)	$1,566.5	$565.6	$76.7	$157.9	$58.3	$708.0	$—
Capital leases (2)	29.7	15.9	9.6	3.5	0.7	—	—
Operating leases (3)	93.0	22.0	16.9	12.0	9.4	7.3	25.4
Purchase obligations (3):
Capital purchase obligations	59.3	56.1	3.2	—	—	—	—
Inventory and external manufacturing purchase obligations	304.3	227.3	37.9	7.5	7.4	7.5	16.7
Information technology, communication and mainframe support services	13.0	8.3	3.8	0.8	0.1	—	—
Other	44.0	36.9	3.3	2.0	0.6	0.6	0.6

Total contractual obligations	$2,109.8	$932.1	$151.4	$183.7	$76.5	$723.4	$42.7

(1)	The table above excludes approximately $16.4 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.
(2)	Includes interest payments at applicable rates as of December 31, 2015.
(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).
(4)	The table above does not include debt obligations, interest expense and fees associated with the debt we expect to incur in connection with the closing of the Fairchild Transaction.

This table also excludes our pension obligations. We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $6.9 million and $4.0 million, respectively in 2016. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2016, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash and cash equivalents was $617.6 million as of December 31, 2015. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months, exclusive of capital requirements associated with the Fairchild Transaction. Total cash and cash equivalents at December 31, 2015 include approximately $240.7 million available in the United States. In addition to cash and cash equivalents already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities or through new bank loans or debt obligations.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. As we intend to reinvest certain of our foreign earnings indefinitely, this cash held outside the

United States in various foreign subsidiaries is not readily available to meet certain of our cash requirements in the United States. We require a substantial amount of cash in the United States for operating requirements, common stock and debt repurchases, payments and acquisitions. If we are unable to address our U.S. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of earnings that are indefinitely reinvested, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

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

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; and customs guarantees. Our senior revolving credit facility includes $15.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of December 31, 2015. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.0 million at December 31, 2015.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $170.0 million as of December 31, 2015. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $198.2 million as of December 31, 2015. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and incur similar expenses totaling $93.0 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

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

We expect to incur additional debt obligations to fund the acquisition of Fairchild. The new obligations are expected to increase leverage and contain covenants, and we cannot be certain at this time what the covenants will be.

See Part I, Item 3 “Legal Proceedings” and Note 12: “Commitments and Contingencies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for possible contingencies related to legal matters. See also Part I, Item 1 “Business - Government Regulation” for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for strategic acquisitions and investments, research and development, to make capital expenditures, to repurchase our common stock and other Company securities, and to pay debt service, including principal and interest and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and cash and cash equivalents on hand. We also have the ability to utilize our senior revolving credit facility.

During the year ended December 31, 2015, we issued $690.0 million of our 1.00% Notes and used a portion of the proceeds to pay down amounts previously drawn on our senior revolving credit facility. We also increased the borrowing capacity of our senior revolving credit facility from $800.0 million to $1.0 billion and reset the five year maturity. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. On July 15, 2015, we completed the purchase of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration with a fair value of $5.0 million. Approximately $0.8 million of cash consideration was held in escrow to secure against certain indemnifiable events in connection with the acquisition of AXSEM and is included on the Company’s Consolidated Balance Sheet as of December 31, 2015. On August 15, 2014, we completed the purchase of Aptina, for a total purchase price of approximately $405.4 million in cash, of which approximately $2.9 million remained unpaid and approximately $40.0 million was held in escrow as of December 31, 2014. During the first quarter of 2015 the outstanding amount was paid and during the year ended December 31, 2015, $21.2 million of the escrow was released. Approximately $18.8 million remained in escrow as of December 31, 2015. On April 30, 2014, we completed the purchase of Truesense, for a total purchase price of approximately $95.7 million in cash. See Note 4: “Acquisitions” of the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

On November 18, 2015, we entered into the Fairchild Agreement, which provides for a proposed acquisition of Fairchild by us. The total transaction value is expected to be approximately $2.4 billion. We intend to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt or equity securities and new, fully-committed debt financing. See Part I, Item 1 “Business - Recent Company Mergers and Acquisitions,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. See also Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements, included elsewhere in this Form 10-K, for additional information.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. During 2015, we paid $270.8 million for capital expenditures, while in 2014 we paid $204.3 million. Our current minimum commitment for 2016 is approximately $56.1 million. The capital expenditure levels can materially influence our available cash for other initiatives. Our capital expenditures have historically been approximately 6% to 7% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On December 1, 2014, we announced a capital allocation policy (the “Capital Allocation Policy”) under which we intend to return to shareholders approximately 80 percent of free cash flow less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, we define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. We also announced the 2014 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, we intend to repurchase approximately $1.0 billion of our common shares over a four year period, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014, and the $300 million 2012 Stock Repurchase Program was terminated on that date. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information with respect to our share repurchase program.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations are summarized as follows (in millions):

	For the year ended December 31,

	2015	2014	2013
Summarized cash flow from operating activities
Net income	$209.0	$192.1	$153.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357.6	268.8	211.8
Write-down of excess inventories	52.4	40.6	51.9
Non-cash share-based compensation expense	46.9	45.8	32.3
Non-cash interest	17.5	7.0	11.2
Non-cash asset impairment charges	0.2	6.5	8.0
Non-cash goodwill and intangible asset impairment charges	3.8	9.6	—
Non-cash foreign currency translation gain	—	—	(21.0)
Change in deferred taxes	(9.2)	(18.8)	1.4
Other	(3.5)	1.8	(2.7)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(11.3)	20.5	(35.4)
Inventories	(72.5)	(59.0)	(88.3)
Accounts payable	(32.2)	(17.3)	6.6
Deferred income on sales to distributors	(53.1)	24.6	6.0
Other long-term liabilities	(8.5)	(15.5)	(48.9)
Other changes in assets and liabilities	(26.5)	(25.4)	40.8

Net cash provided by operating activities	$470.6	$481.3	$327.3

Our cash flows provided by operating activities for the year ended December 31, 2015 decreased by approximately $10.7 million compared to the year ended December 31, 2014. The decrease is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents and short-term investments, was $34.6 million as of December 31, 2015 and has fluctuated between $33.9 million and $315.8 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and short-term investments, was $652.2 million as of December 31, 2015 and has fluctuated between $611.8 million and $913.1 million over the last eight quarter-ends. Working capital as of December 31, 2015 includes the prospective application from the adoption of ASU 2015-17. Periods prior to December 31, 2015 have not been adjusted for the adoption of ASU 2015-17. See Note 3: “Recent Accounting Pronouncements” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2015, our working capital was most significantly impacted by the issuance of the 1.00% Notes, the repayment of amounts drawn on our revolving credit facility, the repurchase of our common stock and our capital expenditures. See Note 8: “Long-Term Debt” and Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Our long-term liabilities, excluding long-term debt, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 11: “Employee Benefit Plans” and Note 15: “Income Taxes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2015. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments see Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Events

On November 18, 2015, we entered into the Fairchild Agreement, which provides for a proposed acquisition of Fairchild by us. The total transaction value is expected to be approximately $2.4 billion. We intend to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt or equity securities and new, fully-committed debt financing. See Part I, Item 1 “Business - Recent Company Mergers and Acquisitions,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. See also Note 20: “Recent Developments and Subsequent Events” of the notes to our audited consolidated financial statements, included elsewhere in this Form 10-K for additional information.

We expect interest expense to increase substantially in future periods, starting in the first quarter of 2016, due to the increased amount of debt we expect to incur in connection with the completion of the Fairchild Transaction as well as related fees that may be associated with the syndication of that debt in advance of closing the transaction.

2015 Financing Events

Issuance of 1.00% Notes

During the second quarter of 2015, we completed a private unregistered offering for an aggregate principal amount of $690.0 million of our 1.00% Notes. The 1.00% Notes mature on December 1, 2020, unless earlier purchased or converted. We concurrently entered into convertible note hedge and warrant transactions with certain institutional counterparties. A portion of the proceeds from the offering were used to finance the hedge and warrant transactions associated with the issuance of the 1.00% Notes, to pay down the senior revolving credit facility and to repurchase $70.0 million of our common stock. The issuance was a private placement made pursuant to Rule 144A under the Securities Act. See Note 8: “Long-Term Debt,” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information with respect to the 1.00% Notes.

Amended Senior Revolving Credit Facility

During the second quarter of 2015, we amended our $800.0 million senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the five year maturity. We also amended the terms of the related Amended and Restated Credit Agreement. The facility includes $15.0 million of availability for the issuance of letters of credit, $15.0 million of availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. The facility may be used for general corporate purposes, including working capital, stock repurchase, and/or acquisitions. See Note 8: “Long-Term Debt,” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information with respect to our senior revolving credit facility.

Share Repurchase Program

During the year ended December 31, 2015, we purchased approximately 30.4 million shares of our common stock pursuant to our share repurchase program for an aggregate purchase price of approximately $347.8 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price of $11.46 per share. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases

of Equity Securities” for additional information. See also Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-K for information on the share repurchase program.

2014 Financing Events

Share Repurchase Program

During the year ended December 31, 2014, we purchased approximately 13.9 million shares of our common stock pursuant to our share repurchase programs for an aggregate purchase price of approximately $121.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price of $8.71 per share. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information. See also Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-K for information on the share repurchase program.

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

2013 Financing Events

Share Repurchase Program

During the year ended December 31, 2013, we purchased approximately 13.9 million shares of our common stock pursuant to our previously announced share repurchase program for an aggregate purchase price of approximately $101.3 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price per share of $7.29. See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements under the heading “Equity - Share Repurchase Program” included elsewhere in this Form 10-K for additional information on the share repurchase program.

Convertible Note Exchange

During the year ended December 31, 2013, we exchanged $60.0 million in principal value ($57.4 million of carrying value) of our 2.625% Notes for $58.5 million in principal value of our 2.625% Notes, Series B, plus accrued and unpaid interest on the 2.625% Notes, resulting in a loss on debt repurchase of $3.1 million. Subject to certain other terms and conditions, this exchange extended the earliest put date for the exchanged amount from December 2013 to December 2016. See Note 8: “Long-Term Debt” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. This exchange was based on the exemption from registration in Section 3(a)(9) of the Securities Act.

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

Amended and Restated Senior Revolving Credit Facility

On October 10, 2013, we entered into an $800.0 million, five-year senior revolving credit facility that was subsequently amended in 2015, as described above.

Debt Covenants

As of December 31, 2015, we believe that we were in compliance with the indentures relating to our 1.00% Notes and 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements.

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

Revenue. We generate revenue from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, to a much lesser extent, from manufacturing and design services provided to customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of provisions for related sales returns and allowances.

For products sold to distributors who are entitled to allowances (generally referred to as “ship and credit rights” within the semiconductor industry), we historically have not, and do not currently have the ability to reliably estimate the effects of these allowances with distributors at the time of sale of product to the distributors. As a result, we defer the related revenue and gross margin on sales to these distributors until the ultimate price is known, which is when the products have been resold to the end customer or are not eligible for return. During the year ended December 31, 2015, we amended certain of our distributor agreements which eliminated ship and credit rights, providing for circumstances under which we can reliably estimate allowances and recognize revenue upon sale to such distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

Sales returns and allowances are estimated based on historical experience. Our OEM customers do not have the right to return our products, other than pursuant to the provisions of our standard warranty. Sales to distributors are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. We review warranty and related claims activities and record provisions, as necessary.

Freight and handling costs are included in the cost of revenues and are recognized as period expense when incurred. Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

See Note 2: “Significant Accounting Policies” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information with respect to revenue recognition.

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market and record provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory that is considered to be in excess of anticipated demand is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

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

We have determined that our product families, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Our product families are one level below the operating segments, constituting individual businesses, with our segment management conducting regular reviews of the operating results for each product family. As of each acquisition date, all goodwill acquired was assigned to the product families that were expected to benefit from the synergies of the respective acquisition. The amount of goodwill assigned to each reporting unit was the difference between the fair value of the acquired business included in a reporting unit and the fair value of identifiable assets and liabilities allocated to the reporting unit as of the acquisition date.

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2016; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Pension Plans and Related Benefits. We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increase for employees participating in the plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2015, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $6.9 million.

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

Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which we cannot conclude that it is more likely than not that such deferred tax assets will be realized.

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies for each taxing jurisdiction are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact our effective tax position. See Note 15: “Income Taxes” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. See also Part II, Item 7 “Management’s Discussion and Analysis - Results of Operations - Income Tax Provision (Benefit)” for additional information.

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

As of December 31, 2015, our long-term debt (including current maturities) totaled $1,393.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,006.9 million. We do have interest rate exposure with respect to the $387.0 million balance on our variable interest rate debt outstanding as of December 31, 2015. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.9 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

The debt that we expect to incur in connection with the Fairchild Transaction will bear interest based on floating rate indices or, in the event of the issuance of any debt securities, at fixed rates to be determined at the time of issuance based on prevailing market conditions.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign currency contracts at December 31, 2015 and 2014 was $89.8 million and $145.7 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the

materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $61.1 million for the year ended December 31, 2015, assuming no offsetting hedge positions.

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

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework 2013. We have concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this report.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals - Proposal 1 - Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information—Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2015 in connection with our 2016 Annual Meeting of Stockholders (“Proxy Statement”).

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance - Code of Business Conduct” in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “The Board of Directors and Corporate Governance - Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act, as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders” and “Share Ownership of Directors and Officers” in our Proxy Statement.

Share-Based Compensation Plan Information

The following table sets forth share-based compensation plan information as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Plan Category
Share-Based Compensation Plans Approved By Security Holders (1)	13,400,002	(3)	$7.83	35,447,227	(5)
Share-Based Compensation Plans Not Approved By Security Holders (2)	349,041		$8.17	—

Total	13,749,043			35,447,227

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (the “2000 SIP”), the Amended and Restated SIP and the ESPP.

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

(3)

Includes 8,536,701 shares of common stock subject to time-based and performance-based restricted stock units (collectively “RSUs”), which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This amount excludes purchase rights accruing under the ESPP that has a shareholder approved reserve of 23,500,000 shares. As of December 31, 2015, there were approximately 6.7 million shares available for issuance under the ESPP.

(4)

Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(5)

Includes 6,698,848 shares of common stock reserved for future issuance under the ESPP and 28,748,379 shares of common stock available for issuance under the Amended and Restated SIP, as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, and, accordingly, there are no available shares for future grants under the 2000 SIP as of December 31, 2015. However, if an award under the Amended and Restated SIP or under the 2000 SIP is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the Amended and Restated SIP on a one for one basis for options and stock appreciation rights and on the basis of 1.58 to one for other awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions “Management Proposals - Proposal No. 1 - Election of Directors,” “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals - Proposal No. 3 - Ratification of Appointment of Independent Registered Public Accounting Firm - Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference from Exhibit 2.1 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.2 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference from Exhibit 2.3 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)†

2.3(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on November 4, 2010)†

2.4(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.5	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q filed with the Commission on August 1, 2014)

2.6	Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference from Exhibit 3.1 to the Company’s First Quarter 2008 Form 10-Q filed with the Commission on May 7, 2008)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.3	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed with the Commission on November 25, 2013)

Exhibit No.	Exhibit Description
4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the Subsidiary Guarantors named therein and Deutsche Bank Trust Company Americas, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(b)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (incorporated by reference from Exhibit 4.2 (Exhibit A to Exhibit 4.1) to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.3	Indenture regarding the 1.00% Convertible Senior Notes due 2020, dated June 8, 2015, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

4.4	Form of Global 1.00% Convertible Senior Note due 2020 (included in Exhibit 4.4)

10.1	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.5 to Amendment No. 1 to the Registration Statement No. 333-90359 filed with the Commission on January 11, 2000)††

10.2	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference from Exhibit 10.16 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.3	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference from Exhibit 10.17 to Registration Statement No. 333-90359 filed with the Commission on November 5, 1999)

10.4(a)	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on July 28, 2006)

10.4(b)	Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference from Exhibit 10.5(b) to the Company’s Form 10-K filed with the Commission on February 27, 2015)

10.5	Amended and Restated Credit Agreement dated as of January 31, 2013 among Semiconductor Components Industries, LLC, ON Semiconductor Corporation the Lenders party hereto and Sumitomo Mitsui Banking Corporation (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)

Exhibit No.	Exhibit Description
10.5(a)	Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto, as amended by Amendment No. 1 thereto dated as of May 1, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2015)

10.5(b)	Amendment No. 2, dated as of June 1, 2015, to Amended and Restated Credit Agreement, dated as of October 10, 2013, by and among the Company, Semiconductor Components Industries, LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2015)

10.6(a)	Form of Convertible Note Hedge Confirmation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.6(b)	Form of Warrant Confirmation (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.7(a)	Stock Incentive Plan as amended and restated May 19, 2004 (incorporated by reference from Exhibit 10.7 of the Company’s Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s registration statement on Form S-8 No. 333-166958 filed with the Commission on May 19, 2010)(2)

10.7(d)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(e)	2000 Stock Incentive Plan-non-qualified stock option agreement (incorporated by reference from Exhibit 10.35(d) to Amendment No. 1 to Registration Statement No. 333-30670 filed with the Commission on March 24, 2000)(2)

10.7(f)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above (form of agreement) (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(g)	Non-qualified Stock Option Agreement for Directors (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(h)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

Exhibit No.	Exhibit Description
10.7(i)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(j)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(l)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 3, 2013)(2)

10.7(o)	Second Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 20, 2015 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 3, 2015)(2)

10.7(p)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2015 form of performance based award for Senior Vice Presidents and above)(incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q filed with the Commission on August 3, 2015)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-159381) filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 2, 2013)(2)

Exhibit No.	Exhibit Description
10.8(c)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015 (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q filed with the Commission on August 3, 2015)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference from Exhibit 10.50(b) to the Company’s Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference from Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference from Exhibit 10.1 in the Company’s Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

Exhibit No.	Exhibit Description
10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference from Exhibit 10.2 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference from Exhibit 10.6 to the Corporation’s Form 10- Q filed with the Commission on May 5, 2010)(2)

10.13	Employment Agreement by and between Semiconductor Components Industries, LLC and Bill Hall, dated as of April 23, 2006 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008 (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2014) (2)

10.16(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 12, 2003)(2)

10.16(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc. Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.16(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. Form 10-Q filed with the Commission on November 9, 2006)(2)

10.17	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of performance based award for Senior Vice Presidents and above) (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

Exhibit No.	Exhibit Description
10.18	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.19	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.20	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q filed with the Commission on May 2, 2014)(2)

10.21	Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference from Exhibit 10.1 from the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

10.22	Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2015)(2)

10.23	Commitment Letter, dated November 18, 2015, by and among Deutsche Bank Securities Inc., Deutsche Bank AG, New York Branch, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and ON Semiconductor Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of 2015 (incorporated by reference from Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on February 18, 2015)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Exhibit Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

††	Portions of these exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 24, 2016

ON SEMICONDUCTOR CORPORATION

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Titles	Date

	/s/ KEITH D. JACKSON	President, Chief Executive Officer	February 24, 2016
	Keith D. Jackson	and Director (Principal Executive Officer)

	/s/ BERNARD GUTMANN	Executive Vice President, Chief	February 24, 2016
	Bernard Gutmann	Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)

	*	Chairman of the Board of Directors	February 24, 2016
J. Daniel McCranie

	*	Director	February 24, 2016
Atsushi Abe

	*	Director	February 24, 2016
Alan Campbell

	*	Director	February 24, 2016
Curtis J. Crawford

	*	Director	February 24, 2016
Gilles S. Delfassy

	*	Director	February 24, 2016
Emmanuel T. Hernandez

	*	Director	February 24, 2016
Paul Mascarenas

	*	Director	February 24, 2016
Daryl A. Ostrander

	*	Director	February 24, 2016
Teresa M. Ressel

*By:	/s/ BERNARD GUTMANN	Attorney in Fact	February 24, 2016
Bernard Gutmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation (the “Company”) and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 24, 2016

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$617.6	$511.7
Short-term investments	—	6.1
Receivables, net	426.4	417.5
Inventories	750.4	729.9
Other current assets	97.1	140.6

Total current assets	1,891.5	1,805.8
Property, plant and equipment, net	1,274.1	1,203.9
Goodwill	270.6	263.8
Intangible assets, net	325.8	458.5
Other assets	107.6	90.1

Total assets	$3,869.6	$3,822.1

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$337.7	$378.2
Accrued expenses	246.2	287.9
Deferred income on sales to distributors	112.0	165.1
Current portion of long-term debt (See Note 8)	543.4	209.6

Total current liabilities	1,239.3	1,040.8
Long-term debt (See Note 8)	850.5	982.1
Other long-term liabilities	147.9	151.8

Total liabilities	2,237.7	2,174.7

Commitments and contingencies (See Note 12)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 534,134,721 and 524,615,562 shares issued, 412,039,805 and 434,100,017 shares outstanding, respectively)	5.3	5.2
Additional paid-in capital	3,420.3	3,281.2
Accumulated other comprehensive loss	(42.3)	(41.5)
Accumulated deficit	(709.4)	(915.6)
Less: Treasury stock, at cost; 122,094,916 and 90,515,545 shares, respectively	(1,065.7)	(702.8)

Total ON Semiconductor Corporation stockholders’ equity	1,608.2	1,626.5
Non-controlling interest in consolidated subsidiary	23.7	20.9

Total stockholders’ equity	1,631.9	1,647.4

Total liabilities and equity	$3,869.6	$3,822.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues	$3,495.8	$3,161.8	$2,782.7
Cost of revenues (exclusive of amortization shown below)	2,302.6	2,076.9	1,853.6

Gross profit	1,193.2	1,084.9	929.1
Operating expenses:
Research and development	396.7	366.6	334.2
Selling and marketing	204.3	200.0	171.2
General and administrative	182.3	180.9	148.5
Amortization of acquisition-related intangible assets	135.7	68.4	33.1
Restructuring, asset impairments and other, net	9.3	30.5	33.2
Goodwill and intangible asset impairment	3.8	9.6	—

Total operating expenses	932.1	856.0	720.2

Operating income	261.1	228.9	208.9

Other (expense) income, net:
Interest expense	(49.7)	(34.1)	(38.6)
Interest income	1.1	1.5	1.3
Other	7.7	(4.4)	1.5
Loss on debt extinguishment	(0.4)	—	(3.1)

Other (expense) income, net	(41.3)	(37.0)	(38.9)

Income before income taxes	219.8	191.9	170.0
Income tax (provision) benefit	(10.8)	0.2	(16.4)

Net income	209.0	192.1	153.6
Less: Net income attributable to non-controlling interest	(2.8)	(2.4)	(3.2)

Net income attributable to ON Semiconductor Corporation	$206.2	$189.7	$150.4

Comprehensive income, net of tax:
Net income	$209.0	$192.1	$153.6

Foreign currency translation adjustments	0.3	3.5	(3.8)
Effects of cash flow hedges	3.4	(1.7)	(2.6)
Effects of available-for-sale securities	(4.5)	4.1	—
Amortization of prior service costs of defined benefit plan	—	—	0.1

Other comprehensive (loss) income, net of tax of $0.0 million, $0.2 million and $0.0 million, respectively	(0.8)	5.9	(6.3)

Comprehensive income	208.2	198.0	147.3
Comprehensive income attributable to non-controlling interest	(2.8)	(2.4)	(3.2)

Comprehensive income attributable to ON Semiconductor Corporation	$205.4	$195.6	$144.1

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.49	$0.43	$0.34

Diluted	$0.48	$0.43	$0.33

Weighted-average common shares outstanding:
Basic	421.2	439.5	447.9

Diluted	427.8	443.5	450.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in millions, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Non- Controlling Interest in Consolidated Subsidiary	Total Equity
	Number of shares	At Par Value				Number of shares	At Cost

Balance at December 31, 2012	509,977,999	$5.1	$3,156.4	$(41.1)	$(1,255.7)	(61,153,654)	$(466.4)	$29.6	$1,427.9
Comprehensive (loss) income	—	—	—	(6.3)	150.4	—	—	3.2	147.3
Stock option exercises	2,084,541	0.1	12.0	—	—	—	—	—	12.1
Shares issued pursuant to the employee stock purchase plan	1,330,919	—	8.3	—	—	—	—	—	8.3
Restricted stock units and stock grant awards issued	2,495,483	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(581,585)	(4.5)	—	(4.5)
Share-based compensation expense	—	—	32.3	—	—	—	—	—	32.3
Repurchase of common stock	—	—	—	—	—	(13,903,415)	(101.6)	—	(101.6)
Exchange of convertible notes	—	—	1.8	—	—	—	—	—	1.8

Balance at December 31, 2013	515,888,942	5.2	3,210.8	(47.4)	(1,105.3)	(75,638,654)	(572.5)	32.8	1,523.6
Comprehensive income	—	—	—	5.9	189.7	—	—	2.4	198.0
Stock option exercises	3,735,048	—	24.9	—	—	—	—	—	24.9
Shares issued pursuant to the employee stock purchase plan	1,346,677	—	10.0	—	—	—	—	—	10.0
Restricted stock units and stock grant awards issued	3,644,895	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(976,786)	(9.1)	—	(9.1)
Share-based compensation expense	—	—	45.8	—	—	—	—	—	45.8
Repurchase of common stock	—	—	—	—	—	(13,900,105)	(121.2)	—	(121.2)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	—	—	—	—	(4.2)	(4.2)
Acquisition of non-controlling interest	—	—	(10.3)	—	—	—	—	(10.1)	(20.4)

Balance at December 31, 2014	524,615,562	5.2	3,281.2	(41.5)	(915.6)	(90,515,545)	(702.8)	20.9	1,647.4
Comprehensive (loss) income	—	—	—	(0.8)	206.2	—	—	2.8	208.2
Stock option exercises	3,487,238	0.1	27.0	—	—	—	—	—	27.1
Shares issued pursuant to the employee stock purchase plan	1,729,100	—	14.6	—	—	—	—	—	14.6
Restricted stock units and stock grant awards issued	4,302,821	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(1,226,764)	(14.7)	—	(14.7)
Share-based compensation expense	—	—	46.9	—	—		—	—	46.9
Repurchase of common stock	—	—	—	—	—	(30,352,607)	(348.2)	—	(348.2)
Warrants and bond hedge, net	—	—	(56.9)	—	—	—	—	—	(56.9)
Issuance of convertible notes	—	—	107.5	—		—	—	—	107.5

Balance at December 31, 2015	534,134,721	$5.3	$3,420.3	$(42.3)	$(709.4)	(122,094,916)	$(1,065.7)	$23.7	$1,631.9

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$209.0	$192.1	$153.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357.6	268.8	211.8
Gain on sale or disposal of fixed assets	(3.9)	(1.4)	(6.8)
Loss on debt extinguishment	0.4	—	3.1
Amortization of debt issuance costs	2.8	1.4	1.3
Write-down of excess inventories	52.4	40.6	51.9
Non-cash share-based compensation expense	46.9	45.8	32.3
Non-cash interest	17.5	7.0	11.2
Non-cash asset impairment charges	0.2	6.5	8.0
Non-cash goodwill and intangible asset impairment charges	3.8	9.6	—
Non-cash foreign currency translation gain	—	—	(21.0)
Change in deferred taxes	(9.2)	(18.8)	1.4
Other	(2.8)	1.8	(0.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(11.3)	20.5	(35.4)
Inventories	(72.5)	(59.0)	(88.3)
Other assets	(10.2)	(14.1)	19.1
Accounts payable	(32.2)	(17.3)	6.6
Accrued expenses	(16.3)	(11.3)	21.7
Deferred income on sales to distributors	(53.1)	24.6	6.0
Other long-term liabilities	(8.5)	(15.5)	(48.9)

Net cash provided by operating activities	470.6	481.3	327.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(270.8)	(204.3)	(155.2)
Proceeds from sales of property, plant and equipment	11.1	1.5	9.7
Deposits (made) utilized for purchases of property, plant and equipment	(1.4)	2.6	(1.3)
Purchase of businesses, net of cash acquired	(31.3)	(423.7)	—
Cash utilized from (placed in) escrow	20.4	(40.0)	—
Purchase of cost method investment	—	(5.8)	—
Proceeds from sale of available-for-sale securities	5.5	—	—
Proceeds from sale of held-to-maturity securities	2.8	116.9	224.3
Purchases of held-to-maturity securities	(0.8)	(12.8)	(195.7)

Net cash used in investing activities	(264.5)	(565.6)	(118.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the ESPP	14.6	10.0	8.3
Proceeds from exercise of stock options	27.1	24.9	12.1
Payments of tax withholding for restricted shares	(14.7)	(9.1)	(4.5)
Repurchase of common stock	(348.2)	(121.8)	(101.0)
Proceeds from debt issuance	816.5	346.4	173.7
Purchases of convertible note hedges	(108.9)	—	—
Proceeds from issuance of warrants	52.0	—	—
Payments of debt issuance and other financing costs	(20.4)	—	(3.2)
Repayment of long-term debt	(495.5)	(90.6)	(217.7)
Payment of capital lease obligations	(22.3)	(43.8)	(41.7)
Acquisition of non-controlling interest	—	(20.4)	—
Dividend to non-controlling shareholder of consolidated subsidiary	—	(4.2)	—

Net cash (used in) provided by financing activities	(99.8)	91.4	(174.0)

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(4.9)	(12.5)

Net increase in cash and cash equivalents	105.9	2.2	22.6
Cash and cash equivalents, beginning of period	511.7	509.5	486.9

Cash and cash equivalents, end of period	$617.6	$511.7	$509.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), prepares its financial statements in accordance with generally accepted accounting principles in the United States of America. As of December 31, 2015, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Additional details on the Company’s operating segments are included in Note 18: “Segment Information.”

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary, which provides for a proposed acquisition of Fairchild by the Company (the “Fairchild Transaction”). See Note 4: “Acquisitions” and Note 20: “Recent Developments and Subsequent Events” for additional information.

Retrospective Measurement Period Adjustments for Business Combinations

During the quarter ended April 3, 2015, the Company finalized the purchase price allocation of Aptina and, as a result, retrospectively adjusted its Consolidated Balance Sheet and related information as of December 31, 2014 for an immaterial amount as follows (in millions). See Note 4: “Acquisitions” for additional information:

	As of December 31, 2014
	As Reported	Adjustments	As Adjusted
Goodwill	$264.7	$(0.9)	$263.8
Intangible assets, net	$457.6	$0.9	$458.5

Retrospective Adjustments Upon Adoption of New Accounting Standards

During the quarter ended December 31, 2015, the Company adopted ASU No. 2015-03 – “Simplifying the Presentation of Debt Issuance Costs” and elected the retrospective application of the new guidance, consistent with a change in accounting principle. As a result, certain debt issuance costs historically included in other assets have been reclassified as a direct deduction from the carrying amount of the associated debt. Related prior period information included on the Company’s Consolidated Balance Sheet has been retrospectively adjusted as follows. See Note 3: “Recent Accounting Pronouncements” for additional information.

	As of December 31, 2014
	As Reported	Adjustments	As Adjusted
Other assets	$91.0	$(0.9)	$90.1

Total assets	$3,823.0	$(0.9)	$3,822.1

Long-term debt	$983.0	$(0.9)	$982.1
Total liabilities	2,175.6	(0.9)	2,174.7

Total liabilities and equity	$3,823.0	$(0.9)	$3,822.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Short-Term Investments

Short-term investments include held-to-maturity securities and available-for-sale securities. Held-to-maturity securities have an original maturity to the Company between three months and one year and are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are stated at fair value and the net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive loss, net of income taxes.

Allowance for Doubtful Accounts

In the normal course of business, the Company provides non-collateralized credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for probable losses on uncollectible

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. General market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These write downs can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory that is considered to be in excess of anticipated demand, is written down, impacting cost of revenues and gross profit. If demand recovers and the parts previously written down are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously written down is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been consistently immaterial and the related impact on the Company’s gross profit has also been immaterial.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Debt Issuance Costs

Debt issuance costs for line-of-credit agreements, including the Company’s senior revolving credit facility, are capitalized and amortized over the term of the underlying agreements using the effective interest method. Amortization of these debt issuance costs is included in interest expense while the unamortized balance is included in other assets.

Debt issuance costs for the Company’s convertible notes are recorded as a direct deduction from the carrying amount of the convertible notes, consistent with debt discounts, and are amortized over the term of the convertible notes using the effective interest method. Amortization of these debt issuance costs is included in interest expense.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to OEMs, electronic manufacturing service providers and distributors. The Company also generates revenue, to a much lesser extent, from manufacturing and design services provided to customers.

Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of provisions for related sales returns and allowances.

For products sold to distributors who are entitled to allowances (generally referred to as “ship and credit rights” within the semiconductor industry), the Company historically has not, and does not currently have the ability to reliably estimate the effects of these allowances with distributors at the time of sale of product to the distributors. As a result, the Company defers the related revenue and gross margin on sales to these distributors until the ultimate price is known, which is when the products have been resold to the end customer or are not eligible for return. During the year ended December 31, 2015, the Company amended certain of its distributor agreements which eliminated ship and credit rights, providing for circumstances under which the Company can reliably estimate allowances and recognize revenue upon sale to such distributors. Although payment terms vary, most distributor agreements require payment within 30 days.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Freight and handling costs are included in cost of revenues and are recognized as period expense when incurred. Taxes assessed by government authorities on revenue-producing transactions, including value added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Recent Updates to Revenue Recognition

In May 2014 the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and in August 2015 subsequently issued ASU 2015-14 “Deferral of the Effective Date,” which supersedes existing revenue guidance pursuant to U.S. GAAP and will no longer permit the Company to defer revenue on sales to distributors until the products are sold to the end customer. Upon adoption of ASU 2014-09 and 2015-14, a portion of this deferred revenue will be required to be estimated and recognized upon shipment to the distributor rather than upon the distributor’s sale to the end customer. See Note 3: “Recent Accounting Pronouncements” for additional information on the new guidance.

The Company expects to continue to review its distributor agreements and may enter into new agreements that eliminate ship and credit rights providing for circumstances that allow for revenue to be recognized upon sale to distributors.

Warranty Reserves and Discounts

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value Measurement

The Company measures certain of its financial and non-financial assets at fair value by using a fair value hierarchy that prioritizes certain inputs into individual fair value measurement approaches. Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Note 3:    Recent Accounting Pronouncements

ASU No. 2015-17 - “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)

In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company has elected early adoption as of the interim period beginning October 3, 2015, effective for the annual period ended December 31, 2015, and has selected the prospective application. Prior periods have not been retrospectively adjusted. See Note 15: “Income Taxes” for additional information.

ASU No. 2015-16 - “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”)

In September 2015, the FASB issued ASU 2015-16, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendment also requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods as if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 will be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16, with earlier application permitted for financial statements that have not been issued. The Company has not elected early adoption as of the period ended December 31, 2015.

ASU No. 2015-11 - “Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements and has not elected early adoption as of the period ended December 31, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU 2015-05 - “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes the transfer of a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-05 may have on its consolidated financial statements and has not elected early adoption as of the period ended December 31, 2015.

ASU No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) and ASU No. 2015-15 - “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, which clarified that ASU 2015-03 does not address debt issuance costs related to line-of-credit agreements and stated that the SEC staff would not object to the deferral and presentation of debt issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, consistent with existing guidance.

The Company has elected early adoption of ASU 2015-03 as of the year ended December 31, 2015, applicable to debt issuance costs related to its convertible notes, and has retrospectively adjusted certain prior year amounts to reflect the effects of applying the new guidance. See Note 1: “Background and Basis of Presentation” for a description of the effects of the retrospective application of debt issuance costs with respect to the Company’s convertible notes and Note 2: “Significant Accounting Policies” for additional information. Pursuant to ASU 2015-15, debt issuance costs relating to the Company’s revolving credit facility of $4.3 million and $3.5 million as of December 31, 2015 and December 31, 2014, respectively, have been deferred and are included in other assets on the Company’s Consolidated Balance Sheet. See Note 8: “Long-Term Debt” for additional information with respect to the Company’s debt issuance costs.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and ASU No. 2015-14 - “Deferral of the Effective Date” (“ASU 2015-14”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption.

As described in Note 2: “Significant Accounting Policies,” the Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. Upon adoption of ASU 2014-09 and 2015-14, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of ASU 2014-09 and ASU 2015-14 may have on its consolidated financial statements and has not elected a transition method as of the year ended December 31, 2015.

Note 4:    Acquisitions

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2015 and 2014, the Company incurred acquisition-related costs of approximately $3.5 million and $8.1 million, respectively, which are included in operating expenses on the Company’s consolidated statements of operations and comprehensive income. During the year ended December 31, 2014, approximately $27.0 million for the amortization of the acquisition related inventory fair value adjustment was charged to cost of revenues in the consolidated statement of operations, when the inventory was sold.

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

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into the Fairchild Agreement, which provides for a proposed acquisition of Fairchild by the Company. The total transaction value is expected to be approximately $2.4 billion. The Company intends to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt or equity securities and new, fully-committed debt financing. See Note 20: “Recent Developments and Subsequent Events” for additional information regarding the pending acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2015 Acquisition

AXSEM

On July 15, 2015 (the “Acquisition Date”), the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of the Acquisition Date. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. Pursuant to the terms of the Share Purchase Agreement, $0.8 million of cash consideration was held in escrow to secure against certain indemnifiable events in connection with the acquisition of AXSEM and is included on the Company’s Consolidated Balance Sheet as of December 31, 2015.

AXSEM is incorporated into the Company’s Application Products Group for reporting purposes. The acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market.

The estimated Earn-out fair value of $5.0 million, measured at Level 3, was included in non-current liabilities on the Company’s Consolidated Balance Sheet as of December 31, 2015. See Note 13: “Fair Value Measurements” for additional information.

The allocation of $13.0 million of acquired net assets is included in the Company’s balance sheet as of the Acquisition Date and was finalized during the fourth quarter of 2015. See Note 5: “Goodwill and Intangible Assets” for a discussion of the goodwill and intangible assets related to the AXSEM acquisition. Goodwill is not deductible for tax purposes.

2014 Acquisitions

Aptina

On August 15, 2014, the Company acquired 100% of Aptina for approximately $405.4 million in cash, subject to customary closing adjustments, of which approximately $2.9 million was paid during the first quarter of 2015. As discussed below, a portion of the $40.0 million of the total consideration remained in escrow as of December 31, 2015. Aptina is incorporated into the Company’s Image Sensor Group for reporting purposes. For the period from August 15, 2014 to December 31, 2014, the Company’s results of operations include approximately $209.0 million of revenue and a $39.2 million net loss attributable to the acquisition of Aptina, which includes $22.3 million of charges for the amortization of the inventory adjustment to fair market value, $25.5 million for the amortization of acquired intangible assets and $5.9 million for business combination severance charges. The Company expects the acquisition of Aptina to expand the Company’s image-sensor business and further strengthen the Company’s position in the fast growing segment of image sensors in the automotive and industrial end-markets. The allocation of the purchase price of Aptina was finalized during the quarter ended April 3, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Acquired intangible assets include $51.3 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, reviewing costs incurred for the projects, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value.

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

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company upon closing and placed into an escrow account to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million of consideration held in escrow was accounted for as restricted cash as of December 31, 2014. During 2015, $21.2 million of the escrow was released, with $18.8 million remaining as of December 31, 2015. All escrow amounts are treated as restricted cash and are included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet.

The following table presents purchase price allocation for the 2014 acquisition of Aptina, including the effects of the measurement period adjustment recorded in 2015 (in millions):

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Truesense

On April 30, 2014, the Company acquired 100% of Truesense for $95.7 million in cash. Truesense is incorporated into the Company’s Image Sensor Group and the allocation of the purchase price was finalized during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized revenue of approximately $53.4 million and a net loss of approximately $0.3 million, attributable to the acquisition of Truesense, which includes $4.7 million of charges for the inventory adjustment to fair market value and $10.4 million for the amortization of acquired intangible assets.

The following table presents the allocation of the purchase price recorded for the 2014 acquisition of Truesense (in millions):

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

	Year Ended
	December 31, 2014	December 31, 2013
Revenues	$ 3,536.4	$3,347.7
Gross profit	$1,213.7	$1,075.2
Net income attributable to ON Semiconductor Corporation	$147.8	$68.9
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.34	$0.15
Diluted	$0.33	$0.15

Included in the unaudited pro forma gross profit for the year ended December 31, 2013 is approximately $27.0 million for the amortization of inventory at the adjustment to fair market value. Included in the unaudited pro forma net income attributable to ON Semiconductor Corporation is $50.8 million and $95.4 million for the amortization of acquisition related intangible assets during the years ended December 31, 2014 and December 31, 2013, respectively.

Note 5:    Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level which is one level below the Company’s operating segments. During the first step of the Company’s annual impairment analysis during the fourth quarters of 2015 and 2013, the Company determined that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable and no step 2 tests were required for any reporting unit.

During the first step of the Company’s 2015 annual impairment analysis, the Company determined that the estimated fair value of goodwill for one of its reporting units was not substantially in excess of its carrying value. The reporting unit, which did not require a step 2 test, had a carrying value for goodwill of approximately $59.8 million with a fair value that exceeded its carrying value by approximately 23%. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values could result in a non-cash impairment charge in the future. While the Company believes the carrying amount of goodwill for all of its reporting units to be recoverable, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

During the Company’s annual impairment analysis in the fourth quarter of 2014, the Company determined that the fair values of certain of its reporting units were less than the carrying value. As a result of the 2014

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

impairment analysis, the Company recognized a goodwill impairment charge of $8.7 million relating to one of its reporting units in the Application Products Group operating segment.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, if it determines that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for periods when no impairment was necessary included projected net cash flows, a weighted-average discount rate of approximately 11%, and a weighted-average long-term growth rate of 3%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis. As noted above, there were no impairment charges as a result of the annual impairment analysis in 2015.

The following table summarizes goodwill by relevant reportable segment as of December 31, 2015 and December 31, 2014 (in millions):

	Balance as of December 31, 2015			Balance as of December 31, 2014(1)
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment:
Application Products Group	$546.7	$(418.9)	$127.8	$539.9	$(418.9)	$121.0
Image Sensor Group	95.4	—	95.4	95.4	—	95.4
Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$718.1	$(447.5)	$270.6	$711.3	$(447.5)	$263.8

(1) Includes changes in intangible asset amounts relating to measurement period adjustments. See Note 1: “Background and Basis of Presentation” for additional information.

The following table summarizes the change in goodwill from December 31, 2013 to December 31, 2015 (in millions):

Net balance as of December 31, 2013	$184.6
Additions due to business combinations	87.9
Impairment charge	(8.7)

Net balance as of December 31, 2014	263.8
Additions due to business combination	6.8

Net balance as of December 31, 2015	$270.6

As a result of the Company’s annual goodwill impairment testing for 2014, it was determined that certain intangible assets belonging to a reporting unit within the Application Products Group were impaired. In connection with this impairment, the Company wrote-off approximately $0.9 million of intangible assets associated with the Application Products Group operating segment. Additionally, during the fourth quarter of 2014, the Company wrote off approximately $4.7 million of other long-lived assets associated with the Application Products Group. See Note 13: “Fair Value Measurements” for additional information with respect to the Company’s non-recurring fair value measurements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

Intangible assets, net, were as follows as of December 31, 2015 and December 31, 2014 (in millions):

	December 31, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.6)	$—	$(0.4)	$2.9
Customer relationships	426.2	(214.2)	(27.9)	(23.7)	160.4
Patents	43.7	(23.6)	—	(13.7)	6.4
Developed technology	268.0	(152.2)	—	(2.6)	113.2
Trademarks	16.3	(9.9)	—	(1.1)	5.3
Backlog	0.3	(0.3)	—	—	—
IPRD	41.4	—	—	(3.8)	37.6

Total intangibles	$809.8	$(410.8)	$(27.9)	$(45.3)	$325.8

	December 31, 2014(1)
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.0)	$—	$(0.4)	$3.5
Customer relationships	425.6	(146.2)	(27.8)	(23.7)	227.9
Patents	43.7	(21.3)	—	(13.7)	8.7
Developed technology	241.9	(88.9)	—	(2.6)	150.4
Trademarks	16.3	(8.7)	—	(1.1)	6.5
IPRD	61.5	—	—	—	61.5

Total intangibles	$802.9	$(275.1)	$(27.8)	$(41.5)	$458.5

(1) Includes changes in intangible asset amounts relating to measurement period adjustments. See Note 1: “Background and Basis of Presentation” for additional information.

During the year ended December 31, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded impairment losses of $3.8 million, included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. Additionally, during the year ended December 31, 2015, the Company completed certain of its IPRD projects, resulting in the reclassification of $24.8 million from IPRD to developed technology. The Company also acquired $6.9 million of intangibles from the acquisition of AXSEM and resulting purchase accounting. See Note 4: “Acquisitions” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense for intangible assets amounted to: $135.7 million for the year ended December 31, 2015, $68.4 million for the year ended December 31, 2014 and $33.1 million for the year ended December 31, 2013. Amortization expense for intangible assets, with the exception of the $37.6 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
2016	$91.7
2017	62.7
2018	41.1
2019	33.9
2020	22.0
Thereafter	36.8

Total estimated amortization expense	$288.2

Note 6:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Restructuring	Asset Impairments	Other (2)	Total
Year Ended December 31, 2015
General Workforce Reductions	$4.8	$—	$—	$4.8
European Marketing Organization Relocation	3.5	—	—	3.5
Business Combination Severance	1.0	—	—	1.0
KSS Facility Closure	0.3	—	(3.4)	(3.1)
Other (1)	1.4	0.2	1.5	3.1

Total	$11.0	$0.2	$(1.9)	$9.3

Year Ended December 31, 2014
System Solutions Group Voluntary Retirement Program	$10.4	$—	$(4.5)	$5.9
Business Combination Severance	5.9	—	—	5.9
KSS Facility Closure	10.1	—	(2.1)	8.0
Other (1)	1.7	6.0	3.0	10.7

Total	$28.1	$6.0	$(3.6)	$30.5

Year Ended December 31, 2013
KSS Facility Closure	$6.5	$3.5	$—	$10.0
System Solutions Group Voluntary Retirement Program	52.9	—	(15.6)	37.3
Aizu facility closure	3.1	—	(22.4)	(19.3)
Other (1)	4.8	4.5	(4.1)	5.2

Total	$67.3	$8.0	$(42.1)	$33.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)        Includes charges related to certain other reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

(2)        Activity primarily consists of curtailment gains, non-cash foreign currency translation gains and certain other activity. See Note 11: “Employee Benefit Plans” for additional information.

Changes in accrued restructuring charges from December 31, 2013 to December 31, 2015 are summarized as follows (in millions):

	Estimated employee separation charges	Estimated costs to exit	Total
Balance as of December 31, 2013	$25.2	$1.0	$26.2
Charges	24.4	$3.7	28.1
Usage	(47.3)	(3.6)	(50.9)

Balance as of December 31, 2014	$2.3	$1.1	$3.4
Charges	11.0	—	$11.0
Usage	(8.0)	(0.6)	$(8.6)

Balance as of December 31, 2015	$5.3	$0.5	$5.8

Activity related to the Company’s significant restructuring programs that were either initiated during 2015 or had not been completed as of December 31, 2015, are as follows:

KSS Facility Closure

On October 6, 2013, the Company announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other Company manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During the year ended December 31, 2015, the Company recorded approximately $0.3 million related to separation charges offset by $3.4 million in gains on the sale of assets and the change in foreign currency. All of the employees have exited under this program, there were no remaining accruals for future payments as of December 31, 2015.

Business Combination Severance

Certain positions were eliminated following the acquisition of Aptina on August 15, 2014. During the first quarter of 2015, 44 positions were identified for elimination. During the year ended December 31, 2015, the Company recorded approximately $1.0 million of related employee separation charges.

As of December 31, 2015, there was $0.1 million accrued liability associated with business combination severance charges. All of the employees have exited under this program.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions are expected to be eliminated. The Company

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recorded $3.5 million of related employee separation charges during the year ended December 31, 2015. The majority of the impacted employees are expected to exit during the second half of 2016.

As of December 31, 2015, there was a $3.2 million accrued liability associated with employee separation charges for the European customer marketing organization move.

General Workforce Reductions

During the third quarter of 2015, management approved and began to implement certain restructuring actions, primarily targeted workforce reductions. As of December 31, 2015, the Company had notified 150 employees of their employment termination, the majority of which had exited by December 31, 2015. The total expense for the year ended December 31, 2015 was $4.8 million. As of December 31, 2015, a $0.9 million accrued liability remained for employee separation charges.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7:    Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of December 31, 2015 and December 31, 2014 consist of the following (in millions):

	December 31, 2015	December 31, 2014
Receivables, net:
Accounts receivable	$432.6	$419.1
Less: Allowance for doubtful accounts	(6.2)	(1.6)

	$426.4	$417.5

Inventories:
Raw materials	$79.3	$119.7
Work in process	457.8	365.5
Finished goods	213.3	244.7

	$750.4	$729.9

Other Current Assets:
Prepaid expenses	$12.6	$28.7
Value added and other income tax receivables	29.7	40.4
Acquisition consideration held in escrow (See Note 4)	19.6	40.0
Other (1)	35.2	31.5

	$97.1	$140.6

Property, plant and equipment, net:
Land	$46.2	$46.1
Buildings	513.6	484.3
Machinery and equipment	2,327.5	2,165.0

Total property, plant and equipment	2,887.3	2,695.4
Less: Accumulated depreciation	(1,613.2)	(1,491.5)

	$1,274.1	$1,203.9

Accrued expenses:
Accrued payroll	$95.1	$117.0
Sales related reserves	69.9	65.8
Acquisition consideration payable to seller (See Note 4)	19.6	40.0
Other	61.6	65.1

	$246.2	$287.9

(1)        Included in other current assets were $0.3 million and $5.0 million of fixed assets that are held-for-sale as of December 31, 2015 and 2014, respectively.

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $201.7 million, $183.6 million and $164.6 million for 2015, 2014 and 2013, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015 and 2014, total property, plant and equipment included $28.2 million and $40.8 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Warranty Reserves

The activity related to the Company’s warranty reserves for 2013, 2014 and 2015 follows (in millions):

Balance as of December 31, 2012	$10.2
Provision	4.4
Usage	(8.6)

Balance as of December 31, 2013	$6.0
Provision	2.7
Usage	(3.2)

Balance as of December 31, 2014	$5.5
Provision	2.7
Usage	(2.9)

Balance as of December 31, 2015	$5.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	December 31, 2015	December 31, 2014
Senior Revolving Credit Facility due 2020, interest payable monthly at 1.69% as of December 31, 2014	$—	$350.0
1.00% Notes (1)	690.0	—
2.625% Notes, Series B (2)	356.9	356.9
Loan with Japanese bank due 2015 through 2018, interest payable quarterly at 2.36% and 2.01%, respectively (3)	198.2	235.9
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.35% and 3.35%, respectively (4)	50.0	54.8
Philippine term loans due 2016 through 2020, interest payable quarterly at 2.32% (5)	50.0	—
Loan with Singapore bank, interest payable weekly at 1.67% and 1.42%, respectively (6) (11)	30.0	20.0
Loan with Hong Kong bank, interest payable weekly at 1.67% and 1.92%, respectively (6) (11)	25.0	35.0
Malaysia revolving line of credit, interest payable quarterly at 2.05% and 1.71%, respectively (5) (11)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly and annually at an average rate of 1.89% and 1.87%, respectively (5) (11)	20.8	10.7
Loan with Philippine bank due 2015 through 2019, interest payable monthly and quarterly at an average rate of 2.70% and 2.37%, respectively (7)	18.8	54.2
Canada revolving line of credit, interest payable quarterly at 2.01% and 1.84%, respectively (5) (11)	15.0	15.0
Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (5)	4.2	—
Canada equipment financing payable monthly through 2017 at 3.81% (8)	2.4	4.2
U.S. equipment financing payable monthly through 2016 at 2.4% and 2.94%, respectively (8)	1.3	4.8
Capital lease obligations	28.2	40.8

Gross long-term debt, including current maturities	1,515.8	1,207.3
Less: Debt discount (9)	(107.5)	(14.7)
Less: Debt issuance costs (10)	(14.4)	(0.9)

Net long-term debt, including current maturities	1,393.9	1,191.7
Less: Current maturities	(543.4)	(209.6)

Net long-term debt	$850.5	$982.1

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually. See below under the heading “1.00% Notes” for additional information.
(2)	Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2016 and 2021 or called at the option of the Company on or after December 20, 2016. The Notes can be converted at any time on or after June 15, 2016. See below under the heading “2.625% Notes, Series B” for additional information.

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(4)

Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho. See below under the heading “U.S. Real Estate Mortgages” for additional information with respect to recent activity.

(5)	Non-collateralized debt arrangement.
(6)	Collateralized by accounts receivable.
(7)	$18.8 million collateralized by equipment as of December 31, 2015 with $15.0 million non-collateralized and $39.2 million collateralized by equipment as of December 31, 2014.
(8)	Debt arrangement collateralized by equipment.
(9)	Discount of $100.2 million for the 1.00% Notes as of December 31, 2015 and $7.3 million and $14.7 million for the 2.625% Notes, Series B as of December 31, 2015 and December 31, 2014, respectively.
(10)

Debt issuance costs of $13.9 million for the 1.00% Notes as of December 31, 2015 and $0.5 million and $0.9 million for the 2.625% Notes, Series B as of December 31, 2015 and December 31, 2014, respectively.

(11)	Debt arrangement renews annually.

Expected maturities relating to the Company’s gross long-term debt as of December 31, 2015 are as follows (in millions):

Annual Maturities
2016	$551.1
2017	69.4
2018	148.1
2019	47.5
2020	699.7
Thereafter	—

Total	$1,515.8

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

Loss on Debt Extinguishment

As further described below, the Company recognized a loss of $0.4 million and $3.1 million for the years ended December 31, 2015 and 2013, respectively, for the extinguishment of certain of its credit facilities.

2015 Revolver Amendment

On May 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into an amendment to the $800.0 million, five-year senior revolving credit facility (the “Facility”) pursuant to the Amended and Restated

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Credit Agreement dated as of October 10, 2013 (the “Credit Agreement”), among the Company and a group of lenders. The amendment expanded the borrowing capacity of the Facility to $1.0 billion and reset the five-year maturity date. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. At issuance, the Company recorded $2.1 million of new debt issuance costs and wrote-off $0.4 million of existing debt issuance costs associated with the Facility, resulting in a loss on debt extinguishment during the year ended December 31, 2015.

2013 Convertible Note Exchange

On March 22, 2013, the Company closed an exchange offer for $60.0 million in principal value (approximately $57.4 million of carrying value) of its 2.625% Notes in exchange for $58.5 million in principal value of its 2.625% Notes, Series B plus accrued and unpaid interest on the 2.625% Notes. Subject to certain other terms and conditions, this exchange extended the first put date, for the exchanged amount, from December 2013 to December 2016. The exchanged amount of the 2.625% Notes, Series B was allocated between the fair value of the liability component and equity component of the convertible security. The amount allocated to the extinguishment of the liability component was based on the discounted cash flows using a rate of return an investor would have required on non-convertible debt with other terms substantially similar to the 2.625% Notes. The remaining consideration was recognized as re-acquisition of the equity component.

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

Note Payable to SMBC

On January 31, 2013, the Company amended and restated its seven-year, non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $198.2 million and $235.9 million as of December 31, 2015 and December 31, 2014, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

Amended and Restated Senior Revolving Credit Facility

On May 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into an amendment to the Facility pursuant to the Credit Agreement among the Company and a group of lenders. The amendment expanded the borrowing capacity of the Facility to $1.0 billion and reset the five-year maturity date. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions.

On June 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into a second amendment of the Facility that provides for, among other things, modifications to the Facility to allow for the issuance by the Company of its convertible senior notes, subject to the satisfaction of certain conditions, and to permit the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company to enter into certain hedging transactions relating to such notes or otherwise. In addition, the second amendment provides for the release of the pledged stock of certain of the Company’s subsidiaries upon the issuance of the convertible senior notes.

The Facility includes $15.0 million availability for the issuance of letters of credit, $15.0 million availability for swingline loans for short-term borrowings and a foreign currency sublimit of $75.0 million. The Company has the ability to increase the size of the Facility in increments of $10.0 million provided that the aggregate amount of such increases does not exceed $500.0 million.

Payments of the principal amounts of revolving loans under the Credit Agreement are due no later than May 1, 2020, which is the maturity date of the Facility. Interest is payable based on either a LIBOR or base rate option, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. The Company has also agreed to pay the lenders certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations under the Facility are guaranteed by certain of the Company’s and SCI LLC’s domestic subsidiaries and prior to the issuance of the 1.00% Notes, were collateralized by a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries.

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Company’s business combinations described in Note 4: “Acquisitions,” represent permitted activities pursuant to the Credit Agreement. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2015 and expects to remain in compliance with all covenants over at least the next twelve months.

There were no borrowings on the Facility during 2015. During the third quarter of 2014, the Company drew down an additional amount of approximately $230.0 million to partially fund the purchase of Aptina. During the fourth quarter of 2013, the Company drew down approximately $120.0 million, for general corporate purposes, of available borrowings pursuant to the Facility. There was no outstanding balance on the Facility as of December 31, 2015, except for a letter of credit in the amount of $0.2 million outstanding as of December 31, 2015. Included in other assets as of December 31, 2015 were $4.3 million of debt issuance costs associated with the Facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.00% Notes

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company was the sole issuer in the private unregistered offering of the 1.00% Notes. The Company incurred issuance costs of $18.3 million in connection with the issuance of the notes, of which $15.4 million were recorded as debt issuance costs and are being amortized using the effective interest method and $2.9 million were allocated to the conversion option (as further described below) and were recorded to equity. The 1.00% Notes are governed by an indenture between the Company, as the issuer, and Wells Fargo Bank, National Association, as trustee. See Note 1: “Background and Basis of Presentation” for discussion of the adoption and retrospective application of ASU 2015-03 applicable to the presentation of debt issuance costs.

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

The notes bear interest at the rate of 1.00% per year from the date of issuance, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. The notes are fully and unconditionally guaranteed on a senior unsecured obligation basis by certain existing subsidiaries of the Company.

The notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 54.0643 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $18.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2015, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (iii) upon occurrence of the specified transactions described in the indenture relating to the notes; or (iv) on and after September 1, 2020. Upon conversion of the notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 9: “Earnings Per Share and Equity.”

The notes will mature on December 1, 2020. If a holder elects to convert its notes in connection with the occurrence of specified fundamental changes that occur prior to September 1, 2020, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The notes, which are the Company’s unsecured obligations, will rank equally in right of payment to all of the Company’s existing and future unsubordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. ON Semiconductor was the sole issuer of the 1.00% Notes.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.00% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $110.4 million in stockholders’ equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 4.29% over the contractual terms of the notes. Refer to Note 1: “Background and Basis of Presentation” for discussion of the adoption and retrospective application of ASU 2015-03 for the treatment of debt issuance costs and debt discounts.

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

2.625% Notes, Series B

As discussed above, the Company completed the following exchange offer for its 2.625% Notes in exchange for its 2.625% Notes, Series B. Subject to certain other terms and conditions, these exchanges extended the first put date for the exchanged amounts from December 2013 to December 2016. The 2.625% Notes, Series B bear interest at the rate of 2.625% per year from the date of issuance. Interest is payable on June 15 and December 15

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of each year. The 2.625% Notes, Series B are fully and unconditionally guaranteed on a non-collateralized senior subordinated basis by certain existing domestic subsidiaries of the Company (dollars in millions):

For the year ended December 31,
2013
Exchange date	March 22, 2013
Principal value of 2.625% Notes	$60.0
Principal value of 2.625% Notes, Series B	$58.5
Capitalized exchange expenses (1)	$0.1
Effective interest rate	4.70%

(1)	Represents exchange expenses capitalized as debt issuance costs that are amortized using the effective interest method through the first put date of December 15, 2016.

The 2.625% Notes, Series B are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment upon the occurrence of certain events), which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company will settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders have the option to convert their 2.625% Notes, Series B under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the 2.625% Notes, Series B; or (iii) after June 15, 2016. ON Semiconductor was the sole issuer of the 2.625% Notes, Series B.

Beginning December 20, 2016, the Company can redeem the 2.625% Notes, Series B, in whole or in part, for cash at a price of 100% of the principal amount plus accrued and unpaid interest to, but excluding, the redemption date. If a holder elects to convert its 2.625% Notes, Series B in connection with the occurrence of specified fundamental changes that occur prior to December 15, 2016, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the Indenture. Notwithstanding these conversion rate adjustments, these 2.625% Notes, Series B contain an explicit limit on the number of shares issuable upon conversion. Holders may require the Company to repurchase the 2.625% Notes, Series B for cash on December 15, 2016 and 2021 at a repurchase price equal to 100% of the principal amount of such 2.625% Notes, Series B, plus accrued and unpaid interest, to, but excluding, the repurchase date. Upon the occurrence of certain corporate events, each holder could require the Company to purchase all or a portion of such holder’s 2.625% Notes, Series B for cash at a price equal to the principal amount of such notes, plus accrued and unpaid interest, to, but excluding, the repurchase date.

Debt issuance costs associated with the 2.625% Notes, Series B are amortized using the effective interest method through December 2016. See Note 1: “Background and Basis of Presentation” for discussion of the adoption and retrospective application of ASU 2015-03 applicable to the presentation of debt issuance costs.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

U.S. Real Estate Mortgages

On August 4, 2014, one of the Company’s U.S. subsidiaries entered into an amended and restated loan agreement with a Scottish Bank for approximately $49.4 million, which was collateralized by certain of the Company’s real estate. The loan bears interest payable monthly at an interest rate of approximately 3.12% per annum, with a balloon payment of approximately $26.7 million in 2019.

Malaysia Revolving Line of Credit

On September 23, 2014, one of the Company’s wholly-owned Malaysian subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Malaysia Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Malaysian subsidiary and a Japanese bank. During the third quarter of 2014, the Company’s Malaysian subsidiary borrowed the full $25.0 million available under the Malaysia Line of Credit. The balance as of December 31, 2015 was $25.0 million. Borrowings under the Malaysia Line of Credit bear interest based on 3-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly. The borrowed amount is payable within 21 business days of demand.

Vietnam Revolving Line of Credit

On September 3, 2014, one of the Company’s wholly-owned Vietnamese subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Vietnam Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Vietnamese subsidiary and a Japanese bank. As of December 31, 2015, the Company’s Vietnamese subsidiary had an outstanding balance of $20.8 million under the Vietnam Line of Credit. Borrowings under the Vietnam Line of Credit bear interest based on 3-month LIBOR and 12-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly and annually. The borrowed amount is payable within 5 business days of demand.

Capital Lease Obligations

The Company has various capital lease obligations primarily for software, which as of December 31, 2015 totaled $28.2 million, with interest rates ranging from 1.7% to 6.0% and maturities from the first quarter of 2016 until the fourth quarter of 2019. Future payments for the Company’s capital lease obligations are included in the annual maturities table.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor Corporation are as follows (in millions, except per share data):

	For the years ended December 31,
	2015	2014	2013
Net income attributable to ON Semiconductor Corporation	$206.2	$189.7	$150.4

Basic weighted average common shares outstanding	421.2	439.5	447.9
Add: Incremental shares for:
Dilutive effect of share-based awards	4.6	4.0	2.8
Dilutive effect of convertible notes	2.0	—	—

Diluted weighted average common shares outstanding	427.8	443.5	450.7

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.49	$0.43	$0.34

Diluted	$0.48	$0.43	$0.33

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 1.3 million, 6.1 million and 12.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, including 2015, 2014 and 2013, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes when the stock price is above $18.50 per share. See Note 8: “Long-Term Debt” for a discussion of the conversion prices and other features of the 1.00% Notes and the 2.625% Notes, Series B.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equity

Share Repurchase Program

Effective August 1, 2012, the Company implemented a share repurchase program for up to $300.0 million of its common stock over a three year period, exclusive of any fees, commissions or other expenses. This program was terminated on December 1, 2014 with approximately $46.3 million remaining of the total authorized amount.

On December 1, 2014, the Company announced a capital allocation policy (the “Capital Allocation Policy”) under which the Company intends to return to shareholders approximately 80 percent of free cash flow, less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, the Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. The Company also announced a new share repurchase program (the “2014 Share Repurchase Program”) pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, the Company intends to repurchase approximately $1.0 billion of its common shares over a four year period, exclusive of any fees, commissions or other expenses, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014.

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	For the years ended December 31,
	2015 (5)	2014	2013
Number of repurchased shares (1)	30.4	13.9	13.9
Beginning accrued share repurchases (2)	$—	$0.6	$—
Aggregate purchase price	347.8	121.0	101.3
Fees, commissions and other expenses	0.4	0.2	0.3
Less: ending accrued share repurchases (3)	—	—	(0.6)

Total cash used for share repurchases	$348.2	$121.8	$101.0

Weighted-average purchase price per share (4)	$11.46	$8.71	$7.29
Available for future purchases at period end	$628.2	$976.0	$143.4

(1)	None of these shares had been reissued or retired as of December 31, 2015, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.
(5)

Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes. See Note 8: “Long-Term Debt” for information with respect to the Company’s long-term debt.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted in the years ended December 31, 2015 and 2014 were $14.7 million and $9.1 million, respectively, for which the Company withheld approximately 1.2 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2015, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns 80%, of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2015, the non-controlling interest balance was $23.7 million. This balance included the non-controlling interest’s $2.8 million share of the earnings for the year ended December 31, 2015.

At December 31, 2013, the non-controlling interest balance was $32.8 million. During the year ended December 31, 2014, the Company acquired an additional 10% of the outstanding equity interest in Leshan for approximately $20.4 million, which was greater than the $10.1 million carrying value of the representative interest in Leshan at the time of the transaction. The Company recorded the $10.3 million difference between the purchase price and the carrying value of the non-controlling interest as additional paid-in capital for the year ended December 31, 2014. This balance was further decreased to $20.9 million at December 31, 2014 due to the non-controlling interest’s $2.4 million share of the earnings for the year ended December 31, 2014, offset by approximately $4.2 million of dividends paid to the non-controlling shareholder.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the years ended December 31, 2015, 2014 and 2013 was comprised as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$7.7	$6.8	$5.3
Research and development	9.2	8.7	6.3
Selling and marketing	8.5	8.1	5.7
General and administrative	21.5	22.2	15.0

Share-based compensation expense before income taxes	46.9	45.8	32.3

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$46.9	$45.8	$32.3

(1)

A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At December 31, 2015, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options was $0.7 million, which is expected to be recognized over a weighted-average period of 0.7 years. At December 31, 2015, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria was $46.8 million, which is expected to be recognized over a weighted-average period of 1.5 years. The total intrinsic value of stock options exercised during the year ended December 31, 2015 was $13.3 million. The Company recorded cash received from the exercise of stock options of $27.1 million and cash from the issuance of shares under the ESPP of $14.6 million and no related tax benefits during the year ended December 31, 2015. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The weighted-average estimated fair value of employee stock options and the weighted-average assumptions used in the lattice model to calculate the weighted-average estimated fair value of employee stock options granted during the year ended 2013 is as follows, there were no employee stock options granted during the years ended December 31, 2015 and 2014 (annualized percentages):

Year Ended December 31,
2013
Volatility	42.8%
Risk-free interest rate	1.4%
Expected term	5.2 years
Weighted-average fair value per option	$2.93

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

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11% in the years ended December 31, 2015, 2014 and 2013, respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5% in the years ended December 31, 2015, 2014 and 2013, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the 2000 SIP that have or will become available for grant pursuant to the Amended and Restated SIP.

Generally, the options granted under the 2000 SIP and Amended and Restated SIP vest over a period of three to four years and have a contractual term of 10 years and 7 years, respectively. Under both plans, certain outstanding options vest automatically upon a change of control, as defined in the respective plan document, provided the option holder is employed by the Company on the date of the change in control. Certain other outstanding options may also vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Generally, upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability).

Generally, restricted stock units granted under the 2000 SIP and the Amended and Restated SIP vest over three years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

As of December 31, 2015, there was an aggregate of 28.7 million shares of common stock available for grant under the Amended and Restated SIP.

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and contractual term data):

	Year Ended December 31, 2015
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	8.8	$7.81
Granted	—	—
Exercised	(3.5)	7.78
Canceled	(0.1)	6.99

Outstanding at December 31, 2015	5.2	$7.85	2.36	$10.5

Exercisable at December 31, 2015	4.8	$7.94	2.25	$9.3

As of December 31, 2015, the Company had 5.2 million of outstanding stock options, representing stock options that previously vested and those which are expected to vest, with a weighted-average exercise price of $7.85.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2015 and December 31, 2014 represented (0.02)% and (0.34)% of outstanding shares as of the beginning of each such fiscal year, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Additional information about stock options outstanding at December 31, 2015 with exercise prices less than or above $9.80 per share, the closing price of the Company’s common stock at December 31, 2015, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $9.80	4.6	$7.77	0.4	$6.74	5.0	$7.69
Above $9.80	0.2	$11.23	—	$—	0.2	$11.23

Total outstanding	4.8	$7.94	0.4	$6.74	5.2	$7.85

Restricted Stock Units

A summary of the restricted stock unit transactions for the year ended December 31, 2015 follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2014	8.7	$8.66
Granted	3.8	12.56
Achieved	0.7	9.35
Released	(4.2)	8.44
Canceled	(0.5)	9.38

Nonvested shares of restricted stock units at December 31, 2015	8.5	$10.52

During 2015, the Company awarded 1.1 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

As of December 31, 2015, unrecognized compensation expense, net of estimated forfeitures related to non-vested restricted stock units granted under the Amended and Restated SIP with time-based and performance-based conditions, was $39.5 million and $7.3 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is recognized over the period during which the performance criteria is expected to be achieved. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to both performance-based and service-based restricted stock units was $39.2 million for the year ended December 31, 2015, which included $28.2 million for restricted stock units with time-based service conditions that were granted in 2015 and prior that are expected to vest.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Grant Awards

During the year ended December 31, 2015, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $12.50 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2015 was approximately $1.7 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2015, employees purchased approximately 1.7 million shares under the ESPP. During the years ended December 31, 2014 and 2013, employees purchased approximately 1.3 million shares for each year, respectively, under the ESPP. Through May 2013, shareholders had approved amendments to the ESPP, which increased the number of shares of the Company’s common stock issuable thereunder to 18.0 million shares. On May 20, 2015, shareholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.5 million to a total of 23.5 million. As of December 31, 2015, there were approximately 6.7 million shares available for issuance under the ESPP.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

2013 Activity and Effect of Voluntary Retirement Programs

The voluntary retirement program announced in the first quarter of 2013 for certain employees of the System Solutions Group triggered the re-measurement of the related pension assets and liabilities, resulting in an actuarial loss of $13.6 million for the year ended December 31, 2013. Additionally, the Company recorded a curtailment gain of $12.7 million for the year ended December 31, 2013, in Restructuring, asset impairments and other, net.

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

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2015	2014	2013
Service cost	$8.4	$9.3	$12.2
Interest cost	3.8	5.7	6.6
Expected return on plan assets	(3.5)	(3.4)	(4.1)
Curtailment gain	—	(6.6)	(15.6)
Actuarial and other (gain) loss	(5.0)	12.3	6.2

Total net periodic pension cost	$3.7	$17.3	$5.3

Weighted average assumptions
Discount rate	1.82%	1.64%	2.14%
Expected return on plan assets	2.46%	2.25%	2.18%
Rate of compensation increase	2.96%	3.03%	3.17%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31,
	2015	2014
Change in projected benefit obligation
Projected benefit obligation at the beginning of the year	$241.8	$292.3
Service cost	8.4	9.3
Interest cost	3.8	5.7
Net actuarial (gain) loss	(5.2)	23.7
Acquired PBO from Aptina Japan	—	1.3
Benefits paid by plan assets	(3.8)	(33.7)
Benefits paid by the Company	(2.7)	(20.3)
Curtailment gain	—	(6.6)
Translation gain and other	(7.9)	(29.9)

Projected benefit obligation at the end of the year	$234.4	$241.8

Accumulated benefit obligation at the end of the year	$198.2	$201.9

Change in plan assets
Fair value of plan assets at the beginning of the year	$145.7	$163.4
Actual return on plan assets	3.3	14.8
Benefits paid from plan assets	(3.8)	(33.7)
Employer contributions	7.3	19.7
Translation and other loss	(5.3)	(18.5)

Fair value of plan assets at the end of the year	$147.2	$145.7

Plans with underfunded or non-funded accumulated benefit obligation
Aggregate accumulated benefit obligation	$193.1	$160.0
Aggregate fair value of plan assets	140.8	95.0
Amounts recognized in the balance sheet consist of
Current liabilities	(0.1)	(0.2)
Non-current liabilities	(87.1)	(95.9)

Funded status	$(87.2)	$(96.1)

Weighted average assumptions at the end of the year
Discount rate	1.82%	1.64%
Rate of compensation increase	2.96%	3.03%

As of December 31, 2015 and 2014, respectively, the assets of the Company’s foreign plans were invested 18% and 17% in equity securities, 21% and 20% in debt securities, including corporate bonds, 47% and 49% in insurance and investment contracts, 3% in cash and 11% in other investments, including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

The long term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2015 and 2014, was as follows (in millions):

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$4.6	$4.6	$—	$—
Foreign Government/Treasury Securities (1)	9.0	8.3	0.7	—
Corporate Bonds, Debentures (2)	30.3	—	29.7	0.6
Equity Securities (3)	26.7	—	26.7	—
Mutual Funds	7.7	—	7.7	—
Investment and Insurance Annuity Contracts (4)	68.9	—	21.9	47.0

	$147.2	$12.9	$86.7	$47.6

	December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$3.7	$3.7	$—	$—
Foreign Government/Treasury Securities (1)	9.9	9.2	0.7	—
Corporate Bonds, Debentures (2)	29.7	—	29.0	0.7
Equity Securities (3)	24.6	—	24.6	—
Mutual Funds	6.1	—	6.1	—
Investment and Insurance Annuity Contracts (4)	71.7	—	20.2	51.5

	$145.7	$12.9	$80.6	$52.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	Includes investments primarily in guaranteed return securities.
(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)	Includes investments in equity securities of developed countries and emerging markets.
(4)	Includes certain investments with insurance companies which guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2015 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Corporate Bonds, Debentures	Investment and Insurance Contracts	Total
Balance at December 31, 2013	$0.9	$47.9	$48.8
Actual return on plan assets	—	10.9	10.9
Purchase, sales and settlements	(0.2)	(1.8)	(2.0)
Foreign currency impact	—	(5.5)	(5.5)

Balance at December 31, 2014	$0.7	$51.5	$52.2

Actual return on plan assets	(0.1)	—	(0.1)
Purchase, sales and settlements	—	0.6	0.6
Foreign currency impact	—	(5.1)	(5.1)

Balance at December 31, 2015	$0.6	$47.0	$47.6

The expected benefit payments for the Company’s defined benefit plans by year from 2016 through 2020 and the five years thereafter are as follows (in millions):

2016	$4.0
2017	3.9
2018	5.0
2019	6.1
2020	7.1
Five years thereafter	65.5

Total	$91.6

The total underfunded status was $87.2 million at December 31, 2015. The Company expects to contribute $6.9 million during 2016 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $13.6 million, $8.5 million and $8.4 million of expense relating to matching contributions in 2015, 2014 and 2013, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $3.1 million, $3.2 million and $4.1 million relating to these plans for the years ended 2015, 2014 and 2013, respectively.

Note 12:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2015 (in millions):

Year Ending December 31,
2016	$22.0
2017	16.9
2018	12.0
2019	9.4
2020	7.3
Thereafter	25.4

Total	$93.0

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2015, 2014, and 2013 was $27.7 million, $22.7 million, and $22.0 million, respectively.

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other parties to purchase inventory, manufacturing services and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements in the ordinary course of business as of December 31, 2015 (in millions):

Year Ending December 31,
2016	$328.6
2017	48.2
2018	10.3
2019	8.1
2020	8.1
Thereafter	17.3

Total	$420.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $15.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of December 31, 2015. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.0 million as of December 31, 2015.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $170.0 million as of December 31, 2015. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $198.2 million as of December 31, 2015. See Note 8: “Long-Term Debt” for further information with respect to the Company’s loan with SMBC.

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

On December 14, 2015, the Company was named as a defendant in a shareholder class action lawsuit filed in state court in Delaware against the Company, Falcon Operations Sub, Inc., an ON Semiconductor subsidiary (“Merger Sub”), Fairchild and certain directors of Fairchild with respect to the merger agreement entered into between our Merger Sub and Fairchild in November 2015, by which the Company commenced a tender offer to acquire all of the outstanding shares of Fairchild. The lawsuit alleges breach of duty by the individual defendants and aiding and abetting by the Company and the Merger Sub and has been docketed in the Court of Chancery of the State of Delaware (“District Court”) as Woo v. Fairchild Semiconductor International, Inc. et al, Case # 11798VCL. The Company believes that the claim against it is without merit and intends to defend the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of this matter will be favorable for it.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 13:    Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 (in millions):

		Fair Value Measurements as of December 31, 2015
Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$9.5	$9.5	$—	$—
Money market funds	33.2	33.2	—	—

Liabilities:
Designated cash flow hedges	$0.2	$—	$0.2	$—
Foreign currency exchange contracts	0.1	—	0.1	—
Contingent consideration (See Note 4)	5.0	—	—	5.0

		Fair Value Measurements as of December 31, 2014
Description	Balance as of December 31, 2014	Level 1	Level 2
Cash, cash equivalents:
Demand and time deposits	$20.3	$20.3	$—
Money market funds	46.3	46.3	—
Short-term investments, held-to-maturity corporate bonds	2.0	2.0	—
Short-term investments, available-for-sale securities	4.1	4.1	—
Other Current Assets:
Foreign currency exchange contracts	$0.1	$—	$0.1

Liabilities:
Designated cash flow hedges	$3.5	$—	$3.5

Short-Term Investments

The Company’s short-term investments are valued using market prices on active markets (Level 1). Short-term investments with an original maturity to the Company between three months and one year, are classified as held-to-maturity and are carried at amortized cost as the Company has the intent and ability to hold these securities until maturity. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive loss. There were no short term investments on the Company’s Consolidated Balance Sheet as of December 31, 2015. See Note 16: “Changes in Accumulated Other Comprehensive Loss” for additional information on unrealized gains and losses on available-for-sale securities.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the year ended December 31, 2014, one of the Company’s previously non-marketable equity securities became marketable due to a change in circumstances that provided it with a readily determinable fair value. The related investment, as accounted for under the cost method, had previously experienced an other-than-temporary impairment and had a zero carrying value. As of December 31, 2014, the related investment was classified as available-for-sale, measured at Level 1, with a fair value equal to its carrying value as noted in the table above. The related unrealized gain was recorded in accumulated other comprehensive loss for the year ended December 31, 2014. See Note 16: “Changes in Accumulated Other Comprehensive Loss” for additional information.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2015 and December 31, 2014 are as follows (in millions):

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes (1)	$925.0	$1,041.9	$341.3	$424.8
Long-term debt	$386.9	$386.6	$745.8	$744.8

(1) Carrying amount shown is net of debt discounts and debt issuance costs. See Note 8: “Long-Term Debt” for additional information.

The fair value of the Company’s Convertible Notes was estimated based on market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2015 and December 31, 2014.

Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon acquisition and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management’s judgment due to the absence of quoted market prices. We determine the fair value of our held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable. See Note 5: “Goodwill and Intangible Assets” for a discussion of certain asset impairments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows the fair value of certain of the Company’s non-financial assets included in its Consolidated Balance Sheet as of December 31, 2015 and December 31, 2014 that were remeasured at fair value on a nonrecurring basis (in millions):

	Fair Value
	December 31, 2015	December 31, 2014
Nonrecurring fair value measurements
Property, plant and equipment (Level 3)	$—	$6.2
Other Intangibles, Net (Level 3)	—	1.5

	$—	$7.7

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the years ended December 31, 2015, December 31, 2014 and December 31, 2013 (in millions):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Nonrecurring fair value measurements
Impairment of property, plant and equipment held for use or disposal (Level 3)	$0.2	$6.0	$8.0
Goodwill impairment (Level 3)	—	8.7	—
Intangible asset impairments (Level 3)	3.8	0.9	—

	$4.0	$15.6	$8.0

See Note 5: “Goodwill and Intangible Assets” for additional information with respect to impairment charges.

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

As of December 31, 2015 and 2014, the Company’s cost method investments had a carrying value of $12.3 million and $12.2 million, respectively.

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

At December 31, 2015 and 2014, the Company had net outstanding foreign exchange contracts with net notional amounts of $89.8 million and $145.7 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2015 and 2014 (in millions):

	December 31,
	2015 Buy (Sell)	2015 Notional Amount	2014 Buy (Sell)	2014 Notional Amount
Euro	$(17.5)	$17.5	$(31.2)	$31.2
Japanese Yen	(30.0)	30.0	(42.1)	42.1
Malaysian Ringgit	7.1	7.1	39.2	39.2
Philippine Peso	13.7	13.7	16.7	16.7
Other currencies - Buy	17.1	17.1	13.8	13.8
Other currencies - Sell	(4.4)	4.4	(2.7)	2.7

	$(14.0)	$89.8	$(6.3)	$145.7

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2015, the counterparties to the Company’s foreign exchange contracts, as well as the cash flow hedges described below, are held at financial institutions which the Company believes to be highly rated and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the years ended December 31, 2015, 2014 and 2013, realized and unrealized foreign currency transactions totaled a $1.5 million gain, a $3.1 million loss and a $5.5 million gain, respectively, and are included in other income and expenses in the Company’s consolidated statements of operations and comprehensive income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives designated as cash flow hedges as of December 31, 2015 was approximately $1.3 million, which is comprised of cash flow hedges for the Malaysian Ringgit/U.S. Dollar currency pair.

For the year ended December 31, 2015, the Company recorded a loss of $7.7 million associated with cash flow hedges recognized as a component of cost of revenues. See Note 13: Fair Value Measurements, for information with respect to the balances of cash flow hedges.

Other

At December 31, 2015, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 15:    Income Taxes

The Company’s geographic sources of income before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
United States	$(102.7)	$(56.2)	$(75.8)
Foreign	322.5	248.1	245.8

	$219.8	$191.9	$170.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s provision for income taxes is as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Current:
Federal	$—	$(1.5)	$(0.4)
State and local	2.0	—	0.3
Foreign	21.3	20.1	15.9

	23.3	18.6	15.8

Deferred:
Federal	0.4	(17.1)	2.7
State and local	(1.4)	(2.9)	—
Foreign	(11.5)	1.2	(2.1)

	(12.5)	(18.8)	0.6

Total provision	$10.8	$(0.2)	$16.4

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	—	—	0.2
Foreign withholding taxes	0.2	(1.1)	—
Foreign rate differential	(39.8)	(33.9)	(38.5)
Dividend income from foreign subsidiaries	85.5	13.0	11.3
Change in valuation allowance	(76.3)	(18.3)	0.7
Tax reserves	—	—	(1.0)
Nondeductible acquisition costs	0.1	0.9	—
Nondeductible share-based compensation costs	0.9	2.1	1.7
Deferred tax liability for assets with indefinite useful lives	(0.4)	1.7	1.6
Return to accrual	(0.9)	(0.5)	(0.1)
Other	0.6	1.0	(1.3)

Total	4.9%	(0.1)%	9.6%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2015 and December 31, 2014, are as follows (in millions):

	Year ended December 31,
	2015	2014
Net operating loss and tax credit carryforwards	$692.0	$850.2
Tax-deductible goodwill and amortizable intangibles	(35.9)	(45.1)
Reserves and accruals	25.2	27.6
Property, plant and equipment	21.3	33.4
Inventories	26.3	19.9
Share-based compensation	14.0	16.6
Pension	17.9	19.4
Other	2.1	74.9

Deferred tax assets and liabilities before valuation allowance	762.9	996.9

Valuation allowance	(735.7)	(977.5)

Net deferred tax asset	$27.2	$19.4

See Note 3: “Recent Accounting Pronouncements” for information relating to a recent accounting pronouncement effecting the presentation of the Company’s deferred tax amounts.

A valuation allowance has been recorded against the Company’s deferred tax assets, with the exception of deferred tax assets at certain foreign subsidiaries, as management cannot conclude that it is more likely than not that these assets will be realized. As of December 31, 2015, the Company’s deferred tax assets do not include $190.6 million of excess tax deductions from employee stock option exercises that are part of net operating loss carryforwards, which, if realized, will be accounted for as an addition to equity. The Company uses the with or without method when determining when excess benefits have been realized.

As of December 31, 2015, the Company’s federal, state, and foreign net operating loss carryforwards (“NOLs”) were $638.8 million, $662.7 million, and $1,000.5 million, respectively. As of December 31, 2014, the Company’s federal, state, and foreign NOLs were $1,070.6 million, $997.4 million, and $1,121.9 million, respectively. The decrease in the federal and state NOLs is primarily due to dividend income from foreign subsidiaries in 2015. If not utilized, the majority of the NOLs will expire in varying amounts from 2016 through 2035. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). On February 5, 2007 and on December 31, 2009, such an ownership change occurred, limiting the use of federal NOLs to approximately $114.1 million and $149.5 million per year, respectively. As of December 31, 2015, the Company had federal, state and foreign tax credit carryforwards of $132.9 million, $51.3 million and $34.3 million, respectively, which expire in varying amounts beginning in 2016. As of December 31, 2014, the Company had federal, state and foreign tax credit carryforwards of $118.1 million, $51.0 million, $45.3 million, respectively.

This income tax provision for the year ended December 31, 2015 consisted of the reversal of $12.1 million of our previously established valuation allowance against our foreign deferred tax assets and the reversal of $4.3 million

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2015 and a change in tax rate that favorably impacted deferred balances by $1.6 million. This is partially offset by $24.4 million for income and withholding taxes of certain of our foreign and domestic operations and $4.4 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax benefit for the year ended December 31, 2014 consisted of the reversal of $23.3 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $4.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2014. This is partially offset by $19.8 million for income and withholding taxes of certain of the Company’s foreign and domestic operations, $4.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and $3.3 million of deferred federal income taxes associated with tax deductible goodwill.

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

During 2015, one of the Company’s foreign subsidiaries provided a guarantee on a financing agreement held by the Company. As a result, under Section 956 of the U.S. Internal Revenue Code (“Section 956”), the foreign subsidiary was deemed to distribute some of its earnings to its U.S. parent. The deemed dividend did not result in any U.S. cash tax payment due to the utilization of available net operating loss carry-forwards and foreign tax credits.

Exclusive of the deemed dividend made in 2015 by one of our foreign subsidiaries under Section 956, income taxes have not been provided on approximately $1,307.7 million of the remaining undistributed earnings of our foreign subsidiaries over which the Company has sufficient influence to control the distribution at December 31, 2015. The Company has determined that substantially all such earnings have been reinvested indefinitely. However, these earnings could become subject to either U.S. federal income tax or foreign withholding tax if they are remitted as dividends, loaned to any of our domestic companies, or if the Company sells its investment in certain subsidiaries. The Company currently estimates that potential repatriation of these foreign earnings would generate additional taxes of approximately $54.1 million after the utilization of available net operating loss carryforwards and tax credits.

On November 18, 2015, the Company announced the pending acquisition of Fairchild, which is subject to the Company’s completion of a tender offer to acquire Fairchild’s shares of common stock, the satisfaction of the closing conditions set forth in the definitive merger agreement between the Company and Fairchild, including the receipt of applicable regulatory approvals, and the completion of a merger between a subsidiary of the Company and Fairchild. The Company’s pending acquisition of Fairchild could cause the Company to reassess its indefinite reinvestment determination and valuation allowance and may have a resulting impact on our effective tax rate in future periods. See Note 20: “Recent Developments and Subsequent Events” for additional information regarding the pending acquisition.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

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

The activity for unrecognized gross tax benefits for 2015, 2014, and 2013 (in millions) is as follows:

	2015	2014	2013
Balance at beginning of year	$31.2	$20.9	$34.8
Additions based on tax positions related to the current year	9.2	9.0	0.7
Additions for tax positions of prior years	3.4	5.3	—
Reductions for tax positions of prior years	(6.9)	(0.6)	(10.9)
Lapse of statute	(3.3)	(3.4)	(3.7)
Settlements	(0.1)	—	—

Balance at end of year	$33.5	$31.2	$20.9

Included in the December 31, 2015 balance of $33.5 million is $13.8 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that our unrecognized tax positions will be reduced by $1.6 million in the next twelve months due to settlement with tax authorities or expiration of the applicable statue of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $0.9 million of tax expenses for interest and penalties during the year ended December 31, 2015, and recognized approximately $0.5 million of tax expenses for interest and penalties during the years ended December 31, 2014 and 2013, respectively. The Company had approximately $3.9 million, $3.2 million, and $3.6 million of accrued interest and penalties at December 31, 2015, 2014, and 2013, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the years ended December 31, 2015 and December 31, 2014 are as follows (net of tax of $0.0 million and $0.2 million for unrealized gains on available-for-sale securities years ended December 31, 2015 and December 31, 2014 and $0 for all others, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2013	$(46.0)	$(1.8)	$0.4	$(47.4)

Other comprehensive income prior to reclassifications	3.5	—	4.1	7.6
Amounts reclassified from accumulated other comprehensive loss	—	(1.7)	—	(1.7)

Net current period other comprehensive loss	3.5	(1.7)	4.1	5.9

Balance as of December 31, 2014	$(42.5)	$(3.5)	$4.5	$(41.5)

Other comprehensive income (loss) prior to reclassifications	0.3	11.1	(0.4)	11.0
Amounts reclassified from accumulated other comprehensive loss	—	(7.7)	(4.1)	(11.8)

Net current period other comprehensive loss	0.3	3.4	(4.5)	(0.8)

Balance as of December 31, 2015	$(42.2)	$(0.1)	$—	$(42.3)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the years ended December 31, 2015 and December 31, 2014, were as follows (net of tax of $0 in 2015 and 2014, respectively, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss

	December 31, 2015	December 31, 2014	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$(7.7)	$(1.7)	Cost of revenues
Gains and Losses on Available-for-sale securities	(4.1)	—	Other income and expense

Total reclassifications	$(11.8)	$(1.7)

Included in accumulated other comprehensive loss as of December 31, 2015 is approximately $13.4 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

Note 17:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2015, 2014 and 2013 are as follows (in millions):

	Year ended December 31,
	2015	2014	2013
Non-cash financing activities:
Capital expenditures in accounts payable and other liabilities	$102.2	$108.5	$55.8
Equipment acquired or refinanced through capital leases	12.5	14.5	3.8
Cash (received) paid for:
Interest income	$(1.1)	$(1.5)	$(1.3)
Interest expense	28.4	25.7	24.8
Income taxes	20.0	18.1	12.9

Supplemental Disclosure of Consideration Held in Escrow

In 2014, pursuant to the agreement and plan of merger between the Company and the sellers of Aptina, $40.0 million of the total purchase consideration was withheld by the Company and placed into an escrow account upon closing to secure against certain indemnifiable events described in the Merger Agreement. During 2015, $21.2 million of the escrow was released to the sellers and is included in cash flows from investing activities on the Company’s Consolidated Statement of Cash Flows. The $18.8 million and $40.0 million of consideration held in escrow was accounted for as restricted cash as of December 31, 2015 and December 31, 2014, respectively.

In 2015, pursuant to the terms of the Share Purchase Agreement between the Company and the sellers of AXSEM, $0.8 million of cash consideration was held in escrow to secure against certain indemnifiable events in connection with the acquisition of AXSEM. The escrow amount is included in cash flows from investing activities on the Company’s Consolidated Statement of Cash Flows and was accounted for as restricted cash as of December 31, 2015.

Note 18:    Segment Information

As of December 31, 2015, the Company was organized into four operating segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group. See Note 4: “Acquisitions” for additional information with respect to the Company’s recent acquisitions.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group
Automotive ASSPs (1)	CCD Image Sensors (7)	Bipolar Power (8)	Power MOSFETs (10)
Analog Automotive (2)	CMOS Image Sensors (7)	Thyristor (8)	IGBTs (10)
Automotive Power Switching (3)	Linear Light Sensors (7)	Small Signal (8)	Power and Signal Discretes (10)
Automotive Mixed-Signal Solutions (1)	Proximity Sensors (13)	Zener (8)	Intelligent Power Modules (11)
Medical ASICs & ASSPs (1)		Protection (3)	Motor Driver ICs (12)
Mixed-Signal ASICs (1)		Rectifier (8)	Display Drivers (12)
Industrial ASSPs (1)		Filters (3)	ASICs (12)
High Frequency / Timing (4)		MOSFETs (3)	Microcontrollers (12)
IPDs (5)		Signal & Interface (2)	Flash Memory (12)
Foundry and Manufacturing Services (5)		Standard Logic (6)	Touch Sensor (12)
Hearing Components (1)		LDO’s & VREGs (2)	Power Supply IC (12)
DC-DC Conversion (2)		EE Memory and Programmable Analog (9)	Audio DSP (12)
Analog Switches (6)		IGBTs (3)	Audio Tuners (12)
AC-DC Conversion (2)		Smart Passive Sensors (13)	Image Stabilizer ICs (12)
Low Voltage Power Management (2)		PIM (14)	Auto Focus ICs (12)
Power Switching (2)
RF Antenna Tuning Solutions (1)

(1) ASIC products	(8) Discrete products
(2) Analog products	(9) Memory products
(3) TMOS products	(10) HD products
(4) ECL products	(11) IPM products
(5) Foundry products / services	(12) LSI products
(6) Standard logic products	(13) Other sensor products
(7) Image sensor / ASIC products	(14) PIM products

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment revenues and gross profit.

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

Revenues and gross profit for the Company’s reportable segments for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For year ended December 31, 2015:
Revenues from external customers	$1,056.5	$717.3	$1,215.1	$506.9	$3,495.8
Segment gross profit	462.6	232.4	415.9	98.1	1,209.0
For year ended December 31, 2014:
Revenues from external customers	$1,070.4	$306.1	$1,210.4	$574.9	$3,161.8
Segment gross profit	476.2	91.3	432.2	118.6	1,118.3
For year ended December 31, 2013:
Revenues from external customers	$996.8	$39.5	$1,121.2	$625.2	$2,782.7
Segment gross profit	427.6	24.5	387.9	99.7	939.7

Gross profit shown above and below is exclusive of the amortization of acquisition related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Gross profit for reportable segments	$1,209.0	$1,118.3	$939.7
Less: unallocated manufacturing costs (1)	(15.8)	(33.4)	(10.6)

Consolidated gross profit	$1,193.2	$1,084.9	$929.1

(1) During the third quarter of 2015, the Company began allocating certain manufacturing costs to its segments that were previously included as unallocated manufacturing costs. Comparative information has been recast to conform with the current period presentation.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
United States	$544.3	$497.0	$415.4
United Kingdom	503.2	497.9	400.2
Hong Kong	874.4	975.3	862.4
Japan	281.7	293.1	290.2
Singapore	1,120.7	786.5	700.6
Other	171.5	112.0	113.9

	$3,495.8	$3,161.8	$2,782.7

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2015	December 31, 2014
United States	$326.2	$308.1
Czech Republic	102.9	113.8
Malaysia	226.5	232.2
Philippines	259.1	197.4
China	111.0	122.2
Other	248.4	230.2

	$1,274.1	$1,203.9

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

Note 19:    Supplementary Financial Information - Selected Quarterly Financial Data (Unaudited)

Revised consolidated unaudited quarterly financial information for 2015 and 2014 is as follows (in millions, except per share data):

	Quarter ended 2015
	April 3	July 3	October 2	December 31
Revenues	$870.8	$880.5	$904.2	$840.3
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	300.4	304.4	308.5	279.9
Net income attributable to ON Semiconductor Corporation (1)	55.1	50.7	46.3	54.1
Diluted net income per common share attributable to ON Semiconductor Corporation	0.13	0.12	0.11	0.13

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Quarter ended 2014
	March 28	June 27	September 26	December 31
Revenues	$706.5	$757.6	$833.5	$864.2
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	248.2	278.1	280.9	277.7
Net income (loss) attributable to ON Semiconductor Corporation (1)	55.7	94.1	40.5	(0.6)
Diluted net income per common share attributable to ON Semiconductor Corporation	0.13	0.21	0.09	—

(1) Net income attributable to ON Semiconductor Corporation for the quarters ended December 31, 2015 and December 31, 2014 includes Restructuring, asset impairments and other, net charges of $4.8 million and $10.5 million, respectively. See Note 6: “Restructuring, Asset Impairments and Other, Net” for additional information.

Note 20:    Recent Developments and Subsequent Events

Pending Acquisition of Fairchild

Pursuant to the terms and conditions set forth in the Fairchild Agreement, the Company, through Falcon Operations Sub, Inc., has commenced an offer (the “Offer”) to acquire all of the outstanding shares of Fairchild’s common stock, par value $0.01 per share (the “Shares”), for $20.00 per share in cash, without interest (the “Offer Price”). Following completion of the Offer and subject to the satisfaction or waiver of certain customary conditions set forth in the Fairchild Agreement, including the receipt of certain required regulatory approvals, Falcon Operations Sub, Inc. will be merged with and into Fairchild, with Fairchild surviving as the Company’s wholly-owned subsidiary (the “Merger”).

The Company intends to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt or equity securities and new, fully-committed debt financing. On November 18, 2015, the Company entered into a commitment letter (the “Commitment Letter”) with Deutsche Bank Securities Inc. (“DBSI”), Deutsche Bank AG, New York Branch (“Deutsche Bank”), Bank of America, N.A. (“Bank of America”) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”) pursuant to which Deutsche Bank and Bank of America have committed to provide a $2.4 billion term loan facility (the “Term Loan”) and a $300 million revolving credit facility that may be increased by an additional $200 million (the “Revolver,” together with the provision of the Term Loan and Revolver as set forth in the Commitment Letter, the “Financing”) subject to satisfaction of customary closing conditions. The Term Loan is available to (i) finance the Offer and related Merger pursuant to the Fairchild Agreement, and (ii) pay fees and expenses related to the Merger and the Financing. The Commitment Letter provides, among other matters, for an initial commitment period until August 18, 2016 to effect the Financing, subject to three one-month extensions for regulatory approvals.

The transactions contemplated by the Fairchild Agreement have been unanimously approved by the boards of directors of both companies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A detailed description of the transactions contemplated by the Fairchild Agreement can be found in the 8-K filed by the Company with the SEC on November 18, 2015, the Tender Offer Statement on Schedule TO (including the related tender offer materials, including the offer to purchase, the related letter of transmittal and certain other tender offer documents) filed by the Company with the SEC on December 4, 2015, the Solicitation/ Recommendation Statement on Schedule 14D-9 filed by Fairchild with the SEC with respect to the tender offer on December 4, 2015 and all subsequent amendments and supplements to those documents filed with the SEC by the Company and Fairchild. The Company currently expects the transactions contemplated by the Fairchild Agreement to close late in the second quarter of 2016. Factors, such as the possibility of an intervening offer for Fairchild or our ability to obtain the debt financing we need to consummate the Fairchild Transaction, may affect when and whether the Merger will occur.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions /Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2013	$2.7	$—	$—		$(1.7)	$1.0
Year ended December 31, 2014	1.0	0.5	0.1		—	1.6
Year ended December 31, 2015	1.6	3.7	0.9		—	6.2

Allowance for deferred tax assets
Year ended December 31, 2013	$1,430.6	$38.5	$(161.8)		$(6.0)	$1,301.3
Year ended December 31, 2014	1,301.3	(239.2)	(84.6)	(1)	—	977.5
Year ended December 31, 2015	977.5	(242.5)	0.7		—	735.7

(1) Represents the effects of cumulative translation adjustments. This also includes $15.8 million of additional allowance for deferred tax assets arising from the Aptina acquisition in 2014.