Form 10-Q
period 2016-04-01
ON SEMICONDUCTOR CORP
filed 2016-05-09
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on May 4, 2016:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	414,790,360

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
Commission	The Securities and Exchange Commission
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-Process Research and Development
IPM	Integrated Power Module
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LSI	Large Scale Integration
Motorola	Motorola Inc.
SCI LLC	Semiconductor Components Industries, LLC
SMBC	Sumitomo Mitsui Banking Corporation
Truesense	Truesense Imaging, Inc.
TMOS	T Metal Oxide Semiconductor
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions, except share and per share data)

(unaudited)

	April 1, 2016	December 31, 2015
Assets
Cash and cash equivalents	$619.5	$617.6
Receivables, net	428.2	426.4
Inventories	759.7	750.4
Other current assets	94.3	97.1

Total current assets	1,901.7	1,891.5
Property, plant and equipment, net	1,270.4	1,274.1
Goodwill	270.6	270.6
Intangible assets, net	302.3	325.8
Other assets	110.1	107.6

Total assets	$3,855.1	$3,869.6

Liabilities and Stockholders’ Equity
Accounts payable	$305.9	$337.7
Accrued expenses	245.2	246.2
Deferred income on sales to distributors	112.9	112.0
Current portion of long-term debt (See Note 7)	525.4	543.4

Total current liabilities	1,189.4	1,239.3
Long-term debt (See Note 7)	835.1	850.5
Other long-term liabilities	152.5	147.9

Total liabilities	2,177.0	2,237.7

Commitments and contingencies (See Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 537,690,932 and 534,134,721 shares issued, 414,719,273 and 412,039,805 shares outstanding, respectively)	5.4	5.3
Additional paid-in capital	3,437.0	3,420.3
Accumulated other comprehensive loss	(41.3)	(42.3)
Accumulated deficit	(673.4)	(709.4)
Less: Treasury stock, at cost: 122,971,659 and 122,094,916 shares, respectively	(1,073.7)	(1,065.7)

Total ON Semiconductor Corporation stockholders’ equity	1,654.0	1,608.2
Non-controlling interest in consolidated subsidiary	24.1	23.7

Total stockholders’ equity	1,678.1	1,631.9

Total liabilities and equity	$3,855.1	$3,869.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	April 1, 2016	April 3, 2015
Revenues	$817.2	$870.8
Cost of revenues (exclusive of amortization shown below)	541.7	570.4

Gross profit	275.5	300.4
Operating expenses:
Research and development	98.0	100.4
Selling and marketing	49.2	53.3
General and administrative	44.5	46.7
Amortization of acquisition-related intangible assets	23.7	33.9
Restructuring, asset impairments and other, net	1.7	(2.3)

Total operating expenses	217.1	232.0

Operating income	58.4	68.4

Other (expense) income, net:
Interest expense	(15.6)	(9.2)
Interest income	0.3	0.3
Other	(1.4)	3.7

Other (expense) income, net	(16.7)	(5.2)

Income before income taxes	41.7	63.2
Income tax provision	(5.3)	(7.4)

Net income	36.4	55.8
Less: Net income attributable to non-controlling interest	(0.4)	(0.7)

Net income attributable to ON Semiconductor Corporation	$36.0	$55.1

Comprehensive income (loss), net of tax:
Net income	$36.4	$55.8

Foreign currency translation adjustments	0.9	—
Effects of cash flow hedges	0.1	(0.2)
Effects of available-for-sale securities	—	(4.1)

Other comprehensive (loss) income, net of tax of $0.0 million	1.0	(4.3)

Comprehensive income	37.4	51.5
Comprehensive income attributable to non-controlling interest	(0.4)	(0.7)

Comprehensive income attributable to ON Semiconductor Corporation	$37.0	$50.8

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.09	$0.13

Diluted	$0.09	$0.13

Weighted-average common shares outstanding:
Basic	412.6	431.4

Diluted	415.5	439.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	April 1, 2016	April 3, 2015
Cash flows from operating activities:
Net income	$36.4	$55.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.7	90.2
Gain on sale or disposal of fixed assets	(0.1)	(4.0)
Amortization of debt issuance costs	1.0	0.3
Write-down of excess inventories	17.9	17.7
Non-cash share-based compensation expense	11.6	11.3
Non-cash interest	6.5	1.8
Change in deferred taxes	1.1	(0.4)
Other	1.5	(3.0)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	0.5	(36.9)
Inventories	(27.0)	(34.7)
Other assets	(2.0)	3.9
Accounts payable	(5.5)	(6.1)
Accrued expenses	(8.9)	(5.4)
Deferred income on sales to distributors	0.9	(9.1)
Other long-term liabilities	0.3	2.1

Net cash provided by operating activities	114.9	83.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(72.9)	(64.8)
Proceeds from sales of property, plant and equipment	0.3	9.4
Deposits utilized for purchases of property, plant and equipment	1.8	—
Purchase of businesses, net of cash acquired	—	(2.9)
Proceeds from sale of available-for-sale securities	—	3.4
Proceeds from sale of held-to-maturity securities	—	1.5
Purchases of held-to-maturity securities	—	(0.8)

Net cash used in investing activities	(70.8)	(54.2)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	3.6	3.8
Proceeds from exercise of stock options	1.6	21.4
Payments of tax withholding for restricted shares	(8.0)	(11.2)
Repurchase of common stock	—	(95.0)
Proceeds from debt issuance	4.5	6.5
Payments of debt issuance and other financing costs	(1.2)	—
Repayment of long-term debt	(38.4)	(30.5)
Payment of capital lease obligations	(6.6)	(8.2)

Net cash used in financing activities	(44.5)	(113.2)

Effect of exchange rate changes on cash and cash equivalents	2.3	0.3

Net increase (decrease) in cash and cash equivalents	1.9	(83.6)
Cash and cash equivalents, beginning of period	617.6	511.7

Cash and cash equivalents, end of period	$619.5	$428.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2016 ending on April 1, 2016, and each fiscal year ending on December 31. The three months ended April 1, 2016 and April 3, 2015 contained 92 and 93 days, respectively. As of April 1, 2016, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Additional details on the Company’s reportable segments are included in Note 15: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter ended April 1, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on February 24, 2016 (“2015 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary, which provides for a proposed acquisition of Fairchild by the Company (the “Fairchild Transaction”). See Note 3: “Acquisitions” and Note 16: “Recent Developments and Subsequent Events” for additional information.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 2:    Recent Accounting Pronouncements

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended April 1, 2016.

ASU No. 2016-02 - “Leases” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended April 1, 2016.

ASU No. 2015-17 - “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)

In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company previously elected early adoption as of the interim period beginning October 3, 2015, effective for the annual period ended December 31, 2015, and has selected the prospective application. Prior periods have not been retrospectively adjusted.

ASU No. 2015-11 - “Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended April 1, 2016.

ASU 2015-05 - “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. If a cloud computing arrangement includes the transfer of a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. The Company adopted ASU 2015-05 as of the quarter ended April 1, 2016 and selected the prospective application. There was no material impact to the financial statements.

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

The Company previously elected early adoption of ASU 2015-03 as of the year ended December 31, 2015, applicable to debt issuance costs related to its convertible notes, and has retrospectively adjusted certain prior year amounts to reflect the effects of applying the new guidance. Pursuant to ASU 2015-15, debt issuance costs relating to the Company’s revolving credit facility have been deferred and are included in other assets on the Company’s Consolidated Balance Sheet. See Note 7: “Long-Term Debt” for additional information with respect to the Company’s debt issuance costs.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), ASU No. 2015-14 - “Deferral of the Effective Date” (“ASU 2015-14”), ASU No. 2016-08 - “Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations” (“ASU 2016-08”) and ASU No. 2016-10 - “Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing” (“ASU 2016-10”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. The effective date and transition requirements for ASU 2016-08 and ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. For additional information with respect to the Company’s critical accounting policies, see Note 2: “Significant Accounting Policies” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2015 Form 10-K. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08 and ASU 2016-10, the Company will no longer be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is currently evaluating the impact that the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08 and ASU 2016-10 may have on its consolidated financial statements and has not elected a transition method as of the quarter ended April 1, 2016.

Note 3:    Acquisitions

Acquisition of Fairchild

On November 18, 2015, the Company entered into the Fairchild Agreement, which provides for a proposed acquisition of Fairchild by the Company. The total transaction value is expected to be approximately $2.4 billion. The Company intends to finance the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of debt, and fully-committed debt financing. See Note 16: “Recent Developments and Subsequent Events” for additional information regarding the pending acquisition and related financing.

Acquisition of AXSEM

On July 15, 2015 (the “Acquisition Date”), the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of the Acquisition Date. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. Pursuant to the terms of the Share Purchase Agreement between the Company and the sellers of AXSEM, $0.8 million of cash consideration was held in escrow and is included on the Company’s Consolidated Balance Sheet as of April 1, 2016 to secure against certain indemnifiable events in connection with the acquisition of AXSEM.

AXSEM is incorporated into the Company’s Application Product Group for reporting purposes. The acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market.

The estimated Earn-out fair value of $5.0 million, measured at Level 3, was included in non-current liabilities on the Company’s Consolidated Balance Sheet as of April 1, 2016. See Note 11: “Fair Value Measurements” for additional information.

The allocation of $13.0 million of acquired net assets is included in the Company’s balance sheet as of the Acquisition Date was finalized during the fourth quarter of 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segment as of April 1, 2016 and December 31, 2015 (in millions):

	Balance as of April 1, 2016			Balance as of December 31, 2015
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:

Application Products Group	$546.7	$(418.9)	$127.8	$546.7	$(418.9)	$127.8

Image Sensor Group	95.4	—	95.4	95.4	—	95.4

Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$718.1	$(447.5)	$270.6	$718.1	$(447.5)	$270.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events through April 1, 2016 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

Intangible Assets

Intangible assets, net, were as follows as of April 1, 2016 and December 31, 2015 (in millions):

	April 1, 2016
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.8)	$—	$(0.4)	$2.7

Customer relationships	426.2	(226.1)	(27.7)	(23.7)	148.7

Patents	43.7	(24.2)	—	(13.7)	5.8

Developed technology	269.4	(163.0)	—	(2.6)	103.8

Trademarks	16.3	(10.1)	—	(1.1)	5.1

Backlog	0.3	(0.3)	—	—	—

IPRD	40.0	—	—	(3.8)	36.2

Total intangibles	$809.8	$(434.5)	$(27.7)	$(45.3)	$302.3

	December 31, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value

Intellectual property	$13.9	$(10.6)	$—	$(0.4)	$2.9

Customer relationships	426.2	(214.2)	(27.9)	(23.7)	160.4

Patents	43.7	(23.6)	—	(13.7)	6.4

Developed technology	268.0	(152.2)	—	(2.6)	113.2

Trademarks	16.3	(9.9)	—	(1.1)	5.3

Backlog	0.3	(0.3)	—	—	—

IPRD	41.4	—	—	(3.8)	37.6

Total intangibles	$809.8	$(410.8)	$(27.9)	$(45.3)	$325.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

During the quarter ended April 1, 2016, the Company completed certain of its IPRD projects, resulting in the reclassification of $1.4 million to developed technology.

Amortization expense for acquisition-related intangible assets amounted to $23.7 million and $33.9 million for the quarters ended April 1, 2016 and April 3, 2015, respectively. Amortization expense for intangible assets, with the exception of the $36.2 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for each of the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2016	$68.2
2017	63.0
2018	41.5
2019	34.2
2020	22.3
Thereafter	36.9

Total estimated amortization expense	$266.1

Note 5:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended April 1, 2016 is as follows (in millions):

Restructuring
Quarter ended April 1, 2016
System Solutions Group voluntary workforce reduction	$0.8
Manufacturing relocation	0.3
General workforce reductions	0.3
Other (1)	0.3

Total	$1.7

(1) Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2015 to April 1, 2016 are summarized as follows (in millions):

	Balance as of December 31, 2015	Charges	Usage	Balance as of April 1, 2016

Estimated employee separation charges	$5.3	$1.5	$(2.8)	$4.0

Estimated costs to exit	0.5	0.2	(0.2)	0.5

Total	$5.8	$1.7	$(3.0)	$4.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Activity related to the Company’s restructuring programs that were either initiated during 2016 or had not been completed as of April 1, 2016, is as follows:

System Solutions Group Voluntary Workforce Reduction

During March 2016, the Company announced a voluntary resignation program for the System Solutions Group. A total of 73 employees volunteered, and 68 signed employee separation agreements as of the end of the quarter. The total expense of the plan is expected to be approximately $4.4 million. The expense for the quarter ended April 1, 2016 was $0.8 million and the accrued balance as of April 1, 2016 was $0.8 million. A majority of the employees are expected to exit by the end of the second quarter of 2016.

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. The transition will occur through 2017. Approximately 160 employees will be impacted by the relocation. The total expense consisting of retention and severance is expected to be approximately $5.7 million. The expense for the quarter ended April 1, 2016 was $0.3 million and the accrued balance as of April 1, 2016 was $0.3 million. A majority of the employees are expected to exit during the second half of 2017.

General Workforce Reductions

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. The Company had previously notified 150 employees of their employment termination, the majority of which have exited as of April 1, 2016, with the remaining employees expected to exit during the second quarter of 2016. The total expense of this program incurred to date is $5.1 million, with no additional expenses expected. The expense for the quarter ended April 1, 2016 was $0.3 million. The Company paid $0.9 million during the quarter ended April 1, 2016 and has an accrued balance of $0.3 million as of April 1, 2016.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions were eliminated. There were no charges incurred during the quarter ended April 1, 2016. The total expense of this program incurred to date is $3.5 million, with no additional expenses expected. During the quarter ended April 1, 2016, $1.5 million was paid out to the employees. The remaining employees are expected to exit during the second half of 2016. As of April 1, 2016, there was a $1.7 million accrued liability associated with employee separation charges for the European customer marketing organization move.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of April 1, 2016 and December 31, 2015 consist of the following (dollars in millions):

	April 1, 2016	December 31, 2015
Receivables, net:
Accounts receivable	$435.9	$432.6
Less: Allowance for doubtful accounts	(7.7)	(6.2)

	$428.2	$426.4

Inventories:
Raw materials	$75.1	$79.3
Work in process	468.0	457.8
Finished goods	216.6	213.3

	$759.7	$750.4

Property, plant and equipment, net:
Land	$47.0	$46.2
Buildings	519.3	513.6
Machinery and equipment	2,366.6	2,327.5

Total property, plant and equipment	2,932.9	2,887.3
Less: Accumulated depreciation	(1,662.5)	(1,613.2)

	$1,270.4	$1,274.1

Accrued expenses:
Accrued payroll	$92.3	$95.1
Sales related reserves	61.6	69.9
Acquisition consideration payable to seller	19.6	19.6
Other	71.7	61.6

	$245.2	$246.2

(1) Included in other current assets are $0.3 million of property, plant and equipment which are held-for-sale as of December 31, 2015.

Warranty Reserves

Activity related to the Company’s warranty reserves for the quarters ended April 1, 2016 and April 3, 2015 is as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Beginning Balance	$5.3	$5.5
Provision	0.8	0.1
Usage	(0.6)	(0.4)

Ending Balance	$5.5	$5.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 1, 2016, the total accrued pension liability for underfunded plans was $92.3 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2015, the total accrued pension liability for underfunded plans was $87.2 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters ended April 1, 2016 and April 3, 2015 are as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Service cost	$2.2	$2.2
Interest cost	1.1	1.0
Expected return on plan assets	(1.0)	(0.9)

Total net periodic pension cost	$2.3	$2.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	April 1, 2016	December 31, 2015
Senior Revolving Credit Facility due 2020	$—	$—
1.00% Notes (1)	690.0	690.0

2.625% Notes, Series B (2)	356.9	356.9

Note payable to SMBC due 2016 through 2018, interest payable quarterly at 2.38% and 2.36%, respectively (3)	179.3	198.2

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.35%, respectively (4)	42.2	50.0

Philippine term loans due 2016 through 2020, interest payable at 2.62% and 2.32%, respectively (7)	50.0	50.0

Loan with Singapore bank, interest payable weekly at 1.68% and 1.67%, respectively (6)(11)	30.0	30.0

Loan with Hong Kong bank, interest payable weekly at 1.68% and 1.67%, respectively (6)(11)	25.0	25.0

Malaysia revolving line of credit, interest payable quarterly at 2.08% and 2.05%, respectively (7)(11)	22.0	25.0

Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.10% and 1.89%, respectively (7)(11)	18.8	20.8

Loan with Philippine bank due 2016 through 2019, interest payable quarterly at an average rate of 2.91% and 2.70%, respectively (5)	17.7	18.8

Canada revolving line of credit, interest payable quarterly at 2.24% and 2.01%, respectively (7)(11)	15.0	15.0

Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (7)	4.2	4.2

Canada equipment financing payable monthly through 2017 at 3.81% (8)	1.9	2.4

U.S. equipment financing payable monthly through 2016 at 2.40% (8)	0.9	1.3

Capital lease obligations	21.3	28.2

Gross long-term debt, including current maturities	1,475.2	1,515.8

Less: Debt discount (9)	(101.0)	(107.5)

Less: Debt issuance costs (10)	(13.7)	(14.4)

Net long-term debt, including current maturities	1,360.5	1,393.9

Less: Current maturities	(525.4)	(543.4)

Net long-term debt	$835.1	$850.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)

Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016. The notes can be converted at any time on or after June 15, 2016.

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(5)	$17.7 million and $18.8 million collateralized by equipment as of April 1, 2016 and December 31, 2015, respectively.
(6)	Debt arrangement collateralized by accounts receivable.
(7)	Non-collateralized debt arrangement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(8)	Debt arrangement collateralized by equipment.
(9)

Discount of $95.5 million and $100.2 million for the 1.00% Notes as of April 1, 2016 and December 31, 2015 and $5.5 million and $7.3 million for the 2.625% Notes, Series B as of April 1, 2016 and December 31, 2015, respectively.

(10)

Debt issuance costs of $13.3 million and $13.9 million for the 1.00% Notes as of April 1, 2016 and December 31, 2015, respectively and $0.4 million and $0.5 million for the 2.625% Notes, Series B as of April 1, 2016 and December 31, 2015, respectively.

(11)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s long-term debt as of April 1, 2016 are as follows (in millions):

Period	Expected Maturities
Remainder of 2016	$510.5
2017	69.2
2018	148.2
2019	47.6
2020	699.7
Thereafter	—

Total	$1,475.2

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2015 Form 10-K.

Fairchild Transaction Financing

Subsequent to April 1, 2016, in connection with the Fairchild Transaction, the Company entered into two new financing arrangements to secure capital for the purchase consideration of Fairchild among certain other items.

On April 15, 2016, the Company borrowed $2.2 billion under a variable rate term loan facility in connection with the Fairchild Transaction, with the proceeds deposited into escrow accounts pending the closing of the acquisition. See Note 16: “Recent Developments and Subsequent Events” for additional information regarding the Fairchild Transaction and related financing arrangements.

The Company capitalized $3.1 million of debt issuance costs, which are included in other assets on the Company’s Consolidated Balance Sheet as of April 1, 2016, associated with the Fairchild Transaction financing arrangements for costs incurred on debt that was not yet issued as of April 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	April 1, 2016	April 3, 2015
Net income attributable to ON Semiconductor Corporation	$36.0	$55.1

Basic weighted average common shares outstanding	412.6	431.4
Dilutive effect of share-based awards	2.9	5.7
Dilutive effect of Convertible Notes	—	2.8

Diluted weighted average common shares outstanding	415.5	439.9

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.09	$0.13

Diluted	$0.09	$0.13

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 4.9 million and 1.0 million for the quarters ended April 1, 2016 and April 3, 2015, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes when the stock price is above $18.50 per share. See Note 8: “Long-Term Debt” of the notes to the Company’s audited Consolidated Financial Statements included in Part IV, Item 15 of the 2015 Form 10-K for a discussion of the conversion prices and other features of the 2.625% Notes, Series B and the 1.00% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	Quarter Ended
	April 1, 2016	April 3, 2015

Number of repurchased shares (1)	—	8.6

Aggregate purchase price	$—	$97.0
Less: ending accrued share repurchases (2)	—	(2.0)

Total cash used for share repurchases	$—	$95.0

Weighted-average purchase price per share (3)	$—	$11.20
Available for future purchases at period end	$628.2	$879.2

(1)	None of these shares had been reissued or retired as of April 1, 2016, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(3)	Exclusive of fees, commissions and other expenses.

There were no repurchases of the Company’s common stock under our share repurchase program during the quarter ended April 1, 2016 as the Company focuses on building up cash reserves ahead of the Fairchild Transaction.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter ended April 1, 2016 was $8.0 million, for which the Company withheld 0.9 million shares of common stock, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of April 1, 2016; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2015, the non-controlling interest balance was $23.7 million. This balance increased to $24.1 million as of April 1, 2016, resulting from the non-controlling interest’s $0.4 million share of the earnings for the quarter ended April 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance was $21.6 million as of April 3, 2015 due to the non-controlling interest’s $0.7 million share of the earnings for the quarter ended April 3, 2015.

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters ended April 1, 2016 and April 3, 2015 was comprised as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Cost of revenues	$1.9	$1.9
Research and development	2.5	2.3
Selling and marketing	2.1	2.2
General and administrative	5.1	4.9

Share-based compensation expense before income taxes	$11.6	$11.3

Related income tax benefits (1)	—	—

Share-based compensation expense, net of taxes	$11.6	$11.3

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

As of April 1, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $0.4 million, which is expected to be recognized over a weighted-average period of 7 months. As of April 1, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $85.0 million, which is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of stock options exercised during the quarter ended April 1, 2016 was $0.5 million. The Company recorded cash received from the exercise of stock options of $1.6 million during the quarter ended April 1, 2016. The Company recorded no related income tax benefits during the quarter ended April 1, 2016.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% and 11% during the quarters ended April 1, 2016 and April 3, 2015, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% and 5% during the quarters ended April 1, 2016 and April 3, 2015, respectively.

Shares Available

As of December 31, 2015, there was an aggregate of 28.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 6.7 million shares available for issuance under the ESPP. As of April 1, 2016, there was an aggregate of 21.0 million shares of common stock available for grant under the Amended and Restated SIP and 6.3 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Options

Summarized stock option information for the quarter ended April 1, 2016 is as follows (in millions, except per share and contractual term data):

	Quarter Ended April 1, 2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2015	5.2	$7.85
Granted	—	—
Exercised	(0.2)	6.76
Canceled	—	—

Outstanding at April 1, 2016	5.0	$7.90	2.20	$9.3

Exercisable at April 1, 2016	4.7	$8.00	2.11	$8.3

Additional information with respect to stock options outstanding as of April 1, 2016, with exercise prices less than or above $9.70 per share, the closing price of the Company’s common stock at April 1, 2016, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $9.70	4.2	$7.72	0.3	$6.27	4.5	$7.63
Above $9.70	0.5	$10.52	—	$—	0.5	$10.52

Total outstanding	4.7	$8.00	0.3	$6.27	5.0	$7.90

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of April 1, 2016 and changes during the quarter ended April 1, 2016 (number of shares in millions):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2015	8.5	$10.52
Granted	5.0	9.02
Released	(2.9)	9.63
Forfeited	(0.1)	10.27

Non-vested shares underlying restricted stock units at April 1, 2016	10.5	$10.06

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of April 1, 2016 (in millions):

Remainder of 2016	$17.3
2017	18.1
2018	13.0
2019	10.1
2020	7.5
Thereafter	25.5

Total	$91.5

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 1, 2016, the Company’s senior revolving credit facility included $15.0 million of availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under the senior revolving credit facility as of April 1, 2016. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.0 million as of April 1, 2016.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $156.7 million as of April 1, 2016. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $179.3 million as of April 1, 2016. See Note 7: “Long-Term Debt” for additional information.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. The Company maintains directors’ and officers’ insurance, which should enable it to recover a portion of any future amounts paid. On February 19, 2016, the Board of Directors of the Company approved a form of indemnification agreement (the “Indemnification Agreement”) and authorized the Company to enter into an indemnification agreement in substantially the form of the Indemnification Agreement with each of its directors and executive officers (each, an “Indemnitee”). The Indemnification Agreement clarifies and supplements the indemnification rights and obligations of the Indemnitee and Company already included in the Company’s Certificate of Incorporation and Bylaws. Under the terms of the Indemnification Agreement, subject to certain exceptions specified in the Indemnification Agreement, the Company will indemnify the Indemnitee to the fullest extent permitted by Delaware law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings as a result of the Indemnitee’s service as a director or officer. The Company will also, subject to certain exceptions and repayment conditions, advance to the Indemnitee specified indemnifiable expenses incurred in connection with such claims or proceedings.

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

On December 14, 2015, the Company was named as a defendant in a shareholder class action lawsuit filed in state court in Delaware against the Company, Falcon Operations Sub, Inc., an ON Semiconductor subsidiary (“Merger Sub”), Fairchild and certain directors of Fairchild with respect to the merger agreement entered into between our Merger Sub and Fairchild in November 2015, by which the Company commenced a tender offer to acquire all of the outstanding shares of Fairchild. The lawsuit alleges breach of duty by the individual defendants and aiding and abetting by the Company and the Merger Sub and has been docketed in the Court of Chancery of the State of Delaware (“District Court”) as Woo v. Fairchild Semiconductor International, Inc. et al, Case # 11798VCL. In March 2016, the plaintiff amended the complaint to allege that Fairchild’s failure to accept the proposal from a third party constituted a breach of fiduciary duty and that certain disclosures filed on Form 14D-9 were misleading or inaccurate. As relief, the amended complaint continues to seek, among other things, an injunction against the tender offer and the merger that are part of the Fairchild Transaction, an accounting for damages, and an award of attorneys’ fees and costs. The Company believes that the claim against it is without merit and intends to defend the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of this matter will be favorable for it.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2016 and December 31, 2015 is as follows (in millions):

		Fair Value Measurements as of April 1, 2016
Description	Balance as of April 1, 2016	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$18.1	$18.1	$—	$—
Money market funds	33.2	33.2	—	—

Liabilities:
Foreign currency exchange contracts	$0.1	$—	$0.1	$—
Contingent consideration (See Note 3)	5.0	—	—	5.0

		Fair Value Measurements as of December 31, 2015
Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$9.5	$9.5	$—	$—
Money market funds	33.2	33.2	—	—

Liabilities:
Designated cash flow hedges	$0.2	$—	$0.2	$—
Foreign currency exchange contracts	0.1	—	0.1	—
Contingent consideration (See Note 3)	5.0	—	—	5.0

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of April 1, 2016 and December 31, 2015 are as follows (in millions):

	April 1, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$932.2	$1,004.4	$925.0	$1,041.9
Long-term debt	$362.0	$361.7	$386.9	$386.6

The fair value of the Company’s 2.625% Notes, Series B and the 1.00% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of April 1, 2016 and December 31, 2015.

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

As of April 1, 2016 and December 31, 2015, the Company’s cost method investments had a carrying value of $12.7 million and $12.3 million, respectively.

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

As of April 1, 2016 and December 31, 2015, the Company had net outstanding foreign exchange contracts with notional amounts of $88.1 million and $89.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of April 1, 2016 and December 31, 2015 (in millions):

	April 1, 2016		December 31, 2015
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(25.7)	$25.7	$(17.5)	$17.5
Japanese Yen	(19.2)	19.2	(30.0)	30.0
Malaysian Ringgit	7.1	7.1	7.1	7.1
Philippine Peso	15.7	15.7	13.7	13.7
Other Currencies - Buy	11.8	11.8	17.1	17.1
Other Currencies - Sell	(8.6)	8.6	(4.4)	4.4

	$(18.9)	$88.1	$(14.0)	$89.8

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of April 1, 2016, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended April 1, 2016 and April 3, 2015, realized and unrealized foreign currency transactions totaled a $1.0 million loss and a $0.1 million gain, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The Company did not have outstanding derivatives designated as cash flow hedges as of April 1, 2016.

For the quarters ended April 1, 2016 and April 3, 2015, the Company recorded a net loss of $0.2 million and $1.8 million, respectively, associated with cash flow hedges recognized as a component of cost of revenues.

Note 13:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the three months ended April 1, 2016 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2015	$(42.2)	$(0.1)	$(42.3)

Other comprehensive income (loss) prior to reclassifications	0.9	0.3	1.2
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)

Net current period other comprehensive income (loss)	0.9	0.1	1.0

Balance as of April 1, 2016	$(41.3)	$—	$(41.3)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarters ended April 1, 2016 and April 3, 2015, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended
	April 1, 2016	April 3, 2015	Affected Line Item Where Net Income is Presented

Effects of cash flow hedges	$0.2	$(1.8)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	—	(3.4)	Other income and expense

Total reclassifications	$0.2	$(5.2)

Included in accumulated other comprehensive loss as of April 1, 2016 is $11.8 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the appropriate accounting standards.

Note 14:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$72.3	$98.6
Equipment acquired or refinanced through capital leases	$—	$0.6
Cash (received) paid for:
Interest income	$(0.3)	$(0.3)
Interest expense	$4.9	$5.7
Income taxes	$5.4	$5.4

Note 15:    Segment Information

As of April 1, 2016, the Company was organized into four reportable segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues and gross profit for the Company’s reportable segments for the quarters ended April 1, 2016 and April 3, 2015 are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For the quarter ended April 1, 2016:
Revenues from external customers	$250.5	$168.2	$284.9	$113.6	$817.2
Segment gross profit	$103.8	$61.1	$99.6	$18.2	$282.7
For the quarter ended April 3, 2015:
Revenues from external customers	$264.3	$170.5	$303.2	$132.8	$870.8
Segment gross profit	$117.3	$49.5	$112.1	$25.2	$304.1

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Gross profit for reportable segments	$282.7	$304.1
Less: unallocated manufacturing costs(1)	(7.2)	(3.7)

Consolidated Gross profit	$275.5	$300.4

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
United States	$140.8	$131.8
Japan	84.4	62.6
Hong Kong	178.0	191.2
Singapore	246.4	316.3
United Kingdom	134.1	129.7
Other	33.5	39.2

	$817.2	$870.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	April 1, 2016	December 31, 2015
United States	$324.9	$326.2
Czech Republic	100.5	102.9
Malaysia	225.6	226.5
Philippines	256.4	259.1
China	107.1	111.0
Other	255.9	248.4

	$1,270.4	$1,274.1

For the quarters ended April 1, 2016 and April 3, 2015, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

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

A detailed description of the transactions contemplated by the Fairchild Agreement can be found in the 8-K filed by the Company with the SEC on November 18, 2015, the Tender Offer Statement on Schedule TO (including the related tender offer materials, including the offer to purchase, the related letter of transmittal and certain other tender offer documents) filed by the Company with the SEC on December 4, 2015, the Solicitation/ Recommendation Statement on Schedule 14D-9 filed by Fairchild with the SEC with respect to the tender offer on December 4, 2015 and all subsequent amendments and supplements to those documents filed with the SEC by the Company and Fairchild. The Company currently expects the transactions contemplated by the Fairchild Agreement to close late in the second quarter of 2016. Factors, such as the possibility of an intervening offer for Fairchild or regulatory approvals, may affect when and whether the Merger will occur.

Fairchild Transaction Financing

Subsequent to April 1, 2016, on April 15, 2016, the Company entered into (a) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and (b) a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners (the “Lead Arrangers”), Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents. Subject to the terms and conditions of the New Credit Agreement, on April 15, 2016, the Company borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility (the “Gross Proceeds”).

Use of Proceeds

On April 15, 2016, the Gross Proceeds were deposited into escrow accounts pursuant to the terms of the Escrow Agreement (as defined below) and, upon release from escrow in accordance with the terms of the Escrow Agreement, will be available: (i) to pay, directly or indirectly, the purchase price of the Company’s previously announced Fairchild Transaction; (ii) to refinance, repay or terminate, including discharging and releasing all security and guaranties in respect of, all of the Company’s and Fairchild’s and its subsidiaries’ existing third party indebtedness for borrowed money (including, but not limited to, the Amended and Restated Credit Agreement, dated as of October 10, 2013, among SCI LLC, as borrower, the Company, the Administrative Agent and the several banks and other financial institutions from time to time party thereto (the “Senior Revolving Credit Facility”) (the “Refinancing”) other than the indebtedness permitted to remain outstanding under the Fairchild Agreement and the New Credit Agreement, including, but not limited to (a) indebtedness incurred under the New Credit Agreement, (b) certain ordinary course capital leases, purchase money indebtedness, equipment financings, letters of credit and surety bonds, (c) indebtedness incurred pursuant to any current and noncurrent “Long-term debt” identified in the Company’s consolidated financial statements, including the 1.00% Notes and 2.625% Notes, Series B, and (d) other indebtedness, if any, to be agreed upon by the Company and the Lead Arrangers; (iii) to pay related transaction fees and expenses; and (iv) to pay interest on the Gross Proceeds to the extent required in the event of an event of default under the New Credit Agreement during the escrow period. The proceeds of any borrowings under the Term Loan “B” Facility incurred after the closing date of the Fairchild Transaction will be available for general corporate purposes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The proceeds of any borrowings under the Revolving Credit Facility made on the closing date of the Fairchild Transaction will be available (i) to fund the purchase price of the Fairchild Transaction and the related transaction fees and expenses in an aggregate amount not to exceed $200 million; (ii) to finance the Refinancing; and (iii) to backstop or replace or cash collateralized letters of credit outstanding under facilities no longer available to the Company or its subsidiaries. The proceeds of any borrowings under the Revolving Credit Facility made after the closing date of the Fairchild Transaction will be available for working capital, capital expenditures and other general corporate purposes of the Company and its Restricted Subsidiaries (as defined in the New Credit Agreement), including the financing of permitted acquisitions and other permitted investments.

Interest Rates

All borrowings under the New Credit Agreement may, at the Company’s option, be incurred as either eurocurrency loans (“Eurocurrency Loans”) or alternate base rate loans (“ABR Loans”).

Eurocurrency Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the Adjusted LIBO Rate (as defined in the New Credit Agreement) plus (b) an applicable margin equal to (i) 4.00% with respect to borrowings under the Revolving Credit Facility or (ii) 4.50% with respect to borrowings under the Term Loan “B” Facility.

ABR Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%, (ii) the prime commercial lending rate announced by Deutsche Bank AG, New York Branch, from time to time as its prime lending rate and (iii) the Adjusted LIBO Rate for a one month interest period (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined in the New Credit Agreement), subject to the interest rate floors set forth in the New Credit Agreement plus (b) an applicable margin equal to (i) 3.00% with respect to borrowings under the Revolving Credit Facility or (ii) 3.50% with respect to borrowings under the Term Loan “B” Facility.

After the completion of the Company’s first full fiscal quarter occurring six months after the closing date of the Fairchild Transaction, the applicable margin for borrowings under the Revolving Credit Facility may be decreased if the Company’s consolidated net leverage ratio decreases.

Maturity Dates

The Revolving Credit Facility matures on the five year anniversary of the closing of the Fairchild Transaction. The Term Loan “B” Facility matures on March 31, 2023.

Mandatory Prepayments

Following the closing date of the Fairchild Transaction, amounts outstanding under the New Credit Agreement will be subject to mandatory prepayments, subject to customary exceptions, (i) from the net cash proceeds to the Company or any Restricted Subsidiary from the incurrence or issuance of additional debt prohibited by the terms of the New Credit Agreement, (ii) from the net cash proceeds to the Company or any Restricted Subsidiary from certain asset sales or recovery events and (iii) from a percentage of the net amount of (a) Excess Cash Flow (as defined in the New Credit Agreement) to the Company minus (b) the amount of voluntary prepayments and Dutch auction purchases made by the Company.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Certain Covenants and Events of Default

The New Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. Certain of the affirmative and negative covenants will not apply until the closing date of the Fairchild Transaction. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The New Credit Agreement contains two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the New Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of (a) 4.50 to 1.00 for any period ending on or prior to September 30, 2017 and (b) 4.00 to 1.00 for each fiscal quarter thereafter; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of (a) 4.50 to 1.00 for any period ending on or prior to September 30, 2017 and (b) 5.00 to 1.00 for each fiscal quarter thereafter. The New Credit Agreement includes customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. Certain of the events of default will not apply until the closing date of the Fairchild Transaction. The occurrence of an event of default could result in the acceleration of the obligations under the New Credit Agreement and cross-default other indebtedness of the Company.

Guarantee and Collateral Agreement

On April 15, 2016, the Company entered into a Guarantee and Collateral Agreement with the other signatories thereto, as grantors, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent under the New Credit Agreement, pursuant to which the Company’s obligations under the New Credit Agreement are guaranteed by certain of the domestic subsidiaries of the Company and are secured by a pledge of substantially all of the assets of the guarantors including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions.

Escrow Agreement

On April 15, 2016, the Company entered into an Escrow Agreement (the “Escrow Agreement”) with MUFG Union Bank, N.A., as escrow agent (the “Escrow Agent”), and Deutsche Bank AG New York Branch, as administrative agent and collateral agent. Concurrently with the execution of the Escrow Agreement and the borrowings under the Term Loan “B” Facility on April 15, 2016, the Escrow Agent established escrow accounts in which Deutsche Bank AG New York Branch, as administrative agent, deposited (1) the Gross Proceeds, net of original issue discount, and (2) an amount equal to the regularly accruing interest on the Gross Proceeds for (a) the period from April 15, 2016 until May 1, 2016, accruing interest as Eurocurrency Loans, and (b) the next three one-month interest periods thereafter accruing interest as Eurocurrency Loans, assuming that the full amount of the Gross Proceeds outstanding on such date remains outstanding throughout such periods.

Pursuant to the Escrow Agreement, Deutsche Bank AG New York Branch, as collateral agent, has a perfected first-priority security interest in the escrow accounts on behalf of the lenders party to the New Credit Agreement. Funds in the escrow accounts will only be released upon satisfaction of certain conditions described in the Escrow Agreement, including consummation of the Fairchild Transaction and the Refinancing on or prior to November 18, 2016 (the “Acquisition Deadline”). If such conditions are not satisfied on or prior to the Acquisition Deadline, the Escrow Agent will release the funds to the administrative agent for repayment of the Gross Proceeds, any accrued interest and any fees in connection therewith. Prior to the Acquisition Deadline, funds in the escrow accounts may also be released in the event of a payment default under the New Credit Agreement, in which case the amount released shall be limited to the amount required to cure the default.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Senior Revolving Credit Facility Waiver

In connection with the Fairchild Transaction, the entry into the New Credit Agreement and the transactions contemplated thereby, on April 14, 2016, JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) under the Senior Revolving Credit Facility and the Required Lenders (as defined in the Senior Revolving Credit Facility) entered into a consent memorandum pursuant to which (i) the Required Lenders waived potential defaults under the Senior Revolving Credit Facility relating to indebtedness, liens, purchases, acquisitions and restrictive agreements in connection with the Fairchild Transaction, the entry into the New Credit Agreement and the transactions contemplated thereby, and (ii) the Required Lenders agreed that the calculations of the total leverage ratio, the interest coverage ratio, and senior leverage ratio under the Senior Revolving Credit Facility shall not take into account the obligations of the Company, SCI LLC and their subsidiaries in connection with the Fairchild Transaction, the entry into the New Credit Agreement and the transactions contemplated thereby.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”), filed with the Commission on February 24, 2016, and our unaudited consolidated financial statements for the fiscal quarter ended April 1, 2016, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K.

Company Highlights for the Quarter Ended April 1, 2016

•	Total revenues of approximately $817.2 million
•	Gross margin of approximately 33.7%
•	Net income of $0.09 per diluted share
•	Ended the quarter with cash and cash equivalents of approximately $619.5 million

Executive Overview

This Executive Overview presents summary information regarding our industry, markets, business and operating trends only. For further information regarding the events summarized herein, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 3.9% during 2016 through 2018. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 50,000 products as of April 1, 2016 and we shipped approximately 12.6 billion units in the first quarter of 2016, as compared to 12.0 billion units in the first quarter of 2015. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of April 1, 2016, we were organized into four operating segments, which also represented our four reporting segments: Application Products Group, Standard Products Group, Image Sensor Group and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. We began additional restructuring activities during 2015 that are expected to continue through the second half of 2016. See “Results of Operations” under the heading “Restructuring, Asset Impairments and Other, Net” below for further details relating to our most recent cost saving actions.

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary, which provides for a proposed acquisition of Fairchild by the Company (the “Fairchild Transaction”). Subsequent to April 1, 2016, on April 15, 2016, we entered into two new financing arrangements to secure capital for the purchase consideration of Fairchild among certain other items. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Outlook

ON Semiconductor Second Quarter 2016 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $835 to $875 million in the second quarter of 2016. Backlog levels for the second quarter of 2016 represent approximately 80% to 85% of our anticipated second quarter 2016 revenues. For the second quarter of 2016, we estimate that gross margin as a percentage of revenues will be approximately 33.3% to 35.3%. Our outlook does not include any contributions from the acquisition of Fairchild.

Results of Operations

Quarter Ended April 1, 2016 Compared to the Quarter Ended April 3, 2015

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended April 1, 2016 and April 3, 2015 (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015	Dollar Change
Revenues	$817.2	$870.8	$(53.6)
Cost of revenues (exclusive of amortization shown below)	541.7	570.4	(28.7)

Gross profit	275.5	300.4	(24.9)
Operating expenses:
Research and development	98.0	100.4	(2.4)
Selling and marketing	49.2	53.3	(4.1)
General and administrative	44.5	46.7	(2.2)
Amortization of acquisition-related intangible assets	23.7	33.9	(10.2)
Restructuring, asset impairments and other, net	1.7	(2.3)	4.0

Total operating expenses	217.1	232.0	(14.9)

Operating income	58.4	68.4	(10.0)

Other (expense) income, net:
Interest expense	(15.6)	(9.2)	(6.4)
Interest income	0.3	0.3	—
Other	(1.4)	3.7	(5.1)

Other (expense) income, net	(16.7)	(5.2)	(11.5)

Income before income taxes	41.7	63.2	(21.5)
Income tax provision	(5.3)	(7.4)	2.1

Net income	36.4	55.8	(19.4)
Less: Net income attributable to non-controlling interest	(0.4)	(0.7)	0.3

Net income attributable to ON Semiconductor Corporation	$36.0	$55.1	$(19.1)

Revenues

Revenues were $817.2 million and $870.8 million for the quarters ended April 1, 2016 and April 3, 2015, respectively, representing a decrease of approximately 6%. The decrease in revenues for the quarter ended April 1, 2016 compared to the quarter ended April 3, 2015 is primarily attributed to decreases in revenue in our Application Products Group, Standard Products Group and System Solutions Group resulting from a weakened demand environment and a decline in average selling prices of approximately 7%.

Revenues by reportable segment for the quarters ended April 1, 2016 and April 3, 2015 were as follows (dollars in millions):

	Quarter Ended April 1, 2016	As a % of Total Revenue (1)	Quarter Ended April 3, 2015	As a % of Total Revenue (1)
Application Products Group	$250.5	30.7%	$264.3	30.4%
Image Sensor Group	168.2	20.6%	170.5	19.6%
Standard Products Group	284.9	34.9%	303.2	34.8%
System Solutions Group	113.6	13.9%	132.8	15.3%

Total revenues	$817.2		$870.8

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $13.8 million, or approximately 5%, for the first quarter of 2016 compared to the first quarter of 2015. This decrease is primarily attributable to a $6.3 million, or approximately 4%, decrease in revenues from our ASIC products and a $5.0 million, or approximately 5%, decrease in revenues from our analog products.

Revenues from the Image Sensor Group decreased by $2.3 million, or approximately 1%, for the first quarter of 2016 compared to the first quarter of 2015. This decrease is primarily attributable to a $1.6 million, or approximately 1%, decrease in revenues from our CMOS image sensor products.

Revenues from the Standard Products Group decreased by $18.3 million, or approximately 6%, for the first quarter of 2016 compared to the first quarter of 2015. This decrease is primarily attributable to a $6.0 million, or approximately 7%, decrease in revenues from our analog products, a $5.5 million, or approximately 4%, decrease in revenues from our discrete products, and a $3.3 million, or approximately 6%, decrease in revenues from our TMOS products.

Revenues from the System Solutions Group decreased by $19.2 million, or approximately 14%, for the first quarter of 2016 compared to the first quarter of 2015. This decrease is primarily attributable to an $11.8 million, or approximately 14%, decrease in revenues from our LSI products and an $8.8 million, or approximately 31%, decrease in revenues from our IPM products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended April 1, 2016 and April 3, 2015, are summarized as follows (dollars in millions):

	Quarter Ended April 1, 2016	As a % of Total Revenue (1)	Quarter Ended April 3, 2015	As a % of Total Revenue (1)
United States	$140.8	17.2%	$131.8	15.1%
Japan	84.4	10.3%	62.6	7.2%
Hong Kong	178.0	21.8%	191.2	22.0%
Singapore	246.4	30.2%	316.3	36.3%
United Kingdom	134.1	16.4%	129.7	14.9%
Other	33.5	4.1%	39.2	4.5%

Total	$817.2		$870.8

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended April 1, 2016 and April 3, 2015, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended April 1, 2016 and April 3, 2015 was as follows (dollars in millions):

	Quarter Ended April 1, 2016	As a % of Segment Revenue (1)	Quarter Ended April 3, 2015	As a % of Segment Revenue (1)
Application Products Group	$103.8	41.4%	$117.3	44.4%
Image Sensor Group	61.1	36.3%	49.5	29.0%
Standard Products Group	99.6	35.0%	112.1	37.0%
System Solutions Group	18.2	16.0%	25.2	19.0%

Gross profit by segment	$282.7		$304.1
Unallocated manufacturing costs (2)	(7.2)	(0.9) %	(3.7)	(0.4) %

Total gross profit	$275.5	33.7%	$300.4	34.5%

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

Our gross profit was $275.5 million in the first quarter of 2016 compared to $300.4 million in the first quarter of 2015. The gross profit decrease of $24.9 million, or approximately 8%, during the first quarter of 2016 is primarily due to decreases in revenue in our Application Products Group, Standard Products Group and System Solutions Group resulting from a weakened demand environment and lower average selling prices, partially offset by increased gross profit in our Image Sensor Group.

Gross profit as a percentage of revenues decreased to approximately 33.7% in the first quarter of 2016 from approximately 34.5% in the first quarter of 2015. This decrease was primarily driven by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $98.0 million for the first quarter of 2016, compared to $100.4 million for the first quarter of 2015, representing a decrease of $2.4 million, or approximately 2%. This decrease is primarily associated with lower payroll expenses, including incentive compensation and payroll related costs.

Selling and marketing expenses were $49.2 million for the first quarter of 2016, compared to $53.3 million for the first quarter of 2015, representing a decrease of $4.1 million, or approximately 8%. This decrease is primarily associated with lower payroll expenses, including incentive compensation and payroll related costs as well as external commissions.

General and administrative expenses were $44.5 million for the first quarter of 2016, compared to $46.7 million in the first quarter of 2015, representing a decrease of $2.2 million, or approximately 5%. This decrease is primarily associated with lower payroll expenses, including incentive compensation and payroll related costs, offset by $2.5 million of acquisition related expenses incurred during the first quarter of 2016.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $23.7 million and $33.9 million for the quarters ended April 1, 2016 and April 3, 2015, respectively. The decrease in amortization of acquisition-related intangible assets is attributable to declining amortization of our Aptina and Truesense intangible assets. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to intangible assets.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $1.7 million for the quarter ended April 1, 2016 compared to a benefit of $2.3 million for the quarter ended April 3, 2015. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended April 1, 2016

During the quarter ended April 1, 2016, we recorded approximately $1.7 million of charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

Quarter Ended April 3, 2015

During the quarter ended April 3, 2015, we recorded approximately $1.5 million of charges related to our restructuring programs, offset by a $3.4 million gain from the sale of assets and the change in foreign currency for our KSS facility.

Interest Expense

Interest expense increased by $6.4 million to $15.6 million during the quarter ended April 1, 2016 compared to $9.2 million during the quarter ended April 3, 2015. Our average gross long-term debt balance (including current maturities) during the quarter ended April 1, 2016 was $1,495.5 million at a weighted-average interest rate of approximately 4.2%, compared to $1,191.6 million at a weighted-average interest rate of approximately 3.1% during the quarter ended April 3, 2015.

Other

Other income and expense decreased by $5.1 million to an expense of $1.4 million for the quarter ended April 1, 2016 compared to income of $3.7 million for the quarter ended April 3, 2015, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity and a gain on available-for-sale securities recognized during the quarter ended April 3, 2015.

Provision for Income Taxes

We recorded an income tax provision of $5.3 million and an income tax provision of $7.4 million during the quarters ended April 1, 2016 and April 3, 2015, respectively.

The income tax provision for the quarter ended April 1, 2016 consisted primarily of $6.0 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of new reserves and interest on existing reserves for uncertain prior year tax positions, partially offset by the reversal of $1.0 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended April 1, 2016.

The income tax provision for the quarter ended April 3, 2015 consisted of $6.4 million for income and withholding taxes of certain of our foreign and domestic operations and $1.1 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.1 million of reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended April 3, 2015.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended April 1, 2016 was 12.7%, which differs from the U.S. statutory federal income tax rate of 35% principally due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of April 1, 2016, which is not expected to have a material effect on our cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

Our pending acquisition of Fairchild could cause us to reassess our indefinite reinvestment determination and valuation allowance at a future point in time when management believes all closing conditions associated with such acquisition have been obtained. If such a reassessment by us was to occur, and if we make a change with respect to our indefinite reinvestment determination or valuation allowance, such a change in judgment could impact our effective tax rate in the period in which such change in judgment occurs. Any such change in judgment in our indefinite reinvestment assertion could negatively impact our effective tax rate, to the extent that the liability exceeds our tax attribute carryforwards. At this time, it is not possible to ascertain whether the potential consummation of the pending Fairchild Transaction would be certain to result in a change in judgment with respect to our indefinite reinvestment determination or valuation allowance and, assuming such a change in judgment occurred, what impact such a change might have on our effective tax rate in the relevant current period or in any future periods.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of April 1, 2016, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2015 Form 10-K which is exclusive of debt obligations, interest expense and fees associated with the debt we expected to incur in connection with the closing of the Fairchild Transaction. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our senior revolving credit facility) see Note 10: “Commitments and Contingencies” and for pension plan information see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of debt we have incurred and expect to incur in connection with the closing of the Fairchild Transaction.

Our balance of cash and cash equivalents was $619.5 million as of April 1, 2016. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months, exclusive of capital requirements associated with the Fairchild Transaction. Total cash and cash equivalents as of April 1, 2016 include approximately $153.4 million available within the United States. In addition to cash and cash equivalents and short-term investments already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of debt we have incurred and expect to incur in connection with the closing of the Fairchild Transaction.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; or customs guarantees. As of April 1, 2016, our senior revolving credit facility included a $15.0 million availability for the issuance of letters of credit. A $0.2 million letter of credit was outstanding under our senior revolving credit facility as of April 1, 2016. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.0 million as of April 1, 2016.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $156.7 million as of April 1, 2016. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $179.3 million as of April 1, 2016. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $91.5 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

We and our subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. We maintain directors’ and officers’ insurance, which should enable us to recover a portion of any future amounts paid. On February 19, 2016, our Board of Directors approved a form of indemnification agreement (the “Indemnification Agreement”) and authorized us to enter into an indemnification agreement in substantially the form of the Indemnification Agreement with each of our directors and executive officers (each, an “Indemnitee”). The Indemnification Agreement clarifies and supplements the indemnification rights and obligations of the Indemnitee and us already included in our Certificate of Incorporation and Bylaws. Under the terms of the Indemnification Agreement, subject to certain exceptions specified in the Indemnification Agreement, we will indemnify the Indemnitee to the fullest extent permitted by Delaware law in the event the Indemnitee becomes subject to or a participant in certain claims or proceedings as a result of the Indemnitee’s service as a director or officer. We will also, subject to certain exceptions and repayment conditions, advance to the Indemnitee specified indemnifiable expenses incurred in connection with such claims or proceedings.

While our future obligations under certain agreements may contain limitations on liability for indemnification, other agreements do not contain such limitations, and under such agreements it is not possible to predict the maximum potential amount of future payments due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under any of these indemnities have not had a material effect on our business, financial condition, results of operations or cash flows, and we do not believe that any amounts that we may be required to pay under these indemnities in the future will be material to our business, financial condition, results of operations or cash flows.

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business - Government Regulation” of our 2015 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments, the repurchase of our stock and other Company securities, debt service, including principal and interest, and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements, excluding requirements related to the Fairchild Transaction, through cash generated from operations, cash and cash equivalents on hand and short-term investments. We also have the ability to utilize our senior revolving credit facility.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See Note 3: “Acquisitions” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on recent acquisitions and Note 16: “Recent Developments and Subsequent Events” for a discussion of the Fairchild Transaction.

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

If we fail to generate sufficient cash from operations, we may need to borrow additional funds or raise additional equity to achieve our longer term objectives. There can be no assurance that such borrowings or equity will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months, including debt maturing in 2016. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the quarter ended April 1, 2016, we paid $72.9 million for capital expenditures, while during the quarter ended April 3, 2015, we paid $64.8 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2016 is approximately $40.8 million. Our current minimum contractual capital expenditure commitment for 2017 and thereafter is approximately $5.0 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Subsequent to April 1, 2016, on April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, that includes a $2.2 billion term loan “B” facility, with the proceeds deposited into escrow accounts pending the closing of the acquisition. The associated commitment fees are expected to have a material impact to our interest expense prior to closing the Fairchild Transaction. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Quarter Ended
	April 1, 2016	April 3, 2015
Summarized cash flow from operating activities
Net income	$36.4	$55.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80.7	90.2
Write-down of excess inventories	17.9	17.7
Non-cash share-based compensation expense	11.6	11.3
Change in deferred taxes	1.1	(0.4)
Other adjustments	8.9	(4.9)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	0.5	(36.9)
Inventories	(27.0)	(34.7)
Other assets	(2.0)	3.9
Deferred income on sales to distributors	0.9	(9.1)
Other changes in assets and liabilities	(14.1)	(9.4)

Net cash provided by operating activities	$114.9	$83.5

Our cash flows provided by operating activities for the quarter ended April 1, 2016 increased by $31.4 million compared to the quarter ended April 3, 2015. The increase is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents, was $92.8 million at April 1, 2016 and has fluctuated between $33.9 million and $315.8 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $712.3 million at April 1, 2016 and has fluctuated between $611.8 million and $892.3 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended April 1, 2016, our working capital was most significantly impacted by our capital expenditures and our repayment of long-term debt including capital leases. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Working capital as of April 1, 2016 includes the prospective application from the adoption of ASU 2015-17. Periods prior to December 31, 2015 have not been adjusted for the adoption of ASU 2015-17. See Note 2: “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Set forth below is a summary of certain key financing events affecting our capital structure. For further information with respect to our debt instruments, see Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Fairchild Transaction Financing

Subsequent to April 1, 2016, on April 15, 2016, we entered into (i) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and (ii) a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016. Subject to the terms and conditions of the New Credit Agreement, on April 15, 2016, we borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility (the “Gross Proceeds”).

On April 15, 2016, the Gross Proceeds were deposited into escrow accounts pursuant to the terms of an escrow agreement and, upon release from escrow, in accordance with the terms of the escrow agreement, will be available primarily to pay, directly or indirectly, the purchase price of the Fairchild Transaction pursuant to the terms of the Agreement and Plan of Merger, among certain other items subject to the terms and conditions of the New Credit Agreement. The associated commitment fees are expected to have a material impact to our interest expense prior to closing the Fairchild Transaction.

See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. As of April 1, 2016, we believe that we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. See Note 16: “Recent Developments and Subsequent Events” for a description of our Fairchild Transaction financing.

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

As of April 1, 2016, our gross long-term debt (including current maturities) totaled $1,475.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,113.2 million as of April 1, 2016. We do have interest rate exposure with respect to the $362.0 million balance of our variable interest rate debt outstanding as of April 1, 2016. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $1.8 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

Except as described above, our exposure to market risk from December 31, 2015 to April 1, 2016 has not changed materially from the information provided in our 2015 Form 10-K. Information on our exposure to market risk is exclusive of our Fairchild Transaction financing, which is expected to increase our floating rate interest exposure in future periods. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at April 1, 2016 and December 31, 2015 was $88.1 million and $89.8 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $15.7 million as of April 1, 2016, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 1, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business - Government Regulation” of our 2015 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Except as described below, there have been no material changes in our assessment of our risk factors included in our 2015 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, risks associated with our pending acquisition of Fairchild, including: (1) the risk that the conditions to the closing of the transaction are not satisfied; (2) litigation challenging the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain key personnel; (6) competitive responses to the transaction; (7) unexpected costs, charges or expenses resulting from the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) our ability to realize the benefits of the acquisition of Fairchild; (10) delays, challenges and expenses associated with integrating the businesses; (11) delays, challenges and expenses associated with the indebtedness planned to be incurred in connection with the transaction; and (12) legislative, regulatory and economic developments, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the Commission for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2015 Form 10-K, and from time to time in our other Commission reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2015 Form 10-K and subsequent reports filed with or furnished to the Commission before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. The following risk factors are in addition to those included in our 2015 Form 10-K.

Indebtedness incurred in connection with the Fairchild Transaction could materially and adversely affect us by, among other things, limiting our ability to conduct our operations and reducing our flexibility to respond to changing business and economic conditions.

On April 15, 2016, in connection with our pending acquisition of Fairchild, we entered into the $600 million Revolving Credit Facility and the $2.2 billion Term Loan “B” Facility. On April 15, 2016, we borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility, the proceeds of which are currently held in escrow pending the closing of the Fairchild Transaction, at which point the funds will be released for the purpose of, among other things, paying, directly or indirectly, the purchase price of the Fairchild Transaction in accordance with the terms of the Fairchild Agreement. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the indebtedness incurred in connection with the pending Fairchild Transaction.

The Revolving Credit Facility and the Term Loan “B” Facility are secured by substantial assets of the Company, including pledges of our intellectual property, real property, a portion of our interests in certain of our foreign subsidiaries and our interests in all of our domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the New Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the New Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan “B” Facility rather than using funds for other business purposes.

Our acquisition-related financing, or other substantial indebtedness we may incur in the future, could have a material adverse effect on our business, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes, will limit our ability to engage in acts that may be in our long-term best interests, and could reduce our flexibility to respond to changing business and economic conditions. Our level of indebtedness may also place us at a competitive disadvantage relative to less leveraged competitors. See “Risk Factors- Trends, Risks and Uncertainties Relating to Our Indebtedness” in our 2015 Form 10-K for risks associated with our current and future outstanding indebtedness.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended April 1, 2016, as we focus on building up cash reserves ahead of the Fairchild Transaction.

Under the share repurchase program we announced in December 2014 (the “2014 Share Repurchase Program”), we may repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of our common stock over a period of four years from December 1, 2014, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion.

As of April 1, 2016, approximately $628.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. The Fairchild Transaction financing may limit our future activity under the 2014 Share Repurchase Program. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on the 2014 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1

Supplemental Indenture, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Associate, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.2

Supplemental Indenture, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Companies Americas, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.3

Second Supplemental Indenture, dated April 14, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Associate, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

4.4

Second Supplemental Indenture, dated April 14, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Companies Americas, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.1	Form of Indemnification Agreement with Directors and Officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.2

Joinder to Amended and Restated Guaranty, dated March 15, 2016, among the guarantors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

10.3

Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.4

Guarantee and Collateral Agreement, dated April 15, 2016, among ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5

Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.6

Joinder to Amended and Restated Guaranty, dated April 14, 2016, among the guarantors party thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 9, 2016	By:	s/ Bernard Gutmann
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1

Supplemental Indenture, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Associate, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.2

Supplemental Indenture, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Companies Americas, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.3

Second Supplemental Indenture, dated April 14, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Associate, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

4.4

Second Supplemental Indenture, dated April 14, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Companies Americas, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.1	Form of Indemnification Agreement with Directors and Officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.2

Joinder to Amended and Restated Guaranty, dated March 15, 2016, among the guarantors party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

10.3

Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.4

Guarantee and Collateral Agreement, dated April 15, 2016, among ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5

Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.6

Joinder to Amended and Restated Guaranty, dated April 14, 2016, among the guarantors party thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

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