Form 10-Q
period 2016-07-01
ON SEMICONDUCTOR CORP
filed 2016-08-08
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on August 3, 2016:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	415,551,075

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term

1.00% Notes	1.00% Convertible Senior Notes due 2020
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fairchild	Fairchild Semiconductor International, Inc.
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPM	Integrated power module
IPRD	In-Process Research and Development
KSS	System Solutions Group back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LIBO	London Interbank Offered Rate
LSI	Large scale integration
Motorola	Motorola Inc.
SCI LLC	Semiconductor Components Industries, LLC
SEC	Securities & Exchange Commission
SMBC	Sumitomo Mitsui Banking Corporation
Truesense	Truesense Imaging, Inc.
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	July 1, 2016	December 31, 2015
Assets
Cash and cash equivalents	$588.1	$617.6
Receivables, net	487.4	426.4
Inventories	750.2	750.4
Other current assets	96.1	97.1

Total current assets	1,921.8	1,891.5
Restricted cash (Note 7)	2,235.8	—
Property, plant and equipment, net	1,277.2	1,274.1
Goodwill	270.6	270.6
Intangible assets, net	276.8	325.8
Other assets	115.6	107.6

Total assets	$6,097.8	$3,869.6

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$302.5	$337.7
Accrued expenses	302.6	246.2
Deferred income on sales to distributors	118.7	112.0
Current portion of long-term debt (Note 7)	536.7	543.4

Total current liabilities	1,260.5	1,239.3
Long-term debt (Note 7)	2,935.1	850.5
Other long-term liabilities	176.5	147.9

Total liabilities	4,372.1	2,237.7

Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 538,508,011 and 534,134,721 shares issued, 415,510,288 and 412,039,805 shares outstanding, respectively)	5.4	5.3
Additional paid-in capital	3,457.1	3,420.3
Accumulated other comprehensive loss	(39.4)	(42.3)
Accumulated deficit	(648.3)	(709.4)
Less: Treasury stock, at cost: 122,997,723 and 122,094,916 shares, respectively	(1,073.9)	(1,065.7)

Total ON Semiconductor Corporation stockholders’ equity	1,700.9	1,608.2
Non-controlling interest in consolidated subsidiary	24.8	23.7

Total stockholders’ equity	1,725.7	1,631.9

Total liabilities and stockholders’ equity	$6,097.8	$3,869.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Revenues	$877.8	$880.5	$1,695.0	$1,751.3
Cost of revenues (exclusive of amortization shown below)	569.9	576.1	1,111.6	1,146.5

Gross profit	307.9	304.4	583.4	604.8
Operating expenses:
Research and development	103.0	100.4	201.0	200.8
Selling and marketing	52.7	50.4	101.9	103.7
General and administrative	46.0	45.0	90.5	91.7
Amortization of acquisition-related intangible assets	23.5	33.6	47.2	67.5
Restructuring, asset impairments and other, net	5.2	3.5	6.9	1.2
Intangible asset impairment	2.2	3.7	2.2	3.7

Total operating expenses	232.6	236.6	449.7	468.6

Operating income	75.3	67.8	133.7	136.2

Other (expense) income, net:
Interest expense	(42.1)	(10.7)	(57.7)	(19.9)
Interest income	2.1	0.3	2.4	0.6
Other	(1.9)	2.1	(3.3)	5.8
Loss on debt extinguishment	—	(0.4)	—	(0.4)

Other (expense) income, net	(41.9)	(8.7)	(58.6)	(13.9)

Income before income taxes	33.4	59.1	75.1	122.3
Income tax provision	(7.6)	(7.7)	(12.9)	(15.1)

Net income	25.8	51.4	62.2	107.2
Less: Net income attributable to Non-Controlling Interest	(0.7)	(0.7)	(1.1)	(1.4)

Net income attributable to ON Semiconductor Corporation	$25.1	$50.7	$61.1	$105.8

Comprehensive income (loss), net of tax:
Net income	$25.8	$51.4	$62.2	$107.2

Foreign currency translation adjustments	1.9	—	2.8	—
Effects of cash flow hedges	—	1.5	0.1	1.3
Effects of available-for-sale securities	—	0.7	—	(3.4)

Other comprehensive (loss) income, net of tax of $0.0 million	1.9	2.2	2.9	(2.1)

Comprehensive income	27.7	53.6	65.1	105.1
Comprehensive income attributable to non-controlling interest	(0.7)	(0.7)	(1.1)	(1.4)

Comprehensive income attributable to ON Semiconductor Corporation	$27.0	$52.9	$64.0	$103.7

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.06	$0.12	$0.15	$0.25

Diluted	$0.06	$0.12	$0.15	$0.24

Weighted-average common shares outstanding:
Basic	414.9	426.9	413.7	429.2

Diluted	417.6	436.3	416.5	438.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	July 1, 2016	July 3, 2015
Cash flows from operating activities:
Net income	$62.2	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.3	178.6
(Gain) loss on sale or disposal of fixed assets	0.2	(4.5)
Amortization of debt discount	0.9	—
Loss on debt extinguishment	—	0.4
Amortization of debt issuance costs	3.1	0.9
Write-down of excess inventories	35.7	28.2
Non-cash share-based compensation expense	27.7	25.4
Non-cash interest on convertible notes	13.0	4.8
Non-cash asset impairment charges	—	0.2
Non-cash intangible asset impairment charges	2.2	3.7
Change in deferred taxes	3.2	(0.4)
Other	(3.4)	(5.1)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(50.2)	(73.1)
Inventories	(34.7)	(41.3)
Other assets	(10.9)	7.1
Accounts payable	5.2	(22.6)
Accrued expenses	(4.0)	(14.1)
Deferred income on sales to distributors	6.7	(10.0)
Other long-term liabilities	1.9	(0.3)

Net cash provided by operating activities	219.1	185.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(124.9)	(140.3)
Proceeds from sales of property, plant and equipment	0.4	10.3
Deposits utilized for purchases of property, plant and equipment	2.2	—
Purchase of businesses, net of cash acquired	—	(2.9)
Cash placed in escrow	(67.7)	—
Proceeds from sale of available-for-sale securities	—	4.9
Proceeds from sale of held-to-maturity securities	—	2.0
Purchases of held-to-maturity securities	—	(0.7)
Other	1.0	—

Net cash used in investing activities	(189.0)	(126.7)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	7.0	7.0
Proceeds from exercise of stock options	2.2	23.7
Payments of tax withholding for restricted shares	(8.2)	(11.4)
Repurchase of common stock	—	(225.1)
Proceeds from debt issuance	9.5	755.9
Purchases of convertible note hedges	—	(108.9)
Proceeds from issuance of warrants	—	52.0
Payments of debt issuance and other financing costs	(3.1)	(19.5)
Repayment of long-term debt	(64.0)	(453.1)
Payment of capital lease obligations	(9.4)	(13.1)

Net cash provided by (used in) financing activities	(66.0)	7.5

Effect of exchange rate changes on cash and cash equivalents	6.4	(1.0)

Net increase (decrease) in cash and cash equivalents	(29.5)	64.9
Cash and cash equivalents, beginning of period	617.6	511.7

Cash and cash equivalents, end of period	$588.1	$576.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2016 ending on July 1, 2016, and each fiscal year ending on December 31. The three months ended July 1, 2016 and July 3, 2015 both contained 91 days. The six months ended July 1, 2016 and July 3, 2015 contained 183 and 184 days, respectively. As of July 1, 2016, the Company was organized into four operating segments, which also represent its four reporting segments: Application Products Group, Image Sensor Group, Standard Products Group, and System Solutions Group. Additional details on the Company’s reportable segments are included in Note 15: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter and six months ended July 1, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016 (“2015 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), which provides for the acquisition of Fairchild by the Company (the “Fairchild Transaction”). See Note 3: “Acquisitions,” Note 16: “Recent Developments and Subsequent Events,” and Note 7: “Long-Term Debt” for additional information.

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

Note 2:    Recent Accounting Pronouncements

ASUs Pending Adoption:

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended July 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended July 1, 2016.

ASU No. 2016-01 - “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”)

In January 2016, the FASB issued ASU No. 2016-01, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the standard will have on our consolidated financial statements.

ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate a material impact upon the adoption of ASU 2015-11 and the Company has not elected early adoption as of the quarter ended July 1, 2016.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), ASU No. 2015-14 - “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), ASU No. 2016-08 - “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10 - “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and ASU No. 2016-12 - “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superceding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers”. The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. For additional information with respect to the Company’s critical accounting policies, see Note 2: “Significant Accounting Policies” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2015 Form 10-K. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company believes one of the more significant impacts will be that it is no longer permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. The Company is evaluating early adoption of the provisions of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12. In anticipation of the adoption of the new standards, the Company has been enhancing and continues to enhance its internal systems, processes and controls for making the required estimates. During the third quarter of 2016, the Company will evaluate its progress as well as Fairchild’s preparedness for the new standards to determine whether early adoption would be appropriate.

ASU’s Adopted:

ASU No. 2015-17 - “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)

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

ASU 2015-05 - “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”)

In April 2015, the FASB issued ASU 2015-05, which provides guidance regarding the accounting for fees paid by a customer in cloud computing arrangements. ASU 2015-05 amended ASC 350-40-25-16 by removing the language that stated licenses for internal-use software from third parties should be analogized to the subtopic 840-10 Leases. If a cloud computing arrangement includes the transfer of a software license, then the customer would account for the payment of fees as an acquisition of software. If there is no software license, the payment of fees would be accounted for as a service contract. This ASU is effective in fiscal years beginning after December 15, 2015. An entity can elect to adopt the amendments either prospectively for all arrangements entered into or materially modified after the effective date, or retrospectively. The Company adopted ASU 2015-05 as of the quarter ended April 1, 2016 and selected the prospective application. There was no material impact to the financial statements.

ASU No. 2015-03 - “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) and ASU No. 2015-15 - “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”)

In April 2015, the FASB issued ASU 2015-03, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new standard is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, which clarified that ASU 2015-03 does not address debt issuance costs related to line-of-credit agreements and stated that the SEC staff would not object to the deferral and presentation of debt issuance costs as an asset, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement, consistent with existing guidance.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 3:    Acquisitions

Acquisition of Fairchild

On November 18, 2015, the Company entered into the Fairchild Agreement, which provides for the acquisition of Fairchild by the Company. The total transaction value is expected to be approximately $2.4 billion. The Company has financed the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of the Term Loan “B” Facility and borrowings available under the Revolving Credit Facility. See Note 7: “Long-Term Debt” for additional information related to the financing and Note 16: “Recent Developments and Subsequent Events” for additional information regarding the pending acquisition.

Acquisition of AXSEM

On July 15, 2015 (the “Acquisition Date”), the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of the Acquisition Date. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. Pursuant to the terms of the Share Purchase Agreement between the Company and the sellers of AXSEM, $0.8 million of cash consideration was held in escrow and is included on the Company’s Consolidated Balance Sheet as of July 1, 2016 to secure against certain indemnifiable events in connection with the acquisition of AXSEM.

AXSEM is incorporated into the Company’s Application Product Group for reporting purposes. The acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market.

The estimated Earn-out fair value of $5.0 million, measured using Level 3 assumptions, was included in non-current liabilities on the Company’s Consolidated Balance Sheet as of July 1, 2016. See Note 11: “Fair Value Measurements” for additional information.

The allocation of $13.0 million of acquired net assets is included in the Company’s balance sheet as of the Acquisition Date, and was finalized during the fourth quarter of 2015.

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segments as of July 1, 2016 and December 31, 2015 (in millions):

	Balance as of July 1, 2016			Balance as of December 31, 2015
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:

Application Products Group	$546.7	$(418.9)	$127.8	$546.7	$(418.9)	$127.8

Image Sensor Group	95.4	—	95.4	95.4	—	95.4

Standard Products Group	76.0	(28.6)	47.4	76.0	(28.6)	47.4

	$718.1	$(447.5)	$270.6	$718.1	$(447.5)	$270.6

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events through July 1, 2016 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of July 1, 2016 and December 31, 2015 (in millions):

	July 1, 2016
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.9)	$—	$(0.4)	$2.6

Customer relationships	426.2	(237.9)	(27.5)	(23.7)	137.1

Patents	43.7	(24.8)	—	(13.7)	5.2

Developed technology	269.9	(173.8)	—	(2.6)	93.5

Trademarks	16.3	(10.3)	—	(1.1)	4.9

Backlog	0.3	(0.3)	—	—	—

IPRD	39.5	—	—	(6.0)	33.5

Total intangibles	$809.8	$(458.0)	$(27.5)	$(47.5)	$276.8

	December 31, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value

Intellectual property	$13.9	$(10.6)	$—	$(0.4)	$2.9

Customer relationships	426.2	(214.2)	(27.9)	(23.7)	160.4

Patents	43.7	(23.6)	—	(13.7)	6.4

Developed technology	268.0	(152.2)	—	(2.6)	113.2

Trademarks	16.3	(9.9)	—	(1.1)	5.3

Backlog	0.3	(0.3)	—	—	—

IPRD	41.4	—	—	(3.8)	37.6

Total intangibles	$809.8	$(410.8)	$(27.9)	$(45.3)	$325.8

During the quarter and six months ended July 1, 2016, the Company completed certain of its IPRD projects, resulting in the reclassification of $0.5 million and $1.9 million to developed technology, respectively. During the quarter ended July 1, 2016, the Company canceled certain of its previously capitalized IPRD projects and recorded an impairment loss of $2.2 million.

Amortization expense for acquisition-related intangible assets amounted to $23.5 million and $47.2 million for the quarter and six months ended July 1, 2016, respectively, and $33.6 million and $67.5 million for the quarter and six months ended July 3, 2015, respectively. Amortization expense for intangible assets, with the exception of the $33.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for each of the next five years and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2016	$44.6
2017	63.1
2018	41.6
2019	34.2
2020	22.4
Thereafter	37.4

Total estimated amortization expense	$243.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and six months ended July 1, 2016 is as follows (in millions):

Restructuring
Quarter ended July 1, 2016
System Solutions Group voluntary workforce reduction	$4.4
Manufacturing relocation	0.9
Other (1)	(0.1)

Total	$5.2

Restructuring
Six months ended July 1, 2016
System Solutions Group voluntary workforce reduction	$5.2
Manufacturing relocation	1.2
General workforce reductions	0.3
Other (1)	0.2

Total	$6.9

(1) Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2015 to July 1, 2016 are summarized as follows (in millions):

	Balance as of December 31, 2015	Charges	Usage	Balance as of July 1, 2016

Estimated employee separation charges	$5.3	$6.7	$(5.3)	$6.7

Estimated costs to exit	0.5	0.2	(0.2)	0.5

Total	$5.8	$6.9	$(5.5)	$7.2

Activity related to the Company’s restructuring programs that were either initiated during 2016 or had not been completed as of July 1, 2016, is as follows:

System Solutions Group Voluntary Workforce Reduction

During March 2016, the Company announced a voluntary resignation program for the System Solutions Group. A total of 75 employees volunteered and signed employee separation agreements as of the end of the quarter ended July 1, 2016. The total expense of the plan is expected to be approximately $5.3 million. The expense for the quarter ended July 1, 2016 was $4.4 million and the accrued balance as of July 1, 2016 was $4.1 million. A majority of the employees have exited as of July 1, 2016, with the remaining employees expected to exit by the end of the year. During the quarter ended July 1, 2016, $1.1 million was paid out to employees.

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. The transition will occur through 2017. Approximately 160 employees will be impacted by the relocation. The total expense consisting of retention and severance is expected to be approximately $5.7 million. The expense for the quarter ended July 1, 2016 was $0.9 million, and the accrued balance as of July 1, 2016 was $1.2 million. A majority of the employees are expected to exit during the second half of 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

General Workforce Reductions

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. The Company had previously notified 150 employees of their employment termination, all of which have exited as of July 1, 2016. The total expense of this program incurred is $5.1 million, with no additional expenses incurred during the quarter ended July 1, 2016. The Company paid $0.3 million during the quarter ended July 1, 2016, and there is no remaining unpaid balance due to the completion of the program.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions were eliminated. There were no charges incurred during the quarter ended July 1, 2016. The total expense of this program incurred to date is $3.5 million, with no additional expenses expected. During the quarter ended July 1, 2016, $0.9 million was paid out to the employees. The remaining employees are expected to exit during the second half of 2016. As of July 1, 2016, there was a $0.5 million accrued liability associated with employee separation charges for the European customer marketing organization move.

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of July 1, 2016 and December 31, 2015 consist of the following (dollars in millions):

	July 1, 2016	December 31, 2015
Receivables, net:
Accounts receivable	$491.4	$432.6
Less: Allowance for doubtful accounts	(4.0)	(6.2)

	$487.4	$426.4

Inventories:
Raw materials	$80.4	$79.3
Work in process	460.3	457.8
Finished goods	209.5	213.3

	$750.2	$750.4

Property, plant and equipment, net:
Land	$48.2	$46.2
Buildings	526.2	513.6
Machinery and equipment	2,417.5	2,327.5

Total property, plant and equipment	2,991.9	2,887.3
Less: Accumulated depreciation	(1,714.7)	(1,613.2)

	$1,277.2	$1,274.1

Accrued expenses:
Accrued payroll	$93.8	$95.1
Sales related reserves	69.7	69.9
Acquisition consideration payable to seller	19.6	19.6
Other	119.5	61.6

	$302.6	$246.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the six months ended July 1, 2016 and July 3, 2015 is as follows (in millions):

	Six Months Ended
	July 1, 2016	July 3, 2015
Beginning Balance	$5.3	$5.5
Provision	1.9	0.3
Usage	(1.7)	(0.6)

Ending Balance	$5.5	$5.2

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of July 1, 2016, the total accrued pension liability for underfunded plans was $98.2 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2015, the total accrued pension liability for underfunded plans was $87.2 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and six months ended July 1, 2016 and July 3, 2015 are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Service cost	$2.3	$2.2	$4.5	$4.4
Interest cost	1.1	1.0	2.2	2.0
Expected return on plan assets	(1.0)	(0.9)	(2.0)	(1.8)

Total net periodic pension cost	$2.4	$2.3	$4.7	$4.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	July 1, 2016	December 31, 2015
Senior Revolving Credit Facility due 2020	$—	$—
Term Loan “B” Facility due 2023, interest payable monthly at 5.25%	2,200.0	—
1.00% Notes due December 1, 2020 (1)	690.0	690.0

2.625% Notes, Series B (2)	356.9	356.9

Note payable to SMBC due 2016 through 2018, interest payable quarterly at 2.40% and 2.36%, respectively (3)	169.9	198.2

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.35%, respectively (4)	41.1	50.0

Philippine term loans due 2016 through 2020, interest payable quarterly at 2.63% and 2.32%, respectively (7)	50.0	50.0

Loan with Singapore bank, interest payable weekly at 1.69% and 1.67%, respectively (6)(10)	25.0	30.0

Loan with Hong Kong bank, interest payable weekly at 1.70% and 1.67%, respectively (6)(10)	25.0	25.0

Malaysia revolving line of credit, interest payable quarterly at 2.08% and 2.05%, respectively (7) (10)	25.0	25.0

Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.12% and 1.89%, respectively (7) (10)	13.1	20.8

Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 2.96% and 2.70%, respectively (5)	16.5	18.8

Canada revolving line of credit, interest payable quarterly at 2.27% and 2.01%, respectively (7) (10)	15.0	15.0

Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (7)	4.4	4.2

Canada equipment financing payable monthly through 2017 at 3.81% (5)	1.4	2.4

U.S. equipment financing payable monthly through 2016 at 2.40% (5)	0.4	1.3

Capital lease obligations	18.5	28.2

Gross long-term debt, including current maturities	3,652.2	1,515.8

Less: Debt discount (8)	(126.6)	(107.5)

Less: Debt issuance costs (9)	(53.8)	(14.4)

Net long-term debt, including current maturities	3,471.8	1,393.9

Less: Current maturities	(536.7)	(543.4)

Net long-term debt	$2,935.1	$850.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)

Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016. The notes can be converted at any time on or after June 15, 2016.

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(5)	Debt collateralized by equipment.
(6)	Debt arrangement collateralized by accounts receivable.
(7)	Non-collateralized debt arrangement.
(8)

Debt discount of $90.9 million and $100.2 million for the 1.00% Notes as of July 1, 2016 and December 31, 2015, respectively, $3.6 million and $7.3 million for the 2.625% Notes, Series B as of July 1, 2016 and December 31, 2015, respectively, and $32.1 million and zero for the Term Loan “B” Facility as of July 1, 2016 and December 31, 2015, respectively.

(9)

Debt issuance costs of $12.7 million and $13.9 million for the 1.00% Notes as of July 1, 2016 and December 31, 2015, respectively, $0.3 million and $0.5 million for the 2.625% Notes, Series B as of July 1, 2016 and December 31, 2015, respectively, and $40.8 million and zero for the Term Loan “B” Facility as of July 1, 2016 and December 31, 2015, respectively.

(10)	The Company has historically renewed these arrangements annually.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt as of July 1, 2016 are as follows (in millions):

Period	Expected Maturities
Remainder of 2016	$492.7
2017	91.3
2018	170.2
2019	69.7
2020	721.8
Thereafter	2,106.5

Total	$3,652.2

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2015 Form 10-K.

Fairchild Transaction Financing

On April 15, 2016, the Company secured capital for the purchase consideration of Fairchild and other general corporate purposes by entering into a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016. Availability of the Revolving Credit Facility is contingent on the closing of the Fairchild Transaction. Upon such closing, the Company’s current senior revolving credit facility described below will terminate and be replaced by the Revolving Credit Facility. The Revolving Credit Facility will mature on the fifth year anniversary of the closing of the Fairchild Transaction.

The Term Loan “B” Facility matures on March 31, 2023. As of July 1, 2016, the Company has borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility. The proceeds, along with $67.7 million funded by the Company, were deposited into escrow accounts, and included within restricted cash on the Company’s Consolidated Balance Sheet as of July 1, 2016, and upon release will be available to pay, directly or indirectly, the purchase price of the acquisition of Fairchild, to refinance, repay or terminate, including discharging and releasing all security and guaranties in respect of, certain of the Company’s and Fairchild’s and its subsidiaries’ existing third party debt (including, but not limited to, the Company’s Amended and Restated Credit Agreement, dated as of October 10, 2013, which is the Company’s currently available senior revolving credit facility), pay transaction fees and expenses, and pay interest on the proceeds in the event of an event of default under the New Credit Agreement during the escrow period. The Term Loan “B” Facility had a 1.5% original issuance discount (“OID”) of the principal amount of the Term Loan “B” Facility, or $33.0 million, which was withheld from the proceeds. The OID is amortized using the effective interest rate method over the term of the Term Loan “B” Facility. The $67.7 million funded by the Company is treated as an investing cash outflow. The proceeds from the Term Loan “B” Facility are reflected as noncash activities. See Note 14: “Supplemental Disclosures” for additional information.

All borrowings under the New Credit Agreement may, at the Company’s option, be incurred as either eurocurrency loans (“Eurocurrency Loans”) or alternate base rate loans (“ABR Loans”). Eurocurrency Loans will accrue interest, subject to interest rate floors set forth in the New Credit Agreement, for any interest period, at (a) a base rate per annum equal to the Adjusted LIBO Rate (as defined in the New Credit Agreement) plus (b) an applicable margin equal to (i) 4.00% with respect to borrowings under the Revolving Credit Facility or (ii) 4.50% with respect to borrowings under the Term Loan “B” Facility. ABR Loans will accrue interest, for any interest period, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%, (ii) the prime commercial lending rate announced by Deutsche Bank AG, New York Branch, from time to time as its prime lending rate and (iii) the Adjusted LIBO Rate for a one month interest period (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined in the New Credit Agreement), subject to the interest rate floors set forth in the New Credit Agreement plus (b) an applicable margin equal to (i) 3.00% with respect to borrowings under the Revolving Credit Facility or (ii) 3.50% with respect to borrowings under the Term Loan “B” Facility. The applicable margin for borrowings under the Revolving Credit Facility will vary based on a defined leverage ratio, which is defined in the Revolving Credit Facility.

Borrowings under the Term Loan “B” Facility were incurred as a Eurocurrency Loans and bear interest at the rate of 5.25% as of July 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $41.9 million for the Term Loan “B” Facility. The underwriter fees are earned and payable as of the acquisition closing date. The Company recognized the Term Loan “B” Facility underwriter fees as a direct deduction from the carrying amount of the debt upon receiving the proceeds from the Term Loan “B” Facility, together with a payable for the amount of underwriter fees expected to be paid as of the acquisition closing date. The Company recorded the Term Loan “B” Facility debt issuance costs as a direct deduction from the carrying amount of the debt and is amortizing them using the effective interest rate method over the term of the loan.

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $7.3 million for the Revolving Credit Facility. The Company recognized the Revolving Credit Facility underwriter fees and debt issuance costs as deferred costs, which are included in other assets on the Company’s Balance Sheet. The Company will amortize these deferred costs on a straight line basis over the term of the Revolving Credit Facility upon the acquisition closing date, which is the date the revolver is available to the Company.

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Net income attributable to ON Semiconductor Corporation	$25.1	$50.7	$61.1	$105.8

Basic weighted-average common shares outstanding	414.9	426.9	413.7	429.2
Dilutive effect of share-based awards	2.7	4.5	2.8	5.1
Dilutive effect of Convertible Notes	—	4.9	—	3.9

Diluted weighted-average common shares outstanding	417.6	436.3	416.5	438.2

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.06	$0.12	$0.15	$0.25

Diluted	$0.06	$0.12	$0.15	$0.24

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted-average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 1.7 million and 1.2 million for the quarters ended July 1, 2016 and July 3, 2015, respectively, and 3.3 million and 1.1 million for the six months ended July 1, 2016 and July 3, 2015, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

There were no repurchases of the Company’s common stock under our share repurchase program during the quarter and six months ended July 1, 2016 as the Company focuses on building up cash reserves ahead of the Fairchild Transaction. Information relating to the Company’s share repurchase programs during the quarter and six months ended July 3, 2015 is as follows (in millions, except per share data):

	Quarter Ended	Six Months Ended
	July 3, 2015	July 3, 2015

Number of repurchased shares (1)(5)	10.4	19.0

Beginning accrued share repurchases (2)	$2.0	$—

Aggregate purchase price	131.1	228.1
Less: ending accrued share repurchases (3)	(3.0)	(3.0)

Total cash used for share repurchases	$130.1	$225.1

Weighted-average purchase price per share (4)	$12.59	$11.96
Available for future purchases at period end	$748.2	$748.2

(1)	None of these shares had been reissued or retired as of July 1, 2016, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.
(5)	Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and six months ended July 1, 2016, was $0.2 million and $8.2 million, respectively, for which the Company withheld less than 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount remitted for the quarter and six months ended July 3, 2015 was $0.2 million and $11.4 million, respectively, for which the Company withheld less than 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of July 1, 2016; however, these shares may be reissued or retired by the Company at a later date.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan, and the Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2015, the non-controlling interest balance was $23.7 million. This balance increased to $24.8 million as of July 1, 2016, resulting from the non-controlling interest’s $1.1 million share of the earnings for the six months ended July 1, 2016.

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance was $22.3 million as of July 3, 2015 due to the non-controlling interest’s $1.4 million share of the earnings for the six months ended July 3, 2015.

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and six months ended July 1, 2016 and July 3, 2015 was comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Cost of revenues	$2.1	$1.9	$4.0	$3.8
Research and development	2.9	2.5	5.4	4.8
Selling and marketing	2.5	2.3	4.6	4.5
General and administrative	8.6	7.4	13.7	12.3

Share-based compensation expense before income taxes	$16.1	$14.1	$27.7	$25.4

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$16.1	$14.1	$27.7	$25.4

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

As of July 1, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $0.2 million, which is expected to be recognized over a weighted-average period of 4 months. As of July 1, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $73.6 million, which is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of stock options exercised during the quarter and six months ended July 1, 2016 was $0.3 million and $0.8 million, respectively. The Company recorded cash received from the exercise of stock options of $0.6 million and $2.2 million, respectively, during the quarter and six months ended July 1, 2016. The Company recorded no related income tax benefits during the quarter and six months ended July 1, 2016.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% and 11% during the quarters ended July 1, 2016 and July 3, 2015, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% and 5% during the quarters ended July 1, 2016 and July 3, 2015, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares Available

As of December 31, 2015, there was an aggregate of 28.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 6.7 million shares available for issuance under the ESPP. As of July 1, 2016, there was an aggregate of 20.6 million shares of common stock available for grant under the Amended and Restated SIP and 5.8 million shares available for issuance under the ESPP.

Stock Options

Summarized stock option information for the quarter and six months ended July 1, 2016 is as follows (in millions, except per share and contractual term data):

	Six Months Ended July 1, 2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2015	5.2	$7.85
Granted	—	—
Exercised	(0.3)	6.70
Canceled	—	—

Outstanding at July 1, 2016	4.9	$7.92	1.96	$5.5

Exercisable at July 1, 2016	4.6	$8.03	1.87	$4.8

Additional information with respect to stock options outstanding as of July 1, 2016, with exercise prices less than or above $8.78 per share, the closing price of the Company’s common stock at July 1, 2016, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $8.78	2.8	$7.07	0.3	$6.28	3.1	$7.00
Above $8.78	1.8	$9.54	—	$—	1.8	$9.54

Total outstanding	4.6	$8.03	0.3	$6.28	4.9	$7.92

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of July 1, 2016 and changes during the six months ended July 1, 2016 (number of shares in millions):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2015	8.5	$10.52
Granted	5.1	9.04
Released	(3.0)	9.64
Forfeited	(0.1)	10.11

Non-vested shares underlying restricted stock units at July 1, 2016	10.5	$10.05

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Grant Awards

During the quarter and six months ended July 1, 2016, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $9.81 per share.

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of July 1, 2016 (in millions):

Remainder of 2016	$11.9
2017	19.3
2018	13.9
2019	10.4
2020	7.6
Thereafter	25.0

Total	$88.1

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

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 1, 2016, the Company’s senior revolving credit facility included $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under the senior revolving credit facility as of July 1, 2016. The Company also had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $5.3 million as of July 1, 2016.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $152.3 million as of July 1, 2016. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $169.9 million as of July 1, 2016. See Note 7: “Long-Term Debt” for additional information.

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

On December 14, 2015, the Company was named as a defendant in a shareholder class action lawsuit filed in state court in Delaware against the Company, Merger Sub, Fairchild and certain directors of Fairchild with respect to the Fairchild Agreement entered into between our Merger Sub and Fairchild in November 2015, by which the Company commenced a tender offer to acquire all of the outstanding shares of Fairchild. The lawsuit alleges breach of duty by the individual defendants and aiding and abetting by the Company and the Merger Sub and has been docketed in the Court of Chancery of the State of Delaware (“District Court”) as Woo v. Fairchild Semiconductor International, Inc. et al, Case # 11798VCL. In March 2016, the plaintiff amended the complaint to allege that Fairchild’s failure to accept the proposal from a third party constituted a breach of fiduciary duty and that certain disclosures filed on Form 14D-9 were misleading or inaccurate. As relief, the amended complaint continues to seek, among other things, an injunction against the tender offer and the merger that are part of the Fairchild Transaction, an accounting for damages, and an award of attorneys’ fees and costs. The Company believes that the claim against it is without merit and intends to defend the litigation vigorously. The litigation process is inherently uncertain, however, and the Company cannot guarantee that the outcome of this matter will be favorable for it.

Intellectual Property Matters

We face risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2016 and December 31, 2015 is as follows (in millions):

		Fair Value Measurements as of July 1, 2016
Description	Balance as of July 1, 2016	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$17.2	$17.2	$—	$—

Liabilities:
Contingent consideration (See Note 3)	5.0	—	—	5.0

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

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of July 1, 2016 and December 31, 2015 are as follows (in millions):

	July 1, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$939.5	$982.7	$925.0	$1,041.9
Long-term debt	$2,470.9	$2,555.0	$386.9	$386.6

The fair value of the Company’s 2.625% Notes, Series B, 1.00% Notes, and Term Loan “B” Facility were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of July 1, 2016 and December 31, 2015.

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

As of July 1, 2016 and December 31, 2015, the Company’s cost method investments had a carrying value of $13.1 million and $12.3 million, respectively.

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

As of July 1, 2016 and December 31, 2015, the Company had net outstanding foreign exchange contracts with notional amounts of $107.6 million and $89.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of July 1, 2016 and December 31, 2015 (in millions):

	July 1, 2016		December 31, 2015
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(33.5)	$33.5	$(17.5)	$17.5
Japanese Yen	(29.4)	29.4	(30.0)	30.0
Malaysian Ringgit	8.5	8.5	7.1	7.1
Philippine Peso	17.3	17.3	13.7	13.7
Other Currencies - Buy	11.5	11.5	17.1	17.1
Other Currencies - Sell	(7.4)	7.4	(4.4)	4.4

	$(33.0)	$107.6	$(14.0)	$89.8

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of July 1, 2016, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended July 1, 2016 and July 3, 2015, realized and unrealized foreign currency transactions totaled a $1.8 million loss and a $0.1 million loss, respectively. For the six months ended July 1, 2016, realized and unrealized foreign currency transactions totaled a $3.3 million loss. For the six months ended July 3, 2015, there was no gain or loss recognized from realized and unrealized foreign currency transactions. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The Company did not have outstanding derivatives designated as cash flow hedges as of July 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

For the quarter and six months ended July 1, 2016, the Company recorded a net loss of zero and $0.2 million, respectively, and a net loss of $1.6 million and $3.4 million for the quarter and six months ended July 3, 2015, respectively, associated with cash flow hedges recognized as a component of cost of revenues.

Note 13:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the six months ended July 1, 2016 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2015	$(42.2)	$(0.1)	$(42.3)

Other comprehensive income (loss) prior to reclassifications	2.8	0.3	3.1
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)

Net current period other comprehensive income (loss)	2.8	0.1	2.9

Balance as of July 1, 2016	$(39.4)	$—	$(39.4)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter and six months ended July 1, 2016 and July 3, 2015, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Six Months Ended

	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015	Affected Line Item Where Net Income is Presented

Effects of cash flow hedges	$—	$(1.6)	$0.2	$(3.4)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	—	—	—	(3.4)	Other income and expense

Total reclassifications	$—	$(1.6)	$0.2	$(6.8)

Included in accumulated other comprehensive loss as of July 1, 2016 is $9.3 million of foreign currency translation losses related to the Company’s subsidiary that owns the KSS facility, which utilizes the Japanese Yen as its functional currency. In connection with the previously announced restructuring plan, the Company intends to liquidate the legal entity. Upon the substantial liquidation of the KSS entity, the Company will evaluate the need to release any amount remaining in accumulated other comprehensive income to its results of operations, as required by the applicable accounting standards.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Six Months Ended
	July 1, 2016	July 3, 2015
Non-cash activities:
Term Loan “B” Facility proceeds deposited directly to escrow account	$2,167.0	$—
Debt issuance costs in accrued expenses	$46.1	$—
Capital expenditures in accounts payable and other liabilities	$73.4	$91.1
Equipment acquired or refinanced through capital leases	$—	$1.5
Cash (received) paid for:
Interest income	$(2.4)	$(0.6)
Interest expense	$32.2	$14.4
Income taxes	$12.6	$11.3

Note 15:    Segment Information

As of July 1, 2016, the Company was organized into four reportable segments, consisting of the Application Products Group, Standard Products Group, System Solutions Group and Image Sensor Group.

Each of the Company’s major product lines has been examined, and each product line has been assigned to a reportable segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Revenues and gross profit for the Company’s reportable segments for the quarters and six months ended July 1, 2016 and July 3, 2015 are as follows (in millions):

	Application Products Group	Image Sensor Group	Standard Products Group	System Solutions Group	Total
For the quarter ended July 1, 2016:
Revenues from external customers	$272.6	$172.8	$309.8	$122.6	$877.8
Segment gross profit	$125.7	$57.4	$111.6	$24.8	$319.5
For the quarter ended July 3, 2015:
Revenues from external customers	$263.5	$173.2	$307.8	$136.0	$880.5
Segment gross profit	$120.0	$53.2	$107.0	$28.2	$308.4
For the six months ended July 1, 2016:
Revenues from external customers	$523.1	$341.0	$594.7	$236.2	$1,695.0
Segment gross profit	$229.5	$118.5	$211.2	$43.0	$602.2
For the six months ended July 3, 2015:
Revenues from external customers	$527.8	$343.7	$611.0	$268.8	$1,751.3
Segment gross profit	$237.3	$102.7	$219.1	$53.4	$612.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
Gross profit for reportable segments	$319.5	$308.4	$602.2	$612.5
Less: unallocated manufacturing costs(1)	(11.6)	(4.0)	(18.8)	(7.7)

Consolidated Gross profit	$307.9	$304.4	$583.4	$604.8

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2016	July 3, 2015	July 1, 2016	July 3, 2015
United States	$139.6	$140.8	$280.5	$272.6
Japan	81.5	64.8	165.8	127.4
Hong Kong	217.1	224.0	395.1	415.2
Singapore	256.0	294.6	502.4	610.9
United Kingdom	141.0	119.2	275.1	248.9
Other	42.6	37.1	76.1	76.3

	$877.8	$880.5	$1,695.0	$1,751.3

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	July 1, 2016	December 31, 2015
United States	$336.3	$326.2
Czech Republic	97.9	102.9
Malaysia	220.8	226.5
Philippines	250.5	259.1
China	102.7	111.0
Other	269.0	248.4

	$1,277.2	$1,274.1

For the quarters and six months ended July 1, 2016 and July 3, 2015, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 16:    Recent Developments and Subsequent Events

Pending Acquisition of Fairchild

Pursuant to the terms and conditions set forth in the Fairchild Agreement, the Company, through Merger Sub, has commenced an offer (the “Offer”) to acquire all of the outstanding shares of Fairchild’s common stock, par value $0.01 per share (the “Shares”), for $20.00 per share in cash, without interest (the “Offer Price”). Following completion of the Offer and subject to the satisfaction or waiver of certain customary conditions set forth in the Fairchild Agreement, including the receipt of certain required regulatory approvals, Merger Sub will be merged with and into Fairchild, with Fairchild surviving as the Company’s wholly-owned subsidiary (the “Merger”).

The Company has financed the estimated $2.4 billion of cash consideration with a combination of cash on hand, proceeds from the issuance of the Term Loan “B” Facility and borrowings available under the Revolving Credit Facility. See Note 7: “Long-Term Debt” for additional information related to the financing. The transactions contemplated by the Fairchild Agreement have been unanimously approved by the boards of directors of both companies.

A detailed description of the transactions contemplated by the Fairchild Agreement can be found in the 8-K filed by the Company with the SEC on November 18, 2015, the Tender Offer Statement on Schedule TO (including the related tender offer materials, including the offer to purchase, the related letter of transmittal and certain other tender offer documents) filed by the Company with the SEC on December 4, 2015, the Solicitation/ Recommendation Statement on Schedule 14D-9 filed by Fairchild with the SEC with respect to the tender offer on December 4, 2015 and all subsequent amendments and supplements to those documents filed with the SEC by the Company and Fairchild. A detailed description of the financing for the Fairchild Transaction is included in the Form 8-K filed by the Company with the SEC on April 15, 2016. The Company currently expects the transactions contemplated by the Fairchild Agreement to close during the third quarter of 2016. Factors, such as regulatory approvals, may affect when and whether the Merger will occur.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”), filed with the SEC on February 24, 2016, and our unaudited consolidated financial statements for the fiscal quarter ended July 1, 2016, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K.

Company Highlights for the Quarter Ended July 1, 2016

•	Total revenues of approximately $877.8 million
•	Gross margin of approximately 35.1%
•	Net income of $0.06 per diluted share
•	Ended the quarter with cash and cash equivalents of approximately $588.1 million

Executive Overview

This Executive Overview presents summary information regarding ON Semiconductor Corporation and its subsidiaries’ (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”) industry, markets, business and operating trends only. For further information regarding the events summarized herein, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by the WSTS group to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 4.5% during 2016 through 2018. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

Business Overview

ON Semiconductor is driving innovation in energy efficient electronics. Our extensive portfolio of analog, digital and mixed signal ICs, standard products, image sensors and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensor and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 50,000 products as of July 1, 2016 and we shipped approximately 26.7 billion units in the first six months of 2016, as compared to 24.5 billion units in the first six months of 2015. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Segments

As of July 1, 2016, we were organized into four operating segments, which also represented our four reporting segments: Application Products Group, Standard Products Group, Image Sensor Group and System Solutions Group. Each of our major product lines has been assigned to a segment based on our operating strategy.

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

Business and Macroeconomic Environment

We have recognized efficiencies from restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical, has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and may experience significant uncertainty and volatility in the future. We have historically reviewed, and will continue to review, our cost structure, capital investments and other expenditures to align our spending and capacity with our current sales and manufacturing projections.

We have historically taken significant actions to align our overall cost structure with our expected revenue levels. We began additional restructuring activities during 2015 that are expected to continue through the second half of 2016. See “Restructuring, Asset Impairments and Other, Net” under heading “Results of Operations -- Quarter Ended July 1, 2016 Compared to Quarter ended July 3, 2015 - Other Operating Expenses” and “Results of Operations -- Six Months Ended July 1, 2016 Compared to Six Months ended July 2, 2015 - Other Operating Expenses” below.

Pending Acquisition of Fairchild

On November 18, 2015, the Company entered into an Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary, which provides for a proposed acquisition of Fairchild by the Company (the “Fairchild Transaction”). On April 15, 2016, we entered into two new financing arrangements to secure capital for the purchase consideration of Fairchild among certain other items. See Note 7: “Long-Term Debt” and Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Outlook

ON Semiconductor Third Quarter 2016 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $885 to $925 million in the third quarter of 2016. Backlog levels for the third quarter of 2016 represent approximately 80% to 85% of our anticipated third quarter 2016 revenues. For the third quarter of 2016, we estimate that gross margin as a percentage of revenues will be approximately 34.6% to 36.6%. Our outlook does not include any contributions from the acquisition of Fairchild.

Results of Operations

Quarter Ended July 1, 2016 Compared to the Quarter Ended July 3, 2015

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended July 1, 2016 and July 3, 2015 (in millions):

	Quarter Ended
	July 1, 2016	July 3, 2015	Dollar Change
Revenues	$877.8	$880.5	$(2.7)
Cost of revenues (exclusive of amortization shown below)	569.9	576.1	(6.2)

Gross profit	307.9	304.4	3.5
Operating expenses:
Research and development	103.0	100.4	2.6
Selling and marketing	52.7	50.4	2.3
General and administrative	46.0	45.0	1.0
Amortization of acquisition-related intangible assets	23.5	33.6	(10.1)
Restructuring, asset impairments and other, net	5.2	3.5	1.7
Intangible asset impairment	2.2	3.7	(1.5)

Total operating expenses	232.6	236.6	(4.0)

Operating income	75.3	67.8	7.5

Other (expense) income, net:
Interest expense	(42.1)	(10.7)	(31.4)
Interest income	2.1	0.3	1.8
Other	(1.9)	2.1	(4.0)
Loss on debt extinguishment	—	(0.4)	0.4

Other (expense) income, net	(41.9)	(8.7)	(33.2)

Income before income taxes	33.4	59.1	(25.7)
Income tax provision	(7.6)	(7.7)	0.1

Net income	25.8	51.4	(25.6)
Less: Net income attributable to Non-Controlling Interest	(0.7)	(0.7)	—

Net income attributable to ON Semiconductor Corporation	$25.1	$50.7	$(25.6)

Revenues

Revenues were $877.8 million and $880.5 million for the quarters ended July 1, 2016 and July 3, 2015, respectively, representing a decrease of $2.7 million or approximately 0%. The decrease in revenues for the quarter ended July 1, 2016 compared to the quarter ended July 3, 2015 is primarily attributed to a decrease in revenue in our System Solutions Group, partially offset by an increase in revenue in our Applications Products Group as a result of an improved demand environment.

Revenues by reportable segment for the quarters ended July 1, 2016 and July 3, 2015 were as follows (dollars in millions):

	Quarter Ended July 1, 2016	As a % of Total Revenue (1)	Quarter Ended July 3, 2015	As a % of Total Revenue (1)
Application Products Group	$272.6	31.1%	$263.5	29.9%
Image Sensor Group	172.8	19.7%	173.2	19.7%
Standard Products Group	309.8	35.3%	307.8	35.0%
System Solutions Group	122.6	14.0%	136.0	15.4%

Total revenues	$877.8		$880.5

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group increased by $9.1 million, or approximately 3%, for the second quarter of 2016 compared to the second quarter of 2015. This increase is primarily attributable to a $7.6 million, or approximately 8%, increase in revenues from our analog products and a $5.2 million, or approximately 4%, increase in revenues from our ASIC products, partially offset by a $2.7 million, or approximately 42%, decrease in revenues from some of our foundry products.

Revenues from the Image Sensor Group decreased by $0.4 million, or approximately 0%, for the second quarter of 2016 compared to the second quarter of 2015. This decrease is primarily attributable to a $5.7 million, or approximately 4%, decrease in revenues from our CMOS Image Sensor products, partially offset by a $5.4 million, or approximately 23%, increase in revenues from our ASIC products.

Revenues from the Standard Products Group increased by $2.0 million, or approximately 1%, for the second quarter of 2016 compared to the second quarter of 2015. This increase is primarily attributable to an $8.1 million, or approximately 9%, increase in revenues from our analog products, partially offset by a $2.9 million, or approximately 12%, decrease in revenues from our memory products, and a $2.8 million, or approximately 2%, decrease in revenues from our discrete products.

Revenues from the System Solutions Group decreased by $13.4 million, or approximately 10%, for the second quarter of 2016 compared to the second quarter of 2015. This decrease is primarily attributable to a $7.6 million, or approximately 25%, decrease in revenues from our IPM products and a $4.9 million, or approximately 19%, decrease in revenues from our discrete products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended July 1, 2016 and July 3, 2015, are summarized as follows (dollars in millions):

	Quarter Ended July 1, 2016	As a % of Total Revenue (1)	Quarter Ended July 3, 2015	As a % of Total Revenue (1)
United States	$139.6	15.9%	$140.8	16.0%
Japan	81.5	9.3%	64.8	7.4%
Hong Kong	217.1	24.7%	224.0	25.4%
Singapore	256.0	29.2%	294.6	33.5%
United Kingdom	141.0	16.1%	119.2	13.5%
Other	42.6	4.9%	37.1	4.2%

Total	$877.8		$880.5

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended July 1, 2016 and July 3, 2015, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended July 1, 2016 and July 3, 2015 was as follows (dollars in millions):

	Quarter Ended July 1, 2016	As a % of Segment Revenue (1)	Quarter Ended July 3, 2015	As a % of Segment Revenue (1)
Application Products Group	$125.7	46.1%	$120.0	45.5%
Image Sensor Group	57.4	33.2%	53.2	30.7%
Standard Products Group	111.6	36.0%	107.0	34.8%
System Solutions Group	24.8	20.2%	28.2	20.7%

Gross profit by segment	$319.5		$308.4
Unallocated manufacturing costs (2)	(11.6)	(1.3) %	(4.0)	(0.5) %

Total gross profit	$307.9	35.1%	$304.4	34.6%

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

Our gross profit was $307.9 million in the second quarter of 2016 compared to $304.4 million in the second quarter of 2015. The gross profit increase of $3.5 million, or approximately 1%, during the second quarter of 2016 is primarily due to increases in gross profit in our Application Products Group, Image Sensor Group, and Standard Products Group as a result of higher utilization, partially offset by decreased profit in our System Solutions Group.

Gross profit as a percentage of revenues increased to approximately 35.1% in the second quarter of 2016 from approximately 34.6% in the second quarter of 2015. This increase was primarily driven by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $103.0 million for the second quarter of 2016, compared to $100.4 million for the second quarter of 2015, representing an increase of $2.6 million, or approximately 3%. This increase is primarily associated with higher contracted service expense and payroll expenses, including incentive compensation and payroll related costs.

Selling and marketing expenses were $52.7 million for the second quarter of 2016, compared to $50.4 million for the second quarter of 2015, representing an increase of $2.3 million, or approximately 5%. This increase is primarily associated with higher travel expenses and payroll expenses, including incentive compensation and payroll related costs.

General and administrative expenses were $46.0 million for the second quarter of 2016, compared to $45.0 million in the second quarter of 2015, representing a increase of $1.0 million, or approximately 2%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs, as well as $2.0 million of acquisition related expenses incurred during the second quarter of 2016, partially offset by a decrease in contracted service expenses.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $23.5 million and $33.6 million for the quarters ended July 1, 2016 and July 3, 2015, respectively. The decrease in amortization of acquisition-related intangible assets is attributable to declining amortization of our Aptina and Truesense intangible assets. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to intangible assets.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $5.2 million for the quarter ended July 1, 2016 compared to $3.5 million for the quarter ended July 3, 2015. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended July 1, 2016

During the quarter ended July 1, 2016, we recorded approximately $5.2 million of charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

Quarter Ended July 3, 2015

During the quarter ended July 3, 2015, we recorded approximately $3.2 million of charges related to our restructuring programs, primarily consisting of $2.7 million of employee separation charges from our European marketing organization relocation plan and $0.3 million of business combination severance charges.

Interest Expense

Interest expense increased by $31.4 million to $42.1 million during the quarter ended July 1, 2016 compared to $10.7 million during the quarter ended July 3, 2015 as a result of borrowings under the Term Loan “B” Facility. Our average gross long-term debt balance (including current maturities) during the quarter ended July 1, 2016 was $2,563.7 million at a weighted-average interest rate of approximately 6.6%, compared to $1,337.1 million at a weighted-average interest rate of approximately 3.2% during the quarter ended July 3, 2015.

Other

Other income and expense decreased by $4.0 million to an expense of $1.9 million for the quarter ended July 1, 2016 compared to income of $2.1 million for the quarter ended July 3, 2015, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity and a gain on available-for-sale securities recognized during the quarter ended July 3, 2015.

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

Provision for Income Taxes

We recorded an income tax provision of $7.6 million and an income tax provision of $7.7 million during the quarters ended July 1, 2016 and July 3, 2015, respectively.

The income tax provision for the quarter ended July 1, 2016 consisted primarily of $6.2 million for income and withholding taxes of certain of our foreign and domestic operations and $2.3 million of new reserves and interest on existing reserves for uncertain prior year tax positions, partially offset by the reversal of $0.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended July 1, 2016.

The income tax provision for the quarter ended July 3, 2015 consisted of $8.5 million for income and withholding taxes of certain of our foreign and domestic operations and $0.7 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $1.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended July 3, 2015 and $0.1 million for the effects of income tax rate changes in certain of our foreign jurisdictions.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the quarter ended July 1, 2016 was 22.8%, which differs from the U.S. statutory federal income tax rate of 35% principally due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance will be reversed within one year of July 1, 2016, which is not expected to have a material effect on our cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

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

Results of Operations

Six Months Ended July 1, 2016 Compared to the Six Months Ended July 3, 2015

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended July 1, 2016 and July 3, 2015 (in millions):

	Six Months Ended
	July 1, 2016	July 3, 2015	Dollar Change
Revenues	$1,695.0	$1,751.3	$(56.3)
Cost of revenues (exclusive of amortization shown below)	1,111.6	1,146.5	(34.9)

Gross profit	583.4	604.8	(21.4)
Operating expenses:
Research and development	201.0	200.8	0.2
Selling and marketing	101.9	103.7	(1.8)
General and administrative	90.5	91.7	(1.2)
Amortization of acquisition-related intangible assets	47.2	67.5	(20.3)
Restructuring, asset impairments and other, net	6.9	1.2	5.7
Intangible asset impairment	2.2	3.7	(1.5)

Total operating expenses	449.7	468.6	(18.9)

Operating income	133.7	136.2	(2.5)

Other (expense) income, net:
Interest expense	(57.7)	(19.9)	(37.8)
Interest income	2.4	0.6	1.8
Other	(3.3)	5.8	(9.1)
Loss on debt extinguishment	—	(0.4)	0.4

Other (expense) income, net	(58.6)	(13.9)	(44.7)

Income before income taxes	75.1	122.3	(47.2)
Income tax provision	(12.9)	(15.1)	2.2

Net income	62.2	107.2	(45.0)
Less: Net income attributable to Non-Controlling Interest	(1.1)	(1.4)	0.3

Net income attributable to ON Semiconductor Corporation	$61.1	$105.8	$(44.7)

Revenues

Revenues were $1,695.0 million and $1,751.3 million for the six months ended July 1, 2016 and July 3, 2015, respectively. The decrease in revenues for the six months ended July 1, 2016 compared to the six months ended July 3, 2015 primarily resulted from a decline in average selling prices of approximately 8% across all segments combined, partially offset by higher sales volume.

Revenues by reportable segment for the six months ended July 1, 2016 and July 3, 2015 were as follows (dollars in millions):

	Six Months Ended July 1, 2016	As a % of Total Revenue (1)	Six Months Ended July 3, 2015	As a % of Total Revenue (1)
Application Products Group	$523.1	30.9%	$527.8	30.1%
Image Sensor Group	341.0	20.1%	343.7	19.6%
Standard Products Group	594.7	35.1%	611.0	34.9%
System Solutions Group	236.2	13.9%	268.8	15.3%

Total revenues	$1,695.0		$1,751.3

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Application Products Group decreased by $4.7 million, or approximately 1%, for the six months ended July 1, 2016 compared to the six months ended July 3, 2015. This decrease is primarily attributable to a $4.0 million, or approximately 36%, decrease in revenues from our foundry products.

Revenues from the Image Sensor Group decreased by $2.7 million for the six months ended July 1, 2016 compared to the six months ended July 3, 2015. This decrease is attributable to a $6.2 million, or approximately 2%, decrease in revenues from our CMOS Image Sensor products, partially offset by a $3.5 million, or approximately 7%, increase in revenues from our ASIC products.

Revenues from the Standard Products Group decreased by $16.3 million, or approximately 3%, for the six months ended July 1, 2016 compared to the six months ended July 3, 2015. This decrease is primarily attributable to an $8.4 million, or approximately 3%, decrease in revenues from our discrete products and a $5.2 million, or approximately 5%, decrease in revenues from our TMOS products.

Revenues from the System Solutions Group decreased by $32.6 million, or approximately 12%, for the six months ended July 1, 2016 compared to the six months ended July 3, 2015. This decrease is primarily attributable to a $16.4 million, or approximately 28%, decrease in revenues from our IPM products and a $12.6 million, or approximately 8%, decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, for the six months ended July 1, 2016 and July 3, 2015 were as follows (dollars in millions):

	Six Months Ended July 1, 2016	As a % of Total Revenue (1)	Six Months Ended July 3, 2015	As a % of Total Revenue (1)
United States	$280.5	16.5%	$272.6	15.6%
Japan	165.8	9.8%	127.4	7.3%
Hong Kong	395.1	23.3%	415.2	23.7%
Singapore	502.4	29.6%	610.9	34.9%
United Kingdom	275.1	16.2%	248.9	14.2%
Other	76.1	4.5%	76.3	4.4%

Total	$1,695.0		$1,751.3

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended July 1, 2016 and July 3, 2015, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the six months ended July 1, 2016 and July 3, 2015 was as follows (dollars in millions):

	Six Months Ended July 1, 2016	As a % of Segment Revenue (1)	Six Months Ended July 3, 2015	As a % of Segment Revenue (1)
Application Products Group	$229.5	43.9%	$237.3	45.0%
Image Sensor Group	118.5	34.8%	102.7	29.9%
Standard Products Group	211.2	35.5%	219.1	35.9%
System Solutions Group	43.0	18.2%	53.4	19.9%

Gross profit by segment	$602.2		$612.5
Unallocated manufacturing costs (2)	(18.8)	(1.1) %	(7.7)	(0.4) %

Total gross profit	$583.4	34.4%	$604.8	34.5%

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

Our gross profit was $583.4 million during the six months ended July 1, 2016 compared to $604.8 million during the six months ended July 3, 2015. The gross profit decrease of $21.4 million, or approximately 4%, during the six months ended July 1, 2016 is primarily due to decreases in gross profit in our Application Products Group, Standard Products Group and System Solutions Group due to a decline in average selling prices of approximately 8%, partially offset by improved performance in our Image Sensor Group due to a favorable product mix.

Gross profit as a percentage of revenues decreased to approximately 34.4% during the six months ended July 1, 2016 from approximately 34.5% during the six months ended July 3, 2015. This decrease was primarily driven by offsetting changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $201.0 million for the six months ended July 1, 2016 compared to $200.8 million for the six months ended July 3, 2015, representing a increase of $0.2 million, or approximately 0%. This increase is primarily associated with higher contracted service expense, offset by lower payroll expenses, including incentive compensation and payroll related costs as well as lower depreciation.

Selling and marketing expenses were $101.9 million for the six months ended July 1, 2016 compared to $103.7 million for the six months ended July 3, 2015, representing a decrease of $1.8 million, or approximately 2%. This decrease is primarily associated with lower payroll expenses, including incentive compensation and payroll related costs.

General and administrative expenses were $90.5 million for the six months ended July 1, 2016 compared to $91.7 million for the six months ended July 3, 2015, representing a decrease of $1.2 million, or approximately 1%. This decrease is primarily associated with lower payroll expenses, including incentive compensation and payroll related costs, contracted service expense, travel expense, and depreciation expense, partially offset by $4.5 million of acquisition-related expenses incurred during the six months ended July 3, 2015.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $47.2 million and $67.5 million for the six months ended July 1, 2016 and July 3, 2015, respectively. The decrease in amortization of acquisition-related intangible assets is attributable to declining amortization of our Aptina and Truesense intangible assets. See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $6.9 million for the six months ended July 1, 2016 compared to $1.2 million for the six months ended July 3, 2015. The information below summarizes certain activities for each respective period. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Six Months Ended July 1, 2016

During the six months ended July 1, 2016, we recorded approximately $6.9 million of net charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

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

Intangible Asset Impairment

During the six months ended July 1, 2016 and July 3, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded a related impairment loss of $2.2 million and $3.7 million, respectively, included in the “Intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income.

See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $37.8 million to $57.7 million during the six months ended July 1, 2016 compared to $19.9 million during the six months ended July 3, 2015 as a result of borrowings under the Term Loan “B” Facility. Our average long-term debt balance (including current maturities and net of debt discount) during the six months ended July 1, 2016 was $2,584.0 million at a weighted-average interest rate of approximately 4.5%, compared to $1,352.9 million at a weighted-average interest rate of approximately 2.9% during the six months ended July 3, 2015.

Other

Other income decreased by $9.1 million for the six months ended July 1, 2016, to an expense of $3.3 million from income of $5.8 million for the six months ended July 3, 2015. The increase is primarily attributable to the gain on sale of available-for-sale securities and fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity.

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

Provision for Income Taxes

We recorded an income tax provision of $12.9 million and $15.1 million during the six months ended July 1, 2016 and July 3, 2015, respectively.

The income tax provision for the six months ended July 1, 2016 consisted primarily of $12.2 million for income and withholding taxes of certain of our foreign and domestic operations and $2.6 million of new reserves and interest on existing reserves for uncertain prior year tax positions in foreign taxing jurisdictions, partially offset by the reversal of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the six months ended July 1, 2016.

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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and earnings being higher than anticipated in countries that have higher tax rates. Our effective tax rate for the six months ended July 1, 2016 was 17.2%, which differs from the U.S. statutory federal income tax rate of 35% principally due to our domestic tax losses and tax rate differential in our foreign subsidiaries. We continue to maintain a full valuation allowance on all of our domestic and substantially all of our Japan-related deferred tax assets; however, it is reasonably possible that a substantial portion of the valuation allowance on our domestic deferred tax assets will be reversed within one year of July 1, 2016, which is not expected to have a material effect on our cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

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

Contractual Obligations

As of July 1, 2016, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2015 Form 10-K, except for the debt obligations, interest expense and fees associated with the debt we have incurred and expect to incur in connection with the closing of the Fairchild Transaction. For information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our senior revolving credit facility) see Note 10: “Commitments and Contingencies” and for pension plan information see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q. See Note 7: “Long-Term Debt” and Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of debt we have incurred and expect to incur in connection with the closing of the Fairchild Transaction.

Our balance of cash and cash equivalents was $588.1 million as of July 1, 2016. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months, exclusive of capital requirements associated with the Fairchild Transaction. Total cash and cash equivalents as of July 1, 2016 include approximately $117.3 million available within the United States. In addition to cash and cash equivalents already on hand in the United States, we have the ability to obtain cash in the United States by settling loans with our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt, including a discussion of debt we have incurred and expect to incur in connection with the closing of the Fairchild Transaction. See also Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for other information concerning the Fairchild Transaction.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; or customs guarantees. As of July 1, 2016, our senior revolving credit facility included a $15.0 million availability for the issuance of letters of credit. There were no letters of credit outstanding under our senior revolving credit facility as of July 1, 2016. We also had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $5.3 million as of July 1, 2016.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $152.3 million as of July 1, 2016. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $169.9 million as of July 1, 2016. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $88.1 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

If we fail to generate sufficient cash from operations, we may need to borrow additional funds or raise additional equity to achieve our longer term objectives. There can be no assurance that such borrowings or equity will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs as well as enable us to maintain compliance with our various debt agreements through at least the next twelve months, including the payment of debt maturing in 2016. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the six months ended July 1, 2016, we paid $124.9 million for capital expenditures, while during the six months ended July 3, 2015, we paid $140.3 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2016 is approximately $28.0 million. Our current minimum contractual capital expenditure commitment for 2017 and thereafter is approximately $4.7 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, including a $2.2 billion Term Loan “B” Facility, with the proceeds deposited into escrow accounts pending the closing of the acquisition. The associated interest expense related to our Term Loan “B” Facility had, and will continue to have, a material impact to our results of operations throughout the term of New Credit Agreement. See Note 7: “Long-Term Debt” and Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Six Months Ended
	July 1, 2016	July 3, 2015
Summarized cash flow from operating activities
Net income	$62.2	$107.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.3	178.6
Write-down of excess inventories	35.7	28.2
Non-cash intangible asset impairment charges	2.2	3.7
Non-cash share-based compensation expense	27.7	25.4
Change in deferred taxes	3.2	(0.4)
Other adjustments	13.8	(3.3)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(50.2)	(73.1)
Inventories	(34.7)	(41.3)
Other assets	(10.9)	7.1
Deferred income on sales to distributors	6.7	(10.0)
Other changes in assets and liabilities	3.1	(37.0)

Net cash provided by operating activities	$219.1	$185.1

Our cash flows provided by operating activities for the six months ended July 1, 2016 increased by $34.0 million compared to the six months ended July 3, 2015. The increase is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash, cash equivalents and short-term investments, was $73.2 million at July 1, 2016 and has fluctuated between $33.9 million and $315.8 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $661.3 million at July 1, 2016 and has fluctuated between $611.8 million and $797.8 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the six months ended July 1, 2016, our working capital was most significantly impacted by our capital expenditures, our repayment of long-term debt, including capital leases, and our deposit of funds into an escrow account pursuant to the terms of an escrow agreement. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Working capital as of July 1, 2016 includes the prospective adoption of ASU 2015-17. Periods prior to December 31, 2015 have not been adjusted for the adoption of ASU 2015-17. See Note 2: “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

On April 15, 2016, the Gross Proceeds, along with certain other amounts funded by the Company, were deposited into escrow accounts pursuant to the terms of an escrow agreement and, upon release from escrow, in accordance with the terms of the escrow agreement, will be available primarily to pay, directly or indirectly, the purchase price of the Fairchild Transaction pursuant to the terms of the Fairchild Agreement and certain other items, subject to the terms and conditions of the New Credit Agreement. The associated interest expense related to our Term Loan “B” Facility has had, and will continue to have, a material impact to our results of operations throughout the term of New Credit Agreement.

See Note 7: “Long-Term Debt” and Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Debt Guarantees and Related Covenants

Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. As of July 1, 2016, we believe that we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our senior revolving credit facility and various other debt agreements. See Note 7: “Long-Term Debt” and Note 16: “Recent Developments and Subsequent Events” for a description of our Fairchild Transaction financing.

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

As of July 1, 2016, our gross long-term debt (including current maturities) totaled $3,652.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,108.4 million as of July 1, 2016. We do have interest rate exposure with respect to the $2,543.8 million balance of our variable interest rate debt outstanding as of July 1, 2016. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $12.7 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

Except as described above, our exposure to market risk from December 31, 2015 to July 1, 2016 has not changed materially from the information provided in our 2015 Form 10-K. Information on our exposure to market risk includes our Fairchild Transaction financing, which increases our floating rate interest exposure. See Note 16: “Recent Developments and Subsequent Events” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at July 1, 2016 and December 31, 2015 was $107.6 million and $89.8 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in United States Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, Czech Koruna, and British Pounds Sterling. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the United States Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $30.6 million as of July 1, 2016, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 1, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes in our assessment of our risk factors included in our 2015 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance, economic conditions and markets (including current financial conditions), effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, risks associated with our pending acquisition of Fairchild, including: (1) the risk that the conditions to the closing of the transaction are not satisfied; (2) litigation challenging the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; (4) risks that the proposed transaction disrupts our current plans and operations; (5) our ability to retain key personnel; (6) competitive responses to the transaction; (7) unexpected costs, charges or expenses resulting from the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) our ability to realize the benefits of the acquisition of Fairchild; (10) delays, challenges and expenses associated with integrating the businesses; (11) delays, challenges and expenses associated with the indebtedness planned to be incurred in connection with the transaction; and (12) legislative, regulatory and economic developments, competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses), risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2015 Form 10-K, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2015 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. The following risk factors are in addition to those included in our 2015 Form 10-K.

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

Issuer Purchases of Equity Securities

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended July 1, 2016, as we focus on building up cash reserves ahead of the Fairchild Transaction.

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

As of July 1, 2016, approximately $628.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. The Fairchild Transaction financing may limit our future activity under the 2014 Share Repurchase Program as the New Credit Agreement includes contractual limitations on share repurchase until certain ratio tests are satisfied. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this

Form 10-Q for further information on the 2014 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
10.1

Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation

Amended and Restated Stock Incentive Plan (2016 form of performance based award for Senior Vice Presidents and above)(1)(2)

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

ON SEMICONDUCTOR CORPORATION
(Registrant)

Date: August 8, 2016	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
10.1

Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation

Amended and Restated Stock Incentive Plan (2016 form of performance based award for Senior Vice Presidents and above)(1)(2)

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