Form 10-Q
period 2016-09-30
ON SEMICONDUCTOR CORP
filed 2016-11-07
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on November 2, 2016:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	416,962,802

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term

1.00% Notes	1.00% Convertible Senior Notes due 2020
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPM	Integrated power module
IPRD	In-Process Research and Development
KSS	Back-end manufacturing facility in Hanyu, Japan
LED	Light-emitting diode
LIBO Rate	London Interbank Offered Rate
LSI	Large scale integration
Motorola	Motorola Inc.
OEM	Original equipment manufacturer
SCI LLC	Semiconductor Components Industries, LLC
SEC	Securities and Exchange Commission
SMBC	Sumitomo Mitsui Banking Corporation
Truesense	Truesense Imaging, Inc.
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$880.5	$617.6
Receivables, net	675.1	426.4
Inventories	1,083.1	750.4
Other current assets	163.7	97.1

Total current assets	2,802.4	1,891.5
Property, plant and equipment, net	2,074.6	1,274.1
Goodwill	1,000.8	270.6
Intangible assets, net	778.1	325.8
Deferred tax assets	50.8	44.5
Other assets	84.2	63.1

Total assets	$6,790.9	$3,869.6

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$407.5	$337.7
Accrued expenses	429.2	246.2
Deferred income on sales to distributors	120.6	112.0
Current portion of long-term debt (Note 7)	540.6	543.4

Total current liabilities	1,497.9	1,239.3
Long-term debt (Note 7)	3,095.7	850.5
Deferred tax liabilities	248.2	17.3
Other long-term liabilities	195.1	130.6

Total liabilities	5,036.9	2,237.7

Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 540,067,760 and 534,134,721 shares issued, 416,863,599 and 412,039,805 shares outstanding, respectively)	5.4	5.3
Additional paid-in capital	3,478.1	3,420.3
Accumulated other comprehensive loss	(38.6)	(42.3)
Accumulated deficit	(638.2)	(709.4)
Less: Treasury stock, at cost: 123,204,161 and 122,094,916 shares, respectively	(1,076.1)	(1,065.7)

Total ON Semiconductor Corporation stockholders’ equity	1,730.6	1,608.2
Non-controlling interest in consolidated subsidiary	23.4	23.7

Total stockholders’ equity	1,754.0	1,631.9

Total liabilities and stockholders’ equity	$6,790.9	$3,869.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenues	$950.9	$904.2	$2,645.9	$2,655.5
Cost of revenues (exclusive of amortization shown below)	621.9	595.7	1,733.5	1,742.2

Gross profit	329.0	308.5	912.4	913.3
Operating expenses:
Research and development	111.5	104.9	312.5	305.7
Selling and marketing	56.7	52.3	158.6	156.0
General and administrative	67.6	44.9	158.1	136.6
Amortization of acquisition-related intangible assets	24.7	33.6	71.9	101.1
Restructuring, asset impairments and other, net	21.8	3.3	28.7	4.5
Intangible asset impairment	—	0.1	2.2	3.8

Total operating expenses	282.3	239.1	732.0	707.7

Operating income	46.7	69.4	180.4	205.6

Other (expense) income, net:
Interest expense	(46.7)	(14.9)	(104.4)	(34.8)
Interest income	1.4	0.2	3.8	0.8
Gain on divestiture of business	92.2	—	92.2	—
Loss on modification or extinguishment of debt	(6.3)	—	(6.3)	(0.4)
Other	—	2.1	(3.3)	7.9

Other (expense) income, net	40.6	(12.6)	(18.0)	(26.5)

Income before income taxes	87.3	56.8	162.4	179.1
Income tax provision	(76.7)	(10.0)	(89.6)	(25.1)

Net income	10.6	46.8	72.8	154.0
Less: Net income attributable to Non-Controlling Interest	(0.5)	(0.5)	(1.6)	(1.9)

Net income attributable to ON Semiconductor Corporation	$10.1	$46.3	$71.2	$152.1

Comprehensive income (loss), net of tax:
Net income	$10.6	$46.8	$72.8	$154.0

Foreign currency translation adjustments	0.8	0.2	3.6	0.2
Effects of cash flow hedges	—	0.4	0.1	1.7
Effects of available-for-sale securities	—	(1.1)	—	(4.5)

Other comprehensive (loss) income, net of tax of $0.0 million	0.8	(0.5)	3.7	(2.6)

Comprehensive income	11.4	46.3	76.5	151.4
Comprehensive income attributable to non-controlling interest	(0.5)	(0.5)	(1.6)	(1.9)

Comprehensive income attributable to ON Semiconductor Corporation	$10.9	$45.8	$74.9	$149.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.02	$0.11	$0.17	$0.36

Diluted	$0.02	$0.11	$0.17	$0.35

Weighted-average common shares outstanding:
Basic	415.8	413.7	414.4	424.0

Diluted	419.8	417.5	417.6	431.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 30, 2016	October 2, 2015
Cash flows from operating activities:
Net income	$72.8	$154.0
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	244.1	267.8
Gain on divestiture of business	(92.2)	—
(Gain) loss on sale or disposal of fixed assets	0.6	(4.1)
Amortization of debt discount and issuance costs	7.4	1.9
Loss on debt extinguishment or modification	6.3	0.4
Payments for term debt modification	(26.4)	—
Write-down of excess inventories	40.1	38.4
Non-cash share-based compensation expense	41.9	36.3
Non-cash interest on convertible notes	19.6	11.2
Non-cash asset impairment charges	—	0.2
Non-cash intangible asset impairment charges	2.2	3.8
Change in deferred taxes	65.5	0.1
Other	(2.7)	(5.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(9.1)	(87.6)
Inventories	(33.7)	(62.1)
Other assets	(23.6)	(15.4)
Accounts payable	28.4	(11.8)
Accrued expenses	3.4	19.4
Deferred income on sales to distributors	10.1	(34.7)
Other long-term liabilities	(2.9)	1.1

Net cash provided by operating activities	351.8	313.4

Cash flows from investing activities:
Purchases of property, plant and equipment	(160.8)	(204.8)
Proceeds from divestiture of business	104.0	—
Proceeds from sales of property, plant and equipment	0.4	10.4
Deposits utilized for purchases of property, plant and equipment	0.9	0.2
Purchase of business, net of cash acquired	(2,277.2)	(10.1)
Cash placed in escrow	(67.7)	(0.8)
Cash received from escrow	23.8	—
Proceeds from sale of available-for-sale securities	—	5.5
Proceeds from sale of held-to-maturity securities	—	2.0
Purchases of held-to-maturity securities	—	(0.8)
Other	1.8	—

Net cash used in investing activities	(2,374.8)	(198.4)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	10.9	10.9
Proceeds from exercise of stock options	5.1	25.1
Payments of tax withholding for restricted shares	(10.4)	(12.4)
Repurchase of common stock	—	(328.2)
Proceeds from debt issuance	2,581.9	808.1
Purchases of convertible note hedges	—	(108.9)
Proceeds from issuance of warrants	—	52.0
Payments of debt issuance and other financing costs	(6.5)	(20.4)
Repayment of long-term debt	(287.6)	(478.4)
Payment of capital lease obligations	(12.2)	(17.5)
Dividend to non-controlling shareholder of consolidated subsidiary	(1.9)	—

Net cash provided by (used in) financing activities	2,279.3	(69.7)

Effect of exchange rate changes on cash and cash equivalents	6.6	(0.2)

Net increase in cash and cash equivalents	262.9	45.1
Cash and cash equivalents, beginning of period	617.6	511.7

Cash and cash equivalents, end of period	$880.5	$556.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor,” “ON,” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2016 ending on September 30, 2016, and each fiscal year ending on December 31. The three months ended September 30, 2016 and October 2, 2015 both contained 91 days. The nine months ended September 30, 2016 and October 2, 2015 contained 274 and 275 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and nine months ended September 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for audited financial statements. The balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 24, 2016 (“2015 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Acquisition of Fairchild

On September 19, 2016, the Company completed its acquisition of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), pursuant to the Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub”), which provided for the acquisition of Fairchild by the Company (the “Fairchild Transaction”). Fairchild is a semiconductor company that delivers energy-efficient, easy-to-use and value-added semiconductor solutions for power and mobile designs. See Note 3: “Acquisitions and Divestitures” for additional information.

Revenue Recognition Policy

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

For products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights” within the semiconductor industry), the Company recognizes the related revenue and cost of revenues depending on if the sale originated through an ON or legacy Fairchild process. If the sale originated through an ON process, revenue is recognized when ON is informed by the distributor that it has resold the products to the end-user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through an ON process, the Company defers the related revenue and gross margin on sales to these distributors until it is informed by the distributor that the products have been resold to the end-user, at which time the ultimate sales price is known. Legacy Fairchild’s systems and processes enable the Company to estimate up front the effects of returns and allowances provided to the distributors and thereby record the net revenue at the time of sale related to a legacy Fairchild process. Although payment terms vary, most distributor agreements require payment within 30 days. Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. The Company reviews warranty and related claims activities and records provisions, as necessary.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Freight and handling costs are included in cost of revenues and are recognized as period expense when incurred. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Segments

During the third quarter of 2016, the Company realigned its segments into three operating segments, which also represents its three reporting segments: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, are now part of the three operating segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. See Note 3: “Acquisitions and Divestitures” for additional information with respect to the Company’s acquisition of Fairchild. See also Note 16: “Segment Information” for additional information on the Company’s reportable segments.

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

Note 2:    Recent Accounting Pronouncements

ASU’s Adopted:

ASU No. 2015-17 - “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”)

In November 2015, the FASB issued ASU 2015-17, which requires that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. ASU 2015-17 is effective in fiscal years beginning after December 15, 2016. Early adoption is permitted on either a prospective or retrospective basis. The Company elected early adoption as of the interim period beginning October 3, 2015, effective for the annual period ended December 31, 2015, and selected the prospective application. Prior periods have not been retrospectively adjusted.

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

The Company elected early adoption of ASU 2015-03 as of the year ended December 31, 2015, applicable to debt issuance costs related to its convertible notes, and retrospectively adjusted certain prior year amounts to reflect the effects of applying the new guidance. Pursuant to ASU 2015-15, debt issuance costs relating to the Company’s revolving credit facility have been deferred and are included in other assets on the Company’s Consolidated Balance Sheet. See Note 7: “Long-Term Debt” for additional information with respect to the Company’s debt issuance costs.

ASUs Pending Adoption:

ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended September 30, 2016.

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-09 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended September 30, 2016.

ASU No. 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended September 30, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-01 - “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”)

In January 2016, the FASB issued ASU No. 2016-01, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-01 may have on its consolidated financial statements.

ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2015-11 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended September 30, 2016.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), ASU No. 2015-14 - “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), ASU No. 2016-08 - “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10 - “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) and ASU No. 2016-12 - “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09.

The Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. For additional information with respect to the Company’s revenue recognition policy, see Note 1: “Background and Basis of Presentation.” Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10 and ASU 2016-12, the Company believes one of the more significant impacts will be that it is no longer permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company has been enhancing and continues to enhance its internal systems, processes and controls for making the required estimates. During the quarter ended September 30, 2016, the Company continued the necessary updates and improvements to its systems, processes and controls and based on its progress intends to adopt the standard as of January 1, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 3:    Acquisitions and Divestitures

Acquisition of Fairchild

On September 19, 2016, the Company acquired 100% of Fairchild, whereby Fairchild became a wholly-owned subsidiary of the Company. The purchase price totaled $2,532.2 million in cash and was funded by the Company’s borrowings against its Term Loan “B” Facility and Revolving Credit Facility, as well as with cash on hand. See Note 7: “Long-Term Debt” for additional information. The Company acquired Fairchild to expand its product offerings and to create a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. The acquisition of Fairchild adds highly complementary product lines, allowing the Company to offer the full spectrum of high, medium and low voltage products and expands ON’s footprint in wireless communication products, particularly in high efficiency power conversions and USB type C communication and power delivery. The acquisition also provides the Company with a platform to expand its profitability in a highly fragmented industry.

For the period from September 19 to September 30, the Company recognized approximately $53.1 million of revenue and $17.0 million of net loss relating to Fairchild, which included charges for the amortization of fair market value step-up of inventory, the amortization of acquired intangible assets, and restructuring.

The following table presents the provisional allocation of the purchase price of Fairchild for the assets acquired and liabilities assumed based on their fair values (in millions):

Initial Estimate
Cash and cash equivalents	$255.0
Receivables	227.3
Inventories	342.3
Other current assets	59.3
Property, plant and equipment	813.5
Goodwill	733.6
Intangible assets (excluding IPRD)	423.4
In-process research and development	102.4
Other non-current assets	17.7

Total assets acquired	2,974.5

Accounts payable	79.4
Other current liabilities	160.1
Deferred tax liabilities	167.6
Other non-current liabilities	35.2

Total liabilities assumed	442.3

Net assets acquired/purchase price	$2,532.2

Acquired intangible assets include $102.4 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The Company utilized a discount rate of 14.5% and cash flows from its significant products are expected to commence from 2018 and beyond.

Other acquired intangible assets of $423.4 million include developed technology of $267.6 million (eleven year weighted-average useful life) and customer relationships of $153.4 million (nine year weighted-average useful life).

The total weighted average amortization period for the acquired intangibles is 10.2 years.

The acquisition produced $733.6 million of goodwill of which $398.8 million was assigned to the Power Solutions Group and $334.8 million was assigned to the Analog Solutions Groups. The goodwill is attributable to a combination of Fairchild’s assembled workforce, expectation regarding a more meaningful engagement by the customers due to the scale of the combined Company, and other synergies. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arising from the Fairchild acquisition is not deductible for tax purposes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

During the nine months ended September 30, 2016, the Company incurred $21.4 million in acquisition-related costs for the Fairchild acquisition. These costs were recorded in general and administrative expense in the Consolidated Statements of Operations.

The initial estimated purchase price allocation is subject to change as the company finalizes its determination relating to the valuation of net assets, finalization of key assumptions, approaches and judgments with respect to intangible assets acquired from Fairchild. Accordingly, future adjustments may impact the initial estimated amount of goodwill and other allocated amounts represented in the table above.

See Note 10: “Commitments and Contingencies” for information on contingent liabilities assumed from the acquisition of Fairchild.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the quarters and nine months ended September 30, 2016 and October 2, 2015 have been prepared as if the acquisition of Fairchild had occurred on January 1, 2015 and includes adjustments for depreciation expense, amortization of intangibles, interest expense from financing, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Revenues	$1,260.2	$1,246.3	$3,636.1	$3,708.5
Net Income (loss)	$(10.6)	$18.0	$49.8	$27.6
Net income (loss) attributable to ON Semiconductor Corporation	$(11.1)	$17.5	$48.2	$25.7
Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.03)	$0.04	$0.12	$0.06
Diluted	$(0.03)	$0.04	$0.12	$0.06

Acquisition of AXSEM

On July 15, 2015 (the “Acquisition Date”), the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of the Acquisition Date. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. During the quarter ended September 30, 2016, due to the revisions of the Company’s expectations of the Earn-out achievement, the Earn-out estimated fair value was reduced by $1.3 million to $3.7 million. Pursuant to the terms of the Share Purchase Agreement between the Company and the sellers of AXSEM, $0.8 million of cash consideration was held in escrow and was included on the Company’s Consolidated Balance Sheet to secure against certain indemnifiable events in connection with the acquisition of AXSEM. There were no indemnification events during the period identified under the Share Purchase Agreement. Therefore, during the quarter ended September 30, 2016, the Company released the $0.8 million of cash consideration held in escrow to the sellers of AXSEM.

AXSEM is incorporated into the Company’s Analog Solutions Group for reporting purposes. The acquisition of AXSEM expands the Company’s industrial and timing business and is another step forward in expanding the Company’s presence in select segments of the industrial end-market.

The estimated Earn-out fair value of $3.7 million, measured using Level 3 assumptions, was included in non-current liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2016. See Note 11: “Fair Value Measurements” for additional information.

The purchase price allocation of $13.0 million was finalized during the fourth quarter of 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Divestitures

On August 25, 2016, the U.S. Federal Trade Commission (“FTC”) accepted a proposed consent order whereby, prior to the closing of the acquisition of Fairchild, the FTC required the Company to dispose of its ignition planar insulated gate bipolar transistor (“IGBT”) business. In satisfaction of this requirement, on August 29, 2016, the Company sold the ignition IGBT business to Littelfuse, Inc. (“Littelfuse”). On the same day the Company sold its transient voltage suppression diode and switching thyristor product lines (“Thyristor”) to Littelfuse. The sale of the ignition IGBT and Thyristor businesses was for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future. This gain has been presented separately as “Gain on divestiture of business” in the Consolidated Statements of the Operations.

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segments as of September 30, 2016 and December 31, 2015 (in millions):

	Balance as of September 30, 2016				Balance as of December 31, 2015
	Goodwill	Accumulated Impairment Losses	Goodwill disposed	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:

Analog Solutions Group	$881.5	$(418.9)	—	$462.6	$546.7	$(418.9)	$127.8

Image Sensor Group	95.4	—	—	95.4	95.4	—	95.4

Power Solutions Group	474.8	(28.6)	(3.4)	442.8	76.0	(28.6)	47.4

	$1,451.7	$(447.5)	$(3.4)	$1,000.8	$718.1	$(447.5)	$270.6

Allocation of the $733.6 million of goodwill arising from the Fairchild acquisition to the Company’s reportable segments is preliminary and is subject to change as the Company finalizes its determination relating to the valuation of net assets acquired from Fairchild.

The following table summarizes the change in goodwill from December 31, 2015 to September 30, 2016 (in millions):

Net balance as of December 31, 2015	$270.6
Addition due to business combination	733.6
Divestiture of business	(3.4)

Net balance as of September 30, 2016	$1,000.8

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Adverse changes in operating results and/or unfavorable changes in economic factors used to estimate fair values may result in future non-cash impairment charges. While management did not identify any triggering events through September 30, 2016 that would require an interim impairment analysis, the Company’s current projections include assumptions of current industry and market conditions, which could negatively change, and in turn, may adversely impact the fair value of the Company’s goodwill, intangible assets and other long-lived assets. As a result, the carrying value of the reporting units containing the Company’s goodwill may exceed their fair value in future impairment tests. The increase in goodwill is attributable to the Fairchild acquisition. See Note 3: “Acquisitions and Divestitures” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.1)	$—	$(0.4)	$2.4

Customer relationships	579.6	(250.1)	(27.4)	(23.7)	278.4

Patents	43.7	(25.1)	—	(13.7)	4.9

Developed technology	541.8	(185.5)	0.2	(2.6)	353.9

Trademarks	17.2	(10.6)	—	(1.1)	5.5

Backlog	0.3	(0.3)	—	—	—

Favorable Leases	1.5	—	—	—	1.5

IPRD	137.5	—	—	(6.0)	131.5

Total intangibles	$1,335.5	$(482.7)	$(27.2)	$(47.5)	$778.1

	December 31, 2015
	Original Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.6)	$—	$(0.4)	$2.9

Customer relationships	426.2	(214.2)	(27.9)	(23.7)	160.4

Patents	43.7	(23.6)	—	(13.7)	6.4

Developed technology	268.0	(152.2)	—	(2.6)	113.2

Trademarks	16.3	(9.9)	—	(1.1)	5.3

Backlog	0.3	(0.3)	—	—	—

IPRD	41.4	—	—	(3.8)	37.6

Total intangibles	$809.8	$(410.8)	$(27.9)	$(45.3)	$325.8

During the quarter and nine months ended September 30, 2016, the Company completed certain of its IPRD projects, resulting in the reclassification of $4.3 million and $6.2 million to developed technology, respectively. During the quarter and nine months ended September 30, 2016, the Company canceled certain of its previously capitalized IPRD projects and recorded an impairment loss of $2.2 million. The Company also acquired $525.8 million of intangibles from the acquisition of Fairchild and resulting purchase price accounting. See Note 3: “Acquisitions and Divestitures” for additional information.

Amortization expense for acquisition-related intangible assets amounted to $24.7 million and $71.9 million for the quarter and nine months ended September 30, 2016, respectively, and $33.6 million and $101.1 million for the quarter and nine months ended October 2, 2015, respectively. Amortization expense for intangible assets, with the exception of the $131.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for remainder of 2016, each of the next four years, and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2016	$32.8
2017	118.4
2018	100.2
2019	93.2
2020	76.8
Thereafter	225.2

Total estimated amortization expense	$646.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended September 30, 2016 is as follows (in millions):

Restructuring

Quarter ended September 30, 2016
Post Fairchild acquisition restructuring costs	$20.9
Former System Solutions Group voluntary workforce reduction	0.1
Manufacturing relocation	0.9
Other (1)	(0.1)

Total	$21.8

Restructuring

Nine months ended September 30, 2016
Post Fairchild acquisition restructuring costs	$20.9
Former System Solutions Group voluntary workforce reduction	5.3
Manufacturing relocation	2.1
General workforce reductions	0.3
Other	0.1

Total	$28.7

(1)	Includes amounts related to certain reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2015 to September 30, 2016 are summarized as follows (in millions):

	Balance as of December 31, 2015	Charges	Usage	Balance as of September 30, 2016

Estimated employee separation charges	$5.3	$28.7	$(9.6)	$24.4

Estimated costs to exit	0.5	—	(0.5)	—

Total	$5.8	$28.7	$(10.1)	$24.4

Activity related to the Company’s restructuring programs that were either initiated during 2016 or had not been completed as of September 30, 2016, is as follows:

Post Fairchild Acquisition Restructuring Costs

On September 19, 2016, following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, the first step of which was to eliminate approximately 130 positions from its workforce as a result of redundancies and position eliminations. The restructuring expense of $20.9 million, which was primarily attributable to severance and termination benefits, was recorded during the quarter ended September 30, 2016 and will primarily be paid over the remainder of 2016. Accrued severance for this program was $20.7 million as of September 30, 2016.

Former System Solutions Group Voluntary Workforce Reduction

During March 2016, the Company announced a voluntary resignation program for the former System Solutions Group. A total of 75 employees volunteered and signed employee separation agreements as of the end of the quarter ended September 30, 2016. The total expense of the plan is expected to be approximately $5.3 million. A majority of the employees have exited as of September 30, 2016, with the remaining employees expected to exit by the end of 2016. The expense for the quarter ended September 30, 2016 was $0.1 million and the accrued balance as of September 30, 2016 was $0.4 million. During the quarter and nine months ended September 30, 2016, $3.9 million and $5.0 million was paid out to employees, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. The transition will occur through 2017. Approximately 160 employees will be impacted by the relocation. The total expense, consisting of retention and severance, is expected to be approximately $5.7 million. The expense for the quarter and nine months ended September 30, 2016 was $0.9 million and $2.1 million, respectively, and the accrued balance as of September 30, 2016 was $2.1 million. A majority of the employees are expected to exit during the second half of 2017.

General Workforce Reductions

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. The Company had previously notified 150 employees of their employment termination, all of which have exited as of September 30, 2016. The total expense of this program incurred is $5.1 million, with no additional expenses expected. The Company paid zero and $1.3 million during the quarter and nine months ended September 30, 2016, respectively, and there is no remaining unpaid balance due to the completion of the program.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions were eliminated. There were no charges incurred during the quarter and nine months ended September 30, 2016. The total expense of this program incurred to date is $3.5 million, with no additional expenses expected. During the quarter and nine months ended September 30, 2016, $0.3 million and $2.7 million was paid out to the employees, respectively. As of September 30, 2016, there was a $0.2 million accrued liability associated with employee separation charges which is expected to be paid out in the fourth quarter of 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of September 30, 2016 and December 31, 2015 consist of the following. The balances as of September 30, 2016 includes the Fairchild amounts (dollars in millions):

	September 30, 2016	December 31, 2015
Receivables, net:
Accounts receivable	$677.4	$432.6
Less: Allowance for doubtful accounts	(2.3)	(6.2)

	$675.1	$426.4

Inventories:
Raw materials	$122.8	$79.3
Work in process	609.5	457.8
Finished goods	350.8	213.3

	$1,083.1	$750.4

Property, plant and equipment, net:
Land	$123.7	$46.2
Buildings	710.6	513.6
Machinery and equipment	3,005.0	2,327.5

Total property, plant and equipment	3,839.3	2,887.3
Less: Accumulated depreciation	(1,764.7)	(1,613.2)

	$2,074.6	$1,274.1

Accrued expenses:
Accrued payroll	$160.1	$95.1
Sales related reserves	120.8	69.9
Acquisition consideration payable to seller	18.8	19.6
Other	129.5	61.6

	$429.2	$246.2

Assets classified as held for sale, consisting of properties and machinery and equipment, are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of September 30, 2016 and December 31, 2015, was $24.6 million and $0.3 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. The Company expects to dispose of the remaining assets within the next twelve months.

Warranty Reserves

Activity related to the Company’s warranty reserves for the nine months ended September 30, 2016 and October 2, 2015 is as follows (in millions):

	Nine Months Ended
	September 30, 2016	October 2, 2015
Beginning Balance	$5.3	$5.5
Provision	3.0	2.0
Usage	(2.8)	(1.5)
Warranty reserves from acquired business	0.7	$—

Ending Balance	$6.2	$6.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 30, 2016, the total accrued pension liability for underfunded plans was $105.1 million, of which the current portion of $0.1 million was classified as accrued expenses. The total liability at September 30, 2016 includes $8.3 million of accrued pension liabilities assumed by the Company in connection with the Fairchild acquisition. As of December 31, 2015, the total accrued pension liability for underfunded plans was $87.2 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and nine months ended September 30, 2016 and October 2, 2015 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Service cost	$2.3	$2.1	$6.8	$6.5
Interest cost	1.1	0.9	3.3	2.9
Expected return on plan assets	(1.0)	(0.9)	(3.0)	(2.7)

Total net periodic pension cost	$2.4	$2.1	$7.1	$6.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	September 30, 2016	December 31, 2015
Revolving Credit Facility due 2021	$—	$—
Term Loan “B” Facility due 2023, interest payable monthly at 3.78%	2,400.0	—
1.00% Notes due December 1, 2020 (1)	690.0	690.0

2.625% Notes, Series B (2)	356.9	356.9

Note payable to SMBC due 2016 through 2018, interest payable quarterly at 2.60% and 2.36%, respectively (3)	169.9	198.2

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.35%, respectively (4)	40.0	50.0

Philippine term loans due 2016 through 2020, interest payable quarterly at 2.69% and 2.32%, respectively (7)	47.0	50.0

Loan with Singapore bank, interest payable weekly at 1.77% and 1.67%, respectively (6)(10)	25.0	30.0

Loan with Hong Kong bank, interest payable weekly at 1.77% and 1.67%, respectively (6)(10)	25.0	25.0

Malaysia revolving line of credit, interest payable quarterly at 2.29% and 2.05%, respectively (7) (10)	25.0	25.0

Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.17% and 1.89%, respectively (7) (10)	16.3	20.8

Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 3.11% and 2.70%, respectively (5)	15.3	18.8

Canada revolving line of credit, interest payable quarterly at 0.00% and 2.01%, respectively (7)	—	15.0

Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (7)	4.2	4.2

Canada equipment financing payable monthly through 2017 at 3.81% (5)	1.0	2.4

U.S. equipment financing payable monthly through 2016 at 2.40% (5)	—	1.3

Capital lease obligations	15.7	28.2

Gross long-term debt, including current maturities	3,831.3	1,515.8

Less: Debt discount (8)	(118.8)	(107.5)

Less: Debt issuance costs (9)	(76.2)	(14.4)

Net long-term debt, including current maturities	3,636.3	1,393.9

Less: Current maturities	(540.6)	(543.4)

Net long-term debt	$3,095.7	$850.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)

Interest is payable on June 15 and December 15 of each year at 2.625% annually. The 2.625% Notes, Series B may be put back to the Company at the option of the holders of the notes on December 15 of 2016 and 2021 or called at the option of the Company on or after December 20, 2016. The notes can be converted at any time on or after June 15, 2016.

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(5)	Debt collateralized by equipment.
(6)	Debt arrangement collateralized by accounts receivable.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(7)	Non-collateralized debt arrangement.
(8)

Debt discount of $86.2 million and $100.2 million for the 1.00% Notes as of September 30, 2016 and December 31, 2015, respectively, $1.6 million and $7.3 million for the 2.625% Notes, Series B as of September 30, 2016 and December 31, 2015, respectively, and $31.0 million and zero for the Term Loan “B” Facility as of September 30, 2016 and December 31, 2015, respectively.

(9)

Debt issuance costs of $12.1 million and $13.9 million for the 1.00% Notes as of September 30, 2016 and December 31, 2015, respectively, $0.1 million and $0.5 million for the 2.625% Notes, Series B as of September 30, 2016 and December 31, 2015, respectively, and $64.0 million and zero for the Term Loan “B” Facility as of September 30, 2016 and December 31, 2015, respectively.

(10)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s long-term debt (including current maturities) as of September 30, 2016 are as follows (in millions):

Period	Expected Maturities
Remainder of 2016	$472.2
2017	93.3
2018	172.3
2019	71.7
2020	723.8
Thereafter	2,298.0

Total	$3,831.3

For purposes of the table above, the 2.625% Notes, Series B are assumed to mature at the earliest conversion date.

For additional information with respect to the Company’s long-term debt, see Note 8: “Long-Term Debt” of the notes to the Company’s audited consolidated financial statements included in Part IV, Item 15 of the 2015 Form 10-K.

Fairchild Transaction Financing

On April 15, 2016, the Company secured capital for the Fairchild Transaction purchase consideration and other general corporate purposes by entering into (1) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (the “Agent”), and certain other parties, and (2) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with certain of its domestic subsidiaries (the “Guarantors”), pursuant to which the New Credit Agreement was guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the New Credit Agreement are also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries. The proceeds from the Term Loan “B” Facility, along with $67.7 million funded by the Company, were deposited into escrow accounts and included within restricted cash on the Company’s Consolidated Balance Sheet until the close of the Fairchild Transaction. Upon the close of the Fairchild Transaction, the Company’s then current senior revolving credit facility was terminated and replaced by the Revolving Credit Facility, which became immediately available to the Company.

On September 19, 2016, the Company acquired 100% of Fairchild, whereby Fairchild became a wholly-owned subsidiary of the Company. The Company funded the acquisition with proceeds from the Term Loan “B” Facility and Company funded amounts previously deposited into escrow accounts, proceeds from a $200.0 million draw against the Company’s Revolving Credit Facility, and existing cash on hand. Proceeds from the Term Loan “B” Facility were also used to pay for debt issuance costs, transaction fees and expenses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amendment of the New Credit Agreement

On September 30, 2016, the Company, the Guarantors, the several lenders party thereto and the Agent entered into the first amendment (the “First Amendment”) to the New Credit Agreement (the “Amended Credit Agreement”). The First Amendment reduced the applicable margins on Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, the First Amendment included the following: (i) the Term Loan “B” Facility was increased to $2.4 billion, (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the Guarantors to enter into certain hedge arrangements that shall be deemed to be “obligations” for purposes of the Amended Credit Agreement which may be collateralized by the collateral granted pursuant to the Guarantee and Collateral Agreement. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the outstanding balance under the Company’s Revolving Credit Facility. As of September 30, 2016, the Company had no amounts outstanding under the Revolving Credit Facility.

Pursuant to the Amended Credit Agreement, the Term Loan “B” Facility matures on March 31, 2023 and the Revolving Credit Facility will mature on September 19, 2021, the fifth year anniversary of the closing of the Fairchild Transaction. As of September 30, 2016, the Company has borrowed an aggregate of $2.4 billion under the Term Loan “B” Facility. The Term Loan “B” Facility had an original issuance discount (“OID”) of $33.0 million, which was withheld from the proceeds. The OID is amortized using the effective interest rate method over the term of the Term Loan “B” Facility. The $67.7 million funded by the Company and deposited into escrow accounts is treated as an investing cash outflow. The proceeds from the Term Loan “B” Facility deposited into escrow accounts are treated as non-cash activities. The release from escrow of the $67.7 million funded by the Company, plus $2.1 million of interest income, is treated as an investing cash inflow, and the release from escrow of the Term Loan “B” Facility proceeds is treated as a financing cash inflow. See Note 15: “Supplemental Disclosures” and the Company’s Consolidated Statements of Cash Flows for additional information.

All borrowings under the Amended Credit Agreement may, at the Company’s option, be incurred as either eurocurrency loans (“Eurocurrency Loans”) or alternate base rate loans (“ABR Loans”). Eurocurrency Loans will accrue interest for any interest period ending after the date of the First Amendment, at (a) a base rate per annum equal to the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (b) an applicable margin equal to (i) 2.75% with respect to borrowings under the Revolving Credit Facility or (ii) 3.25% with respect to borrowings under the Term Loan “B” Facility. ABR Loans will accrue interest, for any interest period ending after the date of the First Amendment, at (a) a base rate per annum equal to the highest of (i) the Federal funds rate plus 1/2 of 1%, (ii) the prime commercial lending rate announced by Deutsche Bank AG, New York Branch, from time to time as its prime lending rate and (iii) the Adjusted LIBO Rate for a one month interest period (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined in the Amended Credit Agreement), subject to the interest rate floors set forth in the Amended Credit Agreement plus (b) an applicable margin equal to (i) 1.75% with respect to borrowings under the Revolving Credit Facility or (ii) 2.25% with respect to borrowings under the Term Loan “B” Facility. The applicable margin for borrowings under the Revolving Credit Facility will vary based on a defined net leverage ratio, which is defined in the Amended Credit Agreement. After the completion of the Company’s first full fiscal quarter occurring six months after the closing date of the Fairchild Transaction, the applicable margin for borrowings under the Revolving Credit Facility may be decreased if the Company’s consolidated net leverage ratio decreases.

The Amended Credit Agreement also requires us to pay a commitment fee for the unused portion of the Revolving Credit Facility, which will be a minimum of 0.25% and a maximum of 0.35%, depending on the Company’s defined net leverage ratio.

The obligations under the Amended Credit Agreement are guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the Amended Credit Agreement are also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries.

The Term Loan “B” Facility requires quarterly principal payments equal to 0.25% of the principal amount of the Term Loan “B” Facility starting December 2016. At the maturity date of the Term Loan “B” Facility, any remaining unpaid principal amount shall be due and payable in full.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Amended Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants as of September 30, 2016.

Debt Extinguishment, Modification, and Issuance Costs

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $66.6 million related to the Term Loan “B” Facility, including $22.0 million toward lender fees for the First Amendment. A portion of the debt issuance costs were paid directly from escrowed funds per the terms of the escrow agreement and is reflected as a non-cash activity. See Note 15: “Supplemental Disclosures” for more information. The Company recorded the Term Loan “B” Facility debt issuance costs as a direct deduction from the carrying amount of the debt and is amortizing them using the effective interest rate method over the term of the loan. The Company performed a debt extinguishment vs. modification analysis on a lender by lender basis upon the execution of the First Amendment. The Company recorded a debt extinguishment charge of $4.7 million during the quarter and nine months ended September 30, 2016, which included a $0.3 million write off of unamortized debt issuance costs, $4.3 million in third party fees, and $0.1 million of lender fees.

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $8.2 million for the Revolving Credit Facility. The Company recognized the Revolving Credit Facility underwriter fees and debt issuance costs as deferred costs, which are included in other assets on the Company’s Consolidated Balance Sheet. The Company amortizes these deferred costs on a straight line basis over the term of the Revolving Credit Facility from the acquisition closing date, which was the date the revolver became available to the Company. The Company accounted for the termination and replacement of its senior revolving credit facility by the Revolving Credit Facility as a debt modification and wrote off $1.6 million in unamortized debt issuance costs. The remaining unamortized costs of $2.0 million related to the terminated senior revolving credit facility are being amortized over the term of the Revolving Credit Facility.

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Net income attributable to ON Semiconductor Corporation	$10.1	$46.3	$71.2	$152.1

Basic weighted-average common shares outstanding	415.8	413.7	414.4	424.0
Dilutive effect of share-based awards	4.0	3.8	3.2	4.7
Dilutive effect of Convertible Notes	—	—	—	2.6

Diluted weighted-average common shares outstanding	419.8	417.5	417.6	431.3

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.02	$0.11	$0.17	$0.36

Diluted	$0.02	$0.11	$0.17	$0.35

Basic net income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted-average number of common shares outstanding during the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 0.3 million and 2.2 million for the quarters ended September 30, 2016 and October 2, 2015, respectively, and 2.3 million and 1.5 million for the nine months ended September 30, 2016 and October 2, 2015, respectively.

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

Equity

Share Repurchase Program

There were no repurchases of the Company’s common stock under its share repurchase program during the quarter and nine months ended September 30, 2016 as the Company focused on building up cash reserves for the Fairchild Transaction, which was completed on September 19, 2016. Information relating to the Company’s share repurchase programs during the quarter and nine months ended October 2, 2015 is as follows (in millions, except per share data):

	Quarter Ended	Nine Months Ended
	October 2, 2015	October 2, 2015

Number of repurchased shares (1)(5)	9.4	28.4

Beginning accrued share repurchases (2)	$3.0	$—

Aggregate purchase price	100.1	328.2
Less: ending accrued share repurchases (3)	—	—

Total cash used for share repurchases	$103.1	$328.2

Weighted-average purchase price per share (4)	$10.64	$11.53
Available for future purchases at October 2, 2015	$648.2	$648.2

(1)	None of these shares had been reissued or retired as of September 30, 2016, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.
(5)	Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and nine months ended September 30, 2016, was $2.2 million and $10.4 million, respectively, for which the Company withheld 0.2 million and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount remitted for the quarter and nine months ended October 2, 2015 was $1.0 million and $12.4 million, respectively, for which the Company withheld less than 0.1 million and 1.0 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of September 30, 2016; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan, and the Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2015, the non-controlling interest balance was $23.7 million. This balance decreased to $23.4 million as of September 30, 2016, resulting from the non-controlling interest’s $1.6 million share of the earnings for the nine months ended September 30, 2016, offset by $1.9 million of dividends paid to the non-controlling shareholder.

At December 31, 2014, the non-controlling interest balance was $20.9 million. This balance was $22.8 million as of October 2, 2015 due to the non-controlling interest’s $1.9 million share of the earnings for the nine months ended October 2, 2015.

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and nine months ended September 30, 2016 and October 2, 2015 was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Cost of revenues	$2.0	$2.0	$6.0	$5.8
Research and development	2.9	2.2	8.3	7.0
Selling and marketing	2.6	2.2	7.2	6.7
General and administrative	6.7	4.5	20.4	16.8

Share-based compensation expense before income taxes	$14.2	$10.9	$41.9	$36.3

Related income tax benefits (1)	—	—	—	—

Share-based compensation expense, net of taxes	$14.2	$10.9	$41.9	$36.3

(1)	A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

As of September 30, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $0.1 million, which is expected to be recognized over a weighted-average period of 5 months. As of September 30, 2016, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $64.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2016 was $1.4 million and $2.2 million, respectively. The Company recorded cash received from the exercise of stock options of $2.9 million and $5.1 million, respectively, during the quarter and nine months ended September 30, 2016. The Company recorded no related income tax benefits during the quarter and nine months ended September 30, 2016.

Share-Based Compensation Information

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% and 11% during the quarters and nine months ended September 30, 2016 and October 2, 2015, respectively. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% and 5% during the quarters and nine months ended September 30, 2016 and October 2, 2015, respectively.

Shares Available

As of December 31, 2015, there was an aggregate of 28.7 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 6.7 million shares available for issuance under the ESPP. As of September 30, 2016, there was an aggregate of 21.0 million shares of common stock available for grant under the Amended and Restated SIP and 5.3 million shares available for issuance under the ESPP.

Stock Options

Summarized stock option information for the nine months ended September 30, 2016 is as follows (in millions, except per share and contractual term data):

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2015	5.2	$7.85
Granted	—	—
Exercised	(0.7)	7.13
Canceled	—	—

Outstanding at September 30, 2016	4.5	$7.96	1.74	$19.5

Exercisable at September 30, 2016	4.4	$7.99	1.71	$19.0

Additional information with respect to stock options outstanding as of September 30, 2016, with exercise prices less than or above $12.32 per share, the closing price of the Company’s common stock at September 30, 2016, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $12.32	4.4	$7.99	0.1	$6.65	4.5	$7.96
Above $12.32	—	$—	—	$—	—	$—

Total outstanding	4.4	$7.99	0.1	$6.65	4.5	$7.96

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of September 30, 2016 and changes during the nine months ended September 30, 2016 (number of shares in millions):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2015	8.5	$10.52
Granted	5.3	9.06
Released	(3.6)	9.98
Forfeited	(0.6)	12.08

Non-vested shares underlying restricted stock units at September 30, 2016	9.6	$9.83

Stock Grant Awards

During the quarter and nine months ended September 30, 2016, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $9.81 per share.

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of September 30, 2016 (in millions):

Remainder of 2016	$9.5
2017	33.2
2018	23.9
2019	16.9
2020	12.7
Thereafter	46.4

Total	$142.6

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

The Company, through the acquisition of Fairchild, acquired facilities in South Portland, Maine and West Jordan, Utah. These two facilities have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from National Semiconductor Corporation. Pursuant to the Asset Purchase Agreement with National Semiconductor Corporation, National Semiconductor Corporation has agreed to indemnify Fairchild for the future costs of these projects. The terms of the indemnification are without time limit and without maximum amount. The costs incurred to respond to these conditions have not been, and are not expected to be, material. National Semiconductor Corporation was purchased by Texas Instruments Incorporated during the fourth quarter of 2011.

Pursuant to the 1999 asset agreement by which Fairchild purchased the power device business of Samsung Electronics Co., Ltd., Samsung agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at its Bucheon, South Korea operations, up to $150.0 million. Any future payments are not expected to be material.

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 30, 2016, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under the Revolving Credit Facility as of September 30, 2016. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $7.3 million as of September 30, 2016.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $135.7 million as of September 30, 2016. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $169.9 million as of September 30, 2016. See Note 7: “Long-Term Debt” for additional information.

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

The Fairchild Agreement provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, (a) it will indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition, (b) it will maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition and (c) subject to certain qualifications, it will provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

Legal Matters

From time to time, we are party to various legal proceedings arising in the ordinary course of business, including indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. We regularly evaluate the status of the legal proceedings in which we are involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, we further evaluate each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although litigation is inherently unpredictable, the Company believes that it has adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the Company’s consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. The Company’s estimates do not represent its maximum exposure. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Except as disclosed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process and administrative process at the Patent and Trademark Office are inherently uncertain, and the Company cannot guarantee that the outcome of these matters will be favorable for it.

Patent Litigation with Power Integrations, Inc.

There are seven outstanding proceedings with Power Integrations (“PI”), five of which were pending between PI and Fairchild prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild and its wholly owned subsidiary, Fairchild Semiconductor Corporation. PI alleged that certain of Fairchild’s pulse width modulation (PWM) integrated circuit products infringed four PI U.S. patents and sought a permanent injunction preventing Fairchild from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the U.S., as well as money damages for past infringement. In the first phase of the trial, in October 2006, a jury returned a verdict finding that thirty-three of Fairchild’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. Subsequent phases of the trial conducted during 2007 and 2008 focused on the validity and enforceability of the patents. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States have since denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based upon approximately $500,000 to $750,000 worth of sales and imports of affected products, and this case remains in the District Court of Delaware on that basis. The Company believes that damages on the basis of that level of infringing activity would not be material.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), alleging infringement of three patents. Of the three patents asserted in this lawsuit, two had been asserted against Fairchild and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, PI added a fourth patent to this case. On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more claims of two U.S. patents owned by System General Corporation. The lawsuit seeks monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of PI products found to infringe the asserted patents. The lawsuits were consolidated and heard together in a jury trial in April 2012, and in April 2012, the jury found that PI infringed one of the two U.S. patents owned by System General Corporation and upheld the validity of both of the System General Corporation patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents. The verdict concluded the first phase of trial in this case. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the PI patents in the case as well as certain products that were similar to the products found to infringe. Willfulness and damages in the case will be determined in a second phase, which has yet to be scheduled and will occur after appeals of the first phase. Fairchild and PI have appealed the liability phase of this trial to the U.S. Court of Appeals for the Federal Circuit, and the appellate court heard arguments held in July 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringes two Fairchild patents. A trial was held in February 2014 on two PI patents and one Fairchild patent. In March 2014, the jury returned a verdict finding that Fairchild willfully infringed both PI patents, awarding PI $105.0 million in damages and finding that PI did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. On September 9, 2014, the court granted Fairchild’s motion and determined that, as a matter of law, Fairchild’s actions were not willful. In addition to the ruling on willfulness, Fairchild continued to challenge several other aspects of the verdict during post-trial review. Specifically, Fairchild asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. In November 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. In February 2015, the court denied PI’s request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that PI can request an injunction after the second trial on damages. The second damages trial was held in December 2015. On December 17, 2015, a jury returned a verdict awarding PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case, and the court ruled against Fairchild on these motions. The Company plans to appeal the current damages award as well as the 2014 verdict finding that the asserted PI’s patents were infringed and valid.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware. The lawsuit accuses PI’s LinkSwitch-PH LED power conversion products of violating three of Fairchild’s patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In June 2015, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California. Fairchild answered and counterclaimed with its own patents. The lawsuit is in its earliest stages.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (August 11, 2016, Arizona, 2:16-CV-02720-SPL): The Company and Semiconductor Components Industries, LLC, a wholly owned subsidiary of the Company (collectively “ON Semi”), filed a lawsuit against PI in the U.S. District Court for the District of Arizona. In the lawsuit, ON Semi is asserting claims of patent infringement on five of its patents directed to aspects of PI’s power conversion products. The lawsuit also seeks a claim for a declaratory judgment of non-infringement on three of PI’s patents. Separately, ON Semi filed petitions for inter partes review with the U.S. Patent and Trademark Office seeking to invalidate claims of those three patents.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 3:16-cv-06371): This lawsuit was initiated by PI in 2016 in the U.S. District Court for the Northern District of California against the Company and Semiconductor Components Industries, LLC, a wholly owned subsidiary of the Company (collectively “ON Semi”), alleging infringement of six patents. Of the six patents asserted in this lawsuit, two had been asserted against POWI by ON Semi in the August 2016 lawsuit in Arizona described above. In the complaint, POWI alleges infringement and seeks a permanent injunction, unspecified damages, a trebling of damages, an accounting and costs and fees. The lawsuit is in its earliest stages.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. in the U.S. District Court for the District of Massachusetts. The lawsuit alleges a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. Acbel seeks damages “in an amount not less than $30 million,” punitive damages, costs and attorneys’ fees. The Company is vigorously defending the lawsuit and believes that it has strong defenses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Litigation Related to the Acquisition of Fairchild

On December 14, 2015, the Company was named as a defendant in a shareholder class action lawsuit filed in state court in Delaware against the Company, Merger Sub, Fairchild and certain directors of Fairchild with respect to the Fairchild Agreement entered into between our Merger Sub and Fairchild in November 2015, by which the Company commenced a tender offer to acquire all of the outstanding shares of Fairchild. The lawsuit alleged breach of duty by the individual defendants and aiding and abetting by the Company and the Merger Sub and was docketed in the Court of Chancery of the State of Delaware as Woo v. Fairchild Semiconductor International, Inc. et al, Case # 11798VCL. In March 2016, the plaintiff amended the complaint to allege that Fairchild’s failure to accept the proposal from a third party constituted a breach of fiduciary duty and that certain disclosures filed on Form 14D-9 were misleading or inaccurate. As relief, the amended complaint sought, among other things, an injunction against the tender offer and the merger that are part of the Fairchild Transaction, an accounting for damages, and an award of attorneys’ fees and costs. On October 26, 2016, the plaintiff voluntarily dismissed the lawsuit.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

On December 16, 2015, a purported stockholder in the Company filed a complaint challenging the tender offer for Fairchild and the merger in the Superior Court of the State of California, County of Santa Clara. The complaint is captioned Cody Laidlaw v. Fairchild Semiconductor International, Inc., et al., Case No. 15-cv-289120. The complaint lists as defendants Fairchild, its board of directors, Goldman Sachs and unnamed representatives of Goldman Sachs. The complaint alleges that the board of directors of Fairchild breached its fiduciary duties by failing to maximize the price to be paid for Fairchild and that Fairchild and the board of directors of Fairchild failed to provide Fairchild’s stockholders with all material information needed to make an informed decision whether to tender their shares of Fairchild common stock in the tender offer. The complaint further alleges that Goldman Sachs and its unnamed representatives aided and abetted the purported breaches of fiduciary duty of Fairchild’s board of directors. As relief, the complaint seeks, among other things, an injunction against the tender offer and the merger of Fairchild with and into Falcon Operations Sub, Inc. and an award of attorneys’ fees and costs. Fairchild filed a motion to dismiss on July 15, 2016. The plaintiff opposed the motion to dismiss on September 16, 2016, and a case management conference is scheduled for December 16, 2016. The Company believes that the suit is without merit and intends to defend the litigation vigorously. See description of our indemnification obligations to Fairchild officers and directors under the heading “Indemnification Contingencies” above in this Note 10.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, the Company receives letters asserting that its products or components breach another party’s rights. These threats may seek that the Company make royalty payments, that it stop use of such rights, or other remedies.

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 is as follows (in millions):

		Fair Value Measurements as of September 30, 2016
Description	Balance as of September 30, 2016	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$66.2	$66.2	$—	$—
Money market funds	51.4	51.4	—	—

Liabilities:
Contingent consideration (See Note 3)	3.7	—	—	3.7

During the quarter ended September 30, 2016, the contingent consideration for the AXSEM acquisition was reduced from $5.0 million to $3.7 million due to the revision of the Company’s expectations of the Earn-out achievement. See Note 3: “Acquisitions and Divestitures” for further information.

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

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of September 30, 2016 and December 31, 2015 are as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$946.9	$1,130.0	$925.0	$1,041.9
Long-term debt	$2,632.7	$2,738.6	$386.9	$386.6

The fair value of the Company’s 2.625% Notes, Series B, 1.00% Notes, and Term Loan “B” Facility were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, the Company’s cost method investments had a carrying value of $13.3 million and $12.3 million, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company had net outstanding foreign exchange contracts with notional amounts of $102.6 million and $89.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016		December 31, 2015
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(29.0)	$29.0	$(17.5)	$17.5
Japanese Yen	(28.0)	28.0	(30.0)	30.0
Malaysian Ringgit	6.2	6.2	7.1	7.1
Philippine Peso	18.4	18.4	13.7	13.7
Other Currencies - Buy	15.0	15.0	17.1	17.1
Other Currencies - Sell	(6.0)	6.0	(4.4)	4.4

	$(23.4)	$102.6	$(14.0)	$89.8

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of September 30, 2016, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended September 30, 2016 and October 2, 2015, realized and unrealized foreign currency transactions totaled a $0.5 million loss and a $1.5 million gain, respectively. For the nine months ended September 30, 2016, realized and unrealized foreign currency transactions totaled a $3.8 million loss. For the nine months ended October 2, 2015, there was $1.4 million gain recognized from realized and unrealized foreign currency transactions. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign-currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars. All the contracts mature within 12 months, and upon maturity, the amount recorded in accumulated other comprehensive income is reclassified into earnings. The Company documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The Company did not have outstanding derivatives designated as cash flow hedges as of September 30, 2016.

For the quarter and nine months ended September 30, 2016, the Company recorded a net loss of zero and $0.2 million, respectively, and a net loss of $2.8 million and $6.2 million for the quarter and nine months ended October 2, 2015, respectively, associated with cash flow hedges recognized as a component of cost of revenues.

Note 13:    Income Taxes

The Company has historically determined its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income before income taxes for the period. The effective income tax rate is dependent upon several factors, such as tax rates in certain foreign jurisdictions and the relative amount of income the Company earns in such jurisdictions. In determining the full year estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. Significant judgment is exercised in determining the income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company’s effective tax rate for the nine months ended September 30, 2016 was 55.2%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the discrete items recorded related to the reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance. The Company continues to maintain a valuation allowance on part of its foreign tax credit carryforwards and a full valuation allowance on its capital loss carryforwards, U.S. state deferred tax assets and substantially all of its Japan-related deferred tax assets.

The consummation of the Fairchild acquisition during the quarter ended September 30, 2016 caused the Company to reassess the prior years’ indefinite reinvestment assertion because of the U.S. debt incurred to fund the acquisition. See Note 7 “Long-Term Debt” for additional information. This resulted in a change in judgment regarding the future cash flows by jurisdiction and the reversal of prior years’ indefinite reinvestment assertion. The change in assertion, which resulted in recording a deferred tax liability for future U.S. taxes, had a direct impact on the judgment about the realizability of the U.S. federal deferred tax assets which resulted in a release of valuation allowance. The change in the prior years’ indefinite reinvestment assertion resulted in an increase to income tax expense of $310.8 million, which was partially offset by a benefit of $267.4 million relating to the release of valuation allowance. The reversal of the prior year’s indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on our cash taxes. As of December 31, 2015, the valuation allowance on the domestic deferred tax assets was approximately $330.4 million. The Company has not made an indefinite reinvestment assertion related to current year foreign earnings.

The Company’s policy is to include net interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The Company had approximately $4.7 million and $4.6 million of net interest and penalties accrued at September 30, 2016 and October 2, 2015, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $3.3 million of its unrecognized tax benefits will be reduced in the next twelve months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years prior to 2012 are generally not subject to examination by the Internal Revenue Services (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to significant jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2006. The Company is currently under audit in the following significant jurisdictions: Malaysia, China, Philippines, and Japan.

Note 14:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the nine months ended September 30, 2016 are as follows (net of tax of $0, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2015	$(42.2)	$(0.1)	$(42.3)

Other comprehensive income (loss) prior to reclassifications	3.6	0.3	3.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)

Net current period other comprehensive income (loss)	3.6	0.1	3.7

Balance as of September 30, 2016	$(38.6)	$—	$(38.6)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarter and nine months ended September 30, 2016 and October 2, 2015, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Nine Months Ended

	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015	Affected Line Item Where Net Income is Presented

Effects of cash flow hedges	$—	$(2.8)	$0.2	$(6.2)	Cost of revenues
Gains and Losses on Available-for-Sale Securities	—	(0.7)	—	(4.1)	Other income and expense

Total reclassifications	$—	$(3.5)	$0.2	$(10.3)

Note 15:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Nine Months Ended
	September 30, 2016	October 2, 2015
Non-cash activities:
Debt issuance costs paid directly from escrow accounts	$46.0	$—
Capital expenditures in accounts payable and other liabilities	$88.3	$105.9
Equipment acquired or refinanced through capital leases	$—	$2.1
Cash (received) paid for:
Interest income	$(3.8)	$(0.8)
Interest expense	$72.7	$17.9
Income taxes	$19.1	$15.0

Note 16:    Segment Information

During the third quarter of 2016, the Company realigned its segments into three operating segments to optimize efficiencies resulting from the acquisition of Fairchild. These operating segments also represent its three reporting segments: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, and which did not have goodwill, are now part of the three operating segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. See Note 3: “Acquisitions and Divestitures” for additional information with respect to the Company’s acquisition of Fairchild.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues and gross profit for the Company’s reportable segments for the quarters and nine months ended September 30, 2016 and October 2, 2015 are as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For the quarter ended September 30, 2016:
Revenues from external customers	$407.8	$363.1	$180.0	$950.9
Segment gross profit	$142.2	$144.4	$57.4	$344.0
For the quarter ended October 2, 2015:
Revenues from external customers	$359.0	$346.6	$198.6	$904.2
Segment gross profit	$108.6	$138.9	$66.2	$313.7
For the nine months ended September 30, 2016:
Revenues from external customers	$1,088.4	$1,012.0	$545.5	$2,645.9
Segment gross profit	$361.9	$404.1	$179.9	$945.9
For the nine months ended October 2, 2015:
Revenues from external customers	$1,075.6	$1,022.9	$557.0	$2,655.5
Segment gross profit	$336.3	$415.3	$174.6	$926.2

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
Gross profit for reportable segments	$344.0	$313.7	$945.9	$926.2
Less: unallocated manufacturing costs	(15.0)	(5.2)	(33.5)	(12.9)

Consolidated Gross profit	$329.0	$308.5	$912.4	$913.3

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2016	October 2, 2015	September 30, 2016	October 2, 2015
United States	$140.7	$133.5	$421.1	$406.1
Japan	85.3	74.5	251.2	201.9
Hong Kong	258.9	232.7	654.0	647.9
Singapore	281.4	270.6	783.8	881.5
United Kingdom	132.4	131.5	407.6	380.4
Other	52.2	61.4	128.2	137.7

	$950.9	$904.2	$2,645.9	$2,655.5

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	September 30, 2016	December 31, 2015
United States	$545.7	$326.2
Korea	371.7	0.2
Malaysia	217.6	226.5
Philippines	341.2	259.1
China	199.2	111.0
Other	399.2	351.1

	$2,074.6	$1,274.1

For the quarters and nine months ended September 30, 2016 and October 2, 2015, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”), filed with the SEC on February 24, 2016, and our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2016, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2015 Form 10-K.

Company Highlights for the Quarter Ended September 30, 2016

•	Close of Fairchild acquisition for $2,532.2 million
•	Total revenues of approximately $950.9 million
•	Gross margin of approximately 34.6%
•	Net income of $0.02 per diluted share
•	Ended the quarter with cash and cash equivalents of approximately $880.5 million

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

Business Overview

ON Semiconductor is driving innovation in energy efficient electronics. Our extensive portfolio of sensors, connectivity, power management, analog, logic, timing, discrete, and custom devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, military/aerospace, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our image sensors, optical image stabilization and auto focus devices provide advanced imaging solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensor and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 80,000 products as of September 30, 2016 and we shipped approximately 42.0 billion units in the first nine months of 2016, as compared to 36.6 billion units in the first nine months of 2015. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of high power applications. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisition of Fairchild

On September 19, 2016, we completed our acquisition of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), pursuant to the Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”), which provided for the acquisition of Fairchild by us (the “Fairchild Transaction”). The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and Revolving Credit Facility (as such terms are defined below under “Key Financing and Capital Events—Fairchild Transaction Financing”) and with cash on hand. See Note 3: “Acquisitions and Divestitures”.

We believe that this acquisition creates a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. Ultimately, we believe that the combination of Fairchild operations with our own will provide complementary product lines to offer customers the full spectrum of high, medium and low voltage products, and we will continue to pioneer technology and design innovation in efficient energy consumption to help our customers achieve success and drive value for our partners and employees around the world. We believe the acquisition also expands our footprint in wireless communication products, particularly in high efficiency power conversions and USB type C communication and power delivery. See Note 3: “Acquisitions and Divestitures,” Note 5: “Restructuring, Asset Impairment and Other, Net,” Note 6: “Balance Sheet Information,” Note 7: “Long-Term Debt,” and Note 13: “Income Taxes” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information about the acquisition of Fairchild.

Segments

During the third quarter of 2016, the Company realigned its segments into three operating segments, which also represent its three reporting segments: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, are now part of the three reporting segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. Each of our major product lines has been assigned to a segment based on our operating strategy.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels, and focusing on synergies related cost reductions from each of our acquisitions. See “Restructuring, Asset Impairments and Other, Net” under the heading “Results of Operations -- Quarter Ended September 30, 2016 Compared to Quarter Ended October 2, 2015 - Other Operating Expenses” and “Results of Operations -- Nine Months Ended September 30, 2016 Compared to Nine Months Ended October 2, 2015 - Other Operating Expenses” below, related to our current programs.

Outlook

ON Semiconductor Fourth Quarter 2016 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,190 to $1,240 million in the fourth quarter of 2016. Backlog levels for the fourth quarter of 2016 represent approximately 80% to 85% of our anticipated fourth quarter 2016 revenues. For the fourth quarter of 2016, we estimate that gross margin as a percentage of revenues will be approximately 27.4% to 29.5%.

Results of Operations

Quarter Ended September 30, 2016 Compared to the Quarter Ended October 2, 2015

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 30, 2016 and October 2, 2015 (in millions):

	Quarter Ended
	September 30, 2016	October 2, 2015	Dollar Change
Revenues	$950.9	$904.2	$46.7
Cost of revenues (exclusive of amortization shown below)	621.9	595.7	26.2

Gross profit	329.0	308.5	20.5
Operating expenses:
Research and development	111.5	104.9	6.6
Selling and marketing	56.7	52.3	4.4
General and administrative	67.6	44.9	22.7
Amortization of acquisition-related intangible assets	24.7	33.6	(8.9)
Restructuring, asset impairments and other, net	21.8	3.3	18.5
Intangible asset impairment	—	0.1	(0.1)

Total operating expenses	282.3	239.1	43.2

Operating income	46.7	69.4	(22.7)

Other (expense) income, net:
Interest expense	(46.7)	(14.9)	(31.8)
Interest income	1.4	0.2	1.2
Gain on divestiture of business	92.2	—	92.2
Loss on modification or extinguishment of debt	(6.3)	—	(6.3)
Other	—	2.1	(2.1)

Other (expense) income, net	40.6	(12.6)	53.2

Income before income taxes	87.3	56.8	30.5
Income tax provision	(76.7)	(10.0)	(66.7)

Net income	10.6	46.8	(36.2)
Less: Net income attributable to Non-Controlling Interest	(0.5)	(0.5)	—

Net income attributable to ON Semiconductor Corporation	$10.1	$46.3	$(36.2)

Revenues

Revenues were $950.9 million and $904.2 million for the quarters ended September 30, 2016 and October 2, 2015, respectively, representing an increase of $46.7 million or approximately 5%. The increase is primarily attributed to an increase in revenue in our Power Solutions and Analog Solutions Groups, which included Fairchild revenues of $53.1 million between September 19, 2016 and September 30, 2016. This increase was partially offset by lower revenues in our Image Sensor Group due to a weakened demand environment.

Revenues by reportable segment for the quarters ended September 30, 2016 and October 2, 2015 were as follows (dollars in millions):

	Quarter Ended September 30, 2016	As a % of Total Revenue (1)	Quarter Ended October 2, 2015	As a % of Total Revenue (1)
Analog Solutions Group	$363.1	38.2%	$346.6	38.3%
Image Sensor Group	180.0	18.9%	198.6	22.0%
Power Solutions Group	407.8	42.9%	359.0	39.7%

Total revenues	$950.9		$904.2

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Analog Solutions Group increased by $16.5 million, or approximately 4.8%, for the third quarter of 2016 compared to the third quarter of 2015. This increase is primarily attributable to the acquisition of Fairchild, which had revenues of $17.8 million attributable to this segment between September 19, 2016 and September 30, 2016.

Revenues from the Image Sensor Group decreased by $18.6 million, or approximately 9.4%, for the third quarter of 2016 compared to the third quarter of 2015. This decrease is primarily attributable to a $25.4 million, or approximately 15.4%, decrease in revenues from our CMOS Image Sensor products, partially offset by a $3.6 million, or approximately 14.8%, increase in revenues from our ASIC products and a $3.2 million increase in revenues from our LSI products.

Revenues from the Power Solutions Group increased by $48.8 million, or approximately 13.6%, for the third quarter of 2016 compared to the third quarter of 2015. This increase is primarily attributable to the acquisition of Fairchild, which had $35.3 million in revenues attributable to this segment between September 19, 2016 and September 30, 2016, and to a $9.2 million, or approximately 48.5%, increase in revenues from our IPM products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended September 30, 2016 and October 2, 2015, are summarized as follows (dollars in millions):

	Quarter Ended September 30, 2016	As a % of Total Revenue (1)	Quarter Ended October 2, 2015	As a % of Total Revenue (1)
United States	$140.7	14.8%	$133.5	14.8%
Japan	85.3	9.0%	74.5	8.2%
Hong Kong	258.9	27.2%	232.7	25.7%
Singapore	281.4	29.6%	270.6	29.9%
United Kingdom	132.4	13.9%	131.5	14.5%
Other	52.2	5.5%	61.4	6.8%

Total	$950.9		$904.2

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended September 30, 2016 and October 2, 2015, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended September 30, 2016 and October 2, 2015 was as follows (dollars in millions):

	Quarter Ended September 30, 2016	As a % of Segment Revenue (1)	Quarter Ended October 2, 2015	As a % of Segment Revenue (1)
Analog Solutions Group	144.4	39.8%	138.9	40.1%
Image Sensor Group	57.4	31.9%	66.2	33.3%
Power Solutions Group	142.2	34.9%	108.6	30.3%

Gross profit by segment	$344.0		$313.7
Unallocated manufacturing costs	(15.0)	(1.6)%	(5.2)	(0.6)%

Total gross profit	$329.0	34.6%	$308.5	34.1%

(1) Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $329.0 million in the third quarter of 2016 compared to $308.5 million in the third quarter of 2015. The gross profit increase of $20.5 million, or approximately 7%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included Fairchild gross profit of $11.5 million between September 19, 2016 and September 30, 2016. This increase was partially offset by lower gross profit in our Image Sensor Group and by the expensing of the fair market value of inventory step-up from the Fairchild acquisition.

Gross profit as a percentage of revenues increased to approximately 34.6% in the third quarter of 2016 from approximately 34.1% in the third quarter of 2015. This increase was primarily driven by changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $111.5 million for the third quarter of 2016, compared to $104.9 million for the third quarter of 2015, representing an increase of $6.6 million, or approximately 6%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs, partially offset by lower travel expenses. Fairchild’s research and development expenses between September 19, 2016 and September 30, 2016 were $3.1 million and were primarily payroll related costs.

Selling and marketing expenses were $56.7 million for the third quarter of 2016, compared to $52.3 million for the third quarter of 2015, representing an increase of $4.4 million, or approximately 8%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs, partially offset by lower travel expenses. Fairchild’s selling and marketing expenses between September 19, 2016 and September 30, 2016 were $3.5 million and were primarily payroll related costs.

General and administrative expenses were $67.6 million for the third quarter of 2016, compared to $44.9 million in the third quarter of 2015, representing an increase of $22.7 million, or approximately 51%. This increase is primarily associated with $17.8 million of acquisition-related expenses and higher payroll expenses, including incentive compensation and payroll related costs incurred during the third quarter of 2016. Fairchild’s general and administrative expenses between September 19, 2016 and September 30, 2016 were $3.1 million and were primarily payroll related costs.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $24.7 million and $33.6 million for the quarters ended September 30, 2016 and October 2, 2015, respectively, representing a decrease of $8.9 million, or approximately 26.5%. The decrease in amortization of acquisition-related intangible assets is attributable to the declining amortization of our Aptina and Truesense intangible assets, offset partially by the amortization of our intangible assets acquired from the Fairchild acquisition. See Note 3: “Acquisition and Divestitures” and Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to intangible assets. Amortization of acquired intangible assets from the Fairchild Transaction was $1.6 million between September 19, 2016 and September 30, 2016.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $21.8 million for the quarter ended September 30, 2016 compared to $3.3 million for the quarter ended October 2, 2015. The information below summarizes certain activities for each respective quarter. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Quarter Ended September 30, 2016

During the quarter ended September 30, 2016, we recorded approximately $21.8 million of charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

Quarter Ended October 2, 2015

During the quarter ended October 2, 2015, we recorded approximately $1.7 million of charges related to our restructuring programs, primarily consisting of $1.2 million of employee separation charges from our general workforce reductions.

Interest Expense

Interest expense increased by $31.8 million to $46.7 million during the quarter ended September 30, 2016 compared to $14.9 million during the quarter ended October 2, 2015 as a result of borrowings under the Term Loan “B” Facility. Our average gross long-term debt balance (including current maturities) for the quarter ended September 30, 2016 was $3,741.7 million at a weighted-average interest rate of approximately 5.0%, compared to $1,510.0 million at a weighted-average interest rate of approximately 4.0% for the quarter ended October 2, 2015.

Loss on Modification or Extinguishment of Debt

Loss on modification or extinguishment of debt increased by $6.3 million to $6.3 million during the quarter ended September 30, 2016 compared to zero during the quarter ended October 2, 2015, due to the execution of the First Amendment, which resulted in a debt extinguishment charge of $4.7 million, and the termination and replacement of our senior revolving credit facility by the Revolving Credit Facility, which resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs. See Note 7: “Long-Term Debt” for further information.

Gain on Divestiture of Business

Gain on divestiture of business increased by $92.2 million to $92.2 million during the quarter ended September 30, 2016 compared to zero during the quarter ended October 2, 2015. On August 29, 2016, the Company sold two lines of business for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, Inc. (“Littelfuse”), writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future. See Note 3: “Acquisitions and Divestitures” for further information.

Other

Other income and expense decreased by $2.1 million to an expense of $0.0 million for the quarter ended September 30, 2016 compared to income of $2.1 million for the quarter ended October 2, 2015, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity and a gain on available-for-sale securities recognized during the quarter ended October 2, 2015.

Provision for Income Taxes

We recorded an income tax provision of $76.7 million and $10.0 million during the quarter ended September 30, 2016 and October 2, 2015, respectively.

The income tax provision for the quarter ended September 30, 2016 consisted of $33.0 million for income and withholding taxes of certain of our foreign and domestic operations, $0.3 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and a discrete expense of $310.8 million relating to a change in our prior years’ indefinite reinvestment assertion, partially offset by a discrete benefit of $267.4 million for a release in our U.S. federal valuation allowance.

The income tax provision for the quarter ended October 2, 2015 consisted of $8.8 million for income and withholding taxes of certain of our foreign and domestic operations and $1.8 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, partially offset by the reversal of $0.4 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the quarter ended October 2, 2015.

Our effective tax rate for the quarter ended September 30, 2016 was 87.9%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the discrete items recorded during the quarter related to the reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance. We continue to maintain a valuation allowance on part of our foreign tax credit carryforwards and a full valuation allowance on our capital loss carryforwards, U.S. state deferred tax assets and substantially all of our Japan-related deferred tax assets. See Note 13, “Income Taxes” for additional information. The reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on our cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

We have not made an indefinite reinvestment assertion related to current year foreign earnings. We expect our future effective tax rate to more approximate the U.S. statutory federal rate of 35%. The effect of the increase in the future rate is not anticipated to have an effect on our cash taxes until all of our U.S. federal net operating losses and credits have been utilized.

Results of Operations

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended October 2, 2015

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 30, 2016 and October 2, 2015 (in millions):

	Nine Months Ended
	September 30, 2016	October 2, 2015	Dollar Change
Revenues	$2,645.9	$2,655.5	$(9.6)
Cost of revenues (exclusive of amortization shown below)	1,733.5	1,742.2	(8.7)

Gross profit	912.4	913.3	(0.9)
Operating expenses:
Research and development	312.5	305.7	6.8
Selling and marketing	158.6	156.0	2.6
General and administrative	158.1	136.6	21.5
Amortization of acquisition-related intangible assets	71.9	101.1	(29.2)
Restructuring, asset impairments and other, net	28.7	4.5	24.2
Intangible asset impairment	2.2	3.8	(1.6)

Total operating expenses	732.0	707.7	24.3

Operating income	180.4	205.6	(25.2)

Other (expense) income, net:
Interest expense	(104.4)	(34.8)	(69.6)
Interest income	3.8	0.8	3.0
Gain on divestiture of business	92.2	—	92.2
Other	(3.3)	7.9	(11.2)
Loss on debt extinguishment	(6.3)	(0.4)	(5.9)

Other (expense) income, net	(18.0)	(26.5)	8.5

Income before income taxes	162.4	179.1	(16.7)
Income tax provision	(89.6)	(25.1)	(64.5)

Net income	72.8	154.0	(81.2)
Less: Net income attributable to Non-Controlling Interest	(1.6)	(1.9)	0.3

Net income attributable to ON Semiconductor Corporation	$71.2	$152.1	$(80.9)

Revenues

Revenues were $2,645.9 million and $2,655.5 million for the nine months ended September 30, 2016 and October 2, 2015, respectively, representing a decrease of $9.6 million, or approximately 0.4%. The decrease primarily resulted from a decline in average selling prices of approximately 11% for all segments combined, partially offset by higher sales volume and by Fairchild revenue of $53.1 million between September 19, 2016 and September 30, 2016 in our Power Solutions and Analog Solutions Groups.

Revenues by reportable segment for the nine months ended September 30, 2016 and October 2, 2015 were as follows (dollars in millions):

	Nine Months Ended September 30, 2016	As a % of Total Revenue (1)	Nine Months Ended October 2, 2015	As a % of Total Revenue (1)
Analog Solutions Group	$1,012.0	38.2%	$1,022.9	38.5%
Image Sensor Group	545.5	20.6%	557.0	21.0%
Power Solutions Group	1,088.4	41.1%	1,075.6	40.5%

Total revenues	$2,645.9		$2,655.5

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Analog Solutions Group decreased by $10.9 million, or approximately 1.1%, for the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. This decrease is primarily attributable to a $22.2 million, or approximately 10.1%, decrease in revenue from our LSI products and a $5.9 million, or approximately 35.4%, decrease in revenue from our foundry products, offset by the acquisition of Fairchild, which had revenues of $17.8 million attributable to this segment between September 19, 2016 and September 30, 2016.

Revenues from the Image Sensor Group decreased by $11.5 million, or approximately 2.1%, for the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. This decrease is primarily attributable to a $31.6 million, or approximately 6.9%, decrease in revenues from our CMOS Image Sensor products, partially offset by a $7.2 million, or approximately 9.7%, increase in revenues from our ASIC products and a $12.9 million, or approximately 54.1%, increase in revenues from our LSI products.

Revenues from the Power Solutions Group increased by $12.8 million, or approximately 1.2%, for the nine months ended September 30, 2016 compared to the nine months ended October 2, 2015. This increase is primarily attributable to the acquisition of Fairchild, which had $35.3 million in revenues attributable to this segment between September 19, 2016 and September 30, 2016, offset by a $7.3 million, or approximately 9.7%, decrease in revenues from our discrete products and a $7.3 million, or approximately 9.3%, decrease in revenues from our IPM products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, for the nine months ended September 30, 2016 and October 2, 2015 were as follows (dollars in millions):

	Nine Months Ended September 30, 2016	As a % of Total Revenue (1)	Nine Months Ended October 2, 2015	As a % of Total Revenue (1)
United States	$421.1	15.9%	$406.1	15.3%
Japan	251.2	9.5%	201.9	7.6%
Hong Kong	654.0	24.7%	647.9	24.4%
Singapore	783.8	29.6%	881.5	33.2%
United Kingdom	407.6	15.4%	380.4	14.3%
Other	128.2	4.8%	137.7	5.2%

Total	$2,645.9		$2,655.5

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the nine months ended September 30, 2016 and October 2, 2015, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the nine months ended September 30, 2016 and October 2, 2015 was as follows (dollars in millions):

	Nine Months Ended September 30, 2016	As a % of Segment Revenue (1)	Nine Months Ended October 2, 2015	As a % of Segment Revenue (1)
Analog Solutions Group	404.1	39.9%	415.3	40.6%
Image Sensor Group	179.9	33.0%	174.6	31.3%
Power Solutions Group	361.9	33.3%	336.3	31.3%

Gross profit by segment	$945.9		$926.2
Unallocated manufacturing costs	(33.5)	(1.3)%	(12.9)	(0.5)%

Total gross profit	$912.4	34.5%	$913.3	34.4%

(1) Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $912.4 million during the nine months ended September 30, 2016 compared to $913.3 million during the nine months ended October 2, 2015. The gross profit decrease of $0.9 million, or approximately 0%, is primarily due to expensing of the fair market value of inventory step-up from the Fairchild acquisition, a decrease in gross profit in our Analog Solutions Group, and a decline in average selling prices of approximately 11%, partially offset by higher gross profit in the Power Solutions Group due to higher sales volume, by Fairchild’s gross profit between September 19, 2016 and September 30, 2016 of $11.5 million and by improved performance in our Image Sensor Group due to favorable product mix.

Gross profit as a percentage of revenues increased to approximately 34.5% during the nine months ended September 30, 2016 from approximately 34.4% during the nine months ended October 2, 2015. This decrease was primarily driven by offsetting changes in volume and mix across certain product lines.

Operating Expenses

Research and development expenses were $312.5 million for the nine months ended September 30, 2016 compared to $305.7 million for the nine months ended October 2, 2015, representing an increase of $6.8 million, or approximately 2%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs. Fairchild’s research and development expenses between September 19, 2016 and September 30, 2016 were $3.1 million and were primarily payroll related costs.

Selling and marketing expenses were $158.6 million for the nine months ended September 30, 2016 compared to $156.0 million for the nine months ended October 2, 2015, representing an increase of $2.6 million, or approximately 2%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs, offset by lower advertising expenses. Fairchild’s selling and marketing expenses between September 19, 2016 and September 30, 2016 were $3.5 million and were primarily payroll related costs.

General and administrative expenses were $158.1 million for the nine months ended September 30, 2016 compared to $136.6 million for the nine months ended October 2, 2015, representing an increase of $21.5 million, or approximately 16%. This increase is primarily associated with higher payroll expenses, including incentive compensation and payroll related costs, as well as $22.3 million of acquisition-related expenses incurred during the third quarter of 2016, partially offset by a decrease in travel expenses. Fairchild’s general and administrative expenses between September 19, 2016 and September 30, 2016 were $3.1 million and were primarily payroll related costs.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $71.9 million and $101.1 million for the nine months ended September 30, 2016 and October 2, 2015, respectively, representing a decrease of $29.2 million, or approximately 28.9%. The decrease in amortization of acquisition-related intangible assets is attributable to the declining amortization of our Aptina and Truesense intangible assets, offset partially by the amortization from our intangible assets acquired from the Fairchild acquisition. See Note 3: “Acquisitions and Divestitures” and Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information. Amortization of acquired intangible assets from the Fairchild Transaction was $1.6 million between September 19, 2016 and September 30, 2016.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $28.7 million for the nine months ended September 30, 2016 compared to $4.5 million for the nine months ended October 2, 2015. The information below summarizes certain activities for each respective period. See Note 5: “Restructuring, Asset Impairments and Other, Net” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Nine Months Ended September 30, 2016

During the nine months ended September 30, 2016, we recorded approximately $28.7 million of net charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

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

Intangible Asset Impairment

During the nine months ended September 30, 2016 and October 2, 2015, the Company canceled certain of its previously capitalized IPRD projects and recorded a related impairment loss of $2.2 million and $3.8 million, respectively, included in the “Intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income.

See Note 4: “Goodwill and Intangible Assets” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $69.6 million to $104.4 million during the nine months ended September 30, 2016 compared to $34.8 million during the nine months ended October 2, 2015 as a result of borrowings under the Term Loan “B” Facility. Our average gross long-term debt balance (including current maturities) for the nine months ended September 30, 2016 was $2,673.6 million at a weighted-average interest rate of approximately 5.2%, compared to $1,364.5 million at a weighted-average interest rate of approximately 3.4% for the nine months ended October 2, 2015.

Loss on Modification or Extinguishment of Debt

Loss on modification or extinguishment of debt increased by $6.3 million to $6.3 million during the nine months ended September 30, 2016 compared to zero during the nine months ended October 2, 2015, due to the execution of the First Amendment, which resulted in a debt extinguishment charge of $4.7 million, and the termination and replacement of our senior revolving credit facility by the Revolving Credit Facility, which resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs. See Note 7: “Long-Term Debt” for further information.

Gain on Divestiture of Business

Gain on divestiture of business increased by $92.2 million to $92.2 million during the nine months ended September 30, 2016 compared to zero during the nine months ended October 2, 2015. On August 29, 2016, the Company sold two lines of business for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future. See Note 3: “Acquisitions and Divestitures” for further information.

Other

Other income decreased by $11.2 million for the nine months ended September 30, 2016, to an expense of $3.3 million from income of $7.9 million for the nine months ended October 2, 2015. The decrease is primarily attributable to the gain on sale of available-for-sale securities, fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity, and the decrease in fair value of our contingent consideration for the acquisition of AXSEM.

Provision for Income Taxes

We recorded an income tax provision of $89.6 million and $25.1 million during the nine months ended September 30, 2016 and October 2, 2015, respectively.

The income tax provision for the nine months ended September 30, 2016 consisted of $45.2 million for income and withholding taxes of certain of our foreign and domestic operations, $2.9 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions and a discrete expense of $310.8 million relating to a change in our prior years’ indefinite reinvestment assertion, partially offset by a discrete benefit of $267.4 million for a release in our U.S. federal valuation allowance and by the reversal of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed.

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

Our effective tax rate for the nine months ended September 30, 2016 was 55.2%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the discrete items related to the reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance. We continue to maintain a valuation allowance on part of our foreign tax credit carryforwards and a full valuation allowance on our capital loss carryforwards, U.S. state deferred tax assets and substantially all of our Japan-related deferred tax assets. See Note 13, “Income Taxes” for additional information. The reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on our cash taxes. As of December 31, 2015, the valuation allowance on our domestic deferred tax assets was approximately $330.4 million.

We have not made an indefinite reinvestment assertion related to current year foreign earnings. We expect our future effective tax rate to more approximate the U.S. statutory federal rate of 35%. The effect of the increase in the future rate is not anticipated to have an effect on our cash taxes until all of our U.S. federal net operating losses and credits have been utilized.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2016	2017	2018	2019	2020	Thereafter
Long-term debt, excluding capital leases (2)	$4,446.7	$499.4	$190.8	$271.1	$170.6	$821.2	$2,493.6
Capital leases (2)	27.8	4.2	14.5	8.5	0.6	—	—
Operating leases (3)	142.6	9.5	33.2	23.8	16.9	12.8	46.4
Purchase obligations (3):
Capital purchase obligations	67.0	39.0	26.1	0.5	0.4	0.4	0.6
Inventory and external manufacturing purchase obligations	291.7	159.4	51.5	21.3	20.4	14.1	25.0
Information technology, communication and mainframe support services	20.3	5.5	6.7	3.8	3.0	1.1	0.2
Other	64.7	28.0	21.2	4.8	3.3	2.8	4.6

Total contractual obligations	$5,060.8	$745.0	$344.0	$333.8	$215.2	$852.4	$2,570.4

(1) The table above excludes approximately $23.0 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.

(2) Includes interest payments at applicable rates as of September 30, 2016.

(3) These represent our off-balance sheet arrangements (see “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

This table also excludes our pension obligations. We expect to make cash contributions and future pension payments to comply with local funding requirements of approximately $3.7 million and $4.0 million, respectively, in the fourth quarter of 2016. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2016, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” of the notes to our audited consolidated financial statements included in Part IV, Item 5 of the 2015 Form 10-K for more information on our pension obligations.

The contractual obligations table above has been updated to reflect the increased contractual obligations as a result of the Fairchild acquisition. Additionally, as a result of the acquisition, there were material changes to our obligations, interest expense and fees associated with the debt we incurred in connection with the Fairchild Transaction. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for a discussion of debt we incurred in connection with the closing of the Fairchild Transaction. For other information on long-term debt, see Note 7: “Long-Term Debt,” for operating leases and financing activities (including certain information with respect to our Revolving Credit Facility), see Note 10: “Commitments and Contingencies” and for pension plan information, see Note 6: “Balance Sheet Information” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $880.5 million as of September 30, 2016. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of September 30, 2016 include approximately $326.6 million available within the United States. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

We require a substantial amount of cash in the United States for operating requirements, the repurchase of common stock, debt repurchases, payments and acquisitions.

See Note 7: “Long-Term Debt,” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt, including a discussion of debt we have incurred in connection with the closing of the Fairchild Transaction.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 30, 2016, our Revolving Credit Facility included a $15.0 million availability for the issuance of letters of credit. There were no letters of credit outstanding under our Revolving Credit Facility as of September 30, 2016. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $7.3 million as of September 30, 2016.

As part of securing financing in the normal course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $135.7 million as of September 30, 2016. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $169.9 million as of September 30, 2016. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $142.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

The Fairchild Agreement provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, (a) it will indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition, (b) it will maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition and (c) subject to certain qualifications, it will provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

See Note 10: “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2015 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

We require cash to fund our operating expenses and working capital requirements, including outlays for research and development, capital expenditures, strategic acquisitions and investments, the repurchase of our stock and other Company securities, debt service, including principal and interest, and capital lease payments. Our principal sources of liquidity are cash on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations, cash and cash equivalents on hand and short-term investments. We also have the ability to utilize our Revolving Credit Facility.

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See Note 3: “Acquisitions and Divestitures” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information on recent acquisitions, including a discussion of the Fairchild Transaction.

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

Our ability to service our long-term debt, including our 1.00% Notes, 2.625% Notes, Series B, and Term Loan “B” Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the nine months ended September 30, 2016, we paid $160.8 million for capital expenditures, while during the nine months ended October 2, 2015, we paid $204.8 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2016 is approximately $39.0 million. Our current minimum contractual capital expenditure commitment for 2017 and thereafter is approximately $28.0 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, including a $2.2 billion Term Loan “B” Facility, with the proceeds deposited into escrow accounts and used to finance the transaction, which occurred on September 19, 2016. On September 30, 2016, we amended the financing arrangements and increased the Term Loan “B” Facility by $200 million. The associated interest expense related to our Term Loan “B” Facility had, and will continue to have, a material impact to our results of operations throughout the term of the Amended Credit Agreement. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operations is summarized as follows (in millions):

	Nine Months Ended
	September 30, 2016	October 2, 2015
Summarized cash flow from operating activities
Net income	$72.8	$154.0
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	244.1	267.8
Gain on divestiture of business	(92.2)	—
Write-down of excess inventories	40.1	38.4
Non-cash intangible asset impairment charges	2.2	3.8
Non-cash share-based compensation expense	41.9	36.3
Payments for term debt modifications	(26.4)	—
Change in deferred taxes	65.5	0.1
Other adjustments	31.2	4.1
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(9.1)	(87.6)
Inventories	(33.7)	(62.1)
Other assets	(23.6)	(15.4)
Deferred income on sales to distributors	10.1	(34.7)
Other changes in assets and liabilities	28.9	8.7

Net cash provided by operating activities	$351.8	$313.4

Our cash flows provided by operating activities for the nine months ended September 30, 2016 increased by $38.4 million compared to the nine months ended October 2, 2015. The increase is primarily attributable to the change in working capital during the period.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions, capital activities as part of our share repurchase program and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash, cash equivalents and short-term investments, was $424.0 million at September 30, 2016 and has fluctuated between $33.9 million and $424.0 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $1,304.5 million at September 30, 2016 and has fluctuated between $611.8 million and $1,304.5 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the nine months ended September 30, 2016, our working capital was most significantly impacted by our capital expenditures, our repayment of long-term debt, including capital leases and our acquisition of Fairchild. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements located elsewhere in this Form 10-Q for additional information.

Working capital as of September 30, 2016 includes the prospective adoption of ASU 2015-17. Periods prior to December 31, 2015 have not been adjusted for the adoption of ASU 2015-17. See Note 2: “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions.

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

Fairchild Transaction Financing

On April 15, 2016, we entered into (i) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and (ii) a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (the “Agent”), and certain other parties, and (2) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with certain of our domestic subsidiaries (the “Guarantors”), pursuant to which the New Credit Agreement was guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the New Credit Agreement are also secured by mortgages on certain real property assets of the Company and its domestic subsidiaries. Subject to the terms and conditions of the New Credit Agreement, on April 15, 2016, we borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility (the “Gross Proceeds”).

On April 15, 2016, the Gross Proceeds, along with certain other amounts funded by the Company, were deposited into escrow accounts pursuant to the terms of an escrow agreement and, upon release from escrow, in accordance with the terms of the escrow agreement, were available primarily to pay, directly or indirectly, the purchase price of the Fairchild Transaction pursuant to the terms of the Fairchild Agreement and certain other items, subject to the terms and conditions of the New Credit Agreement.

On September 19, 2016, the Company completed the acquisition and acquired 100% of Fairchild, whereby Fairchild became a wholly-owned subsidiary of the Company. The Company funded the acquisition with the Term Loan “B” Facility proceeds and Company funded amounts previously deposited into escrow accounts, proceeds from a $200.0 million draw against the Company’s Revolving Credit Facility, and existing cash on hand. Proceeds from the Term Loan “B” Facility were also used to pay for debt issuance costs, transaction fees and expenses.

On September 30, 2016, the Company, entered into the first amendment (the “First Amendment”) to the New Credit Agreement (the “Amended Credit Agreement”). The First Amendment reduced the applicable margins on Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively and reduced applicable margins ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, the First Amendment included the following: (i) the Term Loan “B” Facility was increased to $2.4 billion, (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the guarantors to enter into certain hedge arrangements. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the Company’s $200.0 million outstanding balance under the Company’s Revolving Credit Facility.

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

Debt Guarantees and Related Covenants

As of September 30, 2016, we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and various other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. Our 2.625% Notes, Series B are subordinated to the senior indebtedness of ON Semiconductor Corporation and its guarantor subsidiaries. See Note 7: “Long-Term Debt” for a description of our Fairchild Transaction financing.

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

As of September 30, 2016, our gross long-term debt (including current maturities) totaled $3,831.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,103.6 million as of September 30, 2016. We do have interest rate exposure with respect to the $2,727.7 million balance of our variable interest rate debt outstanding as of September 30, 2016. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $13.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

Except as described above, our exposure to market risk from December 31, 2015 to September 30, 2016 has not changed materially from the information provided in our 2015 Form 10-K. Information on our exposure to market risk includes our Fairchild Transaction financing, which increases our floating rate interest exposure. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. Our Japanese operations utilize Japanese Yen as the functional currency, which results in the Company recording a translation adjustment that is included as a component of accumulated other comprehensive income or loss.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at September 30, 2016 and December 31, 2015 was $102.6 million and $89.8 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Malaysian Ringgit, Philippines Peso, Korean Won, Chinese Renminbi, Czech Koruna, and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $46.4 million as of September  30, 2016, assuming no offsetting hedge positions or correlated activities.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016.

On September 19, 2016, we acquired Fairchild Semiconductor International, Inc., which operated under its own set of systems and internal controls. We are separately maintaining Fairchild’s systems and much of its control environment until we are able to incorporate Fairchild’s processes into our own systems and control environment. We currently expect to complete the integration of Fairchild’s operations into our systems and control environment by the fourth quarter of 2017.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” of the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business—Government Regulation” of our 2015 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Except as described below, there have been no material changes in our assessment of our risk factors included in our 2015 Form 10-K. This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance; economic conditions and markets (including current financial conditions); effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; legislative, regulatory and economic developments; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs; risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses); risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements, including laws, rules and regulations related to taxes; risks involving environmental or other governmental regulation; and risks associated with our recent acquisition of Fairchild, including: (1) IP litigation matters relating to Fairchild and litigation challenging the transaction; (2) our ability to retain key personnel; (3) competitive responses to the transaction; (4) unexpected costs, charges or expenses resulting from the transaction; (5) adverse reactions or changes to business relationships resulting from the transaction; (6) our ability to realize the benefits of the acquisition of Fairchild; (7) delays, challenges and expenses associated with integrating the businesses; and (8) our ability to comply with the terms of the indebtedness incurred in connection with the transaction. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2015 Form 10-K, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, the 2015 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement. The following risk factors are in addition to those included in our 2015 Form 10-K.

Indebtedness incurred in connection with the Fairchild Transaction could materially and adversely affect us by, among other things, limiting our ability to conduct our operations and reducing our flexibility to respond to changing business and economic conditions.

In connection with our acquisition of Fairchild, we entered into the Amended Credit Agreement providing for the $600 million Revolving Credit Facility, which provides liquidity to us, and the $2.4 billion Term Loan “B” Facility, which was used to fund the acquisition of Fairchild. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the indebtedness incurred in connection with the Fairchild Transaction.

The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company and most of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan “B” Facility rather than using funds for other business purposes.

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

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. We require a substantial amount of cash in the United States for operating requirements, debt repurchases and repayments, acquisitions, and stock repurchases. If we are unable to address our U.S. cash requirements through operations, through borrowings under our current debt agreements or from other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of foreign earnings, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended September 30, 2016.

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

As of September 30, 2016, approximately $628.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. The Fairchild Transaction financing may limit our future activity under the 2014 Share Repurchase Program as the New Credit Agreement includes contractual limitations on share repurchases until certain ratio tests are satisfied. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on the 2014 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
2.1

Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation (incorporated by reference to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

10.1

Assumption Agreement, dated September 19, 2016, by and between ON Semiconductor (China) Holdings, LLC and Deutsche Bank AG, New York Branch (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.2

Pledge Supplement, dated September 19, 2016, by ON Semiconductor (China) Holdings, LLC (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.3

Assumption Agreement, dated September 19, 2016, by and among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC and Deutsche Bank AG, New York Branch (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.4

Pledge Supplement, dated September 19, 2016, by Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.5

First Amendment to Credit Agreement, dated September 30, 2016, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 30, 2016).

10.6

Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

10.7

Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557)).

10.8	Fairchild Benefit Restoration Plan (incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

14.1

ON Semiconductor Corporation Code of Business Conduct effective as of August 18, 2016 (incorporated by reference from Exhibit 14.1 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016).

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002.(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(2)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities and Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION
(Registrant)

Date: November 7, 2016	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
2.1

Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation (incorporated by reference to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

10.1

Assumption Agreement, dated September 19, 2016, by and between ON Semiconductor (China) Holdings, LLC and Deutsche Bank AG, New York Branch (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.2

Pledge Supplement, dated September 19, 2016, by ON Semiconductor (China) Holdings, LLC (incorporated by reference from Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.3

Assumption Agreement, dated September 19, 2016, by and among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC and Deutsche Bank AG, New York Branch (incorporated by reference from Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.4

Pledge Supplement, dated September 19, 2016, by Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC (incorporated by reference from Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Commission on September 23, 2016).

10.5

First Amendment to Credit Agreement, dated September 30, 2016, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (incorporated by reference from Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on September 30, 2016).

10.6

Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

10.7

Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co. Ltd. and Fairchild Korea Semiconductor Ltd. (incorporated by reference from Amendment No. 1 to Fairchild Semiconductor International, Inc.’s Registration Statement on Form S-1, filed June 30, 1999 (File No. 333-78557)).

10.8	Fairchild Benefit Restoration Plan (incorporated by reference from Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed May 12, 1997 (File No. 333-26897)).

14.1

ON Semiconductor Corporation Code of Business Conduct effective as of August 18, 2016 (incorporated by reference from Exhibit 14.1 to the Company’s current report on Form 8-K filed with the Commission on August 24, 2016).

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