Form 10-K
period 2016-12-31
ON SEMICONDUCTOR CORP
filed 2017-02-28
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,601,740,218 as of July 3, 2016, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 17, 2017 was 419,610,858.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.875% Notes	1.875% Convertible Senior Subordinated Notes due 2025
2.625% Notes	2.625% Convertible Senior Subordinated Notes due 2026
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
AFS	Adaptive front lighting systems
Aptina	Aptina, Inc.
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented Reality/Virtual Reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
AXSEM	AXSEM A.G.
Catalyst	Catalyst Semiconductor, Inc.
CCD	Charge-coupled device
CMD	California Micro Devices Corporation
CMOS	Complementary metal oxide semiconductor
CSP	Chip scale package
DFN	Dual-flat no-leads
DSP	Digital signal processor
ECL	Emitter coupled logic
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
eFuse	Proprietary IBM technology
ERISA	Employee Retirement Income Security Act
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Freescale	Freescale Semiconductor, Inc.
FS IGBT	Field stop insulated-gate bipolar transistor
GaN	Gallium nitride
HD	Hyper Device
HE FETs	High efficiency MOSFETs
HV	High voltage
HV FETS	High voltage MOSFETs

Abbreviated Term	Defined Term
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IoT	Internet-of-Things
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
IPM	Intelligent power module
IR	Infrared
KSS	Back-end manufacturing facility in Hanyu, Japan
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
LIBO Rate	London Interbank Offered Rate
LSI	Large scale integration
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
OPAmps	Operational amplifiers
PC	Personal computer
PIMs	Power integrated modules
PSRR	Power supply rejection ratio
RF	Radio frequency
RSU	Restricted Stock Unit
SANYO Electric	SANYO Electric Co., Ltd.
SANYO Semiconductor	SANYO Semiconductor Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
SoC	System on chip
TMOS	T-metal oxide semiconductor
Truesense	Truesense Imaging, Inc.
UPS	Uninterruptible power supplies
VCORE	Core voltage
VREG	Voltage regulator
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.   Business

Business Overview

ON Semiconductor Corporation, which was incorporated under the laws of the state of Delaware in 1999, together with its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”), is driving innovation in energy efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing, and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, MCU, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including a leadership position in image sensors, optical image stabilization and auto focus devices provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT, and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, medical, industrial, networking, telecom and aerospace/defense. Our devices are found in a wide variety of end products including automobiles, smartphones, media tablets, wearable electronics, personal computers, servers, industrial building and home automation systems, factory automation, consumer white goods, security and surveillance systems, machine vision, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, sensor networks, robotics and the IoT.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 84,000 products in 2016, and we shipped approximately 59.4 billion units in 2016 as compared to 49.0 billion units in 2015. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. During the third quarter of 2016, we realigned our segments into three operating segments, which also represent our three reporting segments, to optimize efficiencies resulting from the acquisition of Fairchild: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy.

Power Solutions Group	Analog Solutions Group	Image Sensor Group
Bipolar Power (8)	Automotive ASSPs (1)	CCD Image Sensors (7)
Thyristor (8)	Analog Automotive (2)	CMOS Image Sensors (7)
Small Signal (8)	Automotive Power Switching (3)	Proximity Sensors (13)
Zener (8)	Automotive Mixed-Signal Solutions (1)	Linear Light Sensors (7)
Protection (3)	Medical ASICs & ASSPs (1)	Image Stabilizer ICs (12)
Rectifier (8)	Mixed-Signal ASICs (1)	Auto Focus ICs (12)
Filters (3)	Industrial ASSPs (1)
MOSFETs (3)	High Frequency / Timing (4)
Signal & Interface (2)	IPDs (5)
Standard Logic (6)	Foundry and Manufacturing Services (5)
LDO’s & VREGs (2)	Hearing Components (1)
EE Memory and Programmable Analog (9)	DC-DC Conversion (2)
IGBTs (3)	Analog Switches (6)
Power MOSFETs (10)	AC-DC Conversion (2)
Power and Signal Discretes (10)	Low Voltage Power Management (2)
Intelligent Power Modules (11)	Power Switching (2)
Smart Passive Sensors (13)	RF Antenna Tuning Solutions (1)
PIM (14)	Motor Driver ICs (12)
Display Drivers (12)
ASICs (12)
Microcontrollers (12)
Flash Memory (12)
Touch Sensor (12)
Power Supply IC (12)
Audio DSP (12)
Audio Tuners (12)

(1) ASIC products	(8) Discrete products
(2) Analog products	(9) Memory products
(3) TMOS products	(10) HD products
(4) ECL products	(11) IPM products
(5) Foundry products / services	(12) LSI products
(6) Standard logic products	(13) Other sensor products
(7) Image sensor / ASIC products	(14) PIM Products

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Japan, Korea, Philippines, Romania, Slovakia, Slovenia, Switzerland, Taiwan and The Netherlands. Additionally, we currently operate domestic manufacturing facilities in Idaho, Maine, Pennsylvania, New York and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Korea, Malaysia, Philippines and Vietnam. We also have global distribution centers in China, Hong Kong, Philippines and Singapore.

Company Highlights for the year ended December 31, 2016

•	Total revenues of $3,906.9 million
•	Gross margin of 33.2%
•	Net income of $0.43 per diluted share
•	Cash and cash equivalents of $1,028.1 million
•	Closed the Fairchild acquisition for $2,532.2 million

2016 Acquisition Activity

We have historically pursued strategic acquisitions to leverage our existing capabilities and further build our business. Such activities continued during 2016.

On September 19, 2016, we completed our acquisition of Fairchild Semiconductor International, Inc., a Delaware corporation (“Fairchild”), pursuant to the Agreement and Plan of Merger with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, pursuant to which Fairchild became our wholly-owned subsidiary (the “Fairchild Transaction”). The aggregate purchase price of the Fairchild Transaction was approximately $2,532.2 million and was funded by the borrowings under our Term Loan “B” Facility and a partial draw of our Revolving Credit Facility (as such terms are defined below under “Management’s Discussion and Analysis of Results of Operations - Key Financing and Capital Events - Fairchild Transaction Financing”) and with cash on hand. See Note 4: “Acquisitions and Divestitures” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

We believe that the Fairchild Transaction creates a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. Ultimately, we believe that the combination of Fairchild operations with our existing operations will provide complementary product lines to offer customers the full spectrum of high, medium and low voltage products. We will continue to pioneer technology and design innovation in efficient energy consumption to help our customers achieve success and drive value for our partners and employees around the world. We believe the acquisition of Fairchild also expands our footprint in wireless communication products, particularly in high efficiency power conversions and USB Type C communication and power delivery. See Notes 4: “Acquisitions and Divestitures,” 6: “Restructuring, Asset Impairments and Other, Net,” 7: “Balance Sheet Information,” 8: “Long-Term Debt,” and 15: “Income Taxes” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information about the Fairchild Transaction.

Products and Technology

The following provides certain information regarding the products and technologies by each of our operating segments. See “Business Overview” above and Note 18: “Segment Information” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for other information regarding our segments and their revenues and property, plant and equipment and the income derived from each segment.

Power Solutions Group

The Power Solutions Group offers a wide array of discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, power conversion, signal conditioning, circuit protection, signal amplification and voltage reference functions. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the demand for greater functionality in small handheld devices, and faster data transmission rates in all communications. The advancement of existing volt electrical infrastructure, electrification of power train in the form of EV/HEV, higher trench density enabling lower losses in power efficient packages and lower capacitance and integrated signal conditioning products to support faster data transmission rates, significantly increase the use of high power semiconductor solutions. Certain of the Power Solutions Group’s broad portfolio of products and solutions are summarized below:

•	Automotive electronics

Over 5,000 AEC qualified products, covering the spectrum from discrete to integrated, as well as automotive modules and known good die to support automotive modules.

•	Industrial electronics

Focused on advanced power technologies to support high performance power conversion for high-end power supply/UPS, alternative energy, and industrial motors.

•	Computing

MOSFETs and protection devices supporting latest chipsets. Multichip power solutions and advanced LDOs to support power efficiency requirements in new computing platforms. GaN technology enables drastic reduction in power adaptor size.

•	Communications

Continue to introduce world’s smallest packages: DFN MOSFETs, Chip Scale Package (MOSFET/EEPROMs), EEPROMs and LDOs, DFN 01005 and X4DFN for small signal devices and protection. Low capacitance ESD and common mode filters for high speed serial interface protection.

Analog Solutions Group

The Analog Solutions Group designs and develops analog, mixed-signal, and advanced logic ASICs and ASSPs, and power solutions for a broad base of end-users in the automotive, consumer, computing, industrial, communications, medical and aerospace/defense markets. Our product solutions enable industry leading active mode and standby mode efficiency now being demanded by regulatory agencies around the world. Additionally, the Analog Solutions Group offers Trusted Foundry, Trusted Design, and manufacturing services, and IPD products technology, which leverage the Company’s broad range of manufacturing, IC design, packaging, and silicon technology offerings to provide turn-key solutions for our customers. Certain of the Analog Solutions Group’s broad portfolio of products and solutions are summarized below:

•	Automotive electronics

Energy efficient solutions that reduce emissions, improve fuel economy and safety, enhance lighting, and make possible an improved driving experience.

•	Communications

High efficiency mixed-signal, power management, and RF products that enable our customers to maximize the performance of their products while preserving critical battery life. RF Tuning solutions to enhance radio performance. Fast charging (wall-to-battery including wireless charging), multi-media, and ambient awareness system solutions to address increasing customer desire for innovation.

•	Computing

Solutions for a wide range of voltage and current options ranging from multi-phase 30 volt power for VCOR processors, power stage and single cell battery point of load. Thermal and battery charging solutions as well as high density power conversion solutions are also supported.

•	Industrial electronics

Power efficient communication and sensor interface products, and motor control products. Wired and low power RF wireless connectivity for IoT applications. Residential & commercial grade circuit breaking products for GFCI & AFCI applications. FDA-compliant assembly and packaging manufacturing services.

Image Sensor Group

The Image Sensor Group designs and develops CMOS and CCD image sensors, as well as proximity sensors, image signal processors, and actuator drivers for autofocus and image stabilization for a broad base of end-users in the automotive, industrial, consumer, wireless, medical, and aerospace/defense markets. Our broad range of product offerings delivers excellent pixel performance, sensor functionality and camera systems capabilities to a world in which high quality visual imagery is becoming increasingly important to our customers and their end-users. With our high-quality imaging portfolio, camera system and applications expertise, our customers can deliver new and differentiated imaging solutions to their end-markets. Certain of the Image Sensor Group’s broad portfolio of products and solutions are summarized below:

•	Automotive imaging

High dynamic range, low-light, fast video frame rates with near-IR sensitivity for scene viewing to dramatically reduce automotive injuries and fatalities, and scene understanding for ADAS and Automated Driving to improve safety and enhance the overall driving experience.

•	Industrial Imaging

A broad range of both CMOS and CCD image sensors for aerial surveillance, intelligent traffic systems, one dimensional light and proximity sensor modules, smart home, lighting, industrial automation, smart cities and aerospace/defense applications.

•	Wireless and Consumer Electronics

A broad range of CMOS sensors and driver actuators for high performance mobile phones, PCs, tablets, high-speed video cameras, and various unique consumer applications. Our solutions offer superior image quality, fast frame rates, high definition, and low light sensitivity to provide customers with a compelling visual experience, especially in emerging applications in IoT markets for security, surveillance and Internet Protocol cameras.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive, consumer, industrial, communications, networking, aerospace/defense and medical. For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, we had no sales to individual customers, including distributors, that accounted for 10% or more of our total consolidated revenues.

For the year ended December 31, 2016, aggregate revenue from our five largest customers per segment, including distributors, for our Power Solutions Group, Analog Solutions Group, and Image Sensor Group, comprised approximately 40%, 31%, and 51%, respectively, of our total consolidated revenue. The loss of certain of these customers or distributors may have a material adverse effect on the operations of the respective segment.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Subject to certain exceptions, our standard warranty extends for a period of two years. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days prior to shipment for custom products without incurring a significant penalty. For additional information regarding agreements with our customers, see “Backlog and Inventory” below.

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2016, sample applications for our products and representative OEM customers and end-users.

	Computing	Consumer	Automotive	Industrial	Communications	Networking	Aerospace/ Defense	Medical
Approximate percentage of 2016 Revenue	12%	12%	34%	19%	16%	3%	1%	3%

Sample applications	Notebooks, Ultrabooks, & 2-in-1s	Music Players, Digital Cameras & Video Recorders	Fuel Economy & Emission Reduction	Smart Grid & Metering	Tablets	Switches	Cockpit Displays	Hearing Health

	Desktop PCs & All-in-Ones	Flat TVs & Set-Top Boxes	Active Safety (ADAS and Viewing)	Security & Surveillance	Smart phones	Routers	Guidance Systems	Imaging

	USB Type C	Gaming & Home Entertainment Systems	Body Electronics & Lighting	Machine Vision	Back lighting & Display Control	Base Stations	Infrared Imaging	Diagnostic, Therapy, & Monitoring

	Graphics	White Goods	Infotainment & Connectivity	Motor Control	RF Tuning	Power Supplies	Image Sensors	Implantable Devices

	Servers & Workstations	USB Type C	Power Supplies	Smart Buildings			Machine Vision	Wearable Devices

	Power Supplies	Power Supplies	EV/HEV	Robotics

		Drones		Power Supplies

		AR/VR		Industrial Automation

		Wearable Devices		Drones

AR/VR
Representative OEM customers and end-users	Asus	GoPro, Inc.	Bosch GMBH	Bosch GMBH	BBK Electronics	Alcatel Lucent	Aeroflex	Boston Scientific
	Dell Computer	Gree, Inc.	Continental Automotive Systems	Dahua Technology	Huawei Tech Co., Ltd.	Cisco	British Aerospace	General Electric Co.
	Delta Electronics, Inc.	LG Electronics	Delphi	Delta Electronics	Lenovo	Delta Electronics	General Electric Co.	Intricon Corp
	Foxconn	Microsoft	Denso Corporation	Emerson Electric Co	LG	Ericsson	Honeywell Inc	Medtronic
	Gigabyte	Midea	Fujitsu Ten LTD	Grundfos	Samsung Electronics	Huawei	L-3 Communications	Philips
	Hewlett Packard Co	Panasonic Corporation	Hella	Hikvision Digital Technology Co., Ltd.	Sony Mobile	Nokia Solutions and Networks	Lockheed Martin	St. Jude Medical
	Lenovo	Philips	Hyundai Mobis Co., Ltd.	Honeywell Inc.	ZTE Hong Kong Ltd	ZTE Hong Kong LTD	Raytheon Co	Starkey Laboratories
	Quanta	Samsung Electronics	Magna International	Kionix INC			Rockwell Collins
	Seagate Technology	Sony Corp	Magneti Marelli	Philips			Sofradir
	Western Digital Corporation	Whirlpool Corp	TRW Inc	Schneider Electric
			Valeo	Siemens Industrial
Visteon

OEMs    Direct sales to OEMs accounted for approximately 38% of our revenues in 2016, 39% of our revenues in 2015 and 42% of our revenues in 2014. OEM customers include a variety of companies in the electronics industry such as Bosch GmbH, Continental Automotive Systems, Delphi, Hella, Huawei Technologies Co. Ltd., Magna International, Panasonic Corporation and Samsung Electronics. We focus on three types of OEMs: multi-nationals, selected regional accounts and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

Distributors    Sales to distributors accounted for approximately 56% of our revenues in 2016, 54% of our revenues in 2015 and 50% of our revenues in 2014. Our distributors, which include Arrow, Avnet, Macnica, OS Electronics, World Peace and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to certain distributors are made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. Due to current limitations on the feasibility of estimating the upfront effect of returns and allowances with these distributors, we defer recognition of revenue and gross profit on sales to these distributors until these distributors resell the product. As a result, sales returns have minimal impact on our results of operations.

Electronic Manufacturing Service Providers    Direct sales to electronic manufacturing service providers accounted for approximately 6% of our revenues in 2016, 7% of our revenues in 2015 and 8% of our revenues in 2014. Among our largest electronic manufacturing service customers are Benchmark Electronic, Flextronics, Jabil and Sanmina. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segment Information” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer fabrication facilities in Belgium, Czech Republic, Japan, Korea, Malaysia, and the United States and back-end assembly and test site facilities in Canada, China, Japan, Malaysia, Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or through our joint venture with Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own a majority of the outstanding equity interests (“Leshan”), as well as the reporting segments that use these facilities, along with the approximate gross square footage of each site’s building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reporting Segment	Size (sq. ft.)

Front-end Facilities:
Gresham, Oregon	Analog Solutions Group, Image Sensor Group and Power Solutions Group	558,457
Pocatello, Idaho	Analog Solutions Group, Image Sensor Group and Power Solutions Group	582,384
Roznov, Czech Republic	Analog Solutions Group and Power Solutions Group	438,882
Oudenaarde, Belgium	Analog Solutions Group, Image Sensor Group and Power Solutions Group	711,410
Seremban, Malaysia (Site 2) (3)	Analog Solutions Group and Power Solutions Group	124,910
Niigata, Japan	Analog Solutions Group, Image Sensor Group and Power Solutions Group	1,106,779
Rochester, New York (2)	Image Sensor Group	275,642
Bucheon, South Korea	Analog Solutions Group and Power Solutions Group	861,081
South Portland, Maine	Analog Solutions Group and Power Solutions Group	344,588
Mountaintop, Pennsylvania	Analog Solutions Group and Power Solutions Group	437,000

Back-end Facilities:
Burlington, Canada (1) (3)	Analog Solutions Group	95,440
Leshan, China (3)	Analog Solutions Group and Power Solutions Group	416,339
Seremban, Malaysia (Site 1) (3)	Analog Solutions Group and Power Solutions Group	328,278
Carmona, Philippines (3)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	926,367
Tarlac City, Philippines (3)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	381,764
Shenzhen, China (1)(3)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	275,463
Bien Hoa, Vietnam (3)	Analog Solutions Group and Power Solutions Group	294,418
Gunma, Japan (1) (3)	Power Solutions Group	514,854
Rochester, New York (2)	Image Sensor Group	275,642
Nampa, Idaho (1)	Image Sensor Group	166,268
Cebu, Philippines (3)	Analog Solutions Group and Power Solutions Group	228,460
Suzhou, China (3)	Analog Solutions Group and Power Solutions Group	462,639
Other Facilities:
Roznov, Czech Republic	Analog Solutions Group, Image Sensor Group and Power Solutions Group	438,882
Thuan An District, Vietnam (3)	Power Solutions Group	30,494

(1)  These facilities are leased.

(2)  This facility is used for both front-end and back-end operations with a total square footage of 275,642. Consists of one leased and one owned building.

(3)  These facilities are located on leased land.

We operate all of our manufacturing facilities directly, with the exception of our assembly and test operations facility located in Leshan, China, which is owned by Leshan. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 80% of Leshan’s production capacity in each of 2016 and 2015, and 70% in 2014, and are currently committed to purchase approximately 80% of Leshan’s expected production capacity in 2017.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, ASE, Kingpak, SMIC, TPSCo and UMC, collectively accounted for approximately 36%, 39% and 30% of our manufacturing costs in 2016, 2015 and 2014, respectively.

For information regarding risks associated with our foreign operations, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases. We obtain our raw materials and supplies from a large number of sources, generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” included elsewhere in this Form 10-K. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or other factors.

Sales, Marketing and Distribution

As of December 31, 2016, our sales and marketing organization consisted of approximately 1,700 professionals, servicing customers globally. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective global applications support from our Technical Information Centers and Solution Engineering Centers, allowing for applications which are developed in one region of the world to be instantaneously available throughout all other regions.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products primarily under our registered trademark ON Semiconductor® and our ON logo, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our intellectual property. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. As of December 31, 2016, we held patents with expiration dates ranging from 2017 to 2038, and none of the patents that expire in the next three years materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

Historically, our revenues have been affected by the cyclical nature of the semiconductor industry and the seasonal trends of related end-markets, which typically results in a stronger second half of the year for certain end-markets as compared to the first half of the year. With our recent acquisitions and our continued focus on the automotive end market, we have started to experience a stronger first half of the year, which partially offsets the seasonality experienced during the prior years. However, in the future, we could experience period-to-period fluctuations in operating results due to general industry or economic conditions or for other reasons. For information regarding risks associated with the cyclicality and seasonality of our business, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K.

Backlog and Inventory

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. For those shipments to distributors who are allowed sales return rights and allowances, we recognize the related revenue and cost of revenue depending on if the sale originated through an ON Semiconductor or legacy Fairchild system or process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” for additional information. Thus, backlog comprised of orders from these distributors will not result in revenues until these distributors sell the products ordered. During 2016, our backlog at the beginning of each quarter represented between 82% and 87% of actual revenues during such quarter, which is consistent with backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required for producing ordered products. However, these contracts are typically amended to reflect changes in customer demands and periodic price renegotiations. We routinely generate inventory based on customers’ estimates of end-user demand for their products, which is difficult to predict. See “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” located elsewhere in this Form 10-K for additional information regarding the inventory practices within the semiconductor industry.

Competition

The semiconductor industry, particularly the market for general-purpose semiconductor products like ours, is highly competitive. We face significant competition within each of our product lines from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because some of our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully-customized ICs, as well as customers who develop their own IC products. See “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K for additional information.

In comparison, several competitors noted below are larger in scale and size, have substantially greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. The following discusses the effects of competition on our three operating segments:

Power Solutions Group

The Power Solutions Group is a leading provider of power semiconductors to the automotive, industrial, wireless and mass markets. Our competitive strengths include our core competencies of leading edge fabrication technologies, micro packaging expertise, breadth of product line and IP portfolio, high quality cost effective manufacturing, and supply chain management which ensures supply to our customers. Our commitment to continual innovation allows us to provide an ever broader range of semiconductor solutions to our customers who differentiate in power density and power efficiency, the key performance characteristics driving our markets.

The principal methods of competition in our discrete, module and integrated semiconductor products are through new products and package innovations enabling enhanced performance over existing products. Of particular importance are our power MOSFETs, IGBTs, rectifiers and power module portfolio for power conversion applications and ESD portfolio for hi-speed serial interface protection products where we believe we have significant performance advantages over our competition. Select competitors include: Broadcom Limited; Diodes Incorporated; Infineon Technologies AG; KEC Corporation; NXP Semiconductors N.V.; Rohm Semiconductor; Semtech Corporation; STMicroelectronics N.V.; Texas Instruments Inc.; Toshiba Corporation; and Vishay Intertechnology, Inc.

Analog Solutions Group

The principal methods of competition in the Analog Solutions Group are based on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position is also enhanced by long-standing relationships we have established with leading OEM customers.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability of supply, customer service, pricing, industry trends and general economic trends. Select competitors for certain of our products and solutions include: Infineon Technologies AG; Maxim Integrated Products, Inc.; NXP Semiconductors N.V.; Renesas Electronics Corporation; STMicroelectronics N.V.; and Texas Instruments Inc.

Image Sensor Group

The principal method of competition in the Image Sensor Group is based on imaging experience for end users. Our competitive strengths include differentiating ourselves from others by leveraging our deep technical knowledge and close customer relationships to drive the most compelling imaging experience for end users. The Image Sensor Group was the first to commercialize CMOS active pixel sensors and the first to introduce CMOS technology into many of our markets, leveraging four decades of CCD imaging experience into market leading positions in automotive and industrial applications, bringing a wealth of technical and end-user applications knowledge to help customers develop innovative imaging solutions across a broad range of end-user needs. Select competitors for certain of our products and solutions include: Omnivision Technologies; Samsung

Semiconductor; Sony Semiconductor; STMicroelectronics N.V.; and Toshiba Corporation for image sensors, as well as Dongwoon Anatech Co., Ltd.; Renesas Electronics Corporation; and Rohm Semiconductor for actuator drivers.

Research and Development

Research and development costs in 2016, 2015 and 2014 were $452.3 million, $396.7 million and $366.6 million, representing 12%, 11%, and 12% of revenue, respectively. We seek to maximize the investment of our people and capital in research and development by targeting innovative products and solutions for high growth applications that position the company to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

Government Regulation

Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water, the management and disposal of hazardous substances, the release of hazardous substances into the environment at or from our facilities and at other sites, and the investigation and remediation of contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities and claims, regardless of fault, with respect to such matters, including personal injury claims and civil and criminal fines.

Our headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Motorola and now Freescale have been actively involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale (which became a wholly-owned subsidiary of NXP Semiconductors N.V. on December 7, 2015) have agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

Our former front-end wafer manufacturing location in Aizu, Japan is located on property where soil and ground water contamination has been detected. We believe that the contamination originally occurred during a time when the facility was operated by a prior owner. We have been working with local authorities to implement remediation actions and expect all remaining remediation costs to be covered by insurance. Based on information available, any net costs to us in connection with this matter are not expected to be material.

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

Through the acquisition of Fairchild, we acquired facilities in South Portland, Maine and West Jordan, Utah, which have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although we may incur certain liabilities with respect to the above remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Additionally, under the 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung Electronics Co., Ltd. (“Samsung”), Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. The costs incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments we make in connection with such liabilities are not expected to be material.

We were notified by the Environmental Protection Agency (“EPA”) that we have been identified as a “potentially responsible party” (“PRP”) under CERCLA in the Chemetco Superfund matter. Chemetco is a defunct reclamation services supplier who operated in Illinois at what is now a Superfund site. We used Chemetco for reclamation services. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. We have joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Based on the information available, any costs to us in connection with this matter have not been, and are not expected to be, material.

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for fiscal year ended December 31, 2016 were not material, and we do not expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on the capital expenditures, earnings, or competitive position of the Company or its subsidiaries. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

Employees

As of December 31, 2016, we had approximately 32,000 employees worldwide, of which approximately 4,400 employees were in the United States. The primary reason for the increase in headcount from prior year was due to the addition of Fairchild employees. None of our employees in the United States are covered by collective bargaining agreements, except for our employees at the Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Korea, Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K. Of the total number of our employees as of December 31, 2016, approximately 26,500 were engaged in manufacturing, approximately 1,700 were engaged in our sales and marketing organization, which includes customer service, approximately 1,100 were engaged in administration and approximately 2,700 were engaged in research and development.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 24, 2017 is set forth below.

Name	Age	Position
Keith D. Jackson	61	President, Chief Executive Officer and Director*
Bernard Gutmann	57	Executive Vice President, Chief Financial Officer and Treasurer*
George H. Cave	59	Executive Vice President, General Counsel, Chief Compliance & Ethics Officer, Chief Risk Officer and Corporate Secretary*
William M. Hall	61	Executive Vice President and General Manager, Power Solutions Group*
Robert A. Klosterboer	56	Executive Vice President and General Manager, Analog Solutions Group*
Paul E. Rolls	54	Executive Vice President, Sales and Marketing*
William A. Schromm	58	Executive Vice President and Chief Operating Officer*
Taner Ozcelik	49	Senior Vice President and General Manager, Image Sensor Group*
Bernard R. Colpitts, Jr.	42	Chief Accounting Officer, Vice President of Finance and Treasury and Corporate Controller

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

Bernard Gutmann.    Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer of ON Semiconductor and SCI LLC in September 2012, and has served as ON Semiconductor’s and SCI LLC’s Treasurer since January 2013. Before his promotion, he worked with the Company as Vice President,

Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury, and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Mr. Gutmann served in various financial positions with Motorola from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worcester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French, and Spanish, and conversant in German.

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

William M. Hall.    Mr. Hall joined the Company in May 2006 and is currently the Executive Vice President and General Manager of the Power Solutions Group of ON Semiconductor and SCI LLC. During his career, Mr. Hall has held various marketing and product line management positions. Before joining the Company, he served as Vice President and General Manager of the Standard Products Group at Fairchild. Between March 1997 and May 2006, Mr. Hall served at different times as Vice President of Business Development, Analog Products Group, Standard Products Group, and Interface and Logic Group, as well as serving as Vice President of Corporate Marketing at Fairchild. He has also held management positions with National Semiconductor Corp. and was a RADAR design engineer with RCA.

Robert A. Klosterboer.    Mr. Klosterboer joined the Company in March 2008 and currently serves as Executive Vice President and General Manager of the Analog Solutions Group for ON Semiconductor and SCI LLC. From March 2008 to September 2012, he was Senior Vice President and General Manager of the business unit then known as the Automotive, Industrial, Medical, & Mil/Aero Group. He has more than three decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer, and during his tenure there, he also was a design engineer, field applications engineer, design section manager, program development manager, and product marketing manager. Mr. Klosterboer holds a Bachelor’s degree in electrical engineering technology from Montana State University.

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

William A. Schromm.    Mr. Schromm has more than 30 years of semiconductor industry experience, has been with the Company since August 1999 and has served as Executive Vice President and Chief Operating Officer of ON Semiconductor and SCI LLC since August 2014. Prior to becoming Chief Operating Officer, he was a Senior Vice President responsible for quality, external manufacturing, manufacturing under our former System Solutions Group segment, global supply chain, information technology, corporate program management. Prior to this role, Mr. Schromm served as Senior Vice President and General Manager of the Company’s former Computing and Consumer Products Group from June 2006 through September 2012. During his tenure with the Company, he has held various positions. From August 2004 through May 2006, he served as the Vice President and General Manager of the Company’s former High Performance Analog Division and also led the Company’s former Analog Products Group. Beginning in January 2003, he served as Vice President of the Clock and Data Management business and continued in that role with additional product responsibilities when this business became the High Performance Analog Division in August 2004. Prior to that, he served as the Vice President of Tactical Marketing from July 2001 through December 2002, after leading the Company’s Standard Logic Division since August 1999. Since April 2015, Mr. Schromm has served on the board of directors of II-VI, Inc. Mr. Schromm earned a BS degree from Boston College and an MBA from the University of Phoenix.

Taner Ozcelik.    Mr. Ozcelik joined ON Semiconductor in August 2014 as the Senior Vice President of the Aptina Imaging Business and on February 20, 2015, he was named the Senior Vice President and General Manager of the Image Sensor Group of ON Semiconductor and SCI LLC. Mr. Ozcelik has served at the intersection of semiconductors, consumer electronics, computing and automotive industries for more than two decades. Before joining ON Semiconductor in August 2014, he served as Senior Vice President of Aptina’s Automotive and Embedded business. Prior to this, Mr. Ozcelik served as Vice President and General Manager of NVIDIA’s automotive business from 2012 to 2014, and as General Manager of the Avionics, Automotive and Embedded Business of NVIDIA from 2006 to 2012. While at NVIDIA, he developed several award winning firsts in automotive, which spanned a variety of applications including infotainment systems, digital instrument clusters, automotive tablets and advanced driver assistance systems, which are now featured in cars worldwide. During his career, Mr. Ozcelik has also held positions as President and CEO at MobileSmarts and as Vice President and General Manager at Sony Semiconductor for its Digital Home Platform Division. Mr. Ozcelik holds an MBA from the Wharton School of the University of Pennsylvania, a PhD in Electrical Engineering from Northwestern University, and a BS in Electrical Engineering from Bogazici University, Turkey. He is listed as an inventor on 23 U.S. patents.

Bernard R. Colpitts, Jr.    Mr. Colpitts was promoted to the position of Chief Accounting Officer of SCI LLC in February 2017 and continues to serve as Vice President of Finance and Treasury and Corporate Controller of SCI LLC, positions he has held since June 2013. In connection with the promotion to Chief Accounting Officer, the Corporation designated Mr. Colpitts as its Principal Accounting Officer. From August 2011 to February 2013, Mr. Colpitts served as Senior Director, Controller of SCI LLC. He was Vice President, Controller, and Chief Accounting Officer of Harry & David Holdings, Inc., a premium food and gift producer and retailer, from January 2007 to December 2010. Mr. Colpitts held various positions with SCI LLC related to accounting, finance, and financial reporting from 2000 to 2006. Mr. Colpitts is a Certified Public Accountant.

Geographical Information

For certain geographic operating information, see Note 15: “Income Taxes” and Note 18: “Segment Information” in the notes to our audited consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in each case as included elsewhere in this Form 10-K. For information regarding other risks associated with our foreign operations, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K.

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission (the “SEC”). Our website is www.onsemi.com. Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

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

Item 1A.    Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. These factors included, among others, our revenues and operating performance, economic conditions and markets (including current financial conditions), risk related to our ability to meet our assumptions regarding outlook for revenues and gross margin as a percentage of revenue, effects of exchange rate fluctuations, the cyclical nature of the semiconductor industry, changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks, enforcement and protection of our IP rights and related risks, risks related to the security of our information systems and secured network, availability of raw materials, electricity, gas, water and other supply chain uncertainties, our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers, variable demand and the aggressive pricing environment for semiconductor products, our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products, risks associated with acquisitions and dispositions including our acquisition of Fairchild (including our ability to realize the anticipated benefits of our acquisitions and dispositions, risks that acquisitions or dispositions disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties encountered from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and accurately predicting the future financial performance of acquired businesses), competitor actions, including the adverse impact of competitor product announcements, pricing and gross profit pressures, loss of key customers, order cancellations or reduced bookings, changes in manufacturing yields, control of costs and expenses and realization of cost savings and synergies from restructurings, significant litigation, risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs, risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time, risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations and finances/financials, the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally, risks and costs associated with increased and new regulation of corporate governance and disclosure standards, risks related to new legal requirements and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law.

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

Trends, Risks and Uncertainties Related to Our Business

The semiconductor industry is highly cyclical, and significant downturns or upturns in customer demand can materially adversely affect our business and results of operations.

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns in customer demand for semiconductors and related products. We cannot accurately predict the timing of future downturns and upturns in the semiconductor industry and how severe and prolonged these conditions might be. Significant downturns often occur in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) or declines in general economic conditions and can result in reduced product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, any of which could materially adversely affect our operating results as a result of increased operating expenses outpacing decreased revenue, reduced margins, underutilization of our manufacturing capacity and/or asset impairment charges. On the other hand, significant upturns can cause us to be unable to satisfy demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business and results of operations could be materially and adversely affected.

We may fail to realize the benefits expected from the Fairchild Transaction, which could have a material adverse effect on our financial condition and results of operations.

Although we expect significant benefits to result from the Fairchild Transaction, there can be no assurance that we will actually realize these or any other anticipated benefits of the Fairchild Transaction, and our financial condition and results of operations may be materially adversely affected by our ability to achieve such benefits. Achieving the benefits of the Fairchild Transaction depends, in part, on our ability to integrate Fairchild’s business successfully and efficiently with our business.

The challenges involved in this integration, which are complex and time consuming, include the following: (1) demonstrating to our and Fairchild’s customers that the Fairchild Transaction will not adversely affect our ability to address the needs of customers; (2) coordinating and integrating research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs; (3) consolidating and integrating corporate, information technology, finance and administrative infrastructures; (4) coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development; and (5) minimizing the diversion of management attention from other important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating Fairchild, then we may not achieve the anticipated benefits of the Fairchild Transaction, which could materially adversely affect our business, financial condition and results of operations.

Rapid innovation and short product life cycles in the semiconductor industry can result in price erosion of older products, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapid innovation and short product life cycles, which often results in price erosion, especially with respect to products containing outdated technology. Products are frequently replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops, in some cases precipitously. In addition, our and our competitors’ excess inventory levels can accelerate general price erosion.

In order to continue to profitably supply older products, we must offset lower prices by reducing production costs, typically through improvements in process technology and production efficiencies. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of older products. Moreover, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for the products we sell, our business and results of operations could be materially adversely affected.

Downturns or volatility in general economic conditions could have a material adverse effect on our business and results of operations.

In recent years, worldwide semiconductor industry sales have tracked the impact of the financial crisis, subsequent recovery and persistent economic uncertainty. We believe that the state of economic conditions in the United States is particularly uncertain due to likely shifts in legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases. Volatile and/or uncertain economic conditions can adversely impact sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. To the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, we may face oversupply of our products relative to customer demand. In the past, reduced customer spending has driven us, and may in the future drive us and our competitors, to reduce product pricing, which results in a negative effect on gross profit. Moreover, volatility in revenues as a result of unpredictable economic conditions may alter our anticipated working capital needs and interfere with our short-term and long-term strategies. To the extent that our sales, profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

If we do not have access to capital on favorable terms, on the timeline we anticipate, or at all, our financial condition and results of operations could be materially adversely affected.

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to implement new manufacturing and information technologies, to increase our productivity and efficiency, to upgrade equipment and to expand production capacity and there can be no assurance that we will realize a return on the capital expended. We have incurred and may continue to incur material amounts of debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain additional funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive. If our operating results falter, our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We may be unable to successfully integrate new strategic acquisitions, which could materially adversely affect our business, results of operations and financial condition.

We have made, and may continue to make, strategic acquisitions and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have limited experience. Our decision to pursue an acquisition is based on, among other factors, our estimates of expected future earnings growth and potential cost savings. For example, we may anticipate tax savings through integration of a newly acquired business into our business and rationalization of a combined infrastructure, and our estimates could turn out to be incorrect. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) unidentified issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees due to uncertainty about positions post-integration. In addition, we may incur unexpected costs, such as operating or restructuring costs (including severance payments to departing employees). In the past, we have recorded goodwill impairment charges related to certain of our acquisitions as a result of such factors as significant underperformance relative to historical or projected future operating results. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate or at all, could materially adversely affect our results of operations and financial condition.

Depending on the level of our ownership interest in and the extent to which we can exercise control over the acquired business, we may be required by U.S. generally accepted accounting principles (“GAAP”) and SEC rules and regulations to consolidate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements or such statements may not be prepared in accordance with GAAP or the acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, any of which could materially impair our ability to properly integrate such businesses into our consolidated financial statements on a timely basis. Any revisions to, inaccuracies in or restatements of our consolidated financial statements due to accounting for our acquisitions could have a material adverse effect our financial condition and results of operations.

We may be unable to maintain manufacturing efficiency, which could have a material adverse effect on our results of operations.

We believe that our success materially depends on our ability to maintain or improve our current margin levels related to our manufacturing. Semiconductor manufacturing requires advanced equipment and significant capital investment, leading to high fixed costs which include depreciation expense. Manufacturing semiconductor components also involves highly complex processes that we and our competitors are continuously modifying to improve yields and product performance. In addition, impurities, waste or other difficulties in the manufacturing process can lower production yields. Our manufacturing efficiency is and will continue to be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency, increase manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. If we are unable to utilize our manufacturing and testing facilities at expected levels, or if production capacity increases while revenues do not, the fixed costs and other operating expenses associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations.

Many of our facilities and processes are interdependent and an operational disruption at any particular facility could have a material adverse effect on our ability to produce many of our products, which could materially adversely affect our business and results of operations.

We utilize an integrated manufacturing platform in which multiple facilities may each produce one or more components necessary for the assembly of a single product. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at a facility toward the front-end of our manufacturing process may have a disproportionate impact on our ability to produce many of our products. For example, our facility in Roznov, Czech Republic, manufactures silicon wafers used by a number of our facilities, and any operational disruption, natural or man-made disaster or other extraordinary event that impacted the Roznov facility would have a material adverse effect on our ability to produce a number of our products worldwide. In the event of a disruption at any such facility, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce many of our products could be materially disrupted or delayed. Conversely, many of our facilities are single source facilities that only produce one of our end-products, and a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities (for example, due to construction delays) or transferring production to other existing facilities (for example, due to capacity constraints or difficulty in transitioning to new manufacturing processes), any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.

The failure to successfully implement cost reduction initiatives, including through restructuring activities, could materially adversely affect our business and results of operations.

From time to time, we have implemented cost reduction initiatives in response to significant downturns in our industry, including relocating manufacturing to lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to lower costs, implementing personnel reductions and voluntary retirement programs, reducing employee compensation, temporary shutdowns of facilities with mandatory vacation and aggressively streamlining our overhead. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs have been primarily composed of employee separation costs (including severance payments) and asset impairments. We also often undertake restructuring activities and programs to improve our cost structure in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our cost reduction and restructuring initiatives will be successfully or timely implemented, or that they will materially and positively impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the associated cost reductions could materially adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other benefits of our cost reduction and restructuring initiatives that we anticipate, our results of operations may be materially adversely effected.

If we are unable to identify and make the substantial research and development investments required to remain competitive in our business, our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. The development of new products is a complex and time-consuming process and often requires significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. In addition, the lengthy development cycle for our products limits our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users. There can be no assurance that we will win competitive bid selection processes, known as “design wins,” for new products. In addition, design wins do not guarantee that we will make customer sales or that we will generate sufficient revenue to recover design and development investments, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. There is no assurance that we will realize a return on the capital expended to develop new products, that a significant investment in new products will be profitable or that we will have margins as high as we anticipate at the time of investment or have experienced historically. To the extent that we underinvest in our research and development efforts, or that our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products that are attractive to our customers, and as a result our business, financial condition and results of operations may be materially adversely affected.

We may be unable to develop new products to satisfy, or we may develop products that misalign with, changing customer demands, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapidly changing technologies and industry standards, together with frequent new product introductions. Our success is largely dependent on our ability to accurately predict, identify and adapt to changes affecting the requirements of our customers in a timely and cost-effective manner. We focus our independent new product development efforts on market segments and applications that we anticipate will experience growth, but there can be no assurance that we will be successful in identifying high-growth areas. A fundamental shift in technologies or consumption patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete and could make new products that we planned to introduce no longer relevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our customers and end users, our business and results of operations could be materially adversely affected.

Uncertainties regarding the timing and amount of customer orders could lead to excess inventory and write-downs of inventory that could materially adversely affect our financial condition and results of operations.

Our sales are typically made pursuant to individual purchase orders or customer agreements, and we generally do not have long-term supply arrangements with our customers requiring a commitment to purchase. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days for custom products without incurring a significant penalty. We routinely generate inventory based on customers’ estimates of end-user demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties, which may vary significantly. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products, or overproduction of products due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers. Unsold inventory, cancelled orders and cancellation penalties may materially adversely affect our results of operations, and inventory write-downs may materially adversely affect our financial condition.

The semiconductor industry is highly competitive, and our inability to compete effectively could materially adversely affect our business and results of operations.

The semiconductor industry is highly competitive, and our ability to compete successfully depends on elements both within and outside of our control. We face significant competition within each of our product lines from major global semiconductor companies as well as smaller companies focused on specific market niches. Because our components are often building block semiconductors that, in some cases, are integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully customized ICs, as well as from customers who develop their own IC products. In addition, companies not currently in direct competition with us may introduce competing products in the future.

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial research and development budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenues may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenues or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced rapid consolidation and our inability to compete with large competitors or failure to identify attractive opportunities to consolidate may materially adversely affect our business.

The semiconductor industry is characterized by the high costs associated with developing marketable products and manufacturing technologies as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to: substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to consolidate with larger or smaller companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

Natural disasters and other business disruptions could cause significant harm to our business operations and facilities and could adversely affect our supply chain and our customer base, any of which may materially adversely affect our business, results of operation and financial condition.

Our U.S. and international manufacturing facilities and distribution centers, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, and similar events. The occurrence of natural disasters in any of the regions in which we operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. Such events can negatively impact revenues and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. In addition, these events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments and decreased revenues can materially adversely affect our business, our results of operations and our financial condition.

The loss of one of our largest customers, or a significant reduction in the revenue we generate from these customers, could materially adversely affect our revenues, profitability, and results of operations.

Product sales to our ten largest customers have historically accounted for a significant amount of our business. For instance, for the years ended December 31, 2016 and 2015, revenue from our 10 largest end customers collectively represented approximately 24% and 22%, respectively, of our total revenues for those years. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that our largest customers will not cease purchasing products from us in favor of products produced by other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenues, profitability, and results of operations.

Because a significant portion of our revenue is derived from customers in the automotive and communications industries, a downturn or lower sales to customers in either industry could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive and communications industries (including networking). Sales into these industries represented approximately 34% and 19% of our revenue, respectively, for the year ended December 31, 2016, and those percentages will vary from quarter to quarter. Both the automotive and communications industries are cyclical, and, as a result, our customers in these industries are sensitive to changes in general economic conditions, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Additionally, the quantity and price of our products sold to customers in these industries could decline despite continued growth in their respective end markets. Lower sales to customers in the automotive or communications industry may have a material adverse effect on our business and results of operations.

Shortages or increased prices of raw materials could materially adversely affect our results of operations.

Our manufacturing processes rely on many raw materials, including various chemicals and gases, polysilicon, silicon wafers, aluminum, gold, silver, copper, lead frames, mold compound and ceramic packages. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers of raw materials may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. Shortages could occur in various essential raw materials due to interruption of supply or increased demand. If we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increases significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.

We are dependent on the services of third-party suppliers and contract manufacturers, and any disruption in or deterioration of the quality of the services delivered by such third parties could materially adversely affect our business and results of operations.

We use third-party contractors for certain of our manufacturing activities, primarily wafer fabrication and the assembly and testing of final goods. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect.

Our international operations subject us to risks inherent in doing business on an international level that could adversely impact our business, financial condition and results of operations.

A significant amount of our total revenue outside of the U.S. is derived from the Asia/Pacific region and Europe, and we maintain significant operations in these regions. In addition, we rely on a number of contract manufacturers whose operations are primarily located in the Asia/Pacific region. Risks inherent in doing business on an international level include, among others, the following:

•	economic and geopolitical instability (including as a result of the threat or occurrence of armed international conflict or terrorist attacks);
•	changes in regulatory requirements, international trade agreements, tariffs, customs, duties and other trade barriers;
•	licensing requirements for the import or export of certain products;
•

exposure to different legal standards, customs, business practices, tariffs, duties and other trade barriers, including changes with respect to price protection, competition practices, IP, anti-corruption and environmental compliance, trade and travel restrictions, pandemics, import and export license requirements and restrictions, and accounts receivable collections;

•	transportation and other supply chain delays and disruptions;
•	power supply shortages and shutdowns;
•	fluctuations in raw material costs and energy costs;
•	difficulties in staffing and managing foreign operations, including collective bargaining agreements and workers councils, exposure to foreign labor laws and other employment and labor issues;
•	currency fluctuations;
•	currency convertibility and repatriation;
•	taxation of our earnings and the earnings of our personnel;
•	limitations on the repatriation of earnings and potential taxation of foreign profits in the U.S.;
•	potential violations by our international employees or third party agents of international or U.S. laws relevant to foreign operations (e.g., the Foreign Corrupt Practices Act (“FCPA”));
•	difficulty in enforcing intellectual property rights; and
•	other risks relating to the administration of or changes in, or new interpretations of, the laws, regulations and policies of the jurisdictions in which we conduct our business.

We cannot assure you that we will be successful in overcoming the risks that relate to or arise from operating in international markets, the materialization of any of which could materially adversely affect our business, financial condition and results of operations.

We could be subject to changes in tax rates or the adoption of new U.S. or international tax legislation or have exposure to additional tax liabilities, which could adversely affect our results of operations or financial condition.

Changes to income tax regulations in the United States and the jurisdictions in which we operate, or in the interpretation of such laws, could, under our existing tax structure, significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, increasing operations in high tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate.

Our tax filings are subject to review or audit by the Internal Revenue Service and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles. These changes, if adopted by countries, could increase tax uncertainty and may adversely affect our provision for income taxes. In the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies, but it is not possible to accurately determine the overall impact of such proposals on our effective tax rate at this time.

The distribution of any earnings of our foreign subsidiaries to the United States may be subject to United States income taxes, thus reducing our net income and materially adversely affecting our results of operations.

We hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries. We require a substantial amount of cash in the United States for operating requirements, debt repurchases and repayments, acquisitions, and stock repurchases. If we are unable to address our U.S. cash requirements through operations, borrowings under our current debt agreements or other sources of cash obtained at an acceptable cost, it may be necessary for us to consider repatriation of foreign earnings, and we may be required to pay additional taxes under current tax laws, which could have a material effect on our results of operations.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our operating results and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. The ultimate outcome of a tax examination could differ materially from our provisions and could have a material adverse effect on our business, financial condition, results or operations and cash flows.

Our legal organizational structure could result in unanticipated unfavorable tax or other consequences which could have a material adverse effect on our financial condition and results of operations. Changes in tax laws, regulations, future jurisdictional profitability of us and our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or tax provision we record, which could have a material adverse effect on our results of operations. In addition, any challenges to how our entities are structured or realigned or their business purpose by taxing authorities could result in us becoming subject to significant tax liabilities and penalties which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs could have a material adverse effect on our results of operations and financial condition.

We have sizeable sales and operations in the Asia/Pacific region and Europe and a significant amount of this business is transacted in currency other than U.S. dollars. In addition, while a significant percentage of our cash and cash equivalents is held outside the U.S., many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in U.S. dollars. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.

In addition, repatriation of funds held outside the U.S. could have adverse tax consequences and could be subject to delay due to required local country approvals or local obligations. From time to time, we are required to make cash deposits outside of the U.S. to support bank guarantees of our obligations under certain office leases or amounts we owe to certain vendors and such cash deposits are not available for other uses as long as the related bank guarantees are outstanding. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the U.S., our financial flexibility may be reduced, which could have a material adverse effect on our ability to make interest and principal payments due under our various debt obligations. Restrictions on repatriation or the inability to use cash held abroad to fund our operations in the U.S. may have a material adverse effect on our liquidity and financial condition.

We may be unable to attract and retain highly skilled personnel.

Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the U.S. and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly when the business cycle is improving. During such periods, competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing competitive compensation programs aimed at accomplishing this goal, specific elements of our compensation programs may not be competitive with those of our competitors and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers, could have a material adverse effect on our competitive position and on our business.

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected and our results of operations could vary as a result of changes in our stock-based compensation programs.

We have in the past and expect to continue to issue RSUs with time-based vesting, performance-based awards and common stock options that generally have exercise prices at the market value at the time of the grant and that are subject to vesting over time as compensation tools. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. Our current practice is to seek stockholder approval of new, or amendments to existing, equity compensation plans. If these proposals do not receive stockholder approval, we may not be able to grant equity awards to employees at the same levels as in the past, which could materially adversely affect our ability to attract, retain and motivate qualified personnel, thereby materially adversely affecting our business. In addition, changes in forecasted stock-based compensation expense could cause our results of operations to vary by impacting our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

Disruptions caused by labor disputes or organized labor activities could materially harm our business and reputation.

Currently, certain of our U.S. employees in Pennsylvania are represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to production slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in a loss of business and material damage to our reputation. In addition, union activity and compliance with international labor standards could result in higher labor costs, which could have a material adverse effect on our financial position and results of operations.

If we are unable to protect the intellectual property we use, our business, results of operations and financial condition could be materially adversely affected.

The enforceability of our patents, trademarks, copyrights, software licenses and other IP is uncertain in certain circumstances. Effective IP protection may be unavailable, limited or not applied for in the U.S. and internationally. The various laws and regulations governing our registered and unregistered IP assets, patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies are subject to legislative and regulatory change and interpretation by courts. With respect to our IP generally, we cannot assure you that:

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

When we seek to enforce our rights, we are often subject to claims that the IP right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of IP rights often results in the other party seeking to assert alleged IP rights of its own against us, which may materially adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, results of operations or cash flows.

In addition, some of our products and technologies are not covered by any patents or pending patent applications. We seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to IP arising out of our research. Should we be unable to protect our IP, competitors may develop products or technologies that duplicate our products or technologies, benefit financially from innovations for which we bore the costs of development and undercut the sales and marketing of our products, all of which could have a material adverse effect on our business, results of operations and financial condition.

If our technologies are subject to claims of infringement on the IP rights of third parties, efforts to address such claims could have a material adverse effect on our results of operations.

We may from time to time be subject to claims that we may be infringing third-party IP rights. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome in any such litigation, we may be required to:

•	pay substantial damages;
•	indemnify customers or distributors;
•	cease the manufacture, use, sale or importation of infringing products;
•	expend significant resources to develop or acquire non-infringing technologies;
•	discontinue the use of processes; or
•	obtain licenses, which may not be available on reasonable terms, to the infringing technologies.

The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially and adversely affect our business, financial condition and results of operations.

Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition.

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground, and we have been identified as either a primary responsible party or a potentially responsible party at sites where we or our predecessors operated or disposed of waste in the past. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:

•	changes in U.S. and international environmental or health and safety laws or regulations;
•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;
•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities;
•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions; or

•	the cost of fines, penalties or other legal liability, should we fail to comply with environmental or health and safety laws or regulations.

To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expense and liabilities which could materially adversely affect our results of operations and financial condition.

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

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in electrical design, OEMs are increasingly expecting them to warrant their products and are increasingly looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could have material adverse effects on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially adversely affect our business, results of operations and financial condition.

Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In certain instances, we attempt to limit our liability through our standard terms and conditions of sale and other customer contracts. There is no assurance that such limitations will be effective, and to the extent that we are liable for damages in excess of the revenues and profits we received from the products involved, our results of operations and financial condition could be materially adversely affected.

We may be subject to disruptions or breaches of our secured network that could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including IP and other proprietary information about our business and that of our customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our security measures and/or those of our third party service providers and/or customers may not detect or prevent such security breaches. The costs to us to eliminate or alleviate cyber security breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, to the extent we sell products containing bugs or viruses to our customers, we may be exposed to liability from the end-users of such products. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

Sales through distributors and other third parties expose us to risks that, if realized, could have a material adverse effect on our results of operations.

We face risks related to our sale of a significant, and increasing, portion of our products through distributors. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the FCPA or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failure to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, any of which could have a material adverse effect on our results of operations.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2016, we had $3,806.8 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;

•	the timing, amount and execution of our capital allocation policy, including our share repurchase program, could be affected by the degree to which we are leveraged;
•

a significant portion of our cash flow from operating activities must be dedicated to the payment of interest and principal on our debt, which reduces the funds available to us for our operations and may limit our ability to engage in acts that may be in our long-term best interests;

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

•	our level of indebtedness will increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions;
•	as our long-term debt ages, we may need to renegotiate or repay such debt or seek additional financing;
•	to the extent the debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited;
•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the semiconductor industry;
•	our substantial leverage could place us at a competitive disadvantage vis-à-vis our competitors who may have less leverage relative to their overall capital structures; and
•	our level of indebtedness may place us at a competitive disadvantage relative to less leveraged competitors.

To the extent that we continue to maintain or expand our significant indebtedness, our financial condition and results of operations may be materially adversely affected.

Indebtedness incurred in connection with the Fairchild Transaction could materially and adversely affect us by, among other things, limiting our ability to conduct our operations and reducing our flexibility to respond to changing business and economic conditions.

In connection with our acquisition of Fairchild, we entered into the Amended Credit Agreement providing for the $600 million Revolving Credit Facility, which provides liquidity to us, and the $2.4 billion Term Loan “B” Facility, which was used to fund the acquisition of Fairchild. The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company and most of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan “B” Facility rather than using funds for other business purposes. Our acquisition-related financing could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the Amended Credit Agreement, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the Amended Credit Agreement, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to:

•	incur additional debt, including guarantees;
•	incur liens;
•	make certain investments;
•	sell or otherwise dispose of assets;
•	make some acquisitions;
•	engage in mergers or consolidations or certain other “change in control” transactions;
•	make distributions to our stockholders;
•	engage in restructuring activities;
•	engage in certain sale and leaseback transactions; and
•	issue or repurchase stock or other securities.

Such agreements may also require us to satisfy other requirements, including maintaining certain financial ratios and condition tests. Our ability to meet these requirements can be affected by events beyond our control and we may be unable to meet them. To the extent we fail to meet any such requirements and are in default under our debt obligations, our financial condition may be materially adversely affected. These restrictions may limit our ability to engage in activities that could otherwise benefit us. To the extent that we are unable to engage in activities that support the growth, profitability and competitiveness of our business, our results of operations may be materially adversely affected.

We may not be able to generate sufficient cash flow to meet our debt service obligations, and any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate sufficient cash flow from operating activities to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operating activities and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations as they come due, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including our Amended Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results and operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock, which would have a dilutive effect to the current stockholders.

An event of default under any agreement relating to our outstanding indebtedness could cross default other indebtedness, which could have a material adverse effect on our business, financial condition and results of operations.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which default or acceleration of debt could cross default other indebtedness. Any such cross default would put immediate pressure on our liquidity and financial condition and would amplify the risks described above with regards to being unable to repay our indebtedness when due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

If our operating subsidiaries, which may have no independent obligation to repay our debt, are not able to make cash available to us for such repayment, our business, financial condition and results of operations may be adversely affected.

We conduct our operations through our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries have no obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or payments from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

If interest rates increase, our debt service obligations under our variable rate indebtedness could increase significantly, which would have a material adverse effect on our results of operations.

Borrowings under certain of our facilities from time to time, including under our Amended Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. During the first quarter of 2017, we entered into interest rate swaps that involved the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a portion of our Term Loan “B” Facility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes in a timely manner.

In June 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes. Holders of the 1.00% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the indenture governing the 1.00% Notes) at a repurchase price equal to

100% of the principal amount of the 1.00% Notes, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes to be repurchased, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the 1.00% Notes being converted. Moreover, we will be required to repay the 1.00% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes, repurchase the 1.00% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes following a fundamental change, we would be in default under the terms of the 1.00% Notes, which could cross default other debt and materially, adversely harm our business. The terms of the Amended Credit Agreement limit the amount of future indebtedness we may incur, but the terms of the 1.00% Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion feature of the 1.00% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle the 1.00% Notes conversion in common stock, could materially dilute the ownership interests of existing stockholders.

Prior to the close of business on the business day immediately preceding September 1, 2020, holders of the 1.00% Notes may convert the 1.00% Notes only if specified conditions are met. In the event the conditional conversion feature of the 1.00% Notes is triggered, holders of the 1.00% Notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their 1.00% Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could materially adversely affect our liquidity. In addition, if the conditional conversion feature of the 1.00% Notes is triggered, even if holders do not elect to convert their 1.00% Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 1.00% Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any material decrease in our liquidity or reduction in our net working capital could have a material adverse effect on our financial condition and results of operations. In addition, if we elect to settle the 1.00% Notes conversion in common stock, such issuance of common stock could materially dilute the ownership interests of existing stockholders, including stockholders who previously converted their 1.00% Notes.

The fundamental change repurchase feature of our 1.00% Notes may delay or prevent an otherwise beneficial attempt to take over our Company.

The terms of our 1.00% Notes require us to repurchase the 1.00% Notes in the event of a fundamental change (as defined under the indenture governing the 1.00% Notes). In certain circumstances, a takeover of our Company could trigger an option of the holders of the 1.00% Notes to require us to repurchase the 1.00% Notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to investors in the 1.00% Notes, which could materially decrease the value of the 1.00% Notes.

Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.

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

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the 1.00% Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 1.00% Notes (and are likely to do so during any observation period related to a conversion of 1.00% Notes or following any repurchase of the 1.00% Notes by us on any fundamental change repurchase date or otherwise). The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.

Counterparty risk with respect to the note hedge transactions, if realized, could have a material adverse impact on our results of operations.

The option counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that these option counterparties may default under the note hedge transactions. We can provide no assurances as to the financial stability or viability of any of the option counterparties. Our exposure to the credit risk of the option counterparties is not secured by any collateral. If one or more of the option counterparties to one or more of our note hedge transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions.

To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 1.00% Notes and/or cash payments we are required to make in excess of the principal amount of converted 1.00% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.

Trends, Risks and Uncertainties Relating to Our Common Stock

Fluctuations in our quarterly operating results may cause the market price of our common stock to decline.

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

An adverse change or development in any of the above factors could cause the market price of common stock to materially decline.

The market price of our common stock may be volatile, which could result in substantial losses for investors.

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

The trading price of our common stock in the past has had significant variance and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

Provisions in our charter documents may delay or prevent the acquisition of our Company, which could materially adversely affect the value of our common stock.

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

Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders. Any delay or prevention of an acquisition of our Company that would have been beneficial to our stockholders could materially decrease the value of our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters as well as certain design center and research and development operations are located in approximately 1.4 million square feet of building space on property that we own in Phoenix, Arizona. We also lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. See “Business - Manufacturing Operations” included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong, India, Ireland, Japan, the Netherlands, Singapore, South Korea, Romania, the Slovak Republic, Switzerland, Taiwan and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space. We believe that our facilities around the world, whether owned or leased, are well maintained.

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information. In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations is subject to varying long-term leases.

See “Business - Manufacturing Operations” and “Sales, Marketing and Distribution” included elsewhere in this Form 10-K for further details on our properties and “Business-Governmental Regulation” for further details on environmental regulation of our properties.

Item 3.    Legal Proceedings

See Note 12: “Commitments and Contingencies” under the heading “Legal Matters” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

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

	Range of Sales Price

	High	Low
2015
First Quarter	$13.31	$9.65
Second Quarter	$13.50	$11.31
Third Quarter	$11.48	$8.40
Fourth Quarter	$11.62	$9.53
2016
First Quarter	$9.92	$6.97
Second Quarter	$10.15	$8.21
Third Quarter	$12.55	$8.11
Fourth Quarter	$13.32	$10.74

As of February 17, 2017, there were approximately 247 holders of record of our common stock and 419,610,858 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may restrict our ability to pay dividends from time to time. Our Amended Credit Agreement permits us to pay cash dividends to our common stockholders, if after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Amended Credit Agreement) does not exceed 2.50 to 1.00. As of December 31, 2016, we were permitted to pay up to $100.0 million in cash dividends under our Amended Credit Agreement based on the consolidated total net leverage ratio. See Note 8: “Long-Term Debt” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Amended Credit Agreement.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2016.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except per share data)
Statement of Operations data:
Revenues	$3,906.9	$3,495.8	$3,161.8	$2,782.7	$2,894.9
Restructuring, asset impairments and other, net (1)	33.2	9.3	30.5	33.2	163.7
Goodwill and intangible asset impairment charges (2)	2.2	3.8	9.6	—	49.5
Net income (loss)	184.5	209.0	192.1	153.6	(92.9)
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.43	0.48	0.43	0.33	(0.21)

Balance Sheet data:
Total assets	$6,924.4	$3,869.6	$3,822.1	$3,292.5	$3,374.1
Long-term debt, including current maturities, less capital lease obligations	3,609.3	1,365.7	1,150.9	887.5	918.6
Capital lease obligations	13.0	28.2	40.8	53.4	91.1
Total stockholders’ equity	1,845.0	1,631.9	1,647.4	1,523.6	1,427.9

(1)

Restructuring, asset impairments and other, net primarily includes employee severance and other exit costs associated with our worldwide cost reduction and profitability enhancement programs, asset impairments and any other infrequent or unusual items. See Note 6: “Restructuring, Asset Impairments and Other, Net” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

(2)

For the year ended December 31, 2014, we recorded $9.6 million of goodwill and intangible asset impairment charges on our Consolidated Statements of Operations and Comprehensive Income relating to a reporting unit in our Analog Solutions Group. For the year ended December 31, 2012, we recorded $49.5 million of goodwill and intangible asset impairment charges on our Consolidated Statements of Operations and Comprehensive Income relating to certain reporting units in our Power Solutions Group and former System Solutions Group segment. See Note 5: “Goodwill and Intangible Assets” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information on goodwill and intangible asset impairments.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, including the notes thereto, which are included elsewhere in this Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed in “Risk Factors” included elsewhere in this Form 10-K.

Executive Overview

This executive overview presents summarized information regarding our industry, markets, business and operating trends only. For further information relating to the information summarized herein, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its entirety.

Industry Overview

In recent years, worldwide semiconductor industry sales have tracked the impact of the financial crisis, subsequent recovery and persistent economic uncertainty. According to WSTS (an industry research firm), worldwide semiconductor industry sales were $338.9 billion in 2016, an increase of approximately 1.1% from $335.2 billion in 2015. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our Serviceable Addressable Market (“SAM”) since 2012:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2016	$338.9	1.1%	$118.9	2.6%
2015	$335.2	(0.2)%	$115.9	(0.2)%
2014	$335.8	9.9%	$116.1	11.3%
2013	$305.6	4.8%	$104.3	0.6%
2012	$291.6	(2.6)%	$103.7	(3.4)%

(1)

Based on shipment information published by WSTS. WSTS collects this information based on product shipments, which differs from how we recognize revenue on shipments to certain distributors as described in Note 2: “Significant Accounting Policies—Revenue Recognition” in the notes to our audited consolidated financial statements contained elsewhere in this Form 10-K. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

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

As indicated above, worldwide semiconductor sales increased from $291.6 billion in 2012 to $338.9 billion in 2016. The increase of 1.1% from 2015 to 2016 reflected improving macroeconomic conditions in the second half of 2016. Sales in our SAM increased from $103.7 billion in 2012 to $118.9 billion in 2016. The increase of 2.6% from 2015 to 2016 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 4.0% for the next three years. These projections are not ours and may not be indicative of actual results.

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

ON Semiconductor Overview

We are driving innovation in energy efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing, and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, MCU, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including image sensors, optical image stabilization and auto focus devices provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT and memory categories used by the WSTS group.

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

We believe that some of the key factors and trends affecting our results of operations include, but not limited to:

•	Our acquisition of Fairchild and our integration of Fairchild’s business into our operations, including through the segment realignment described below;
•	Macroeconomic conditions affecting the semiconductor industry;
•	The cyclicality and seasonality of the semiconductor industry;
•	The global economic climate;
•	Our significant indebtedness, including the indebtedness incurred in connection with our acquisition of Fairchild;
•	An uncertain corporate tax environment, both in the U.S. and abroad;
•	An uncertain political climate and related impacts on global trade;
•	The effects of trends in the automotive industry on our revenues; and

•	Competitive conditions, and in particular consolidation, within our industry.

Fairchild Acquisition

On September 19, 2016, we completed our acquisition of Fairchild, pursuant to the Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, which provided for the acquisition of Fairchild by us (the “Fairchild Transaction”). The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and a partial draw of our Revolving Credit Facility and with cash on hand.

We believe that this acquisition creates a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. Ultimately, we believe that the combination of Fairchild operations with our own will provide complementary product lines to offer customers the full spectrum of high, medium and low voltage products, and we will continue to pioneer technology and design innovation in efficient energy consumption to help our customers achieve success and drive value for our partners and employees around the world. We believe the acquisition also expands our footprint in wireless communication products, particularly in high efficiency power conversions and USB Type C communication and power delivery. See “Business - 2016 Acquisition Activity,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. See Note 4: “Acquisitions and Divestitures” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Recent ON Semiconductor Results

Our total revenues for the year ended December 31, 2016 were $3,906.9 million, an increase of approximately 11.8% from $3,495.8 million from the year ended December 31, 2015. The increase was attributable to the acquisition of Fairchild, partially offset by lower revenues in our Image Sensor Group. During 2016, we reported net income attributable to ON Semiconductor of $182.1 million compared to $206.2 million in 2015. Our gross margin decreased by approximately 90 basis points to 33.2% in 2016 from 34.1% in 2015. The decrease was due to the expensing of the fair market value of inventory step-up from the Fairchild acquisition of $67.5 million. Excluding the expensing of the fair market value of inventory step-up, the increase in gross margin was primarily driven by higher factory utilization and product mix.

ON Semiconductor Q1 2017 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,215 to $1,265 million in the first quarter of 2017. Backlog levels for the first quarter of 2017 represent approximately 80% to 85% of our anticipated first quarter 2017 revenues. For the first quarter of 2017, we estimate that gross margin as a percentage of revenues will be approximately 33.4% to 34.8%.

Statements related to our outlook for the first quarter of 2017 are based on our current expectations, forecasts, estimates and assumptions. Such statements involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. See “Risk Factors” for additional information.

Business and Macroeconomic Environment Influence on Cost Savings and Restructuring Activities

In 2016 and 2017, our initiatives have been and will be focused on synergy related cost reductions from the Fairchild acquisition. Additionally, we have historically pursued, and expect to continue to pursue, other cost saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have recognized efficiencies from previously implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. However, the semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. There can be no assurances that we will adequately forecast economic conditions or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

See “Results of Operations - Restructuring, asset impairments and other, net” below, along with Note 6: “Restructuring, Asset Impairments and Other, Net” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost saving initiatives.

Segment Realignment in 2016

During the third quarter of 2016, we realigned our operating and reporting segments into the following three operating and reporting segments to optimize anticipated efficiencies resulting from our acquisition of Fairchild: Power Solutions Group, Analog Solutions Group and Image Sensor Group. The operating results of the System Solutions Group, which was previously our fourth operating and reporting segment, and which did not have goodwill, are now assigned among the three current operating and reporting segments. Prior year periods of segment information presented below reflect the current three operating and reporting segments. Our Power Solutions Group and Analog Solutions Group operating and reporting segments include the business acquired in the Fairchild Transaction.

Results of Operations

Our results of operations for the year ended December 31, 2016 include the results of operations from our acquisitions of Fairchild, AXSEM, Aptina, and Truesense on September 19, 2016, July 15, 2015, August 15, 2014 and April 30, 2014, respectively.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Year ended December 31,			Dollar Change

	2016	2015	2014	2015 to 2016	2014 to 2015
Revenues	$3,906.9	$3,495.8	$3,161.8	$411.1	$334.0
Cost of revenues (exclusive of amortization shown below)	2,610.0	2,302.6	2,076.9	307.4	225.7

Gross profit	1,296.9	1,193.2	1,084.9	103.7	108.3
Operating expenses:
Research and development	452.3	396.7	366.6	55.6	30.1
Selling and marketing	238.0	204.3	200.0	33.7	4.3
General and administrative	230.3	182.3	180.9	48.0	1.4
Amortization of acquisition-related intangible assets	104.8	135.7	68.4	(30.9)	67.3
Restructuring, asset impairments and other, net	33.2	9.3	30.5	23.9	(21.2)
Goodwill and intangible asset impairment	2.2	3.8	9.6	(1.6)	(5.8)

Total operating expenses	1,060.8	932.1	856.0	128.7	76.1

Operating income	236.1	261.1	228.9	(25.0)	32.2

Other (expense) income, net:
Interest expense	(145.3)	(49.7)	(34.1)	(95.6)	(15.6)
Interest income	4.5	1.1	1.5	3.4	(0.4)
Gain on divestiture of business	92.2	—	—	92.2	—
Loss on modification or extinguishment of debt	(6.3)	(0.4)	—	(5.9)	(0.4)
Other	(0.6)	7.7	(4.4)	(8.3)	12.1

Other (expense) income, net	(55.5)	(41.3)	(37.0)	(14.2)	(4.3)

Income before income taxes	180.6	219.8	191.9	(39.2)	27.9
Income tax (provision) benefit	3.9	(10.8)	0.2	14.7	(11.0)

Net income	184.5	209.0	192.1	(24.5)	16.9
Less: Net income attributable to non-controlling interest	(2.4)	(2.8)	(2.4)	0.4	(0.4)

Net income attributable to ON Semiconductor Corporation	$182.1	$206.2	$189.7	$(24.1)	$16.5

Revenues

Revenues were $3,906.9 million, $3,495.8 million and $3,161.8 million for 2016, 2015 and 2014, respectively. The increase of $411.1 million, or approximately 12%, in 2016 compared to 2015 was primarily attributable to approximately 21.2% and 10.7% increases in revenue in our Power Solutions Group and Analog Solutions Group, respectively, which included Fairchild revenues of $411.5 million between September 19, 2016 and December 31, 2016. This increase was partially offset by lower revenues in our Image Sensor Group.

The increase in revenues from 2015 compared to 2014 of $334.0 million, or approximately 11%, was primarily attributed to $411.0 million of additional revenue in the Image Sensor Group provided by a full year of operations from the 2014 acquisitions of Aptina and Truesense, partially offset by decreased revenue from our former System Solutions Group segment and a decrease in average selling prices of approximately 8%.

Revenues by reportable segment for each of 2016, 2015 and 2014 were as follows (dollars in millions):

	2016	As a % of Revenue (1)	2015	As a % of Revenue (1)	2014	As a % of Revenue (1)
Power Solutions Group	$1,708.6	43.7%	$1,409.9	40.3%	$1,423.5	45.0%
Analog Solutions Group	1,481.5	37.9%	1,338.6	38.3%	1,415.8	44.8%
Image Sensor Group	716.8	18.3%	747.3	21.4%	322.5	10.2%

Total revenues	$3,906.9		$3,495.8		$3,161.8

(1)   Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group

Revenues from the Power Solutions Group increased by $298.7 million, or approximately 21%, during 2016 compared to 2015, and decreased by $13.6 million, or approximately 1%, during 2015 compared to 2014.

The 2016 increase was primarily attributable to the acquisition of Fairchild, which had $277.5 million in revenues across various products within this segment. Revenues from our discrete products increased by $215.0 million, or approximately 35%, revenues from our new IPMS and Optoelectronics products increased by $45.8 million and $20.8 million, respectively, and revenues from our analog products increased by $20.5 million, or approximately 6%.

The 2015 decrease resulted from a decrease in revenues from our IPM products of $14.1 million, or approximately 13%, and a decrease in revenues from TMOS products of $14.6 million, or approximately 6%, partially offset by an increase in revenues from memory products of $16.7 million, or approximately 24%.

Revenues from the Analog Solutions Group

Revenues from the Analog Solutions Group increased by $142.9 million, or approximately 11%, during 2016 compared to 2015 and decreased by $77.2 million, or approximately 5%, during 2015 compared to 2014.

The 2016 increase was primarily attributable to the acquisition of Fairchild, which had $134.0 million in revenues across various products within this segment. Additionally, revenues from our legacy analog products increased $19.9 million, or approximately 5%, partially offset by decreased revenue in our LSI products of $15.0 million, or approximately 5%.

The 2015 decrease resulted from a decrease in revenues from our LSI products of $62.0 million, or approximately 18%, and a decrease in revenues from analog products of $18.5 million, or approximately 5%.

Revenues from the Image Sensor Group

Revenues from the Image Sensor Group decreased by $30.5 million, or approximately 4%, during 2016 compared to 2015 and increased by $424.8 million, or approximately 132%, during 2015 compared to 2014.

The 2016 decrease was primarily attributable to a decrease in revenues from our consumer products of $57.6 million, or approximately 9%, offset by an increase in revenues from our LSI products of $15.2 million, or approximately 51%, and an increase in revenues from our ASIC products of $11.8 million, or approximately 12%.

The 2015 increase was primarily attributable to $409.6 million of additional revenue generated by Aptina and Truesense during their first full year of operations after acquisition, as compared to 2014, in which the two businesses generated $262.4 million of revenue during the period of 2014 after the closing of the acquisitions.

Revenues by Geographic Location

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (dollars in millions):

	2016	As a % of Revenue (1)	2015	As a % of Revenue (1)	2014	As a % of Revenue (1)
United States	$588.4	15.1%	$544.3	15.6%	$497.0	15.7%
United Kingdom	541.1	13.8%	503.2	14.4%	497.9	15.7%
Hong Kong	1,086.8	27.8%	874.4	25.0%	975.3	30.8%
Japan	334.5	8.6%	281.7	8.1%	293.1	9.3%
Singapore	1,110.4	28.4%	1,120.7	32.1%	786.5	24.9%
Other	245.7	6.3%	171.5	4.9%	112.0	3.5%

Total	$3,906.9		$3,495.8		$3,161.8

(1) Certain of the amounts may not total due to rounding of individual amounts.

For additional information, see the table of revenues by geographic location included in Note 18: “Segment Information” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for each of 2016, 2015, and 2014 was as follows (dollars in millions):

	2016	As a % of Segment Revenue (2)	2015	As a % of Segment Revenue (2)	2014	As a % of Segment Revenue (2)
Power Solutions Group	$566.3	33.1%	$428.7	30.4%	$446.8	31.4%
Analog Solutions Group	589.0	39.8%	537.9	40.2%	574.5	40.6%
Image Sensor Group	236.5	33.0%	242.4	32.4%	97.0	30.1%

Gross profit for all segments	$1,391.8		$1,209.0		$1,118.3
Unallocated manufacturing (1)	(94.9)	(2.4)%	(15.8)	(0.5)%	(33.4)	(1.1)%

Total gross profit	$1,296.9	33.2%	$1,193.2	34.1%	1,084.9	34.3%

(1)   Unallocated manufacturing costs are being shown as a percentage of total revenue (Includes expensing of the fair market value step-up of inventory of $67.5 million during 2016).

(2)   Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit was $1,296.9 million, $1,193.2 million and $1,084.9 million for 2016, 2015 and 2014, respectively. The gross profit increase of $103.7 million, or approximately 9%, for 2016 compared to 2015 was primarily due to the contributions from Fairchild, which generated approximately $87 million of gross profit for 2016.

The gross profit increase of $108.3 million, or approximately 10%, for 2015 compared to 2014 was primarily due to the contributions of acquisitions during 2014, including $27.0 million for the amortization of the fair market value of inventory step-up from our acquisitions during 2014 for which there was no amortization during 2015, and manufacturing and cost improvements that were partially offset by decreased average selling prices.

Gross margin decreased to approximately 33.2% during 2016 compared to approximately 34.1% during 2015. Excluding the expensing of the fair market value of inventory step-up from the Fairchild acquisition of $67.5 million, gross margin increased, primarily due to higher factory utilization and product mix.

Gross margin decreased to approximately 34.1% during 2015 compared to approximately 34.3% during 2014. This decrease was primarily driven by a larger proportion of our revenues provided by our Image Sensor Group which generates lower gross margin levels than our Analog Solutions Group and Power Solutions Group.

Operating Expenses

Research and Development

Research and development expenses were $452.3 million, $396.7 million and $366.6 million, representing approximately 12%, 11% and 12% of revenues, for 2016, 2015 and 2014, respectively.

The increase in research and development expenses of $55.6 million, or approximately 14%, during 2016 compared to 2015 was primarily associated with the acquisition of Fairchild, which added to several categories of research and development expenses totaling $28.8 million. Research and development expenses unrelated to the Fairchild Transaction increased by $26.8 million, primarily in the area of payroll, including incentive compensation and payroll related costs, pension losses and IP related activities.

The increase in research and development expenses of $30.1 million, or approximately 8%, during 2015 compared to 2014 was primarily associated with an increase of $50.4 million from expenses attributable to the operations of Aptina and Truesense for the full period in 2015. These expenses were partially offset by lower payroll costs, including incentive compensation and payroll related costs, in our Analog Solutions Group and former System Solutions Group segment.

Selling and Marketing

Selling and marketing expenses were $238.0 million, $204.3 million and $200.0 million, representing approximately 6% of revenues in each year period, for 2016, 2015 and 2014, respectively.

The increase in selling and marketing expenses of $33.7 million, or approximately 16%, during 2016 compared to 2015 was primarily associated with the acquisition of Fairchild, which had selling and marketing expenses of $26.7 million, primarily in the area of payroll, including incentive compensation and payroll related costs. There were also increases in expenses related to outside services and travel.

The increase in selling and marketing expenses of $4.3 million, or approximately 2%, during 2015 compared to 2014 was primarily associated with an increase of $23.5 million for expenses attributable to the operations of Aptina and Truesense for the full period in 2015. These expenses were significantly offset by lower payroll costs, including incentive compensation and payroll related costs in our Analog Solutions Group, Power Solutions Group and former System Solutions Group segment.

General and Administrative

General and administrative expenses were $230.3 million, $182.3 million and $180.9 million, representing approximately 6%, 5% and 6% of revenues, for 2016, 2015 and 2014, respectively.

The increase in general and administrative expenses of $48.0 million, or approximately 26%, during 2016 compared to 2015 was primarily associated with the acquisition of Fairchild, which had general and administrative expenses of $36.9 million, primarily in the area of payroll, including incentive compensation and payroll related costs, outside services, travel related expenses, as well as acquisition related expenses.

The increase in general and administrative expenses of $1.4 million, or approximately 1%, during 2015 compared to 2014 includes an increase of approximately $14.6 million for expenses attributable to the operations of Aptina and Truesense for the full period in 2015, partially offset by lower payroll, including incentive compensation and payroll related costs in our Power Solutions Group, Analog Solutions Group and former System Solutions Group.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $104.8 million, $135.7 million and $68.4 million for 2016, 2015 and 2014, respectively. The decrease of $30.9 million during 2016 compared to 2015 was attributable to the declining amortization of our Aptina and Truesense intangible assets, partially offset by the amortization of our intangible assets acquired from the Fairchild acquisition. Amortization of acquired intangible assets from the Fairchild Transaction was $12.6 million between September 19, 2016 and December 31, 2016.

The increase in amortization of acquisition-related intangible assets during 2015 compared to 2014 was attributable to a full period of the amortization of intangible assets assumed as a result of our acquisitions of Aptina and Truesense.

See Note 4: “Acquisition and Divestitures” and Note 5: “Goodwill and Intangible Assets” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information with respect to intangible assets.

Restructuring, asset impairments and other, net

Restructuring, asset impairments and other, net was $33.2 million, $9.3 million and $30.5 million for 2016, 2015 and 2014, respectively. The information below summarizes the major activities in each year. For additional information, see Note 6: “Restructuring, Asset Impairments and Other, Net” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2016

During 2016, we recorded approximately $33.2 million of net charges related to our restructuring programs, consisting primarily of $25.7 million of post-Fairchild acquisition restructuring costs, $5.3 million of former

System Solutions Group segment voluntary workforce reduction program costs, and $2.1 million of manufacturing relocation program costs.

2015

During 2015, we recorded approximately $9.3 million of net charges related to our restructuring programs, consisting primarily of $3.5 million of employee separation charges from our European marketing organization relocation plan and $4.8 million of general workforce reductions. Total Restructuring, asset impairments and other, net, was partially offset by a $3.4 million gain from the sale of assets.

During the first quarter of 2015, we announced that we would relocate our European customer marketing organization from France to Slovakia and Germany. As a result, six positions are expected to be eliminated. We recorded $3.5 million of related employee separation charges during 2015. The impacted employees left the Company during the second half of 2016.

During the third quarter of 2015, management approved and commenced implementation of restructuring actions, primarily targeted workforce reductions. We notified approximately 150 employees of their employment termination, the majority of which had exited by the end of 2015. The total expense for 2015 was $4.8 million.

2014

During the fourth quarter of 2013, we initiated a voluntary retirement program for employees of certain of our former System Solutions Group segment subsidiaries in Japan (the “Q4 2013 Voluntary Retirement Program”). Approximately 350 employees opted to retire under the Q4 2013 Voluntary Retirement Program, of which all employees had exited by the end of 2014. For 2014, we recognized approximately $10.4 million of employee separation charges related to the Q4 2013 Voluntary Retirement Program.

In connection with the Q4 2013 Voluntary Retirement Program, approximately 70 contractor positions were also identified for elimination, all of which all had exited by the end of 2015. During 2014, an additional 40 positions were identified for elimination, as an extension of the Q4 2013 Voluntary Retirement Program, consisting of 20 employees and 20 contractors, substantially all of whom had exited by the end of 2014.

As a result of the Q4 2013 Voluntary Retirement Program, we recognized a pension curtailment benefit associated with the affected employees of $4.5 million during 2014, which is recorded in Restructuring, asset impairments and other, net. See Note 11: “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

During 2014, we initiated further voluntary retirement activities applicable to an additional 60 to 70 positions for certain of our former System Solutions Group segment subsidiaries in Japan, consisting of employees and contractors. Substantially all personnel had exited under this program by December 31, 2014.

On October 6, 2013, we announced a plan to close KSS (the “KSS Plan”). Pursuant to the KSS Plan, a majority of the production from KSS was transferred to other of our manufacturing facilities. The KSS Plan includes the elimination of approximately 170 full time and 40 contract employees. During 2014, we recorded approximately $7.8 million of employee separation charges and $2.3 million of exit costs related to the KSS Plan.

As a result of the KSS facility closure, we recognized a $2.1 million pension curtailment benefit associated with the affected employees during 2014, which was recorded in Restructuring, asset impairments and other, net. See Note 11: “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Indefinite and Long-Lived Asset Impairment Charges

2016

During 2016, we canceled certain of our previously capitalized IPRD projects and recorded impairment losses of $2.2 million included in the “Goodwill and intangible asset impairment” caption in our Consolidated Statements of Operations and Comprehensive Income in our audited consolidated financial statements included elsewhere in this Form 10-K.

2015

During 2015, we canceled certain of our previously capitalized IPRD projects and recorded impairment losses of $3.8 million included in the “Goodwill and intangible asset impairment” caption in our Consolidated Statements of Operations and Comprehensive Income in our audited consolidated financial statements included elsewhere in this Form 10-K.

2014

During 2014, we determined that approximately $8.7 million in carrying value of goodwill relating to one of our reporting units in the Analog Solutions Group was impaired resulting from a decline in estimated future cash flows. In connection with this impairment, we wrote-off approximately $0.9 million of intangible assets and $4.7 million of other long-lived assets.

See Note 5: “Goodwill and Intangible Assets” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Other Income and Expenses

Interest Expense

Interest expense increased by $95.6 million to $145.3 million during 2016 compared to $49.7 million in 2015, primarily due to the substantial indebtedness incurred in order to acquire Fairchild. Interest expense increased by $15.6 million, or approximately 46%, to $49.7 million during 2015, up from $34.1 million in 2014, primarily due to additional amortization of debt discount on our 1.00% Notes. We expect interest expense to remain substantial in future periods as we service the debt we incurred in connection with the Fairchild Transaction. We recorded amortization of debt discount to interest expense of $26.0 million, $17.5 million and $7.0 million for 2016, 2015 and 2014, respectively. Our average gross amount of long-term debt balance (including current maturities) during 2016, 2015 and 2014 was $2,661.3 million, $1,361.6 million and $1,085.6 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was approximately 5.5%, 3.7% and 3.1% per annum in 2016, 2015 and 2014, respectively. See “Liquidity and Capital Resources - Key Financing and Capital Events” below and Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of the indebtedness incurred for the Fairchild Transaction and our refinancing activities.

Gain on Divestiture of Business

Gain on divestiture of business was $92.2 million during 2016. On August 29, 2016, the Company sold two lines of business for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, Inc., writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future. See Note 4: “Acquisitions and Divestitures” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information.

Loss on Modification or Extinguishment of Debt

2016

Loss on modification or extinguishment of debt increased by $5.9 million from $0.4 million to $6.3 million from 2015 to 2016, due to the execution of the First Amendment, which resulted in a debt extinguishment charge of $4.7 million, and the termination and replacement of our senior revolving credit facility by the Revolving Credit Facility, which resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs.

2015

During 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the facility, resulting in a loss during 2016.

Other

Other income decreased by $8.3 million, from income of $7.7 million in 2015 to an expense of $0.6 million in 2016. Other income increased by $12.1 million, from an expense of $4.4 million in 2014 to income of $7.7 million in 2015. The change from year to year is largely attributable to fluctuations in foreign currencies against the dollar for the period, net of the impact from our hedging activity, along with gains and losses on available-for-sale securities.

Income Tax Provision (Benefit)

We recorded an income tax benefit of $3.9 million, an income tax provision of $10.8 million and an income tax benefit of $0.2 million in 2016, 2015 and 2014, respectively.

The income tax benefit for 2016 consisted primarily of the reversal of $359.8 million of our previously established valuation allowance against part of our U.S. federal and foreign deferred tax assets and the release of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2016. This is partially offset by $310.8 million related to the reversal of the prior years’ indefinite reinvestment assertion, $43.5 million for income and withholding taxes of certain of our foreign and domestic operations and $3.5 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax provision for 2015 consisted of the reversal of $12.1 million of our previously established valuation allowance against our foreign deferred tax assets, the release of $4.3 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during 2015, and a change in tax rate that favorably impacted deferred balances by $1.6 million. This is partially offset by $24.4 million for income and withholding taxes of certain of our foreign and domestic operations and $4.4 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax benefit for 2014 consisted of the reversal of $23.3 million of our previously established valuation allowance against our U.S. deferred tax assets as a result of a net deferred tax liability recorded as part of the Truesense acquisition and the reversal of $4.6 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during 2014. This is partially offset by $19.8 million for income and withholding taxes of certain of our foreign and domestic operations, $4.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and $3.3 million of deferred federal income taxes associated with tax deductible goodwill.

Our effective tax rate for 2016 was a benefit of 2.2%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to the release of our U.S. and Japan valuation allowances, partially offset by the reversal of the prior years’ indefinite reinvestment assertion. Our effective tax rate for 2015 was a provision of 4.9%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to our change in valuation allowance, deemed dividend income from foreign subsidiaries and tax rate differential in our foreign subsidiaries. Our effective tax rate for 2014 was a benefit of 0.1%, which differs from the U.S. federal statutory income tax rate of 35%, primarily due to our domestic tax losses and tax rate differential in our foreign subsidiaries.

The consummation of the Fairchild acquisition during the quarter ended September 30, 2016 caused the Company to reassess the prior years’ indefinite reinvestment assertion because of the U.S. debt incurred to fund the acquisition. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. This resulted in a change in judgment regarding the future cash flows by jurisdiction and the reversal of prior years’ indefinite reinvestment assertion. The change in assertion, which resulted in recording a deferred tax liability for future U.S. taxes, had a direct impact on the judgment about the realizability of the U.S. federal deferred tax assets which resulted in a release of valuation allowance. The change in the prior years’ indefinite reinvestment assertion resulted in an increase to income tax expense of $310.8 million, which was partially offset by a benefit of $267.9 million relating to the release of valuation allowance. The reversal of the prior year’s indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on our cash taxes.

We have not made an indefinite reinvestment assertion related to current year foreign earnings. We expect our future tax rate to more approximate the U.S. federal statutory rate of 35%. The effect of the increase in the future rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized.

We continue to maintain a valuation allowance on a portion of our foreign tax credits and foreign net operating losses, a substantial portion of which relate to Japan net operating losses which are projected to expire prior to utilization. In addition, we also maintain a valuation allowance on a portion of our U.S. foreign tax credit carryforwards and a full valuation allowance on our U.S. capital loss carryforwards and U.S. state deferred tax assets.

For additional information, see Note 15: “Income Taxes” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period

Contractual obligations (1)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt, excluding capital leases (2)	$4,433.7	$660.0	$263.7	$176.4	$827.0	$117.5	$2,389.1
Capital leases (2)	13.6	9.4	3.5	0.7	—	—	—
Operating leases (3)	148.9	37.6	26.5	17.9	13.5	9.8	43.6
Purchase obligations (3):
Capital purchase obligations	86.0	81.4	2.6	0.5	0.5	0.5	0.5
Inventory and external manufacturing purchase obligations	251.9	160.3	23.3	22.5	14.9	12.4	18.5
Information technology, communication and mainframe support services	19.3	10.8	4.2	3.2	0.7	0.4	—
Other	45.3	38.6	2.8	1.7	1.2	1.0	—

Total contractual obligations	$4,998.7	$998.1	$326.6	$222.9	$857.8	$141.6	$2,451.7

(1)	The table above excludes approximately $21.8 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.
(2)	Includes interest payments at applicable rates as of December 31, 2016.
(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

The table also excludes our pension obligations. We expect to make cash contributions to comply with local funding requirements and required benefit payments of approximately $12.1 million in 2017. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2017, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash and cash equivalents was $1,028.1 million as of December 31, 2016. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents at December 31, 2016 include approximately $399.0 million available in the United States. We require a substantial amount of cash in the United States for operating requirements, debt service, debt repayments and acquisitions. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

See Note 8: “Long-Term Debt,” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a discussion of our long-term debt. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” included elsewhere in this Form 10-K for a discussion of restrictions on our ability to pay dividends and our stock repurchase activities.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various operating leases for buildings and equipment including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the normal course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments; agreements to mitigate collection risk; leases; utilities; and customs guarantees. Our senior revolving credit facility includes $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under our Revolving Credit Facility as of December 31, 2016. We had outstanding guarantees and letters of credit outside of our senior revolving credit facility of $6.7 million at December 31, 2016.

As part of securing financing in the normal course of business, we issued guarantees related to our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $130.7 million as of December 31, 2016. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $160.4 million as of December 31, 2016.

Based on historical experience and information currently available, we believe that in the foreseeable future we will not be required to make payments under the standby letters of credit or guarantee arrangements.

For our operating leases, we expect to make cash payments and incur similar expenses totaling $148.9 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements.

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

See “Legal Proceedings” and Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for possible contingencies related to legal matters. See also “Business—Government Regulation” for information on certain environmental matters.

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

On September 19, 2016, we completed our acquisition of Fairchild pursuant to the Fairchild Agreement. The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and Revolving Credit Facility and with cash on hand. See “Business—2016 Acquisition Activity,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. During 2015 and 2014, we acquired AXSEM, Aptina and Truesense. See Note 4: “Acquisitions and Divestitures” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Our ability to service our long-term debt, including our 1.00% Notes and Term Loan “B” Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents, short-term investments and existing credit facilities will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. During 2016, we paid $210.7 million for capital expenditures, while in 2015 we paid $270.8 million. Our current minimum commitment for 2017 is approximately $81.4 million. The capital expenditure levels can materially influence our available cash for other initiatives. Our capital expenditures have historically been approximately 6% to 7% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

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

During the year ended December 31, 2015, we issued $690.0 million of our 1.00% Notes and used a portion of the proceeds to pay down amounts previously drawn on our senior revolving credit facility. We also increased the borrowing capacity of our senior revolving credit facility from $800.0 million to $1.0 billion and reset the five year maturity. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

On December 1, 2014, we announced a capital allocation policy (the “Capital Allocation Policy”) under which we intend to return to stockholders approximately 80% of free cash flow less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, we define free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. We also announced the 2014 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, we intend to repurchase approximately $1.0 billion of our common shares over a four year period, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014, and the $300 million 2012 Stock Repurchase Program was terminated on that date. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information with respect to our share repurchase program.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $581.2 million, $470.6 million, and $481.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Our cash flows provided by operating activities for the year ended December 31, 2016 increased by approximately $110.6 million compared to the year ended December 31, 2015. The increase was primarily attributable to the change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents and short-term investments, was $338.1 million as of December 31, 2016 and has fluctuated between $33.9 million and $424.0 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and short-term investments, was $1,366.5 million as of December 31, 2016 and has fluctuated between $611.8 million and $1,366.5 million over the last eight quarter-ends. Working capital as of December 31, 2015 was impacted by ASU 2015-17, which we prospectively adopted and applied to our financial statements for the year ended December 31, 2015 and subsequent periods. Periods prior to December 31, 2015 have not been adjusted for the adoption of ASU 2015-17. See Note 3: “Recent Accounting Pronouncements” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2016, our working capital was most significantly impacted by the acquisition of Fairchild and the related financing. See Note 8: “Long-Term Debt” and Note 9: “Earnings Per Share and Equity” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2016. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments see Note 8: “Long-Term Debt” and for further discussion on share repurchase program, see Note 9: “Earnings Per Share and Equity” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Events

2016 Financing Events

On November 17, 2016, we announced that we would be exercising our option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B, on December 20, 2016 pursuant to the terms of the indenture governing the 2.625% Notes, Series B. The holders of the 2.625% Notes, Series B, had the right to convert their 2.625% Notes, Series B, into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016. We satisfied our conversion obligation with respect to the 2.625% Notes, Series B, tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445.0 million for the redemption and conversion of the 2.625% Notes, Series B.

On April 15, 2016, we entered into (1) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (the “Agent”), and certain other parties, and (2) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with certain of our domestic subsidiaries (the “Guarantors”), pursuant to which the New Credit Agreement was guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the New Credit Agreement are also secured by mortgages on certain real property assets of the Company and its domestic subsidiaries. Subject to the terms and conditions of the New Credit Agreement, on April 15, 2016, we borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility (the “Gross Proceeds”).

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

On September 30, 2016, the Company, entered into the first amendment (the “First Amendment”) to the New Credit Agreement (the “Amended Credit Agreement”). The First Amendment reduced the applicable margins on

Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively and reduced applicable margins ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, the First Amendment included the following: (i) the Term Loan “B” Facility was increased to $2.4 billion; (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the guarantors to enter into certain hedge arrangements. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the Company’s $200.0 million outstanding balance under the Company’s Revolving Credit Facility.

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

Share Repurchase Program

During the year ended December 31, 2015, we purchased approximately 30.4 million shares of our common stock pursuant to our share repurchase program for an aggregate purchase price of approximately $347.8 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price of $11.46 per share. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

2014 Financing Events

Share Repurchase Program

During the year ended December 31, 2014, we purchased approximately 13.9 million shares of our common stock pursuant to our share repurchase programs for an aggregate purchase price of approximately $121.0 million, exclusive of fees, commissions and other expenses, at a weighted-average execution price of $8.71 per share. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information.

Amounts Drawn on Amended and Restated Senior Revolving Credit Facility

During the third quarter of 2014, we drew an incremental amount of approximately $230.0 million to partially fund the purchase of Aptina. The outstanding balance of the facility as of December 31, 2014 was $350.0 million.

Debt Guarantees and Related Covenants

As of December 31, 2016, we were in compliance with the indentures relating to our 1.00% Notes and our 2.625% Notes, Series B and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and various other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Use of Estimates.    The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) measurement of valuation allowances relating to inventories and deferred tax assets; (ii) estimates of future payouts for customer incentives and allowances, warranties, and restructuring activities; (iii) assumptions surrounding future pension obligations; (iv) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (v) evaluations of uncertain tax positions; (vi) estimates and assumptions used in connection with business combinations; and (vi) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable. Actual results could differ from these estimates.

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

For products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights” within the semiconductor industry), we recognize the related revenue and cost of revenues depending on if the sale originated through an ON Semiconductor or legacy Fairchild systems and processes. If the sale originated through an ON Semiconductor system and process, revenue is recognized when ON Semiconductor is informed by the distributor that it has resold the products to the end-user. As a result of our inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through an ON Semiconductor system and process, we defer the related revenue and gross margin on sales to these distributors until it is informed by the distributor that the products have been resold to the end-user, at which time the ultimate sales price is known. Legacy Fairchild’s systems and processes enable us to estimate up front the effects of returns and allowances provided to the distributors and thereby record the net revenue at the time of sale related to a legacy Fairchild system and process. Although payment terms vary, most distributor agreements require payment within 30 days.

For products sold to non-distributors, sales returns and allowances are estimated based on historical experience. Our OEM customers do not have the right to return products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. We review warranty and related claims activities and records provisions, as necessary.

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

Goodwill.    We evaluate our goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we follow a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Determining the fair value of our reporting units is subjective in nature and involves the use of significant estimates and assumptions including projected net cash flows, discount and long-term growth rates. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. Estimates of the future cash flows associated with the businesses are critical to these assessments. The assumptions about future conditions include factors such as future revenues, gross profits, operating expenses, and industry trends. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. We consider other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. We consider historical rates and current market conditions when determining the discount and growth rates to use in our analysis.

We have determined that the divisions within our Company, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Our divisions are one level below the operating segments, constituting individual businesses, with our segment management conducting regular reviews of the operating results. The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets associate with the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, we determine that the carrying value of a reporting unit’s goodwill exceeds its implied fair value, we would record an impairment loss equal to the difference.

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2017; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Pension Plans and Related Benefits. We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and estimated withdrawal liabilities are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increase for employees participating in the plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2016, a one percentage point change in the discount rate utilized to determine our continuing foreign pension liabilities and expense for our continuing foreign defined benefit plans would have impacted our results by approximately $4.7 million.

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

In determining the amount of the valuation allowance, estimated future taxable income, as well as feasible tax planning strategies for each taxing jurisdiction, are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate. See Note 15: “Income Taxes” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. See also “Management’s Discussion and Analysis - Results of Operations - Income Tax Provision (Benefit)” for additional information.

For a further listing and discussion of our accounting policies, see Note 2: “Significant Accounting Policies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: “Recent Accounting Pronouncements” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

As of December 31, 2016, our long-term debt (including current maturities) totaled $3,622.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,098.7 million. We do have interest rate exposure with respect to the $2,708.1 million balance on our variable interest rate debt outstanding as of December 31, 2016. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $13.5 million. However, some of this impact may be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We enter into interest rate swaps to hedge the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign currency contracts at December 31, 2016 and 2015 was $95.9 million and $89.8 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $68.7 million for the year ended December 31, 2016, assuming no offsetting hedge positions.

See Note 14: “Financial Instruments” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further information with respect to our hedging activity.

Item 8.    Financial Statements and Supplementary Data

Our consolidated Financial Statements listed in the index appearing under Part IV, Item 15(a)(1) of this Form 10-K and the Financial Statement Schedule listed in the index appearing under Part IV, Item 15(a)(2) of this Form 10-K are filed as part of this Form 10-K and are incorporated herein by reference in this Item 8.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

During 2016, we continued to enhance our controls over revenue to estimate the effects of returns and allowances provided to distributors in anticipation of recording revenue at the time of sale to the distributor originating through the ON Semiconductor processes and aligning our revenue recognition processes between the acquired Fairchild operations and ON Semiconductor in the first half of 2017.

There have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Fairchild’s operations into our systems and internal control environment, and expect to complete the integration by the fourth quarter of 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 excluded Fairchild, which was acquired by the Company on September 19, 2016. Excluded assets of Fairchild as of December 31, 2016 represent approximately 25% of consolidated assets, and Fairchild’s revenues for the period from September 19, 2016 through December 31, 2016 represents approximately 11% of consolidated revenues.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Exhibits and Financial Statement Schedules” of this Form 10-K.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals - Proposal 1 - Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information - Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2016 in connection with our 2017 Annual Meeting of Stockholders (“Proxy Statement”).

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

Share-Based Compensation Plan Information

The following table sets forth share-based compensation plan information as of December 31, 2016:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (4)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Plan Category
Share-Based Compensation Plans Approved By Security Holders (1)	12,754,394	(3)	$7.69	24,730,914	(5)
Share-Based Compensation Plans Not Approved By Security Holders (2)	245,031		$8.47	—

Total	12,999,425			24,730,914

(1)	Consists of the ON Semiconductor Corporation 2000 Stock Incentive Plan (the “2000 SIP”), the Amended and Restated SIP and the ESPP.

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

(3)

Includes 9,677,310 shares of common stock subject to time-based and performance-based restricted stock units (collectively “RSUs”), which entitle each holder to one share of common stock for each unit that vests over the holder’s period of continued service or based on the achievement of certain performance criteria. This amount excludes purchase rights accruing under the ESPP that has a stockholder-approved reserve of 23,500,000 shares. As of December 31, 2016, there were approximately 4.9 million shares available for issuance under the ESPP.

(4)

Calculated without taking into account shares of common stock subject to outstanding RSUs that will become issuable as those units vest, without any cash consideration or other payment required for such shares.

(5)

Includes 4,885,059 shares of common stock reserved for future issuance under the ESPP and 19,845,055 shares of common stock available for issuance under the Amended and Restated SIP, as adjusted to account for full value awards which reduce the shares of common stock available for future issuance at a fungible ratio of 1:1.58 for each full value award previously awarded pursuant to the plan document. The 2000 SIP terminated on February 17, 2010, and, accordingly, there are no available shares for future grants under the 2000 SIP as of December 31, 2016. However, if an award under the Amended and Restated SIP or under the 2000 SIP is forfeited, terminated, canceled, expires or is paid in cash, the shares subject to such award, to the extent of the forfeiture, termination, cancellation, expiration or cash payment, may be added back to the shares available for issuance under the Amended and Restated SIP on a one for one basis for options and stock appreciation rights and on the basis of 1.58 to one for other awards.

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

Item 14.     Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals - Proposal No. 4 - Ratification of Appointment of Independent Registered Public Accounting Firm - Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts	168

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.3(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2010)†

2.3(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.4	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014) †

2.5	Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015) †

2.6	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation (incorporated by reference to Exhibit 2.02 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897)) †

Exhibit No.	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.3	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of December 15, 2011 among the ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2011)

4.2(b)	Form of Note for the 2.625% Convertible Senior Subordinated Notes due 2026, Series B (included in Exhibit 4.2(a))

4.2(c)	Supplemental Indenture to the 2.625% Convertible Senior Subordinated Notes due 2016, Series B, dated as of March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.2(d)	Second Supplemental Indenture to the 2.625% Convertible Senior Subordinated Notes due 2026, dated as of April 14, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

4.2(e)	Third Supplemental Indenture to the 2.625% Convertible Senior Subordinated Notes due 2026, Series B, dated as of November 21, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Deutsche Bank Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016)

4.3(a)	Indenture regarding the 1.00% Convertible Senior Notes due 2020, dated June 8, 2015, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

4.3(b)	Form of Global 1.00% Convertible Senior Note due 2020 (included in Exhibit 4.3(a))

Exhibit No.	Exhibit Description

4.3(c)	Supplemental Indenture to the 1.00% Convertible Senior Notes due 2020, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.3(d)	Second Supplemental Indenture to the 1.00% Convertible Senior Notes 2020, dated April 14, 2016, among ON Semiconductor Corporation, , the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

4.3(e)	Third Supplemental Indenture to the 1.00% Convertible Senior Notes due 2020, dated November 21, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016)

10.1	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on January 11, 2000 (File No. 333-90359))

10.2	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.3	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.4(a)	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.4(b)	Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

Exhibit No.	Exhibit Description

10.5(a)	Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016).

10.5(b)	Guarantee and Collateral Agreement, dated April 25, 2016, made by ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the Commission on April 15, 2016)

10.5(c)	Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(d)	Joinder to Amended and Restated Guaranty, dated March 15, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

10.5(e)	Joinder to Amended and Restated Guaranty, dated April 14, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(f)	Assumption Agreement, dated September 19, 2016, by and between ON Semiconductor (China) Holdings, LLC and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(g)	Pledge Supplement, dated September 19, 2016, by ON Semiconductor (China) Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(h)	Assumption Agreement, dated September 19, 2016, by and among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation, Fairchild Energy, LLC and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

Exhibit No.	Exhibit Description

10.5(i)	Pledge Supplement, dated September 19, 2016, by Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(j)	First Amendment to Credit Agreement, dated September 30, 2016, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016)

10.6(a)	Form of Convertible Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.6(b)	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.7(a)	ON Semiconductor Corporation 2000 Stock Incentive Plan, as amended and restated May 19, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	Non-qualified Stock Option Agreement for the ON Semiconductor Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35(d) to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on March 24, 2000 (File No. 333-30670))(2)

10.7(d)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation 2000 Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(e)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation 2000 Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(f)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed with the Commission on May 19, 2010 (File No. 333-166958))(2)

Exhibit No.	Exhibit Description

10.7(g)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(h)	Second Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 20, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.7(i)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(j)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(l)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2012 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2012)(2)

10.7(o)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2013)(2)

Exhibit No.	Exhibit Description

10.7(p)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.7(q)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2015 form of Performance Based Award for Senior Vice Presidents and Above)(incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.7(r)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2016 form of Performance Based Award for Senior Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2016) (2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-159381 filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2013)(2)

10.8(c)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference to Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11(a)	Employment Agreement, dated as of November 10, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference to Exhibit 10.50(a) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

Exhibit No.	Exhibit Description

10.11(b)	Letter Agreement dated as of November 19, 2002, between ON Semiconductor Corporation and Keith Jackson (incorporated by reference to Exhibit 10.50(b) to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 2003)(2)

10.11(c)	Amendment No. 2 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of March 21, 2003 (incorporated by reference to Exhibit 10.18(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 22, 2006)(2)

10.11(d)	Amendment No. 3 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of May 19, 2005 (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report Form 10-Q filed with the Commission on August 3, 2005)(2)

10.11(e)	Amendment No. 4 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson dated as of February 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 17, 2006)(2)

10.11(f)	Amendment No. 5 to Employment Agreement between ON Semiconductor Corporation and Keith Jackson executed on September 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 8, 2006)(2)

10.11(g)	Amendment No. 6 to Employment Agreement with Keith Jackson executed on April 23, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2008)(2)

10.11(h)	Amendment No. 7 to Employment Agreement with Keith Jackson executed on April 30, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.11(i)	Amendment No. 8 to Employment Agreement with Keith Jackson executed on March 24, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10- Q filed with the Commission on May 5, 2010)(2)

10.12(a)	Employment Agreement, effective May 26, 2005, between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2005)(2)

10.12(b)	Amendment No. 1 to Employment Agreement with George H. Cave executed on April 23, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2008)(2)

10.12(c)	Amendment No. 2 to Employment Agreement with George H. Cave executed on April 30, 2009 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.12(d)	Amendment No. 3 to Employment Agreement with George H. Cave executed on March 24, 2010 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10- Q filed with the Commission on May 5, 2010)(2)

Exhibit No.	Exhibit Description

10.13	Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.14	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC with William M. Hall, dated as of April 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.15	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.16	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on February 21, 2014) (2)

10.17	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.18	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.19	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.20	Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

10.21	Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2015)(2)

10.22	Severance and Change of Control Agreement by and between Semiconductor Components Industries, LLC and Tanner Ozcelik, dated as of November 17, 2016(1)(2)

10.23	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

Exhibit No.	Exhibit Description

10.24(a)	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10 to AMIS Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003)(2)

10.24(b)	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option Agreement) (incorporated by reference to Exhibit 10.1 to AMIS Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on February 7, 2005)(2)

10.24(c)	Form of U.S. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to AMIS Holdings, Inc. ’s Quarterly Report on Form 10-Q filed with the Commission on November 9, 2006)(2)

10.25(a)	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897)

10.25(b)	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.25(c)	Fairchild Benefit Restoration Plan (incorporated by reference to Exhibit 10.23 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))(2)

10.25(d)	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697))

10.25(e)	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company (incorporated by reference to Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998. (File No. 333-26897))

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of August 16, 2016 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2016)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

Exhibit No.	Exhibit Description

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

Item 16.     Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2017

ON Semiconductor Corporation

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Titles	Date

	/s/ KEITH D. JACKSON	President, Chief Executive Officer	February 28, 2017
	Keith D. Jackson	and Director (Principal Executive Officer)

	/s/ BERNARD GUTMANN	Executive Vice President, Chief	February 28, 2017
	Bernard Gutmann	Financial Officer and Treasurer (Principal Financial Officer)

	/s/ BERNARD R. COLPITTS, JR.	Chief Accounting Officer	February 28, 2017
	Bernard R. Colpitts, Jr.	(Principal Accounting Officer)

	*	Chairman of the Board of Directors	February 28, 2017
J. Daniel McCranie

	*	Director	February 28, 2017
Atsushi Abe

	*	Director	February 28, 2017
Alan Campbell

	*	Director	February 28, 2017
Curtis J. Crawford

	*	Director	February 28, 2017
Gilles S. Delfassy

	*	Director	February 28, 2017
Emmanuel T. Hernandez

	*	Director	February 28, 2017
Paul A. Mascarenas

	*	Director	February 28, 2017
Daryl A. Ostrander

	*	Director	February 28, 2017
Teresa M. Ressel

*By:	/s/ BERNARD GUTMANN	Attorney in Fact	February 28, 2017
Bernard Gutmann

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ON Semiconductor Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of ON Semiconductor Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Fairchild Semiconductor International, Inc. and its subsidiaries (“Fairchild”) from its assessment of internal control over financial reporting as of December 31, 2016 because Fairchild was acquired by the Company in a purchase business combination during 2016. We have also excluded Fairchild from our audit of internal control over financial reporting. Fairchild is a wholly-owned subsidiary whose total assets and total revenues represent 25% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 28, 2017

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,028.1	$617.6
Receivables, net	629.8	426.4
Inventories	1,030.2	750.4
Other current assets	181.0	97.1

Total current assets	2,869.1	1,891.5
Property, plant and equipment, net	2,159.1	1,274.1
Goodwill	924.7	270.6
Intangible assets, net	762.1	325.8
Deferred tax assets	138.9	44.5
Other assets	70.5	63.1

Total assets	$6,924.4	$3,869.6

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$434.0	$337.7
Accrued expenses	405.0	246.2
Deferred income on sales to distributors	109.8	112.0
Current portion of long-term debt	553.8	543.4

Total current liabilities	1,502.6	1,239.3
Long-term debt	3,068.5	850.5
Deferred tax liabilities	288.9	17.3
Other long-term liabilities	186.5	130.6

Total liabilities	5,046.5	2,237.7

Commitments and contingencies
2.625% Notes, Series B - Redeemable conversion feature	32.9	—
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 542,317,788 and 534,134,721 shares issued, 418,941,713 and 412,039,805 shares outstanding, respectively)	5.4	5.3
Additional paid-in capital	3,473.3	3,420.3
Accumulated other comprehensive loss	(50.2)	(42.3)
Accumulated deficit	(527.3)	(709.4)
Less: Treasury stock, at cost; 123,376,075 and 122,094,916 shares, respectively	(1,078.0)	(1,065.7)

Total ON Semiconductor Corporation stockholders’ equity	1,823.2	1,608.2
Non-controlling interest in consolidated subsidiary	21.8	23.7

Total stockholders’ equity	1,845.0	1,631.9

Total liabilities and stockholders’ equity	$6,924.4	$3,869.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues	$3,906.9	$3,495.8	$3,161.8
Cost of revenues (exclusive of amortization shown below)	2,610.0	2,302.6	2,076.9

Gross profit	1,296.9	1,193.2	1,084.9
Operating expenses:
Research and development	452.3	396.7	366.6
Selling and marketing	238.0	204.3	200.0
General and administrative	230.3	182.3	180.9
Amortization of acquisition-related intangible assets	104.8	135.7	68.4
Restructuring, asset impairments and other, net	33.2	9.3	30.5
Goodwill and intangible asset impairment	2.2	3.8	9.6

Total operating expenses	1,060.8	932.1	856.0

Operating income	236.1	261.1	228.9

Other (expense) income, net:
Interest expense	(145.3)	(49.7)	(34.1)
Interest income	4.5	1.1	1.5
Gain on divestiture of business	92.2	—	—
Loss on modification or extinguishment of debt	(6.3)	(0.4)	—
Other	(0.6)	7.7	(4.4)

Other (expense) income, net	(55.5)	(41.3)	(37.0)

Income before income taxes	180.6	219.8	191.9
Income tax (provision) benefit	3.9	(10.8)	0.2

Net income	184.5	209.0	192.1
Less: Net income attributable to non-controlling interest	(2.4)	(2.8)	(2.4)

Net income attributable to ON Semiconductor Corporation	$182.1	$206.2	$189.7

Comprehensive income, net of tax:
Net income	$184.5	$209.0	$192.1

Foreign currency translation adjustments	(8.0)	0.3	3.5
Effects of cash flow hedges	0.1	3.4	(1.7)
Effects of available-for-sale securities	—	(4.5)	4.1

Other comprehensive (loss) income, net of tax of $0.2 million, $0.0 million and $0.2 million, respectively	(7.9)	(0.8)	5.9

Comprehensive income	176.6	208.2	198.0
Comprehensive income attributable to non-controlling interest	(2.4)	(2.8)	(2.4)

Comprehensive income attributable to ON Semiconductor Corporation	$174.2	$205.4	$195.6

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.44	$0.49	$0.43

Diluted	$0.43	$0.48	$0.43

Weighted-average common shares outstanding:
Basic	415.2	421.2	439.5

Diluted	420.0	427.8	443.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock		Non- Controlling Interest in Consolidated Subsidiary	Total Equity
	Number of shares	At Par Value				Number of shares	At Cost

Balance at December 31, 2013	515,888,942	$5.2	$3,210.8	$(47.4)	$(1,105.3)	(75,638,654)	$(572.5)	$32.8	$1,523.6
Comprehensive (loss) income	—	—	—	5.9	189.7	—	—	2.4	198.0
Stock option exercises	3,735,048	—	24.9	—	—	—	—	—	24.9
Shares issued pursuant to the employee stock purchase plan	1,346,677	—	10.0	—	—	—	—	—	10.0
Restricted stock units and stock grant awards issued	3,644,895	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(976,786)	(9.1)	—	(9.1)
Share-based compensation expense	—	—	45.8	—	—	—	—	—	45.8
Repurchase of common stock	—	—	—	—	—	(13,900,105)	(121.2)	—	(121.2)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	—	—	—	—	(4.2)	(4.2)
Acquisition of non-controlling interest	—	—	(10.3)	—	—	—	—	(10.1)	(20.4)

Balance at December 31, 2014	524,615,562	5.2	3,281.2	(41.5)	(915.6)	(90,515,545)	(702.8)	20.9	1,647.4
Comprehensive (loss) income	—	—	—	(0.8)	206.2	—	—	2.8	208.2
Stock option exercises	3,487,238	0.1	27.0	—	—	—	—	—	27.1
Shares issued pursuant to the employee stock purchase plan	1,729,100	—	14.6	—	—	—	—	—	14.6
Restricted stock units and stock grant awards issued	4,302,821	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(1,226,764)	(14.7)	—	(14.7)
Share-based compensation expense	—	—	46.9	—	—	—	—	—	46.9
Repurchase of common stock	—	—	—	—	—	(30,352,607)	(348.2)	—	(348.2)
Warrants and bond hedge, net	—	—	(56.9)	—	—	—	—	—	(56.9)
Issuance of convertible notes	—	—	107.5	—		—	—	—	107.5

Balance at December 31, 2015	534,134,721	5.3	3,420.3	(42.3)	(709.4)	(122,094,916)	(1,065.7)	23.7	1,631.9
Comprehensive (loss) income	—	—	—	(7.9)	182.1	—	—	2.4	176.6
Stock option exercises	1,849,777	0.1	14.8	—	—	—	—	—	14.9
Shares issued pursuant to the employee stock purchase plan	1,813,789	—	15.0	—	—	—	—	—	15.0
Restricted stock units and stock grant awards issued	4,519,501	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on restricted stock units	—	—	—	—	—	(1,281,159)	(12.3)	—	(12.3)
Share-based compensation expense	—	—	56.1	—	—	—	—	—	56.1
Reclassification of 2.625% Notes, Series B -Convertible equity component to mezzanine equity	—	—	(32.9)	—	—	—	—	—	(32.9)
Dividend to non-controlling shareholder of consolidated subsidiary	—	—	—	—	—		—	(4.3)	(4.3)

Balance at December 31, 2016	542,317,788	$5.4	$3,473.3	$(50.2)	$(527.3)	(123,376,075)	$(1,078.0)	$21.8	$1,845.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$184.5	$209.0	$192.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364.1	357.6	268.8
Loss (gain) on sale or disposal of fixed assets	1.5	(3.9)	(1.4)
Gain on divestiture of business	(92.2)	—	—
Loss on debt extinguishment or modification	6.3	0.4	—
Amortization of debt discount and issuance costs	12.0	2.8	1.4
Write-down of excess inventories	66.2	52.4	40.6
Non-cash share-based compensation expense	56.1	46.9	45.8
Non-cash interest on convertible notes	26.0	17.5	7.0
Non-cash asset impairment charges	0.5	0.2	6.5
Non-cash goodwill and intangible asset impairment charges	2.2	3.8	9.6
Payments for term debt modification	(26.4)	—	—
Change in deferred taxes	(38.1)	(9.2)	(18.8)
Other	(4.6)	(2.8)	1.8
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	28.1	(11.3)	20.5
Inventories	(7.9)	(72.5)	(59.0)
Other assets	(24.9)	(10.2)	(14.1)
Accounts payable	42.4	(32.2)	(17.3)
Accrued expenses	(15.3)	(16.3)	(11.3)
Deferred income on sales to distributors	0.1	(53.1)	24.6
Other long-term liabilities	0.6	(8.5)	(15.5)

Net cash provided by operating activities	581.2	470.6	481.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(210.7)	(270.8)	(204.3)
Proceeds from sales of property, plant and equipment	0.4	11.1	1.5
Deposits (made) utilized for purchases of property, plant and equipment	(2.2)	(1.4)	2.6
Purchase of businesses, net of cash acquired	(2,284.0)	(31.3)	(423.7)
Cash placed in escrow	(67.7)	—	(40.0)
Cash received from escrow	23.8	20.4	—
Purchase of cost method investment	—	—	(5.8)
Proceeds from divestiture of business	104.0	—	—
Proceeds from sale of available-for-sale securities	—	5.5	—
Proceeds from sale of held-to-maturity securities	—	2.8	116.9
Purchases of held-to-maturity securities	—	(0.8)	(12.8)
Other	1.8	—	—

Net cash used in investing activities	(2,434.6)	(264.5)	(565.6)

Cash flows from financing activities:
Proceeds from issuance of common stock under the ESPP	15.0	14.6	10.0
Proceeds from exercise of stock options	14.9	27.1	24.9
Payments of tax withholding for restricted shares	(12.3)	(14.7)	(9.1)
Repurchase of common stock	—	(348.2)	(121.8)
Proceeds from debt issuance	2,586.9	816.5	346.4
Purchases of convertible note hedges	—	(108.9)	—
Proceeds from issuance of warrants	—	52.0	—
Payments of debt issuance and other financing costs	(6.8)	(20.4)	—
Repayment of long-term debt	(313.8)	(495.5)	(90.6)
Payment of capital lease obligations	(14.9)	(22.3)	(43.8)
Acquisition of non-controlling interest	—	—	(20.4)
Dividend to non-controlling shareholder of consolidated subsidiary	(4.3)	—	(4.2)

Net cash (used in) provided by financing activities	2,264.7	(99.8)	91.4

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.4)	(4.9)

Net increase in cash and cash equivalents	410.5	105.9	2.2
Cash and cash equivalents, beginning of period	617.6	511.7	509.5

Cash and cash equivalents, end of period	$1,028.1	$617.6	$511.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), prepares its financial statements in accordance with generally accepted accounting principles in the United States of America. During the third quarter of 2016, the Company realigned its operating and reporting segments into the following three operating and reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. The operating results of the System Solutions Group, which was previously the Company’s fourth operating and reporting segment, and which did not have goodwill, are now assigned among the three current operating and reporting segments, and previously reported information has been presented to reflect the current three operating and reporting segments. The Company’s Power Solutions Group and Analog Solutions Group operating and reporting segments include the business acquired in the Fairchild Transaction.

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

Note 2:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, including its wholly-owned and majority-owned subsidiaries. Investments in companies that represent less than 20% of the related ownership interests where the Company does not have the ability to exert significant influence are accounted for as cost method investments. All material intercompany accounts and transactions have been eliminated.

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

Allowance for Doubtful Accounts

In the normal course of business, the Company provides non-collateralized credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for probable losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends, and payment term changes when evaluating adequacy of the allowance for doubtful accounts.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company follows a two-step quantitative goodwill impairment test to determine if goodwill is impaired. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. Determining the fair value of the Company’s reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenues, gross profits, operating expenses, and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods, such

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates.

The Company has determined that its divisions, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill. The Company’s divisions are one level below the operating segments, constituting individual businesses, with the Company’s segment management conducting regular reviews of the operating results. The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired and the Company is not required to perform further testing. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the goodwill impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If, during this second step, the Company determines that the carrying value of a reporting unit’s goodwill exceeds its implied value, the Company would record an impairment loss equal to the difference.

Intangible Assets

The Company’s acquisitions have resulted in intangible assets consisting of values assigned to customer relationships; patents; developed technology; IPRD; and trademarks. These are stated at cost less accumulated amortization, are amortized over their estimated useful lives, and are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

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

For products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights” within the semiconductor industry), the Company recognizes the related revenue and cost of revenues depending on if the sale originated through an ON Semiconductor or legacy Fairchild systems and processes. If the sale originated through an ON Semiconductor system and process, revenue is recognized when ON Semiconductor is informed by the distributor that it has resold the products to the end-user. As a result of the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through an ON Semiconductor system and process, the Company defers the related revenue and gross margin on sales to these distributors until it is informed by the distributor that the products have been resold to the end-user, at which time the ultimate sales price is known. Legacy Fairchild’s systems and processes enable the Company to estimate up front the effects of returns and allowances provided to the distributors and thereby record the net revenue at the time of sale related to a legacy Fairchild system and process. Although payment terms vary, most distributor agreements require payment within 30 days.

For products sold to non-distributors, sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. The Company reviews warranty and related claims activities and records provisions, as necessary.

Freight and handling costs are included in cost of revenues and are recognized as period expense when incurred. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Warranty Reserves and Discounts

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for a period that is the greater of (i) two years from the date of shipment or (ii) the period of time specified in the customer’s standard warranty (provided that the customer’s standard warranty is stated in writing and extended to purchasers at no additional charge). At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. In addition, the Company also offers cash discounts to certain customers for payments received within an agreed upon time, generally ten days after shipment. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on experience with each customer.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to the Company’s effective tax rate.

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

The majority of the Company’s Japanese subsidiaries utilize Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Income.

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

Note 3:    Recent Accounting Pronouncements

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

ASU No. 2014-15 - “Presentation of Financial Statements - Going Concern (Subtopic 205-40) (“ASU 2014-15”)

In August 2014, the FASB issued ASU 2014-15, which requires management to evaluate, in connection with financial statement preparation for each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and to provide related disclosures. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard did not have a material impact to the financial statements.

ASUs Pending Adoption:

ASU No. 2016-18 - “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-18 may have on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-16 may have on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.

ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 may have on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company has not elected early adoption as of the year ended December 31, 2016, however expects the adoption of the standard to have a material impact on its consolidated financial statements based on excess tax deductions from employee equity exercises that are part of net operating losses as of December 31, 2016. See Note 15: “Income Taxes” for further information.

ASU No. 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.

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

ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the impact of the adoption of ASU 2015-11 to be material on its consolidated financial statements and has not elected early adoption as of the year ended December 31, 2016.

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), ASU No. 2015-14 - “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), ASU No. 2016-08 - “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10 - “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) ASU No. 2016-12 - “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) and ASU No. 2016-20 - “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10 ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09.

As described in Note 2: “Significant Accounting Policies” the Company defers the revenue and cost of revenues on sales to certain distributors until it is informed by the distributor that the distributor has resold the products to the end customer. Upon adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, the Company believes one of the more significant impacts will be that it is no longer permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company has been developing its internal systems, processes and controls for making the required estimates. While the Company previously intended to early adopt the standard on January 1, 2017, the Company is still evaluating other aspects of the standard (non ship & credit related) and decided it will adopt the standard on January 1, 2018.

Note 4:     Acquisitions and Divestitures

The Company pursues strategic acquisitions from time to time to leverage its existing capabilities and further build its business. Such acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Accordingly, acquisition costs are not included as components of consideration transferred, and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2016 and 2015, the Company incurred acquisition-related costs of approximately $25.8 million and $3.5 million, respectively, which are included in operating expenses on the Company’s consolidated statements of operations and comprehensive income.

2016 Acquisition

On September 19, 2016, the Company acquired 100% of Fairchild Semiconductor International, Inc. (“Fairchild”), whereby Fairchild became a wholly-owned subsidiary of the Company. The purchase price totaled $2,532.2 million in cash and was funded by the Company’s borrowings against its Term Loan “B” Facility and a partial draw of the Revolving Credit Facility, as well as with cash on hand. See Note 8: “Long-Term Debt” for additional information. The Company acquired Fairchild to expand its product offerings and to create a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. The acquisition of Fairchild adds highly complementary product lines, allowing the Company to offer the full spectrum of high, medium and low voltage products and expands ON Semiconductor’s footprint in wireless communication products, particularly in high efficiency power conversions and USB Type C communication and power delivery. The acquisition also provides the Company with a platform to expand its profitability in a highly fragmented industry.

For the period from September 19, 2016 to December 31, 2016 the Company recognized revenue of $411.5 million and net loss of $34.5 million relating to Fairchild, which included charges for the amortization of fair market value step-up of inventory of $67.5 million, the amortization of acquired intangible assets, and restructuring.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the allocation of the purchase price of Fairchild for the assets acquired and liabilities assumed based on their fair values (in millions):

	Initial Estimate	Measurement Period Adjustments	Final Allocation
Cash and cash equivalents	$ 255.0	$ —	$ 255.0
Receivables	227.3	—	227.3
Inventories	342.3	—	342.3
Other current assets	59.3	1.7	61.0
Property, plant and equipment	813.5	112.3	925.8
Goodwill	733.6	(77.5)	656.1
Intangible assets (excluding IPRD)	423.4	(9.8)	413.6
In-process research and development	102.4	31.8	134.2
Other non-current assets	17.7	(4.6)	13.1

Total assets acquired	2,974.5	53.9	3,028.4

Accounts payable	79.4	—	79.4
Other current liabilities	160.1	8.0	168.1
Deferred tax liabilities	167.6	45.9	213.5
Other non-current liabilities	35.2	—	35.2

Total liabilities assumed	442.3	53.9	496.2

Net assets acquired/purchase price	$2,532.2	$—	$2,532.2

During the fourth quarter, the Company recorded certain measurement period adjustments to the initial estimated purchase price allocation. These adjustments resulted in an immaterial impact to depreciation and amortization expenses during the three months ended September 30, 2016 as Fairchild was in the Company’s combined results for only 12 days.

These adjustments were among those expected to be made to the initial estimated purchase price allocation based on information obtained during the measurement period and are properly reflected in the Company’s consolidated balance sheet as of December 31, 2016.

Acquired intangible assets include $134.2 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The Company utilized a discount rate of 14.5% and cash flows from its significant products are expected to commence from 2017 and beyond.

Other acquired intangible assets of $413.6 million are developed technology of $272.7 million (eleven year weighted-average useful life), customer relationships of $135.5 million (fifteen year useful life) and backlog of $3.0 million (six month useful life).

The total weighted average amortization period for the acquired intangibles is 12.1 years.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The acquisition produced $656.1 million of goodwill of which $366.1 million was assigned to the Power Solutions Group and $289.9 million to the Analog Solutions Group. Goodwill is attributable to a combination of Fairchild’s assembled workforce, expectation regarding a more meaningful engagement by the customers due to the scale of the combined Company, and other synergies. Goodwill arising from the Fairchild acquisition is not deductible for tax purposes.

During the year ended December 31, 2016, the Company incurred $24.7 million in acquisition related costs for the Fairchild acquisition. These costs were recorded in general and administrative expense in the Consolidated Statements of Operations.

See Note 12: “Commitments and Contingencies” for information on contingent liabilities assumed from the acquisition of Fairchild.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the years ended December 31 2016 and 2015 have been prepared as if the acquisition of Fairchild had occurred on January 1, 2015 and includes adjustments for depreciation expense, amortization of intangibles, interest expense from financing, and the effect of purchase accounting adjustments including the step-up of inventory, as well as $16.9 million in non-recurring acquisition advisory fees (in millions):

	Year Ended
	December 31, 2016	December 31, 2015
Revenue	$ 4,912.8	$4,866.0
Net Income	$196.6	$58.2
Net income attributable to ON Semiconductor Corporation	$194.2	$55.4
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.47	$0.13
Diluted	$0.46	$0.13

2016 Divestitures

On August 25, 2016, the U.S. Federal Trade Commission (“FTC”) accepted a proposed consent order whereby, prior to the closing of the acquisition of Fairchild, the FTC required the Company to dispose of its ignition planar insulated gate bipolar transistor (“IGBT”) business. In satisfaction of this requirement, on August 29, 2016, the Company sold the ignition IGBT business to Littelfuse, Inc. (“Littelfuse”). On the same day the Company sold its transient voltage suppression diode and switching thyristor product lines (“Thyristor”) to Littelfuse. The sale of the ignition IGBT and Thyristor businesses was for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds representing the fair value of manufacturing services to be recognized in the future. This gain has been presented separately as “Gain on divestiture of business” in the Consolidated Statements of Operations.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On December 19, 2016, the Company entered into an Asset Purchase Agreement with HSET Electronic Tech (Hong Kong) Limited to sell certain assets including inventory, technology and licenses related to its Mobile CIS business for $75 million. The proceeds for the divestiture are scheduled to be received in multiple installments in 2017. As the deliverables are due only upon the receipt of each instalment, the divestiture will be accounted for in 2017. The inventory is under production and the technology assets have been classified as assets held for sale and included within other current assets in the consolidated balance sheet as of December 31, 2016. The Company has $13.9 million of inventory that is currently under production which will be sold when the manufacturing process is complete.

2015 Acquisition

Axsem

On July 15, 2015, the Company acquired 100% of AXSEM for $8.0 million in cash consideration, plus an additional unlimited contingent consideration (the “Earn-out”) with a fair value of $5.0 million as of July 15, 2015. The unlimited Earn-out payment, if any, is based on the achievement of certain revenue targets during two separate measurement periods consisting of the following: (i) the period from the first day of the Company’s third fiscal quarter of 2016 to the last day of the Company’s second fiscal quarter of 2017; and (ii) the period from the first day of the Company’s third fiscal quarter of 2017 to the last day of the Company’s second fiscal quarter of 2018. During the year ended December 31, 2016, due to the revisions of the Company’s expectations of the Earn-out achievement, the Earn-out estimated fair value was reduced by $0.5 million to $4.5 million.

2014 Acquisitions

Aptina

On August 15, 2014, the Company acquired 100% of Aptina for approximately $405.4 million in cash, subject to customary closing adjustments, of which approximately $2.9 million was paid during the first quarter of 2015. As discussed below, a portion of the $40.0 million of the total consideration remained in escrow as of December 31, 2016. Aptina is incorporated into the Company’s Image Sensor Group for reporting purposes. For the period from August 15, 2014 to December 31, 2014, the Company’s results of operations include approximately $209.0 million of revenue and a $39.2 million net loss attributable to the acquisition of Aptina, which includes $22.3 million of charges for the amortization of the inventory adjustment to fair market value, $25.5 million for the amortization of acquired intangible assets and $5.9 million for business combination severance charges. The Company expects the acquisition of Aptina to expand the Company’s image-sensor business and further strengthen the Company’s position in the fast growing segment of image sensors in the automotive and industrial end-markets. The allocation of the purchase price of Aptina was finalized during the quarter ended April 3, 2015.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Pursuant to the agreement and plan of merger between the Company and the sellers of Aptina (the “Merger Agreement”), $40.0 million of the total consideration was withheld by the Company upon closing and placed into an escrow account to secure against certain indemnifiable events described in the Merger Agreement. The $40.0 million of consideration held in escrow was accounted for as restricted cash as of December 31, 2014. During 2016 and 2015, $1.0 million and $21.2 million of the escrow was released, respectively, with $17.8 million and $18.8 million remaining as of December 31, 2016 and December 31, 2015, respectively. The remaining escrow amounts will be released upon satisfaction of certain outstanding conditions contained in the Merger Agreement. All escrow amounts are treated as restricted cash and are included in other current assets and accrued expenses on the Company’s Consolidated Balance Sheet.

The following table presents purchase price allocation for the 2014 acquisition of Aptina, including the effects of the measurement period adjustments, recorded in 2015 (in millions):

Purchase Price Allocation
Cash and cash equivalents	$ 30.3
Receivables	53.2
Inventories	84.8
Other current assets	5.7
Property, plant and equipment	36.3
Goodwill	64.4
Intangible assets	207.8
In-process research and development	51.3
Other non-current assets	2.3

Total assets acquired	536.1

Accounts payable	66.6
Other current liabilities	49.7
Other non-current liabilities	14.4

Total liabilities assumed	130.7

Net assets acquired	$405.4

Truesense

On April 30, 2014, the Company acquired 100% of Truesense for $95.7 million in cash. Truesense is incorporated into the Company’s Image Sensor Group and the allocation of the purchase price was finalized during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

revenue of approximately $53.4 million and a net loss of approximately $0.3 million, attributable to the acquisition of Truesense, which includes $4.7 million of charges for the inventory adjustment to fair market value and $10.4 million for the amortization of acquired intangible assets.

The following table presents the allocation of the purchase price recorded for the 2014 acquisition of Truesense, including the effects of the measurement period adjustments, recorded in 2015 (in millions):

Purchase Price Allocation
Cash and cash equivalents	$4.2
Receivables	8.8
Inventories	18.3
Other current assets	3.6
Property, plant and equipment	26.4
Goodwill	23.5
Intangible assets	35.5
In-process research and development	10.2

Total assets acquired	130.5

Accounts payable	3.8
Other current liabilities	6.0
Other non-current liabilities	25.0

Total liabilities assumed	34.8

Net assets acquired	$95.7

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

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2014 have been prepared as if the acquisitions of Aptina and Truesense had occurred on January 1, 2013 and includes adjustments for depreciation expense, amortization of intangibles, and the effect of purchase accounting adjustments including the step-up of inventory (in millions, except per share data):

December 31, 2014
Revenues	$3,536.4
Gross profit	$1,213.7
Net income attributable to ON Semiconductor Corporation	$147.8
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.34
Diluted	$0.33

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Included in the unaudited pro forma net income attributable to ON Semiconductor Corporation is $50.8 million for the amortization of acquisition related intangible assets during the year ended December 31, 2014.

Note 5:    Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level which is one level below the Company’s operating segments. During the first step of the Company’s annual impairment analysis during the fourth quarters of 2016 and 2015, the Company determined that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable and no step 2 tests were required for any reporting unit.

The Company uses the income approach, based on estimated future cash flows, to perform the goodwill impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses, and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, if it determines that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for periods when no impairment was necessary included projected net cash flows, a weighted-average discount rate of approximately 10.5%, and a weighted-average long-term growth rate of 3%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis. As noted above, there were no impairment charges as a result of the annual impairment analysis in 2016.

During the Company’s annual impairment analysis in the fourth quarter of 2014, the Company determined that the fair values of certain of its reporting units were less than the carrying value. As a result of the 2014 impairment analysis, the Company recognized a goodwill impairment charge of $8.7 million relating to one of its reporting units in the Analog Solutions Group operating segment.

The following table summarizes goodwill by relevant reportable segment as of December 31, 2016 and December 31, 2015 (in millions):

	Balance as of December 31, 2016			Balance as of December 31, 2015
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment
Analog Solutions Group	$836.7	$(418.9)	$417.8	$546.7	$(418.9)	$127.8
Image Sensor Group	96.8	—	96.8	95.4	—	95.4
Power Solutions Group	438.7	(28.6)	410.1	76.0	(28.6)	47.4

Total	$1,372.2	$(447.5)	$924.7	$718.1	$(447.5)	$270.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the change in goodwill from December 31, 2014 to December 31, 2016 (in millions):

Net balance as of December 31, 2014	$263.8
Additions due to business combinations	6.8

Net balance as of December 31, 2015	270.6
Additions due to business combination	657.5
Divestiture of business	(3.4)

Net balance as of December 31, 2016	$924.7

Intangible Assets

Intangible assets, net, were as follows as of December 31, 2016 and December 31, 2015 (in millions):

	December 31, 2016
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.2)	$(0.4)	$2.3
Customer relationships	549.0	(283.3)	(19.5)	246.2
Patents	43.7	(25.4)	(13.7)	4.6
Developed technology	566.9	(201.6)	(2.6)	362.7
Trademarks	17.2	(11.6)	(1.1)	4.5
Backlog	3.3	(2.4)	—	0.9
Favorable Leases	1.5	(0.4)	—	1.1
IPRD	145.8	—	(6.0)	139.8

Total intangibles	$1,341.3	$(535.9)	$(43.3)	$762.1

	December 31, 2015
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(10.6)	$(0.4)	$2.9
Customer relationships	419.8	(239.6)	(19.8)	160.4
Patents	43.7	(23.6)	(13.7)	6.4
Developed technology	268.0	(152.2)	(2.6)	113.2
Trademarks	16.3	(9.9)	(1.1)	5.3
Backlog	0.3	(0.3)	—	—
IPRD	41.4	—	(3.8)	37.6

Total intangibles	$803.4	$(436.2)	$(41.4)	$325.8

During the year ended December 31, 2016, the Company canceled certain of its previously capitalized IPRD projects under the Image Sensor Group and recorded impairment losses of $2.2 million, included in the “Goodwill and intangible asset impairment” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income. Additionally, during the year ended December 31, 2016, the Company completed certain of its IPRD projects, resulting in the reclassification of $21.6 million from IPRD to developed technology. The Company also acquired $547.8 million of intangibles from the acquisition of Fairchild and resulting purchase accounting.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As a result of the Company’s annual goodwill impairment testing for 2014, it was determined that certain intangible assets belonging to a reporting unit within the Analog Solutions Group were impaired. In connection with this impairment, the Company wrote-off approximately $0.9 million of intangible assets associated with the Analog Solutions Group operating segment. Additionally, during the fourth quarter of 2014, the Company wrote off approximately $4.7 million of other long-lived assets associated with the Analog Solutions Group. See Note 13: “Fair Value Measurements” for additional information with respect to the Company’s non-recurring fair value measurements.

Amortization expense for intangible assets amounted to: $104.8 million for the year ended December 31, 2016, $135.7 million for the year ended December 31, 2015 and $68.4 million for the year ended December 31, 2014. Amortization expense for intangible assets, with the exception of the $139.8 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
2017	$112.8
2018	94.5
2019	87.7
2020	72.4
2021	59.7
Thereafter	195.2

Total estimated amortization expense	$622.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Restructuring	Asset Impairments	Other (2)	Total
Year Ended December 31, 2016
Post-Fairchild acquisition restructuring costs	$25.7	$—	$—	$25.7
Former System Solutions Group segment voluntary workforce reduction	5.3	—	—	5.3
Manufacturing relocation	2.1	—	—	2.1
General Workforce Reductions	0.3	—	—	0.3
Other (1)	(0.2)	—	—	(0.2)

Total	$33.2	$—	$—	$33.2

Year Ended December 31, 2015
General Workforce Reductions	$4.8	$—	$—	$4.8
European Marketing Organization Relocation	3.5	—	—	3.5
Business Combination Severance	1.0	—	—	1.0
KSS Facility Closure	0.3	—	(3.4)	(3.1)
Other (1)	1.4	0.2	1.5	3.1

Total	$11.0	$0.2	$(1.9)	$9.3

Year Ended December 31, 2014
Former System Solutions Group Voluntary Retirement Program	$10.4	$—	$(4.5)	$5.9
Business Combination Severance	5.9	—	—	5.9
KSS Facility Closure	10.1	—	(2.1)	8.0
Other (1)	1.7	6.0	3.0	10.7

Total	$28.1	$6.0	$(3.6)	$30.5

(1)        Includes charges related to certain other reductions in workforce, other facility closures, asset disposal activity and certain other activity which is not considered to be significant.

(2)        Activity primarily consists of curtailment gains, non-cash foreign currency translation gains and certain other activity. See Note 11: “Employee Benefit Plans” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in accrued restructuring charges from December 31, 2014 to December 31, 2016 are summarized as follows (in millions):

	Estimated employee separation charges	Estimated costs to exit	Total
Balance as of December 31, 2014	$2.3	$1.1	$3.4
Charges	11.0	$—	11.0
Usage	(8.0)	(0.6)	(8.6)

Balance as of December 31, 2015	$5.3	$0.5	$5.8
Charges	33.2	—	$33.2
Usage	(30.4)	(0.5)	$(30.9)

Balance as of December 31, 2016	$8.1	$—	$8.1

Activity related to the Company’s significant restructuring programs that were either initiated during 2016 or had not been completed as of December 31, 2016, are as follows:

Post-Fairchild Acquisition Restructuring Costs

On September 19, 2016, following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, the first step of which was to eliminate approximately 130 positions from its workforce as a result of redundancies and position eliminations. The restructuring expense of $25.7 million, which was primarily attributable to severance and termination benefits, was recorded during the year ended December 31, 2016, of which $20.2 million was paid during the year. During the fourth quarter ended December 31, 2016, another 95 positions were eliminated. Accrued severance for these two programs were $5.5 million as of December 31, 2016 and is expected to be paid during the first two quarters of 2017. The Company will continue to evaluate the remaining positions for redundancies and may incur additional charges in the future.

General Workforce Reductions

During the third quarter of 2015, the Company approved and began to implement certain restructuring actions, primarily targeted at workforce reductions. As of December 31, 2016, the Company had notified 150 employees of their employment termination, all of which had exited by December 31, 2016. The total expense for the program was $5.1 million, with no additional expenses expected. The Company paid $1.3 million and $3.8 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there is no remaining unpaid liability due to the completion of the program.

Former System Solutions Group Segment Voluntary Workforce Reduction

During March 2016, the Company announced a voluntary resignation program for the former System Solutions Group. A total of 75 employees volunteered and signed employee separation agreements as of the end of the quarter ended September 30, 2016. The total expense of the plan was $5.3 million and all employees were paid during the year. All of the employees have exited as of December 31, 2016. No further expenses are expected and there is no remaining unpaid liability due to the completion of this plan.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. The transition will occur through 2017. Approximately 160 employees will be impacted by the relocation. The total expense, consisting of retention and severance, is expected to be approximately $5.7 million and the accrued balance as of December 31, 2016 was $2.1 million. A majority of the employees are expected to exit during the second half of 2017.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions were eliminated and the total expense of the plan was $3.5 million, with no additional expenses expected. The Company did not record any related employee separation charges during the year ended December 31, 2016. All impacted employees have exited as of 2016. The Company paid $2.9 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there is no remaining unpaid liability due to the completion of this program.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7:    Balance Sheet Information

Certain significant amounts included in the Company’s balance sheet as of December 31, 2016 and December 31, 2015 consist of the following (in millions):

	December 31, 2016	December 31, 2015
Receivables, net:
Accounts receivable	$632.0	$432.6
Less: Allowance for doubtful accounts	(2.2)	(6.2)

	$629.8	$426.4

Inventories:
Raw materials	$121.4	$79.3
Work in process	606.9	457.8
Finished goods	301.9	213.3

	$1,030.2	$750.4

Property, plant and equipment, net:
Land	$146.3	$46.2
Buildings	713.7	513.6
Machinery and equipment	3,131.1	2,327.5

Total property, plant and equipment	3,991.1	2,887.3
Less: Accumulated depreciation	(1,832.0)	(1,613.2)

	$2,159.1	$1,274.1

Accrued expenses:
Accrued payroll	$155.3	$95.1
Sales related reserves	124.8	69.9
Income taxes payable	30.0	11.1
Acquisition consideration payable to seller (See Note 4)	18.8	19.6
Other	76.1	50.5

	$405.0	$246.2

Assets classified as held for sale, consisting of properties, machinery and equipment, and intangible assets are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of December 31, 2016 and 2015, was $34.1 million and $0.3 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. The Company expects to dispose of the remaining assets within the next 12 months.

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $239.6 million, $201.7 million and $183.6 million for 2016, 2015 and 2014, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2016 and 2015, total property, plant and equipment included $13.0 million and $28.2 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Warranty Reserves

The activity related to the Company’s warranty reserves for 2014, 2015 and 2016 follows (in millions):

Balance as of December 31, 2013	$6.0
Provision	2.7
Usage	(3.2)

Balance as of December 31, 2014	$5.5
Provision	2.7
Usage	(2.9)

Balance as of December 31, 2015	$5.3
Provision	6.3
Usage	(10.8)
Warranty reserves from acquired businesses	8.0

Balance as of December 31, 2016	$8.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	December 31, 2016	December 31, 2015
Revolving Credit Facility due 2021	$—	$—
Term Loan “B” Facility due 2023, interest payable monthly at 4.02%	2,394.0	—
1.00% Notes due 2020 (1)	690.0	690.0
2.625% Notes, Series B (2)	356.4	356.9
Note payable to SMBC due 2016 through 2018, interest payable quarterly at 2.75% and 2.36%, respectively (3)	160.4	198.2
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.35%, respectively (4)	38.9	50.0
Philippine term loans due 2016 through 2020, interest payable quarterly at 2.88% and 2.32%, respectively (7)	44.1	50.0
Loan with Singapore bank, interest payable weekly at 2.01% and 1.67%, respectively (6) (10)	25.0	30.0
Loan with Hong Kong bank, interest payable weekly at 2.01% and 1.67%, respectively (6) (10)	25.0	25.0
Malaysia revolving line of credit, interest payable quarterly at 2.45% and 2.05%, respectively (7) (10)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.43% and 1.89%, respectively (7) (10)	17.0	20.8
Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 3.22% and 2.70%, respectively (5)	14.1	18.8
Canada revolving line of credit, interest payable quarterly at 0.0% and 2.01%, respectively (7)	—	15.0
Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (7)	3.4	4.2
Canada equipment financing payable monthly through 2017 at 3.81% (5)	0.5	2.4
U.S. equipment financing payable monthly through 2016 at 2.4% (5)	—	1.3
Capital lease obligations	13.0	28.2

Gross long-term debt, including current maturities	3,806.8	1,515.8
Less: Debt discount (8)	(111.4)	(107.5)
Less: Debt issuance costs (9)	(73.1)	(14.4)

Net long-term debt, including current maturities	3,622.3	1,393.9
Less: Current maturities	(553.8)	(543.4)

Net long-term debt	$3,068.5	$850.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually. See below under the heading “1.00% Notes” for additional information.
(2)	The 2.625% Notes, Series B were redeemed during January 2017. See below under the heading “2.625% Notes, Series B” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company. See additional information below under the heading “Note Payable to SMBC.”
(4)

Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho. See below under the heading “U.S. Real Estate Mortgages” for additional information with respect to recent activity.

(5)	Debt collateralized by equipment.
(6)	Debt arrangement collateralized by certain accounts receivable.
(7)	Non-collateralized debt arrangement. The Canada revolving line of credit was paid down during 2016 and terminated as of December 31, 2016.
(8)

Discount of $81.5 million and $100.2 million for the 1.00% Notes as of December 31, 2016 and December 31, 2015, respectively. Discount of zero and $7.3 million for the 2.625% Notes, Series B as of December 31, 2016 and December 31, 2015, respectively. Discount of $29.9 million and zero for the term Loan “B” Facility as of December 31, 2016 and December 31, 2015, respectively.

(9)

Debt issuance costs of $11.3 million and $13.9 million for the 1.00% Notes as of December 31, 2016 and December 31, 2015, respectively. Debt issuance costs of zero and $0.5 million for the 2.625% Notes, Series B as of December 31, 2016 and December 31, 2015. Debt issuance costs of $61.8 million and zero for the term Loan “B” Facility as of December 31, 2016 and December 31, 2015, respectively.

(10)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s gross long-term debt (including current maturities) as of December 31, 2016 are as follows (in millions):

Annual Maturities
2017	$554.7
2018	158.9
2019	71.5
2020	723.7
2021	24.0
Thereafter	2,274.0

Total	$3,806.8

The 2.625% Notes, Series B were redeemed during January 2017.

Fairchild Transaction Financing

On April 15, 2016, the Company obtained capital for the Fairchild Transaction purchase consideration and other general corporate purposes by entering into (1) a $600 million senior revolving credit facility (the “Revolving Credit Facility”) and a $2.2 billion term loan “B” facility (the “Term Loan “B” Facility”), the terms of which are set forth in a Credit Agreement (the “New Credit Agreement”), dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent (the “Agent”), and certain other parties, and (2) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with certain of its domestic subsidiaries (the “Guarantors”), pursuant to which the New Credit Agreement was guaranteed by the Guarantors and collateralized by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the New Credit Agreement are also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries. The proceeds from the Term Loan “B” Facility, along with $67.7 million funded by the Company, were deposited into escrow accounts and included within restricted cash on the Company’s Consolidated Balance Sheet until the close of the Fairchild Transaction. Upon the close of the Fairchild Transaction, the Company’s then current senior revolving credit facility (the “Facility” as defined below under “2015 Revolver Amendment” and further described below under “Amended and Restated Senior Revolving Credit Facility”) was terminated and replaced by the Revolving Credit Facility, which became immediately available to the Company.

The acquisition of Fairchild was funded with proceeds from the Term Loan “B” Facility and Company funded amounts previously deposited into escrow accounts, proceeds from a $200.0 million draw against the Company’s Revolving Credit Facility, and existing cash on hand. Proceeds from the Term Loan “B” Facility were also used to pay for debt issuance costs, transaction fees and expenses.

Amendment of the New Credit Agreement

On September 30, 2016, the Company, the Guarantors, the several lenders party thereto and the Agent entered into the first amendment (the “First Amendment”) to the New Credit Agreement (the “Amended Credit Agreement”). The First Amendment reduced the applicable margins on Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, the First Amendment included the following: (i) the Term Loan “B” Facility was increased to $2.4 billion, (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the Guarantors to enter into certain hedge arrangements that shall be deemed to be “obligations” for purposes of the Amended Credit Agreement which may be collateralized by the collateral granted pursuant to the Guarantee and Collateral Agreement. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the outstanding balance under the Company’s Revolving Credit Facility. As of December 31, 2016, the Company had no amounts outstanding under the Revolving Credit Facility.

Pursuant to the Amended Credit Agreement, the Term Loan “B” Facility matures on March 31, 2023 and the Revolving Credit Facility will mature on September 19, 2021. As of December 31, 2016, the Company has borrowed an aggregate of $2.4 billion under the Term Loan “B” Facility. The Term Loan “B” Facility had an original issuance discount (“OID”) of $33.0 million, which was withheld from the proceeds. The OID is amortized using the effective interest rate method over the term of the Term Loan “B” Facility.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Amended Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants as of December 31, 2016.

Pursuant to the Amended Credit Agreement, the Company is required to prepay the Excess Cash Flow (as defined in the Amended Credit Agreement) generated within ten days from the submission of the compliance certificate. The prepayment is applied against the remaining installments of the Term Loan “B” Facility in direct order of maturity. For the year ended December 31, 2016, the Excess Cash Flow generated was $37.2 million and is included within current portion of long-term debt on the Consolidated Balance Sheet.

Debt Extinguishment, Modification, and Issuance Costs

As further described below, the Company recognized a loss of $6.3 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively, for the extinguishment of certain of its credit facilities.

New Credit Agreement Amendment

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $66.6 million related to the Term Loan “B” Facility, including $22.0 million toward lender fees for the First Amendment. A

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

portion of the debt issuance costs were paid directly from escrowed funds per the terms of the escrow agreement and is reflected as a non-cash activity. See Note 17: “Supplemental Disclosures” for more information. The Company recorded the Term Loan “B” Facility debt issuance costs as a direct deduction from the carrying amount of the debt and is amortizing them using the effective interest rate method over the term of the loan. The Company performed a debt extinguishment vs. modification analysis on a lender by lender basis upon the execution of the First Amendment. The Company recorded a debt extinguishment charge of $4.7 million during the year ended December 31, 2016, which included a $0.3 million write off of unamortized debt issuance costs, $4.3 million in third party fees, and $0.1 million of lender fees.

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

2015 Revolver Amendment

On May 1, 2015, the Company and its wholly-owned subsidiary, SCI LLC, entered into an amendment to the $800.0 million, five-year senior revolving credit facility (the “Facility”) pursuant to the Amended and Restated Credit Agreement dated as of October 10, 2013 (the “Credit Agreement”), among the Company and a group of lenders. The amendment expanded the borrowing capacity of the Facility to $1.0 billion and reset the five-year maturity date. The Facility may be used for general corporate purposes including working capital, stock repurchase, and/or acquisitions. At issuance, the Company recorded $2.1 million of new debt issuance costs and wrote-off $0.4 million of existing debt issuance costs associated with the Facility, resulting in a loss on debt extinguishment during the year ended December 31, 2015.

Note Payable to SMBC

On January 31, 2013, the Company amended and restated its seven-year, non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $160.4 million and $198.2 million as of December 31, 2016 and December 31, 2015, respectively. The loan bears interest at a rate of 3-month LIBOR plus 1.75% per annum and provides for quarterly interest and $9.4 million in principal payments, with the unpaid balance of $122.7 million due in January 2018.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Credit Agreement contains affirmative and negative covenants that are customary for credit agreements of this nature. The negative covenants include, among other things, limitations on asset sales, mergers and acquisitions, indebtedness, liens, investments and transactions with affiliates. The Company’s business combinations described in Note 4: “Acquisitions and Divestitures,” represent permitted activities pursuant to the Credit Agreement. The Credit Agreement contains only two financial covenants: (i) a maximum total leverage ratio of consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments described in the Credit Agreement (“consolidated EBITDA”) for the trailing four consecutive quarters of 3.75 to 1.00; and (ii) a minimum interest coverage ratio of consolidated EBITDA to consolidated interest expense for the trailing four consecutive quarters of 3.50 to 1.0.

The Credit Agreement contains customary events of default that include, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. The Company was in compliance with the various covenants contained in the Credit Agreement as of December 31, 2015 and for the period of time in 2016 when the Facility was available to the Company.

As discussed above, upon the close of the Fairchild Transaction, the Facility was terminated and replaced by the Revolving Credit Facility. There were no borrowings on the Facility during 2015 and for the period of time in 2016 when the Facility was available to the Company. There were no debt issuance costs associated with the Facility as of December 31, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

1.00% Notes

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company was the sole issuer in the private unregistered offering of the 1.00% Notes. The Company incurred issuance costs of $18.3 million in connection with the issuance of the notes, of which $15.4 million were recorded as debt issuance costs and are being amortized using the effective interest method and $2.9 million were allocated to the conversion option (as further described below) and were recorded to equity. The 1.00% Notes are governed by an indenture between the Company, as the issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee.

The Company’s use of the net proceeds from the offering included the following: (i) the funding of the cost of the convertible note hedge transactions described below (the cost of which was partially offset by the proceeds that the Company received from entering into the warrant transactions described below); (ii) funding the repurchase of $70.0 million of the Company’s common stock which was acquired from purchasers of the 1.00% Notes in privately negotiated transactions effected through one or more of the initial purchasers or their affiliates conducted concurrently with the issuance of the 1.00% Notes; and (iii) repayment of $350.0 million of borrowings outstanding under its revolving credit facility. The remainder of the proceeds was intended for general corporate purposes, including additional share repurchases and potential acquisitions.

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

2.625% Notes, Series B

On March 22, 2013, the Company completed its final exchange offer for its 2.625% Notes in exchange for its 2.625% Notes, Series B. Subject to certain other terms and conditions, these exchanges extended the first put date for the exchanged amounts from December 2013 to December 2016. The 2.625% Notes, Series B bore interest at the rate of 2.625% per year from the date of issuance. Interest was payable on June 15 and December 15 of each year. The 2.625% Notes, Series B were fully and unconditionally guaranteed on a non-collateralized senior subordinated basis by certain existing domestic subsidiaries of the Company. ON Semiconductor was the sole issuer of the 2.625% Notes, Series B.

The 2.625% Notes, Series B were convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 95.2381 shares of common stock per $1,000 principal amount of notes (subject to adjustment

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

upon the occurrence of certain events), which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company would settle conversion of all notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders had the option to convert their 2.625% Notes, Series B under the following circumstances: (i) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 103% of the product of the closing sale price of the Company’s common stock and the conversion rate; (ii) upon occurrence of the specified transactions described in the Indenture relating to the 2.625% Notes, Series B; or (iii) after June 15, 2016.

On November 17, 2016, the Company announced that it would be exercising its option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B on December 20, 2016 pursuant to the terms of the indenture governing the 2.625% Notes, Series B. The holders of the 2.625% Notes, Series B had the right to convert their 2.625% Notes, Series B into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016. The Company satisfied its conversion obligation with respect to the 2.625% Notes, Series B tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445 million for the redemption and conversion of the 2.625% Notes, Series B. The equity component of the 2.625% Notes, Series B amounting to $32.9 million, representing the amounts previously recorded to additional paid in capital has been reclassified to mezzanine equity as of December 31, 2016.

Debt issuance costs associated with the 2.625% Notes, Series B are amortized using the effective interest method through December 2016. The Company determined that the conversion option based on a trading price condition met the definition of a derivative, and should be bifurcated from the debt host and accounted for separately. The fair value of this feature was determined to be de minimis at the date of issuance and continued to be so through December 31, 2016.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Malaysia Revolving Line of Credit

On September 23, 2014, one of the Company’s wholly-owned Malaysian subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Malaysia Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Malaysian subsidiary and a Japanese bank. During the third quarter of 2014, the Company’s Malaysian subsidiary borrowed the full $25.0 million available under the Malaysia Line of Credit. The balance as of December 31, 2016 was $25.0 million. Borrowings under the Malaysia Line of Credit bear interest based on 3-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly. The borrowed amount is payable within 21 business days of demand.

Vietnam Revolving Line of Credit

On September 3, 2014, one of the Company’s wholly-owned Vietnamese subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Vietnam Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Vietnamese subsidiary and a Japanese bank. As of December 31, 2016, the Company’s Vietnamese subsidiary had an outstanding balance of $17.0 million under the Vietnam Line of Credit. Borrowings under the Vietnam Line of Credit bear interest based on 3-month LIBOR and 12-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly and annually. The borrowed amount is payable within 5 business days of demand.

Capital Lease Obligations

The Company has various capital lease obligations primarily for software, which as of December 31, 2016 totaled $13.0 million, with interest rates ranging from 1.8% to 6.0% and maturities from the first quarter of 2017 until the fourth quarter of 2019. Future payments for the Company’s capital lease obligations are included in the annual maturities table.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor Corporation are as follows (in millions, except per share data):

	For the years ended December 31,
	2016	2015	2014
Net income attributable to ON Semiconductor Corporation	$182.1	$206.2	$189.7

Basic weighted average common shares outstanding	415.2	421.2	439.5
Add: Incremental shares for:
Dilutive effect of share-based awards	3.8	4.6	4.0
Dilutive effect of convertible notes	1.0	2.0	—

Diluted weighted average common shares outstanding	420.0	427.8	443.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.44	$0.49	$0.43

Diluted	$0.43	$0.48	$0.43

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 1.7 million, 1.3 million and 6.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s Convertible Notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each of the convertible notes. In periods when the share price is lower than the conversion price, including 2014, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes when the stock price is above $18.50 per share. See Note 8: “Long-Term Debt” for a discussion of the conversion prices and other features of the 1.00% Notes and the 2.625% Notes, Series B.

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

On December 1, 2014, the Company announced a capital allocation policy (the “Capital Allocation Policy”) under which the Company intends to return to stockholders approximately 80 percent of free cash flow, less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, the Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. The Company also announced a new share repurchase program (the “2014 Share Repurchase Program”) pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, the Company intends to repurchase approximately $1.0 billion of its common shares over a four year period, exclusive of any fees, commissions or other expenses, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014.

There were no repurchases of the Company’s common stock under its share repurchase program during the year ended December 31, 2016 as the Company focused on building up cash reserves for the Fairchild Transaction, which was completed on September 19, 2016.

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	For the years ended December 31,
	2016	2015 (5)	2014
Number of repurchased shares (1)	—	30.4	13.9
Beginning accrued share repurchases (2)	$—	$—	$0.6
Aggregate purchase price	—	347.8	121.0
Fees, commissions and other expenses	—	0.4	0.2
Less: ending accrued share repurchases (3)	—	—	—

Total cash used for share repurchases	$—	$348.2	$121.8

Weighted-average purchase price per share (4)	$—	$11.46	$8.71
Available for future purchases at period end	$628.2	$628.2	$976.0

(1)	None of these shares had been reissued or retired as of December 31, 2016, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.
(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(5)

Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00% Notes. See Note 8: “Long-Term Debt” for information with respect to the Company’s long-term debt.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted in the years ended December 31, 2016 and 2015 were $12.3 million and $14.7 million, respectively, for which the Company withheld approximately 1.3 million and 1.2 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of December 31, 2016, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns 80%, of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2016, the non-controlling interest balance was $21.8 million. This balance included the non-controlling interest’s $2.4 million share of the earnings for the year ended December 31, 2016 offset by $4.3 million of dividends paid to the non-controlling shareholder.

At December 31, 2015, the non-controlling interest balance was $23.7 million. This balance included the non-controlling interest’s $2.8 million share of the earnings for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company acquired an additional 10% of the outstanding equity interest in Leshan for approximately $20.4 million, which was greater than the $10.1 million carrying value of the representative interest in Leshan at the time of the transaction. The Company recorded the $10.3 million difference between the purchase price and the carrying value of the non-controlling interest as additional paid-in capital for the year ended December 31, 2014. This balance was further decreased to $20.9 million at December 31, 2014 due to the non-controlling interest’s $2.4 million share of the earnings for the year ended December 31, 2014, offset by approximately $4.2 million of dividends paid to the non-controlling stockholder.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the years ended December 31, 2016, 2015 and 2014 was comprised as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$8.0	$7.7	$6.8
Research and development	11.1	9.2	8.7
Selling and marketing	9.8	8.5	8.1
General and administrative	27.2	21.5	22.2

Share-based compensation expense before income taxes	56.1	46.9	45.8

Related income tax benefits (1)	—	—	—

Share-based compensation expense, net of taxes	$56.1	$46.9	$45.8

(1)

A majority of the Company’s share-based compensation relates to its domestic subsidiaries; therefore, no related deferred income tax benefits are recorded due to historical net operating losses at those subsidiaries.

At December 31, 2016, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 0.6 years. At December 31, 2016, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria was $61.3 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of stock options exercised during the year ended December 31, 2016 was $6.8 million. The Company recorded cash received from the exercise of stock options of $14.9 million and cash from the issuance of shares under the ESPP of $15.0 million and no related tax benefits during the year ended December 31, 2016. Upon option exercise, release of restricted stock units, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

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

There were no employee stock options granted during the years ended December 31, 2016, 2015 and 2014.

Share-based compensation expense recognized in the Consolidated Statement of Operations and Comprehensive Income is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for stock options were estimated to be approximately 11% in the years ended December 31, 2016, 2015 and 2014,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

respectively. Pre-vesting forfeitures for restricted stock units were estimated to be approximately 5% in the years ended December 31, 2016, 2015 and 2014, respectively.

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

On March 23, 2010, the Company adopted the Amended and Restated SIP, which was subsequently approved by the Company’s stockholders at the annual stockholder meeting on May 18, 2010. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. On May 15, 2012, stockholders approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million to 59.1 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the 2000 SIP that have or will become available for grant pursuant to the Amended and Restated SIP.

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

As of December 31, 2016, there was an aggregate of 19.8 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and contractual term data):

	Year Ended December 31, 2016
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	5.2	$7.85
Granted	—	—
Exercised	(1.8)	8.03
Canceled	(0.1)	8.53

Outstanding at December 31, 2016	3.3	$7.75	1.78	$16.7

Exercisable at December 31, 2016	3.3	$7.75	1.78	$16.7

As of December 31, 2016, the Company had 3.3 million of outstanding stock options, representing stock options that previously vested and those which are expected to vest, with a weighted-average exercise price of $7.75.

Net stock options, after forfeitures and cancellations, granted during the years ended December 31, 2016 and December 31, 2015 represented (0.01)% and (0.02)% of outstanding shares as of the beginning of each such fiscal year, respectively.

Additional information about stock options outstanding at December 31, 2016 with exercise prices less than or above $12.76 per share, the closing price of the Company’s common stock at December 31, 2016, follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $12.76	3.3	$7.75	—	$—	3.3	$7.75
Above $12.76	—	$—	—	$—	—	$—

Total outstanding	3.3	$7.75	—	$—	3.3	$7.75

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Units

A summary of the restricted stock unit transactions for the year ended December 31, 2016 follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of restricted stock units at December 31, 2015	8.5	$10.52
Granted	6.2	9.50
Achieved	—	—
Released	(4.3)	9.80
Canceled	(0.7)	11.75

Nonvested shares of restricted stock units at December 31, 2016	9.7	$10.10

During 2016, the Company awarded 2.0 million restricted stock units to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

As of December 31, 2016, unrecognized compensation expense, net of estimated forfeitures related to non-vested restricted stock units granted under the Amended and Restated SIP with time-based and performance-based conditions, was $45.2 million and $16.1 million, respectively. For restricted stock units with time-based service conditions, expense is being recognized over the vesting period; for restricted stock units with performance criteria, expense is recognized over the period during which the performance criteria is expected to be achieved. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to both performance-based and service-based restricted stock units was $49.4 million for the year ended December 31, 2016, which included $31.7 million for restricted stock units with time-based service conditions that were granted in 2016 and prior that are expected to vest.

Stock Grant Awards

During the year ended December 31, 2016, the Company granted 0.2 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $9.81 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2016 was approximately $1.8 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

during each quarterly offering period, employees may not purchase stock exceeding the lesser of (i) 500 shares, or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2016, employees purchased approximately 1.8 million shares under the ESPP. During the years ended December 31, 2015 and 2014, employees purchased approximately 1.7 million and 1.3 million shares, respectively, under the ESPP. Through May 2013, stockholders had approved amendments to the ESPP, which increased the number of shares of the Company’s common stock issuable thereunder to 18.0 million shares. On May 20, 2015, stockholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.5 million to a total of 23.5 million. As of December 31, 2016, there were approximately 4.9 million shares available for issuance under the ESPP.

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

The total liability at December 31, 2016 includes $8.3 million of accrued pension liabilities assumed by the Company in connection with the Fairchild acquisition.

2014 Activity and Effect of Voluntary Retirement Programs

The Company recorded a pension curtailment gain of $6.6 million included in Restructuring, asset impairments and other, net for the year ended December 31, 2014 related to the former System Solution Group voluntary retirement programs and KSS facility closure. The Company recognized approximately $7.4 million of actuarial losses associated with these programs for the year ended December 31, 2014.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2016	2015	2014
Service cost	$9.0	$8.4	$9.3
Interest cost	4.5	3.8	5.7
Expected return on plan assets	(3.9)	(3.5)	(3.4)
Curtailment gain	—	—	(6.6)
Actuarial and other (gain) loss	10.1	(5.0)	12.3

Total net periodic pension cost	$19.7	$3.7	$17.3

Weighted average assumptions
Discount rate	1.60%	1.82%	1.64%
Expected return on plan assets	3.20%	2.46%	2.25%
Rate of compensation increase	3.05%	2.96%	3.03%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31,
	2016	2015
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$234.4	$241.8
Service cost	9.0	8.4
Interest cost	4.5	3.8
Net actuarial (gain) loss	10.6	(5.2)
Acquired PBO from Fairchild	17.4	—
Benefits paid by plan assets	(4.9)	(3.8)
Benefits paid by the Company	(5.9)	(2.7)
Translation gain and other	(3.3)	(7.9)

Projected benefit obligation at the end of the year	$261.8	$234.4

Accumulated benefit obligation at the end of the year	$222.4	$198.2

Change in plan assets
Fair value of plan assets at the beginning of the year	$147.2	$145.7
Acquired assets from Fairchild	9.1	—
Actual return on plan assets	4.4	3.3
Benefits paid from plan assets	(4.9)	(3.8)
Employer contributions	6.1	7.3
Translation and other loss	(2.2)	(5.3)

Fair value of plan assets at the end of the year	$159.7	$147.2

Plans with underfunded or non-funded projected benefit obligation
Projected benefit obligation	$256.1	$229.3
Fair value of plan assets	152.9	140.8
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$138.9	$158.1
Fair value of plan assets	$63.7	$95.8
Amounts recognized in the balance sheet consist of
Current liabilities	(0.1)	(0.1)
Non-current liabilities	(102.0)	(87.1)

Funded status	$(102.1)	$(87.2)

As of December 31, 2016 and 2015, respectively, the assets of the Company’s foreign plans were invested 18% and 18% in equity securities, 20% and 21% in debt securities, including corporate bonds, 44% and 47% in insurance and investment contracts, 3% and 3% in cash and 15% and 11% in other investments, including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

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

The fair value measurement of plan assets in the Company’s foreign pension plans as of December 31, 2016 and 2015, was as follows (in millions):

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$4.9	$4.9	$—	$—
Foreign Government/Treasury Securities (1)	15.6	15.6	—	—
Corporate Bonds, Debentures (2)	32.0	—	32.0	—
Equity Securities (3)	28.8	—	28.8	—
Mutual Funds	8.8	—	8.8	—
Investment and Insurance Annuity Contracts (4)	69.6	—	22.4	47.2

	$159.7	$20.5	$92.0	$47.2

	December 31, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$4.6	$4.6	$—	$—
Foreign Government/Treasury Securities (1)	9.0	8.3	0.7	—
Corporate Bonds, Debentures (2)	30.3	—	29.7	0.6
Equity Securities (3)	26.7	—	26.7	—
Mutual Funds	7.7	—	7.7	—
Investment and Insurance Annuity Contracts (4)	68.9	—	21.9	47.0

	$147.2	$12.9	$86.7	$47.6

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)	Includes investments primarily in guaranteed return securities.
(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)	Includes investments in equity securities of developed countries and emerging markets.
(4)	Includes certain investments with insurance companies which guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2016 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Corporate Bonds, Debentures	Investment and Insurance Contracts	Total
Balance at December 31, 2014	$0.7	$51.5	$52.2
Actual return on plan assets	(0.1)	—	(0.1)
Purchase, sales and settlements	—	0.6	0.6
Foreign currency impact	—	(5.1)	(5.1)

Balance at December 31, 2015	$0.6	$47.0	$47.6

Actual return on plan assets	—	3.3	3.3
Purchase, sales and settlements	(0.6)	(0.4)	(1.0)
Foreign currency impact	—	(2.7)	(2.7)

Balance at December 31, 2016	$—	$47.2	$47.2

The expected benefit payments for the Company’s defined benefit plans by year from 2017 through 2021 and the five years thereafter are as follows (in millions):

2017	$3.8
2018	4.9
2019	5.6
2020	7.3
2021	10.8
Five years thereafter	73.7

Total	$106.1

The total underfunded status was $102.1 million at December 31, 2016. The Company expects to contribute $8.3 million during 2017 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

their salary subject to certain limitations. The Company has elected to have a matching contribution of 100% of the first 4% of employee contributions. The Company recognized $14.0 million, $13.6 million and $8.5 million of expense relating to matching contributions in 2016, 2015 and 2014, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $8.9 million, $3.1 million and $3.2 million relating to these plans for the years ended 2016, 2015 and 2014, respectively.

Note 12:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2016 (in millions):

Year Ending December 31,
2017	$37.6
2018	26.5
2019	17.9
2020	13.5
2021	9.8
Thereafter	43.6

Total	$148.9

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2016, 2015, and 2014 was $31.1 million, $27.7 million, and $22.7 million, respectively.

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other parties to purchase inventory, manufacturing services and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements in the ordinary course of business as of December 31, 2016 (in millions):

Year Ending December 31,
2017	$291.1
2018	32.9
2019	27.9
2020	17.3
2021	14.3
Thereafter	19.0

Total	$402.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona is located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Motorola and Freescale have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s August 4, 1999 recapitalization (the “Recapitalization”), Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination have been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company has worked with local authorities to implement a remediation plan and expects remaining remediation costs to be covered by insurance. Based on information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

Through its acquisition of Fairchild, the Company acquired facilities in South Portland, Maine and West Jordan, Utah. These two facilities have ongoing environmental remediation projects to respond to certain releases of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although the Company may incur certain liabilities with respect to the above remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Additionally, under the 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung Electronics Co., Ltd. (“Samsung”), Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. The costs incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments the Company makes in connection with such liabilities are not expected to be material and are not expected to have a material adverse effect on our consolidated financial position, results of operations or statements of cash flows.

The Company was notified by the Environmental Protection Agency (“EPA”) that it has been identified as a “potentially responsible party” (“PRP”) under CERCLA in the Chemetco Superfund matter. Chemetco is a defunct reclamation services supplier who operated in Illinois at what is now a Superfund site. The Company used Chemetco for reclamation services. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. The Company has joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Based on the information available, any costs to the Company in connection with this matter have not been, and are not expected to be, material.

Financing Contingencies

In the normal course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Company’s senior revolving credit facility includes $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under the Revolving Credit Facility as of December 31, 2016. The Company had outstanding guarantees and letters of credit outside of its senior revolving credit facility totaling $6.7 million as of December 31, 2016.

As part of obtaining financing in the normal course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled approximately $130.7 million as of December 31, 2016. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $160.4 million as of December 31, 2016. See Note 8: “Long-Term Debt” for further information with respect to the Company’s loan with SMBC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company is currently involved in a variety of legal matters that arise in the normal course of business. Based on information currently available, except as disclosed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process and the administrative process at the United States Patent and Trademark Office (“USPTO”) are inherently uncertain, and the Company cannot guarantee that the outcome of these matters will be favorable for it.

Patent Litigation with Power Integrations, Inc.

There are eight outstanding civil litigation proceedings with Power Integrations, Inc. (“PI”), five of which were pending between PI and Fairchild prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also 12 outstanding administrative proceedings in which the Company is challenging the validity of PI patents at the USPTO.

The outcome of any litigation is inherently uncertain and difficult to predict. Any estimate or statement in this Form 10-K regarding any reserve or the estimated range of possible losses is made solely in compliance with applicable GAAP requirements, and is not a statement or admission that the Company is or should be liable in any amount, or that any arguments, motions or appeals before any Court lack merit or are subject to impeachment. To the contrary, the Company believes that it has significant and meritorious grounds for judgment in its favor with respect to all of the PI cases and that the Company’s appeals or motions currently pending at the district court level will significantly reduce or eliminate all prior adverse jury verdicts. Subject to the foregoing, as of the date of the filing of this Form 10-K, the Company estimates its range of possible losses for all PI cases to be between approximately $4 million and $20 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild and its wholly owned subsidiary, Fairchild Semiconductor Corporation. PI alleged that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed four PI U.S. patents and sought a permanent injunction preventing Fairchild from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. In October 2006, a jury returned a verdict finding that thirty-three of Fairchild’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States have since denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $500,000 to $750,000 worth of sales and imports of affected products, and this case remains in the District Court of Delaware on that basis. The Company believes that damages on the basis of that level of infringing activity would not be material. PI has further requested the lower court to re-instate the earlier judgment of willful infringement, and that request remains pending with the court.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), alleging infringement of three patents. Of the three patents asserted in this lawsuit, two had been asserted against Fairchild and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, PI added a fourth patent to this case. On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more of two U.S. patents owned by System General Corporation. The lawsuit sought monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of PI products found to infringe the asserted patents. The lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild (Taiwan) Corporation and upheld the validity of both of the System General Corporation patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the PI patents as well as certain products that were similar to the products found to infringe. Willfulness and damages will be determined in the next phase of the case, which has yet to be scheduled. Fairchild and PI appealed the liability phase of this trial to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild (Taiwan) Corporation patent, and remanded the case back to the lower court for further proceedings consistent with these rulings.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. A trial was held in February 2014 on two PI patents and one Fairchild patent. In March 2014, the jury found that Fairchild willfully infringed both PI patents, awarding PI $105.0 million in damages and finding that PI did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. In September 2014, the court granted Fairchild’s motion and determined that, as a matter of law, Fairchild’s actions were not willful. Fairchild continued to challenge several other aspects of the verdict during post-trial review. Specifically, Fairchild asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. In November 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. In February 2015, the court denied PI’s request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that PI could request an injunction after the second trial on damages, but PI has since indicated that it no longer intends to pursue a permanent injunction on the products found to infringe. The second damages trial was held in December 2015. In December 2015, a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case, and the court ruled against Fairchild on these motions and awarded PI approximately $7 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court for the enhanced damages and attorneys’ fees in January 2016, and Fairchild opposed that motion. On January 23, 2017 the court reinstated the jury’s willful infringement finding from March 2014, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company plans to appeal the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. Further, all claims of the two PI patents found to be infringed by Fairchild are under review in already-instituted inter partes administrative proceedings at the USPTO.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware. The lawsuit accuses PI’s LinkSwitch-PH LED power conversion products of violating three of Fairchild’s patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In June 2015, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Following the issuance of the December 2016 appeals court decision in the litigation filed in Delaware in 2008 as described above, PI has asked the court in this action (which is the same court as the 2008 Delaware case) to vacate the jury’s finding that PI infringed Fairchild’s patent due to overlapping legal issues already decided by the appeals court. The

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company continues to investigate the applicability of the December 2016 appeals court decision to this action as it may reduce Fairchild’s liability regarding the PI patent that the jury found Fairchild infringed.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California, alleging Fairchild’s switch mode power supply products willfully infringed two PI patents related to frequency jitter and light load frequency reduction. In the complaint, PI is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. Fairchild answered and counterclaimed, alleging infringement by PI of four Fairchild patents related to aspects of PI’s power conversion products. The lawsuit is in its earliest stages, and has been stayed pending the outcome of the Company’s administrative challenges to the two PI patents asserted against Fairchild.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (August 11, 2016, Arizona, 2:16-cv-02720-SPL): The Company and Semiconductor Components Industries, LLC, a wholly owned subsidiary of the Company (collectively “ON Semi”), filed a lawsuit against PI in the U.S. District Court for the District of Arizona. In the lawsuit, ON Semi is asserting claims of patent infringement on six of its patents related to aspects of PI’s power conversion products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. The lawsuit also seeks a claim for a declaratory judgment for ON Semi of non-infringement of three of PI’s patents. All three of the PI patents at issue in the declaratory judgment claims are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. The lawsuit is in its earliest stages.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 3:16-cv-06371-BLF): This lawsuit was initiated by PI in 2016 in the U.S. District Court for the Northern District of California against ON Semi, alleging infringement of six PI patents. Of the six PI patents asserted in this lawsuit, two overlap with ON Semi’s declaratory judgment claims in the August 2016 lawsuit in Arizona and are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. In the complaint, PI alleges infringement and seeks a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. The lawsuit is in its earliest stages.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (December 27, 2016, Eastern District of Texas, 2:16-cv-01451-JRG-RSP): ON Semi filed a lawsuit against PI in the U.S. District Court for the Eastern District of Texas, Marshall Division. In the lawsuit, ON Semi is asserting claims of patent infringement on six of its patents directed to aspects of PI’s InnoSwitch family of products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. The lawsuit is in its earliest stages.

Administrative Challenges to PI’s Patents

Between March and August 2016, SCI LLC petitioned the USPTO to institute 12 inter partes reviews, each requesting cancellation of certain claims of six patents owned by PI that have been asserted against the Company, SCI LLC and Fairchild. The USPTO has instituted an inter partes trial, has indicated that SCI LLC is likely to prevail in showing that the challenged claims are unpatentable in seven out of the 10 petitions it has reviewed so far, and has indicated that SCI LLC is likely to prevail in showing that most of the challenged claims are

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

unpatentable in another two petitions that the USPTO has reviewed thus far. The USPTO will make institution decisions on the remaining two petitions in the coming weeks. SCI LLC expects that each inter partes review proceeding will terminate in a Final Written Decision on the patentability of the challenged claims for which review has or will be instituted within one year from institution.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. in the U.S. District Court for the District of Massachusetts. The lawsuit alleges a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. Acbel seeks damages in an amount not less than $30 million, punitive damages, costs and attorneys’ fees. The Company is vigorously defending the lawsuit and believes that it has strong defenses.

Litigation Related to the Acquisition of Fairchild

On December 14, 2015, the Company was named as a defendant in a shareholder class action lawsuit filed in state court in Delaware against the Company, Merger Sub, Fairchild and certain directors of Fairchild with respect to the Fairchild Agreement entered into between our Merger Sub and Fairchild in November 2015, by which the Company commenced a tender offer to acquire all of the outstanding shares of Fairchild. The lawsuit alleged breach of duty by the individual defendants and aiding and abetting by the Company and the Merger Sub and was docketed in the Court of Chancery of the State of Delaware as Woo v. Fairchild Semiconductor International, Inc. et al, Case # 11798VCL. In March 2016, the plaintiff amended the complaint to allege that Fairchild’s failure to accept the proposal from a third party constituted a breach of fiduciary duty and that certain disclosures filed on Form 14D-9 were misleading or inaccurate. As relief, the amended complaint sought, among other things, an injunction against the tender offer and the merger that were part of the Fairchild Transaction, an accounting for damages, and an award of attorneys’ fees and costs. On October 26, 2016, the plaintiff voluntarily dismissed the lawsuit.

On December 16, 2015, a purported stockholder in the Company filed a complaint challenging the tender offer for Fairchild and the merger in the Superior Court of the State of California, County of Santa Clara. The complaint was captioned Cody Laidlaw v. Fairchild Semiconductor International, Inc., et al., Case No. 15-cv-289120. The complaint listed as defendants Fairchild, its board of directors, Goldman Sachs and unnamed representatives of Goldman Sachs. The complaint alleged that the board of directors of Fairchild breached its fiduciary duties by failing to maximize the price to be paid for Fairchild and that Fairchild and the board of directors of Fairchild failed to provide Fairchild’s stockholders with all material information needed to make an informed decision whether to tender their shares of Fairchild common stock in the tender offer. The complaint further alleged that Goldman Sachs and its unnamed representatives aided and abetted the purported breaches of fiduciary duty of Fairchild’s board of directors. As relief, the complaint sought, among other things, an injunction against the tender offer and the merger of Fairchild with and into Merger Sub and an award of attorneys’ fees and costs. Fairchild filed a motion to dismiss on July 15, 2016, the plaintiff opposed the motion to dismiss on September 16, 2016, and on December 8, 2016, the plaintiff voluntarily dismissed the lawsuit.

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

Note 13: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 (in millions):

		Fair Value Measurements as of December 31, 2016
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$67.2	$67.2	—	—
Money market funds	$30.3	$30.3	—	—
Liabilities:
Contingent consideration	$4.5	—	—	$4.5

During the year ended December 31, 2016, the contingent consideration for the AXSEM acquisition was reduced from $5.0 million to $4.5 million due to the revision of the Company’s expectations of the Earn-out achievement.

		Fair Value Measurements as of December 31, 2015
Description	Balance as of December 31, 2015	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$9.5	$9.5	—	—
Money market funds	$33.2	$33.2	—	—
Liabilities:
Designated cash flow hedges	$0.2	—	$0.2	—
Foreign currency exchange contracts	$0.1	—	$0.1	—
Contingent consideration	$5.0	—	—	$5.0

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2016 and December 31, 2015 are as follows (in millions):

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible Notes (1)	$953.6	$1,160.9	$925.0	$1,041.9
Long-term debt (1)	$2,616.3	$2,731.5	$386.9	$386.6

(1) Carrying amount shown is net of debt discounts and debt issuance costs. See Note 8: “Long-Term Debt” for additional information.

The fair value of the Company’s Convertible Notes was estimated based on market prices on active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2016 and December 31, 2015.

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

As of December 31, 2016 and December 31, 2015, there were no non-financial assets included in the Company’s Consolidated Balance Sheet that were remeasured at fair value on a nonrecurring basis.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the years ended December 31, 2016, December 31, 2015 and December 31, 2014 (in millions):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Nonrecurring fair value measurements
Impairment of property, plant and equipment held for use or disposal (Level 3)	$0.5	$0.2	$6.0
Goodwill impairment (Level 3)	—	—	8.7
IPRD (Level 3)	2.2	3.8	0.9

	$2.7	$4.0	$15.6

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

As of each of December 31, 2016 and 2015, the Company’s cost method investments had a carrying value of $12.3 million.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2016 and 2015, the Company had net outstanding foreign exchange contracts with net notional amounts of $95.9 million and $89.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2016 and 2015 (in millions):

	December 31,
	2016 Buy (Sell)	2016 Notional Amount	2015 Buy (Sell)	2015 Notional Amount
Euro	$(25.4)	$25.4	$(17.5)	$17.5
Japanese Yen	(33.7)	33.7	(30.0)	30.0
Malaysian Ringgit	—	—	7.1	7.1
Philippine Peso	15.8	15.8	13.7	13.7
Other currencies - Buy	(6.1)	6.1	17.1	17.1
Other currencies - Sell	14.9	14.9	(4.4)	4.4

	$(34.5)	$95.9	$(14.0)	$89.8

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2016, the counterparties to the Company’s foreign exchange contracts, as well as the cash flow hedges described below, are held at financial institutions which the Company believes to be highly rated and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the years ended December 31, 2016, 2015 and 2014, realized and unrealized foreign currency transactions totaled a $0.7 million gain, a $1.5 million loss and a $3.1 million gain, respectively, and are included in other income and expenses in the Company’s consolidated statements of operations and comprehensive income.

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

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The Company did not have outstanding derivatives designated as cash flow hedges as of December 31, 2016.

For the year ended December 31, 2016, the Company recorded a loss of $0.2 million associated with cash flow hedges recognized as a component of cost of revenues. See Note 13: “Fair Value Measurements” for information with respect to the balances of cash flow hedges.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

At December 31, 2016, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 15:    Income Taxes

The Company’s geographic sources of income before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2016	2015	2014
United States	$(287.0)	$(102.7)	$(56.2)
Foreign	467.6	322.5	248.1

	$180.6	$219.8	$191.9

The Company’s provision for income taxes is as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Current:
Federal	$(0.1)	$—	$(1.5)
State and local	0.1	2.0	—
Foreign	34.4	21.3	20.1

	34.4	23.3	18.6

Deferred:
Federal	60.8	0.4	(17.1)
State and local	—	(1.4)	(2.9)
Foreign	(99.1)	(11.5)	1.2

	(38.3)	(12.5)	(18.8)

Total provision (benefit)	$(3.9)	$10.8	$(0.2)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(3.6)	(1.0)	(0.5)
Impact of foreign operations	(8.1)	(39.8)	(33.9)
Reversal of prior years’ indefinite reinvestment assertion	172.1	—	—
Dividend income from foreign subsidiaries	0.2	85.5	13
Change in valuation allowance and related effects	(190.7)	(75.3)	(17.8)
Nondeductible acquisition costs	1.9	0.1	0.9
Nondeductible share-based compensation costs	0.7	0.9	2.1
Deferred tax liability for assets with indefinite useful lives	—	(0.5)	1.7
US federal R&D credit	(10.1)	—	—
Return to accrual	(0.5)	(0.9)	(0.5)
Other	0.9	0.9	(0.1)

Total	(2.2)%	4.9%	(0.1)%

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2016 and December 31, 2015, are as follows (in millions):

	Year ended December 31,
	2016	2015
Net operating loss and tax credit carryforwards	$978.1	$692.0
Tax-deductible goodwill and amortizable intangibles	(57.1)	(35.9)
Reserves and accruals	51.7	25.2
Property, plant and equipment	(60.9)	21.3
Inventories	42.1	26.3
Undistributed earnings of foreign subsidiaries	(639.1)	—
Share-based compensation	14.3	14.0
Pension	21.5	17.9
Debt financing costs	(40.8)	—
Other	14.3	2.1

Deferred tax assets and liabilities before valuation allowance	324.1	762.9

Valuation allowance	(474.1)	(735.7)

Net deferred tax asset (liability)	$(150.0)	$27.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company continues to maintain a valuation allowance on a portion of its foreign tax credits and net operating losses (“NOLs”), a substantial portion, or $287.9 million, of which relate to Japan NOLs that expire in varying amounts from 2017 to 2024. In addition, the Company also maintains a valuation allowance in the U.S. on a portion of its foreign tax credit carryforwards and a full valuation allowance on its capital loss carryforwards and U.S. state deferred tax assets.

As of December 31, 2016, the Company’s deferred tax assets do not include $194.5 million of excess tax deductions from employee equity exercises that are part of NOL carryforwards, which, if realized, will be accounted for as an addition to equity. See Note 3: “Recent Accounting Pronouncements” for the effective date of ASU 2016-09 impacting the accounting for share-based compensation arrangements. The Company uses the with or without method when determining when excess benefits have been realized.

The consummation of the Fairchild acquisition during the quarter ended September 30, 2016, caused us to reassess our prior years’ indefinite reinvestment assertion because of the U.S. debt incurred to fund the acquisition. See Note 8 “Long-Term Debt” for additional information. This resulted in a change in judgment regarding our future cash flows by jurisdiction and our prior years’ indefinite reinvestment assertion. The change in assertion, which resulted in recording a deferred tax liability for future U.S. taxes, had a direct impact on our judgment about the realizability of our U.S. federal deferred tax assets which resulted in a release of valuation allowance. The change in our prior years’ indefinite reinvestment assertion resulted in an increase to income tax expense of $310.8 million, which was partially offset by a benefit of $267.9 million relating to the release of valuation allowance. The reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on our cash taxes. We have not made an indefinite reinvestment assertion related to current year foreign earnings.

In addition to the release of valuation allowance mentioned above, in past periods, we recorded a significant valuation allowance against our Japan consolidated groups deferred tax assets. In order for the Company to release this valuation allowance a substantial amount of positive evidence regarding current and future earnings was required to outweigh the significant negative evidence associated with historical losses. We have reassessed our need for a valuation allowance for our Japan consolidated group as of December 31, 2016. Due to our recent trend of positive operating results, which resulted in the Japan group being in a cumulative 12-quarter income position as of the period ended December 31, 2016, as well as the recent realignment of the former System Solutions Group segment, we realized a $89.4 million net tax benefit related to the release of a portion of our valuation allowance, to reflect the amount of our deferred tax assets which we expect to realize in future years.

As of December 31, 2016 and 2015, the Company had approximately $1,203.6 million and $638.8 million, respectively, of federal NOL carryforwards, before reduction for uncertain tax positions, which are subject to annual limitations prescribed in Section 382 of the Internal Revenue Code. If not utilized, the NOLs will expire in varying amounts from 2021 to 2036.

As of December 31, 2016 and 2015, the Company had approximately $211.9 million and $132.9 million, respectively, of federal credit carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions, which are subject to annual limitations prescribed in Section 383 of the Internal Revenue

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Code. If not utilized, the credits will expire in varying amounts from 2017 to 2036. Additionally, the Company acquired through the Fairchild acquisition a $29.0 million federal capital loss carryforward of which $26.2 million expired as of December 31, 2016, the remaining amount expires in 2018.

As of December 31, 2016 and 2015, the Company had approximately $1,191.2 million and $662.7 million, respectively, of state NOL carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions. If not utilized, the NOLs will expire in varying amounts from 2017 to 2036. As of December 31, 2016 and 2015, the Company had $129.0 million and $51.3 million, respectively, of state credit carryforwards before consideration of valuation allowance or reduction for uncertain tax positions. If not utilized, a portion of the credits will begin to expire in varying amounts starting in 2017.

As of December 31, 2016 and 2015, the Company had approximately $1,078.8 million and $1,000.5 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. If not utilized, a portion of the NOLs will begin to expire in varying starting in 2017. As of December 31, 2016 and 2015, the Company had $50.5 million and $34.3 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. The majority of these credits have an indefinite life and do not expire.

In general, the increases in the Company’s NOL and credit carryforward amounts are primarily due to acquired attributes as a result of the Fairchild acquisition.

This income tax benefit for the year ended December 31, 2016 consisted primarily of the reversal of $359.8 million of our previously established valuation allowance against part of our U.S. federal and foreign deferred tax assets and the release of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the year ended December 31, 2016. This is partially offset by $310.8 million related to the reversal of the prior years’ indefinite reinvestment assertion and $43.5 million for income and withholding taxes of certain of our foreign and domestic operations and $3.5 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

The income tax provision for the year ended December 31, 2015 consisted of the reversal of $12.1 million of our previously established valuation allowance against our U.S. deferred tax assets, the release of $4.3 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions that were effectively settled or for which the statute lapsed during the year ended December 31, 2015 and a change in tax rate that favorably impacted deferred balances by $1.6 million. This is partially offset by $24.4 million for income and withholding taxes of certain of the Company’s foreign and domestic operations and $4.4 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Tax years prior to 2012 are generally not subject to examination by the Internal Revenue Services (“IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2011. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, our subsidiaries are no longer subject to income tax audits for years prior to 2006. The Company is currently under audit in the following significant jurisdictions: Malaysia, China, Philippines, and Japan.

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

The activity for unrecognized gross tax benefits for 2016, 2015, and 2014 is as follows (in millions):

	2016	2015	2014
Balance at beginning of year	$33.5	$31.2	$20.9
Acquired balances	86.9	—	—
Additions based on tax positions related to the current year	4.6	9.2	9.0
Additions for tax positions of prior years	13.7	3.4	5.3
Reductions for tax positions of prior years	(0.4)	(6.9)	(0.6)
Lapse of statute	(1.6)	(3.3)	(3.4)
Settlements	—	(0.1)	—

Balance at end of year	$136.7	$33.5	$31.2

For the period ended December 31, 2016, the Company performed a U.S. R&D tax credit study which covered the years from 2012 to 2015. The results of the study were recorded during the period ended December 31, 2016. As a result the uncertain tax position related to the outcome of the prior year study was also recorded.

Included in the December 31, 2016 balance of $136.7 million is $125.5 million related to unrecognized tax positions that, if recognized, would affect the annual effective tax rate. Although we cannot predict the timing of resolution with taxing authorities, if any, we believe it is reasonably possible that our unrecognized tax positions will be reduced by $3.8 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $0.5 million of tax expenses for interest and penalties during the year

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ended December 31, 2016, and recognized approximately $0.9 million and $0.5 million of tax expenses for interest and penalties during the years ended December 31, 2015 and 2014, respectively. The Company had approximately $4.4 million, $3.9 million, and $3.2 million of accrued interest and penalties at December 31, 2016, 2015, and 2014, respectively.

Note 16:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the years ended December 31, 2016 and December 31, 2015 are as follows (in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2014	$(42.5)	$(3.5)	$4.5	$(41.5)
Other comprehensive income (loss) prior to reclassifications (1)	0.3	11.1	(0.4)	11.0
Amounts reclassified from accumulated other comprehensive loss	—	(7.7)	(4.1)	(11.8)

Net current period other comprehensive loss	0.3	3.4	(4.5)	(0.8)

Balance as of December 31, 2015	$(42.2)	$(0.1)	$—	$(42.3)

Other comprehensive income (loss) prior to reclassifications (1)	(8.0)	0.3	—	(7.7)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	—	(0.2)

Net current period other comprehensive loss	(8.0)	0.1	—	(7.9)

Balance as of December 31, 2016	$(50.2)	$—	$—	$(50.2)

(1)	Foreign currency translation adjustments are net of tax of $0.2 million and $0.0 million for the years ended December 31, 2016 and December 31, 2015, respectively.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the years ended December 31, 2016 and December 31, 2015, were as follows (net of tax of $0 in 2016 and 2015, respectively, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss

	December 31, 2016	December 31, 2015	Affected Line Item Where Net Income is Presented
Effects of cash flow hedges	$0.2	$(7.7)	Cost of revenues
Gains and Losses on Available-for-sale securities	—	(4.1)	Other income and expense

Total reclassifications	$0.2	$(11.8)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 17:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2016, 2015 and 2014 are as follows (in millions):

	Year ended December 31,
	2016	2015	2014
Non-cash financing activities:
Debt issuance costs paid directly from escrow accounts	$46.0
Capital expenditures in accounts payable and other liabilities	$105.9	$102.2	$108.5
Equipment acquired or refinanced through capital leases	—	12.5	14.5
Cash (received) paid for:
Interest income	$(4.5)	$(1.1)	$(1.5)
Interest expense	106.7	28.4	25.7
Income taxes	27.3	20.0	18.1

Note 18:    Segment Information

During the third quarter of 2016, the Company realigned its segments into three operating segments to optimize efficiencies resulting from the acquisition of Fairchild. These operating segments also represent its three reporting segments: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, and which did not have goodwill, are now part of the three operating segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. See Note 4: “Acquisitions and Divestitures” for additional information with respect to the Company’s recent acquisitions.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Power Solutions Group	Analog Solutions Group	Image Sensor Group
Bipolar Power (8)	Automotive ASSPs (1)	CCD Image Sensors (7)
Thyristor (8)	Analog Automotive (2)	CMOS Image Sensors (7)
Small Signal (8)	Automotive Power Switching (3)	Proximity Sensors (13)
Zener (8)	Automotive Mixed-Signal Solutions (1)	Linear Light Sensors (7)
Protection (3)	Medical ASICs & ASSPs (1)	Image Stabilizer ICs (12)
Rectifier (8)	Mixed-Signal ASICs (1)	Auto Focus ICs (12)
Filters (3)	Industrial ASSPs (1)
MOSFETs (3)	High Frequency / Timing (4)
Signal & Interface (2)	IPDs (5)
Standard Logic (6)	Foundry and Manufacturing Services (5)
LDO’s & VREGs (2)	Hearing Components (1)
EE Memory and Programmable Analog (9)	DC-DC Conversion (2)
IGBTs (3)	Analog Switches (6)
Power MOSFETs (10)	AC-DC Conversion (2)
Power and Signal Discretes (10)	Low Voltage Power Management (2)
Intelligent Power Modules (11)	Power Switching (2)
Smart Passive Sensors (13)	RF Antenna Tuning Solutions (1)
PIM (14)	Motor Driver ICs (12)
Display Drivers (12)
ASICs (12)
Microcontrollers (12)
Flash Memory (12)
Touch Sensor (12)
Power Supply IC (12)
Audio DSP (12)
Audio Tuners (12)

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

Revenues and gross profit for the Company’s reportable segments for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively, are as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For year ended December 31, 2016:
Revenues from external customers	$1,708.6	$1,481.5	$716.8	$3,906.9
Segment gross profit	566.3	589.0	236.5	1,391.8
For year ended December 31, 2015:
Revenues from external customers	$1,409.9	$1,338.6	$747.3	$3,495.8
Segment gross profit	428.7	537.9	242.4	1,209.0
For year ended December 31, 2014:
Revenues from external customers	$1,423.5	$1,415.8	$322.5	$3,161.8
Segment gross profit	446.8	574.5	97.0	1,118.3

Gross profit shown above and below is exclusive of the amortization of acquisition related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Gross profit for reportable segments	$1,391.8	$1,209.0	$1,118.3
Less: unallocated manufacturing costs	(94.9)	(15.8)	(33.4)

Consolidated gross profit	$1,296.9	$1,193.2	$1,084.9

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
United States	$588.4	$544.3	$497.0
United Kingdom	541.1	503.2	497.9
Hong Kong	1,086.8	874.4	975.3
Japan	334.5	281.7	293.1
Singapore	1,110.4	1,120.7	786.5
Other	245.7	171.5	112.0

	$3,906.9	$3,495.8	$3,161.8

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2016	December 31, 2015
United States	$548.1	$326.2
Korea	385.9	0.2
Malaysia	224.0	226.5
Philippines	381.7	259.1
China	217.7	111.0
Other	401.7	351.1

	$2,159.1	$1,274.1

For the years ended December 31, 2016, December 31, 2015, and December 31, 2014, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19:    Supplementary Financial Information - Selected Quarterly Financial Data (Unaudited)

Consolidated unaudited quarterly financial information for 2016 and 2015 is as follows (in millions, except per share data):

	Quarter ended 2016
	April 1	July 1	September 30	December 31
Revenues	$817.2	$877.8	$950.9	$1,261.0
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	275.5	307.9	329.0	384.5
Net income attributable to ON Semiconductor Corporation	36.0	25.1	10.1	110.9
Diluted net income per common share attributable to ON Semiconductor Corporation	0.09	0.06	0.02	0.26

	Quarter ended 2015
	April 3	July 3	September 26	December 31
Revenues	$870.8	$880.5	$904.2	$840.3
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	300.4	304.4	308.5	279.9
Net income (loss) attributable to ON Semiconductor Corporation	55.1	50.7	46.3	54.1
Diluted net income per common share attributable to ON Semiconductor Corporation	0.13	0.12	0.11	0.13

Note 20:    Subsequent Events

Interest Rate Hedge

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totalling $500.0 million, $750.0 million and $1.0 billion expiring on December 29, 2017, December 31, 2018 and December 31, 2019, respectively, effectively hedging some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The Company has performed an effectiveness assessment and concluded that there is no ineffectiveness at the inception of the hedge.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions /Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2014	$1.0	$0.5	$0.1		$—	$1.6
Year ended December 31, 2015	1.6	3.7	0.9		—	6.2
Year ended December 31, 2016	6.2	(2.0)	(2.0)		—	2.2

Allowance for deferred tax assets
Year ended December 31, 2014	$1,301.3	$(239.2)	$(84.6)	(1)	$—	$977.5
Year ended December 31, 2015	977.5	(242.5)	0.7		—	735.7
Year ended December 31, 2016	735.7	(356.0)	94.4	(2)	—	474.1

(1) Represents the effects of cumulative translation adjustments. This also includes $15.8 million of additional allowance for deferred tax assets arising from the Aptina acquisition in 2014.

(2) Represents the effects of cumulative translation adjustments. This also includes $81.6 million of additional allowance for deferred tax assets arising from the Fairchild acquisition in 2016.