Form 10-Q
period 2017-03-31
ON SEMICONDUCTOR CORP
filed 2017-05-08
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on May 3, 2017:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	420,741,354

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term

1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPM	Integrated power module
IPRD	In-Process Research and Development
LED	Light-emitting diode
LIBO Rate	London Interbank Offered Rate
LSI	Large scale integration
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
Truesense	Truesense Imaging, Inc.
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$728.9	$1,028.1
Receivables, net	678.2	629.8
Inventories	1,011.4	1,030.2
Other current assets	190.6	181.0

Total current assets	2,609.1	2,869.1
Property, plant and equipment, net	2,156.1	2,159.1
Goodwill	924.7	924.7
Intangible assets, net	730.5	762.1
Deferred tax assets	143.9	138.9
Other assets	73.1	70.5

Total assets	$6,637.4	$6,924.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$464.0	$434.0
Accrued expenses	475.2	405.0
Deferred income on sales to distributors	—	109.8
Current portion of long-term debt	272.8	553.8

Total current liabilities	1,212.0	1,502.6
Long-term debt	2,986.8	3,068.5
Deferred tax liabilities	246.0	288.9
Other long-term liabilities	194.3	186.5

Total liabilities	4,639.1	5,046.5

Commitments and contingencies (Note 10)
2.625% Notes, Series B - Redeemable conversion feature	—	32.9
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 750,000,000 shares authorized, 546,525,410 and 542,317,788 shares issued, 420,668,560 and 418,941,713 shares outstanding, respectively)	5.5	5.4
Additional paid-in capital	3,510.6	3,473.3
Accumulated other comprehensive loss	(43.1)	(50.2)
Accumulated deficit	(381.0)	(527.3)
Less: Treasury stock, at cost: 125,856,850 and 123,376,075 shares, respectively	(1,116.0)	(1,078.0)

Total ON Semiconductor Corporation stockholders’ equity	1,976.0	1,823.2
Non-controlling interest in consolidated subsidiary	22.3	21.8

Total stockholders’ equity	1,998.3	1,845.0

Total liabilities and stockholders’ equity	$6,637.4	$6,924.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 31, 2017	April 1, 2016
Revenues	$1,436.7	$817.2
Cost of revenues (exclusive of amortization shown below)	933.4	541.7

Gross profit	503.3	275.5
Operating expenses:
Research and development	140.0	98.0
Selling and marketing	77.5	49.2
General and administrative	68.4	44.5
Amortization of acquisition-related intangible assets	29.1	23.7
Restructuring, asset impairments and other, net	0.5	1.7
Intangible asset impairment	4.4	—

Total operating expenses	319.9	217.1

Operating income	183.4	58.4

Other (expense) income, net:
Interest expense	(38.4)	(15.6)
Interest income	0.6	0.3
Loss on debt refinancing and prepayment	(26.2)	—
Other	(4.4)	(1.4)

Other (expense) income, net	(68.4)	(16.7)

Income before income taxes	115.0	41.7
Income tax provision	(36.3)	(5.3)

Net income	78.7	36.4
Less: Net income attributable to non-controlling interest	(0.5)	(0.4)

Net income attributable to ON Semiconductor Corporation	$78.2	$36.0

Comprehensive income, net of tax:
Net income	$78.7	$36.4

Foreign currency translation adjustments	6.3	0.9
Effects of cash flow hedges	0.8	0.1

Other comprehensive income, net of tax of $0.6 million and $0.0 million, respectively	7.1	1.0

Comprehensive income	85.8	37.4
Comprehensive income attributable to non-controlling interest	(0.5)	(0.4)

Comprehensive income attributable to ON Semiconductor Corporation	$85.3	$37.0

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.19	$0.09

Diluted	$0.18	$0.09

Weighted-average common shares outstanding:
Basic	419.8	412.6

Diluted	425.8	415.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 31, 2017	April 1, 2016
Cash flows from operating activities:
Net income	$78.7	$36.4
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	114.3	80.7
Loss on sale or disposal of fixed assets	2.9	(0.1)
Amortization of debt discount and issuance costs	4.5	1.0
Loss on debt refinancing and prepayment	26.2	—
Payments for term debt modification	(2.4)	—
Write-down of excess inventories	14.2	17.9
Non-cash share-based compensation expense	15.1	11.6
Non-cash interest on convertible notes	4.7	6.5
Non-cash intangible asset impairment charges	4.4	—
Change in deferred taxes	36.2	1.1
Other	1.5	1.5
Changes in assets and liabilities:
Receivables	(45.2)	0.5
Inventories	4.9	(27.0)
Other assets	(17.7)	(2.0)
Accounts payable	9.2	(5.5)
Accrued expenses	63.1	(8.9)
Deferred income on sales to distributors	(107.3)	0.9
Other long-term liabilities	1.2	0.3

Net cash provided by operating activities	208.5	114.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(52.7)	(72.9)
Proceeds from sales of property, plant and equipment	0.2	0.3
Deposits (made) utilized for purchases of property, plant and equipment	(0.2)	1.8
Purchase of business, net of cash acquired	(0.8)	—
Purchase of held-to-maturity securities	(1.6)	—

Net cash used in investing activities	(55.1)	(70.8)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	5.9	3.6
Proceeds from exercise of stock options	7.5	1.6
Payments of tax withholding for restricted shares	(13.0)	(8.0)
Repurchase of common stock	(25.0)	—
Proceeds from debt issuance	689.0	4.5
Payments of debt issuance and other financing costs	—	(1.2)
Repayment of long-term debt	(1,054.4)	(38.4)
Purchase of convertible note hedges	(144.7)	—
Proceeds from issuance of warrants	85.2	—
Payment of capital lease obligations	(5.4)	(6.6)

Net cash used in financing activities	(454.9)	(44.5)

Effect of exchange rate changes on cash and cash equivalents	2.3	2.3

Net (decrease) increase in cash and cash equivalents	(299.2)	1.9
Cash and cash equivalents, beginning of period	1,028.1	617.6

Cash and cash equivalents, end of period	$728.9	$619.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2017 ending on March 31, 2017, and each fiscal year ending on December 31. The three months ended March 31, 2017 and April 1, 2016 contained 90 and 92 days, respectively. As of March 31, 2017, the Company was organized into the following three operating and reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Additional details on the Company’s reportable segments are included in Note 16: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter ended March 31, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which consist of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017 (“2016 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

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

Previously, for products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights”), the Company recognized the related revenue and cost of revenues when it was informed by the distributor that it had resold the products to the end-user. This was due to the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through the ON Semiconductor systems and processes. Legacy systems and processes of Fairchild Semiconductor International, Inc. (“Fairchild”) enable the Company to estimate up front the effects of returns and allowances provided to these distributors and thereby record the net revenue at the time of sale related to a legacy Fairchild system and process.

When the company adopts ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (see Note 2: “Recent Accounting Pronouncements”), one of the more significant impacts will be that it will not be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to certain distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company has been developing its internal systems, processes and controls for making the required estimates on the sales to these distributors. As a result of these process changes, during the first quarter of 2017, the Company was able to reliably estimate upfront the effects of returns and allowances and record revenue at the time of sales to these distributors. As a result of this change, the Company recognized $155.1 million in revenue during the first quarter of 2017. The impact of this change resulted in an increase of $59.0 million to income before income taxes, or $0.09 per basic and diluted share. Additionally, the Company recorded accruals as part of its closing process for the estimated returns from the distributors which decreased revenue by $8.1 million and income before income taxes by $5.3 million.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; and (vii) estimates and assumptions used in connection with business combinations. Actual results could differ from these estimates.

Note 2:    Recent Accounting Pronouncements

ASUs Adopted:

ASU No 2017-04 - “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”)

In January 2017, the FASB issued ASU 2017-04, which simplifies the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The amendment is effective for calendar year-end SEC filers in 2020, and early adoption is permitted. The Company early adopted ASU 2017-04 during the first quarter of 2017. The adoption of this standard did not impact the Company’s financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-09, which the Company adopted as of the first quarter of 2017, requires that excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Previously, the Company followed the guidance that the tax benefit and credit to APIC for a windfall tax benefit should not be recorded until the deduction reduces income taxes payable. The Company has been historically in a net operating loss. Therefore, the windfall tax benefit has not reduced income taxes payable. The new guidance requires all excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. The financial statement impact of this change resulted in $68.1 million being recorded as a credit to retained earnings as of January 1, 2017. On a prospective basis, the impact of windfalls and shortfalls will be recorded to income tax expense on a discrete basis.

The Company will continue to classify employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes as a financing activity. The Company will continue to estimate forfeitures as part of share based compensation expense recognition.

ASU No. 2015-11 - “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard did not have a material impact on the financial statements.

ASUs Pending Adoption:

ASU No 2017-08 - “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”)

In March 2017, the FASB issued ASU 2017-08, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-08 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No 2017-07 - “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits, and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The Company is currently evaluating the impact that the adoption of ASU 2017-07 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

ASU No. 2016-18 - “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-18 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-16 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended March 31, 2017.

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

ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), ASU No. 2015-14 - “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), ASU No. 2016-08 - “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” (“ASU 2016-08”), ASU No. 2016-10 - “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) ASU No. 2016-12 - “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”) and ASU No. 2016-20 - “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09 (collectively, “the standard”).

The Company has not early adopted and is still evaluating the impact of the standard in areas such as revenue from the sale of ASICs and custom products and will adopt the standard on a modified retrospective basis on January 1, 2018. See Note 1: “Background and Basis of Presentation” for the impact of the change in revenue recognition on distributor sales.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 3:    Acquisitions and Divestitures

2016 Acquisition

Fairchild

On September 19, 2016, the Company acquired 100% of Fairchild pursuant to the Agreement and Plan of Merger (the “Fairchild Agreement”) with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, whereby Fairchild became a wholly-owned subsidiary of the Company. The purchase price totaled $2,532.2 million in cash and was funded by the Company’s borrowings against the Term Loan “B” Facility and a partial draw of the Revolving Credit Facility, as well as with cash on hand.

2016 Sale of Assets

On December 19, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HSET Electronic Tech (Hong Kong) Limited to sell inventory and license the technology related to its Mobile CIS business for $75 million. Pursuant to the Asset Purchase Agreement, the proceeds were scheduled to be received in multiple installments in 2017. The Company and HSET Electronic Tech (Hong Kong) entered into the First Amendment (the “First Amendment”) to the Asset Purchase Agreement on April 7, 2017. Pursuant to the First Amendment, payments for inventory will be received upon shipment of products and payments for other intangible assets, including the licenses, will be received in multiple installments on dates later than those established under the Asset Purchase Agreement. Due to the terms of the First Amendment and nature of the delivery and payment schedules, the transaction will not be accounted as a divestiture of a group and will be accounted as individual transactions when the associated deliverables are transferred to the seller. The sale of inventory has been and will be recorded to revenue as production is completed and inventory is shipped. The inventory sold during the quarter ended March 31, 2017 was $10.1 million. Portions of the inventory are under production and the technology assets have been classified as held for sale and included in other current assets in the consolidated balance sheet as of March 31, 2017 and December 31, 2016.

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by relevant reportable segments as of March 31, 2017 and December 31, 2016 (in millions):

	Balance as of March 31, 2017			Balance as of December 31, 2016
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:

Power Solutions Group	$438.7	$(28.6)	$410.1	$438.7	$(28.6)	$410.1

Analog Solutions Group	836.7	(418.9)	417.8	836.7	(418.9)	417.8

Image Sensor Group	96.8	—	96.8	96.8	—	96.8

	$1,372.2	$(447.5)	$924.7	$1,372.2	$(447.5)	$924.7

There has been no change in the balance of Goodwill from December 31, 2016 to March 31, 2017.

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Management did not identify any triggering events through March 31, 2017 that would require an interim impairment analysis.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Intangible Assets

Intangible assets, net, were as follows as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.4)	$(0.4)	$2.1

Customer relationships	556.1	(298.3)	(20.3)	237.5

Patents	43.7	(25.7)	(13.7)	4.3

Developed technology	582.3	(218.6)	(2.6)	361.1

Trademarks	17.2	(11.8)	(1.1)	4.3

Backlog	3.3	(3.3)	—	—

Favorable Leases	1.5	(0.8)	—	0.7

IPRD	130.9	—	(10.4)	120.5

Total intangibles	$1,348.9	$(569.9)	$(48.5)	$730.5

	December 31, 2016
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.2)	$(0.4)	$2.3

Customer relationships	549.0	(283.3)	(19.5)	246.2

Patents	43.7	(25.4)	(13.7)	4.6

Developed technology	566.9	(201.6)	(2.6)	362.7

Trademarks	17.2	(11.6)	(1.1)	4.5

Backlog	3.3	(2.4)	—	0.9

Favorable Leases	1.5	(0.4)	—	1.1

IPRD	145.8	—	(6.0)	139.8

Total intangibles	$1,341.3	$(535.9)	$(43.3)	$762.1

During the quarter ended March 31, 2017, the Company completed certain of its IPRD projects, resulting in the reclassification of $15.0 million from IPRD to developed technology. During the quarter ended March 31, 2017, the Company abandoned certain of its previously capitalized IPRD projects and recorded an impairment loss of $4.4 million.

Amortization expense for acquisition-related intangible assets amounted to $29.1 million and $23.7 million for the quarters ended March 31, 2017 and April 1, 2016, respectively. Amortization expense for intangible assets, with the exception of the $120.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for remainder of 2017, each of the next four years, and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2017	$84.7
2018	95.4
2019	89.0
2020	73.7
2021	61.8
Thereafter	205.4

Total estimated amortization expense	$610.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 31, 2017 is as follows (in millions):

	Restructuring	Asset Impairments	Other (1)	Total
Quarter ended March 31, 2017
Post-Fairchild acquisition restructuring costs	$1.6	$—	$—	$1.6
Manufacturing Relocation	(2.1)	—	—	(2.1)
Other (1)	0.1	—	0.9	1.0
Total	$(0.4)	$—	$0.9	$0.5

(1)	Includes amounts related to write-down of certain held for sale assets and other restructuring activity which is not considered to be significant.

Changes in accrued restructuring charges from December 31, 2016 to March 31, 2017 are summarized as follows (in millions):

	Balance as of December 31, 2016	Charges	Usage	Balance as of March 31, 2017

Estimated employee separation charges	$8.1	$(0.5)	$(4.9)	$2.7

Estimated costs to exit	—	0.1	—	0.1

Total	$8.1	$(0.4)	$(4.9)	$2.8

Activity related to the Company’s restructuring programs that were either initiated during 2017 or had not been completed as of March 31, 2017, is as follows:

Post Fairchild Acquisition Restructuring Costs

On September 19, 2016, following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, the first step of which was to eliminate approximately 130 positions from its workforce as a result of redundancies and position eliminations. During the quarter ended December 31, 2016, another 95 positions were eliminated. During the quarter ended March 31, 2017, another 25 positions were eliminated. The expense was $1.6 million for the quarter ended March 31, 2017. During the quarter ended March 31, 2017, $4.6 million was paid for all programs. Accrued severance for this program was $2.5 million as of March 31, 2017 and is expected to be paid by the third quarter of 2017. The total expense for program to date is $27.3 million. The Company will continue to evaluate the remaining positions for redundancies and may incur additional charges in the future.

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. During the quarter ended March 31, 2017, the Company made the decision to cancel the plans for relocation and announced all workforce would remain intact. As a result, the accrued balance of $2.1 million was released as of March 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of March 31, 2017 and December 31, 2016 consist of the following (dollars in millions):

	March 31, 2017	December 31, 2016
Receivables, net:
Accounts receivable	$680.4	$632.0
Less: Allowance for doubtful accounts	(2.2)	(2.2)

	$678.2	$629.8

Inventories:
Raw materials	$120.0	$121.4
Work in process	601.3	606.9
Finished goods	290.1	301.9

	$1,011.4	$1,030.2

Property, plant and equipment, net:
Land	$148.7	$146.3
Buildings	716.2	713.7
Machinery and equipment	3,198.9	3,131.1

Total property, plant and equipment	4,063.8	3,991.1
Less: Accumulated depreciation	(1,907.7)	(1,832.0)

	$2,156.1	$2,159.1

Accrued expenses:
Accrued payroll	$157.3	$155.3
Sales related reserves	203.7	124.8
Income taxes payable	21.8	30.0
Acquisition consideration payable to seller	17.7	18.8
Other	74.7	76.1

	$475.2	$405.0

As described in Note 1: “Background and Basis of Presentation,” during the quarter ended March 31, 2017, the Company recognized accruals for returns and allowances at the time of recognizing revenue upon shipment to the distributors, which is included in Sales related reserves within accrued expenses.

Assets classified as held for sale, consisting of properties, machinery and equipment, and intangible assets are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of March 31, 2017 and December 31, 2016, was $31.8 million and $34.1 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. The Company expects to dispose of the remaining assets within the next twelve months.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the quarters ended March 31, 2017 and April 1, 2016 is as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
Beginning Balance	$8.8	$5.3
Provision	0.8	0.8
Usage	(1.8)	(0.6)

Ending Balance	$7.8	$5.5

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 31, 2017, the total accrued pension liability for underfunded plans was $107.2 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2016, the total accrued pension liability for underfunded plans was $102.1 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters ended March 31, 2017 and April 1, 2016 are as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
Service cost	$2.3	$2.2
Interest cost	1.0	1.1
Expected return on plan assets	(1.3)	(1.0)

Total net periodic pension cost	$2.0	$2.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	March 31, 2017	December 31, 2016
Revolving Credit Facility due 2021	$120.0	$—
Term Loan “B” Facility due 2023, interest payable monthly at 3.23% and 4.02%, respectively	1,804.5	2,394.0
1.00% Notes due 2020 (1)	690.0	690.0

2.625% Notes, Series B (2)	—	356.4

1.625% Notes due 2023 (3)	575.0	—

Note payable to SMBC due 2016 through 2018, interest payable quarterly at 2.90% and 2.75%, respectively (4)	151.0	160.4

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.12%, respectively (5)	37.7	38.9

Philippine term loans due 2016 through 2020, interest payable quarterly at 3.36% and 3.20%, respectively (8)	41.2	44.1

Loan with Singapore bank, interest payable weekly at 2.23% and 2.01%, respectively (7) (11)	25.0	25.0

Loan with Hong Kong bank, interest payable weekly at 2.23% and 2.01%, respectively (7) (11)	25.0	25.0

Malaysia revolving line of credit, interest payable quarterly at 2.60% and 2.45%, respectively (8) (11)	25.0	25.0

Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.58% and 2.43%, respectively (8) (11)	20.1	17.0

Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 3.75% and 3.58%, respectively (6)	12.9	14.1

Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (8)	3.4	3.4

Canada equipment financing payable monthly through 2017 at 3.81% (6)	—	0.5

Capital lease obligations	7.6	13.0

Gross long-term debt, including current maturities	3,538.4	3,806.8

Less: Debt discount (9)	(213.5)	(111.4)

Less: Debt issuance costs (10)	(65.3)	(73.1)

Net long-term debt, including current maturities	3,259.6	3,622.3

Less: Current maturities	(272.8)	(553.8)

Net long-term debt	2,986.8	3,068.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)	The 2.625% Notes, Series B were redeemed in full in January 2017. See below under the heading “2.625% Notes, Series B” for additional information.
(3)	Interest is payable on April 15 and October 15 of each year, beginning October 15, 2017, at 1.625% annually.
(4)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(5)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(6)	Debt collateralized by equipment.
(7)	Debt arrangement collateralized by certain accounts receivable.
(8)	Non-collateralized debt arrangement.
(9)

Debt discount of $76.7 million and $81.5 million for the 1.00% Notes as of March 31, 2017 and December 31, 2016, respectively, $115.7 million and $0.0 million for the 1.625% Notes as of March 31, 2017 and December 31, 2016, respectively, and $21.1 million and $29.9 million for the Term Loan “B” Facility as of March 31, 2017 and December 31, 2016, respectively.

(10)

Debt issuance costs of $10.7 million and $11.3 million for the 1.00% Notes as of March 31, 2017 and December 31, 2016, respectively, $11.1 million and $0.0 million for the 1.625% Notes as of March 31, 2017 and December 31, 2016, respectively, and $43.5 million and $61.8 million for the Term Loan “B” Facility as of March 31, 2017 and December 31, 2016, respectively.

(11)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s long-term debt (including current maturities) as of March 31, 2017 are as follows (in millions):

Period	Expected Maturities
Remainder of 2017	$143.5
2018	148.2
2019	47.6
2020	699.7
2021	120.0
Thereafter	2,379.4

Total	$3,538.4

2.625% Notes, Series B

On November 17, 2016, the Company announced that it would be exercising its option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B on December 20, 2016 pursuant to the terms of the indenture governing the 2.625% Notes, Series B. The holders of the 2.625% Notes, Series B had the right to convert their 2.625% Notes, Series B into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016, which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company, at its election, could settle its conversion obligation with respect to the 2.625% Notes, Series B, with shares of common stock, cash or a combination thereof. The Company satisfied its obligation with respect to the 2.625% Notes, Series B tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445.0 million for the redemption and conversion of the 2.625% Notes, Series B. The equity component of the 2.625% Notes, Series B amounting to $32.9 million, representing the amounts previously recorded to additional paid-in capital was reclassified to mezzanine equity as of December 31, 2016. There was no loss on extinguishment of debt, and upon settlement, the balance in the mezzanine equity was cleared and the remaining $55.7 million was recorded as a reduction to additional paid-in capital.

1.625% Notes due 2023

On March 31, 2017, the Company completed a private placement of $575.0 million of its 1.625% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company incurred issuance costs of $13.7 million in connection with the issuance of the 1.625% Notes, of which $11.1 million was capitalized as debt issuance costs and is being amortized using the effective interest method and $2.6 million was allocated to the conversion option (as further described below) and was recorded as equity. The 1.625% Notes are governed by an indenture (the “1.625% Indenture”) between the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility. The 1.625% Notes bear interest at the rate of 1.625% per year from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. The 1.625% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Credit Agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The initial conversion rate of the 1.625% Notes is 48.2567 shares of common stock per $1,000 principal amount of 1.625% Notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $20.72 per share of common stock. Prior to the close of business on the business day immediately preceding July 15, 2023, the 1.625% Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.625% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate transactions described in the 1.625% Indenture. On or after July 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 1.625% Notes may convert all or a portion of their 1.625% Notes at any time. Upon conversion of the 1.625% Notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 8: “Earnings Per Share and Equity.”

The 1.625% Notes will mature on October 15, 2023. If a holder elects to convert its 1.625% Notes in connection with the occurrence of specified fundamental changes that occur prior to July 15, 2023, the holder will be entitled to receive, in addition to cash and/or shares of common stock equal to the conversion rate, an additional number of shares of common stock, as described in the 1.625% Indenture. Notwithstanding these conversion rate adjustments, the 1.625% Notes contain an explicit limit on the number of shares issuable upon conversion.

In connection with the occurrence of specified fundamental changes, holders may require the Company to repurchase for cash all or a portion of their 1.625% Notes at a purchase price equal to 100% of the principal amount of the 1.625% Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The 1.625% Notes, which are the Company’s unsecured obligations, rank equally in right of payment to all of the Company’s existing and future unsubordinated indebtedness and are senior in right of payment to all of the Company’s existing and future subordinated obligations. The 1.625% Notes are effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.625% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $115.7 million in stockholders’ equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 5.38% over the contractual terms of the notes.

Included as a reduction of gross long-term debt as of March 31, 2017, were $11.1 million of debt issuance costs associated with the 1.625% Notes, which are being amortized using the effective interest method.

Included as a reduction of gross long term debt as of March 31, 2017, was $115.7 million of unamortized debt discount associated with the 1.625% Notes, which will be amortized using the effective interest method. Concurrently with the offering of the 1.625% Notes, the Company used $59.5 million of borrowings under the Revolving Credit Facility to enter into convertible note hedge and warrant transactions with certain of the initial purchasers of the 1.625% Notes.

Pursuant to these transactions, the Company has the option to purchase (subject to adjustment for certain specified transactions) an aggregate of 27.7 million shares of its common stock at a price of $20.72 per share. The total cost of the convertible note hedge transactions was $144.7 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 27.7 million shares of the Company’s common stock at a price of $30.70 per share. The Company received $85.2 million in cash proceeds from the sale of these warrants.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Together, the purchase of the convertible note hedges and the sale of the warrants are intended to offset potential dilution from the conversion of the 1.625% Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid in capital in the consolidated balance sheet. A portion of the shares subject to the conversion of the 1.625% Notes and hedging transactions were reserved from the Company’s unallocated shares.

Second Amendment to Credit Agreement

On March 31, 2017, the Company and certain of the Company’s subsidiaries, as guarantors (the “Guarantors”), entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement, dated as of April 15, 2016, as amended by the First Amendment (the “First Amendment”) thereto, dated as of September 30, 2016, with the several lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent (the “Agent”), Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (as amended by the First Amendment and Second Amendment, the “Credit Agreement”).

The Second Amendment provides for, among other things, modifications to the Credit Agreement to allow the 1.625% Notes to rank pari passu with borrowings under the Credit Agreement and to reduce the interest rates payable under the term loan “B” facility (the “Term Loan “B” Facility”) and the revolving credit facility (the “Revolving Credit Facility”) .

Borrowings under the Credit Agreement may be incurred in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen or any other currency approved by the Agent and the lenders under the Revolving Credit Facility, subject to certain qualifications described in the Credit Agreement. Regardless of currency, all borrowings under the Credit Agreement, may, at the Company’s option, be incurred as either eurocurrency loans (“Eurocurrency Loans”) or alternate base rate loans (“ABR Loans”).

Pursuant to the Credit Agreement, for any interest period ending after the date of the Second Amendment, Eurocurrency Loans will accrue interest at (i) a base rate per annum equal to the Adjusted LIBO Rate (as defined below) plus (ii) an applicable margin equal to (x) 1.75% with respect to borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Credit Agreement) or (y) 2.25% with respect to borrowings under the Term Loan “B” Facility.

Pursuant to the Credit Agreement, ABR Loans will accrue interest at (i) a base rate per annum equal to the highest of (x) the Federal funds rate plus 0.50%, (y) the prime commercial lending rate announced by Deutsche Bank AG, New York Branch from time to time as its prime lending rate and (z) the Adjusted LIBO Rate for a one month interest period (or if such day is not a business day, the immediately preceding business day) (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined below), subject to the interest rate floors set forth in the Credit Agreement, plus (ii) an applicable margin equal to (x) 0.75% with respect to borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Credit Agreement) or (y) 1.25% with respect to borrowings under the Term Loan “B” Facility.

The obligations under the Credit Agreement are guaranteed by the Guarantors and collateralized by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first tier foreign subsidiaries, subject to customary exceptions. The obligations under the Credit Agreement are also collateralized by mortgage on certain real property assets of the Company and its domestic subsidiaries.

The Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio in relation to the Revolving Credit Facility. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants under the Credit Agreement as of March 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Debt prepayment, issuance costs

The Company incurred legal and other fees of $2.4 million related to Second Amendment. The Company performed a debt extinguishment vs modification analysis on a lender by lender basis upon the execution of the Second Amendment and recorded a debt extinguishment charge of $5.6 million during the quarter ended March 31, 2017, which included a $3.2 million write off of unamortized debt issuance costs and $2.4 million in third party fees.

On March 31, 2017, the Company used the proceeds from the issuance of the 1.625% Notes amounting to $562.1 million and cash on hand of $12.9 million to prepay $575 million of the outstanding balance of the Term Loan “B” Facility and recorded a loss on debt prepayment amounting to $20.6 million representing the proportionate write-off of unamortized debt issuance costs.

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	March 31, 2017	April 1, 2016
Net income attributable to ON Semiconductor Corporation	$78.2	$36.0

Basic weighted-average common shares outstanding	419.8	412.6
Dilutive effect of share-based awards	6.0	2.9
Dilutive effect of Convertible Notes	—	—

Diluted weighted-average common shares outstanding	425.8	415.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.19	$0.09

Diluted	$0.18	$0.09

Basic Net income per common share attributable to ON Semiconductor Corporation is computed by dividing Net income attributable to ON Semiconductor Corporation by the Basic weighted-average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 0.9 million and 4.9 million for the quarters ended March 31, 2017 and April 1, 2016, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each series of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share, with respect to the 1.00% Notes, or $30.70 per share, with respect to the 1.625% Notes, for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes and 1.625% Notes, respectively. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes and 1.625% Notes, respectively, when the stock price is above $18.50 per share, with respect to the 1.00% Notes, and $20.72 per share, with respect to the 1.625% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Information relating to the Company’s share repurchase program during the quarter ended March 31, 2017 is as follows (in millions, except per share data):

Quarter Ended
March 31, 2017
Number of repurchased shares (1)(2)	1.6
Aggregate purchase price	$25.0
Weighted-average purchase price per share (3)	$15.35
Available for future purchases at March 31, 2017	$603.2

(1)	None of these shares had been reissued or retired as of March 31, 2017, but may be reissued or retired by the Company at a later date.
(2)	Represents 1.6 million shares, totaling $25.0 million, repurchased concurrently with the issuance of the 1.625% Notes.
(3)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter ended March 31, 2017, was $13.0 million, for which the Company withheld 0.9 million shares of common stock that were underlying the restricted stock units that vested. The amount remitted for the quarter ended April 1, 2016 was $8.0 million, for which the Company withheld less than 0.9 million shares of common stock, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of March 31, 2017; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan, and the Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2016, the non-controlling interest balance was $21.8 million. This balance increased to $22.3 million as of March 31, 2017, resulting from the non-controlling interest’s $0.5 million share of the earnings for the quarter ended March 31, 2017, as compared to $24.1 million as of April 1, 2016 due to the non-controlling interest’s $0.4 million share of the earnings for the quarter ended April 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters ended March 31, 2017 and April 1, 2016 was comprised as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
Cost of revenues	$1.5	$1.9
Research and development	2.9	2.5
Selling and marketing	2.8	2.1
General and administrative	7.9	5.1

Share-based compensation expense before income taxes	$15.1	$11.6

Related income tax benefits (1)	5.3	—

Share-based compensation expense, net of taxes	$9.8	$11.6

(1)	Recognition of related income tax benefits are the result of the adoption of ASU 2016-09 during the first quarter of 2017. Tax benefit calculated using the federal statutory rate of 35%. See Note 2: “Recent Accounting Pronouncements” for more information.

As of March 31, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was $0.1 million, which is expected to be recognized over a weighted-average period of 1 month. As of March 31, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $109.8 million, which is expected to be recognized over a weighted-average period of 2.16 years. The total intrinsic value of stock options exercised during the quarter ended March 31, 2017 was $5.8 million. The Company recorded cash received from the exercise of stock options of $7.5 million during the quarter ended March 31, 2017.

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% during the quarters ended March 31, 2017 and April 1, 2016. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% during the quarters ended March 31, 2017 and April 1, 2016.

Shares Available

As of December 31, 2016, there was an aggregate of 19.8 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 4.9 million shares available for issuance under the ESPP. As of March 31, 2017, there was an aggregate of 14.0 million shares of common stock available for grant under the Amended and Restated SIP and 4.3 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Options

Summarized stock option information for the three months ended March 31, 2017 is as follows (in millions, except per share and contractual term data):

	Three Months Ended March 31, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2016	3.3	$7.75
Granted	—	—
Exercised	(0.9)	8.32
Canceled	—	—

Outstanding at March 31, 2017	2.4	$7.52	1.77	$19.2

Exercisable at March 31, 2017	2.4	$7.52	1.76	$19.1

Additional information with respect to stock options outstanding as of March 31, 2017, with exercise prices less than or above $15.49 per share, the closing price of the Company’s common stock at March 31, 2017, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Less than $15.49	2.4	$7.52	—	$—	2.4	$7.52
Above $15.49	—	$—	—	$—	—	$—

Total outstanding	2.4	$7.52	—	$—	2.4	$7.52

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units as of March 31, 2017 and changes during the quarter ended March 31, 2017 (number of shares in millions):

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested shares underlying restricted stock units at December 31, 2016	9.7	$10.10
Granted	3.8	15.21
Released	(2.8)	9.93
Forfeited	(0.1)	11.45

Non-vested shares underlying restricted stock units at March 31, 2017	10.6	$11.95

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of March 31, 2017 (in millions):

Remainder of 2017	$28.4
2018	29.1
2019	20.1
2020	14.8
2021	10.5
Thereafter	49.0

Total	$151.9

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Through its acquisition of Fairchild, the Company acquired facilities in South Portland, Maine and West Jordan, Utah. These two facilities have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although the Company may incur certain liabilities with respect to these remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Additionally, under the 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung Electronics Co., Ltd. (“Samsung”), Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. The costs incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments the Company makes in connection with such liabilities are not expected to be material and are not expected to have a material adverse effect on our consolidated financial position, results of operations or statements of cash flows.

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 31, 2017, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under the Revolving Credit Facility as of March 31, 2017. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.8 million as of March 31, 2017.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $129.2 million as of March 31, 2017. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $151.0 million as of March 31, 2017. See Note 7: “Long-Term Debt” for additional information.

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

Legal Matters

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business, including indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other intellectual property rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. The Company regularly evaluates the status of the legal proceedings in which it is involved to assess whether a loss is probable or there is a reasonable possibility that a loss, or an additional loss, may have been incurred and determine if accruals are appropriate. If accruals are not appropriate, the Company further evaluates each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure. Although litigation is inherently unpredictable, the Company believes that it has adequate provisions for any probable and estimable losses. It is possible, nevertheless, that the Company’s consolidated financial position, results of operations or liquidity could be materially and adversely affected in any particular period by the resolution of a legal proceeding. The Company’s estimates do not represent its maximum exposure. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, except as disclosed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process and the administrative process at the United States Patent and Trademark Office (the “USPTO”) are inherently uncertain, and the Company cannot guarantee that the outcome of these matters will be favorable to it.

Patent Litigation with Power Integrations, Inc.

There are eight outstanding civil litigation proceedings with Power Integrations, Inc. (“PI”), five of which were pending between PI and Fairchild prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also nine outstanding administrative proceedings in which the Company is challenging the validity of PI patents at the USPTO.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The outcome of any litigation is inherently uncertain and difficult to predict. Any estimate or statement in this Form 10-Q regarding any reserve or the estimated range of possible losses is made solely in compliance with applicable GAAP requirements, and is not a statement or admission that the Company is or should be liable in any amount, or that any arguments, motions or appeals before any Court lack merit or are subject to impeachment. To the contrary, the Company believes that it has significant and meritorious grounds for judgment in its favor with respect to all of the PI cases and that the Company’s appeals or motions currently pending at the district court level will significantly reduce or eliminate all prior adverse jury verdicts. Subject to the foregoing, as of the date of the filing of this Form 10-Q, the Company estimates its range of possible losses for all PI cases to be between approximately $4 million and $20 million.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild and its wholly owned subsidiary, Fairchild Semiconductor Corporation, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed four PI U.S. patents and seeking a permanent injunction preventing Fairchild from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. In October 2006, a jury returned a verdict finding that 33 of Fairchild’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated almost the entire damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States have since denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $500,000 to $750,000 worth of sales and imports of affected products, and this case remains in the District Court of Delaware on that basis. The Company believes that damages on the basis of that level of infringing activity would not be material. PI has further requested the lower court to reinstate the earlier judgment of willful infringement, and that request remains pending with the court.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), alleging infringement of three patents. Of the three patents asserted in this lawsuit, two had been asserted against Fairchild and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, PI added a fourth patent to this case. On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more of two U.S. patents owned by System General Corporation. The lawsuit sought monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of PI products found to infringe the asserted patents. The lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild (Taiwan) Corporation and upheld the validity of both of the System General Corporation patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the PI patents as well as certain products that were similar to the products found to infringe. Willfulness and damages will be determined in the next phase of the case, which has yet to be scheduled. Fairchild and PI appealed the liability phase of this trial to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild (Taiwan) Corporation patent, and remanded the case back to the lower court for further proceedings consistent with these rulings.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. A trial was held in February 2014 on two PI patents and one Fairchild patent. In March 2014, the jury found that Fairchild willfully infringed both PI patents, awarding PI $105.0 million in damages and finding that PI did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. In September 2014, the court granted Fairchild’s motion and determined that, as a matter of law, Fairchild’s actions were not willful. Fairchild continued to challenge several other aspects of the verdict during post-trial review. Specifically, Fairchild asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. In November 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. In February 2015, the court denied PI’s request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that PI could request an injunction after the second trial on damages, but PI has since indicated that it no longer intends to pursue a permanent injunction. The second damages trial was held in December 2015. In December 2015, a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case, and the court ruled against Fairchild on these motions and awarded PI approximately $7 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court for the enhanced damages and attorneys’ fees in January 2016, and Fairchild opposed that motion. On January 23, 2017 the court reinstated the jury’s willful infringement finding from March 2014, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit with respect to the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. On March 27, 2017, the Company filed a motion with the trial court to stay execution of judgment and waive a requirement to post a supersedeas bond. In connection with that motion, the Company asked the trial court to hear the motion on an expedited basis. On March 29, 2017, the trial court denied the request to expedite a hearing and entered an order temporarily staying execution of its judgment pending resolution of the motion to stay execution of judgment. All claims of the two PI patents found to be infringed by Fairchild are also under review in already-instituted inter partes administrative proceedings at the USPTO.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware. The lawsuit accuses PI’s LinkSwitch-PH LED power conversion products of violating three of Fairchild’s patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In June 2015, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Following the issuance of the December 2016 appeals court decision in the litigation filed in Delaware in 2008 as described above, PI has asked the court in this action (which is the same court as the 2008 Delaware case) to vacate the jury’s finding that PI infringed Fairchild’s patent due to overlapping legal issues already decided by the appeals court. The Company continues to investigate the applicability of the December 2016 appeals court decision to this action as it may reduce Fairchild’s liability regarding the PI patent that the jury found Fairchild infringed.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (August 11, 2016, Arizona, 2:16-cv-02720-SPL): The Company and SCI LLC (collectively “ON Semi”), filed a lawsuit against PI in the U.S. District Court for the District of Arizona. In the lawsuit, ON Semi is asserting claims of patent infringement on six of its patents related to aspects of PI’s power conversion products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. The lawsuit also seeks a claim for a declaratory judgment for ON Semi of non-infringement of three of PI’s patents. All three of the PI patents at issue in the declaratory judgment claims are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. PI has not yet answered the complaint, but instead has moved to dismiss for lack of jurisdiction and venue or, alternatively, to transfer the lawsuit to the Northern District of California based on the lawsuit filed on November 1, 2016 (described below). The lawsuit is in its earliest stages.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 3:16-cv-06371-BLF): This lawsuit was initiated by PI in 2016 in the U.S. District Court for the Northern District of California against ON Semi, alleging infringement of six PI patents. Of the six PI patents asserted in this lawsuit, two overlap with ON Semi’s declaratory judgment claims in the August 2016 lawsuit in Arizona and are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. In the complaint, PI alleges infringement and seeks a permanent injunction, unspecified damages, treble damages, and an accounting of costs and fees. The Northern District of California has currently stayed this lawsuit pending the District of Arizona’s decision on PI’s motion to transfer the Arizona lawsuit (described above) to this forum.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (December 27, 2016, Eastern District of Texas, 2:16-cv-01451-JRG-RSP): ON Semi filed a lawsuit against PI in the U.S. District Court for the Eastern District of Texas, Marshall Division, asserting claims of patent infringement on six of its patents directed to aspects of PI’s InnoSwitch family of products. In the complaint, ON Semi sought a permanent injunction, unspecified damages, treble damages, and an accounting of costs and fees. On March 9, 2017, this lawsuit was dismissed without prejudice contemporaneous with the filing of a new lawsuit in the District of Delaware concerning the same patents.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (March 9, 2017, District of Delaware, 1:17-cv-00247-LPS-CJB): ON Semi filed a lawsuit against PI in the U.S. District Court for the District of Delaware, asserting asserted claims of patent infringement on six of its patents directed to aspects of PI’s InnoSwitch family of products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, treble damages and an accounting of costs and fees. PI has not yet answered the complaint, but instead has moved to dismiss the case for failure to state a claim. The lawsuit is in its earliest stages.

Administrative Challenges to PI’s Patents

Between March and August 2016, SCI LLC petitioned the USPTO to institute 12 inter partes reviews, each requesting cancellation of certain claims of six patents owned by PI that have been asserted against the Company, SCI LLC and Fairchild. The USPTO has instituted an inter partes trial, has indicated that SCI LLC is likely to prevail in showing that the challenged claims are unpatentable in nine out of the 12 petitions it has reviewed so far. SCI LLC expects that each inter partes review proceeding will terminate in a Final Written Decision on the patentability of the challenged claims for which review has or will be instituted within one year from institution.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranty. Although Acbel is seeking damages in an amount not less than $30 million, the Company is vigorously defending the lawsuit and believes that it has strong defenses. Trial is scheduled for June 12, 2017.

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

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 is as follows (in millions):

		Fair Value Measurements as of March 31, 2017
Description	Balance as of March 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$17.7	$17.7	$—	$—
Money market funds	0.2	0.2	—	—
Liabilities:
Contingent consideration	6.0	—	—	6.0

		Fair Value Measurements as of December 31, 2016
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$67.2	$67.2	$—	$—
Money market funds	30.3	30.3	—	—
Liabilities:
Contingent consideration	4.5	—	—	4.5

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of March 31, 2017 and December 31, 2016 are as follows (in millions):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,050.8	$1,350.7	$953.6	$1,160.9
Long-term debt	$2,163.4	$2,246.9	$2,616.3	$2,731.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The fair value of the Company’s 1.00% Notes, 1.625% Notes and Term Loan “B” Facility were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017 and December 31, 2016, the Company’s cost method investments had a carrying value of $12.6 million and $12.3 million, respectively.

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

As of March 31, 2017 and December 31, 2016, the Company had net outstanding foreign exchange contracts with notional amounts of $127.0 million and $95.9 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017		December 31, 2016
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(39.2)	$39.2	$(25.4)	$25.4
Japanese Yen	(27.1)	27.1	(33.7)	33.7
Philippine Peso	17.9	17.9	15.8	15.8
Other Currencies - Buy	28.9	28.9	(6.1)	6.1
Other Currencies - Sell	(13.9)	13.9	14.9	14.9

	$(33.4)	$127.0	$(34.5)	$95.9

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of March 31, 2017, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended March 31, 2017 and April 1, 2016, realized and unrealized foreign currency transactions totaled a $2.3 million loss and a $1.0 million loss, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. dollars.

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date.

For the quarters ended March 31, 2017 and April 1, 2016, the Company recorded a net loss of zero and $0.2 million respectively, associated with cash flow hedges recognized as a component of cost of revenues.

Interest rate risk

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date.

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with the Term Loan “B” Facility. The Company does not use such swap contracts for speculative or trading purposes.

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totaling $500.0 million, $750.0 million and $1.0 billion expiring on December 29, 2017, December 31, 2018 and December 31, 2019, respectively, effectively hedging some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company has performed an effectiveness assessment and concluded that there is no ineffectiveness during the three months ended March 31, 2017. As of March 31, 2017, the aggregate notional value of the interest rate swap contracts was $500.0 million.

The Company did not have any interest rate swap contracts outstanding during three months ended April 1, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table presents the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Company’s condensed consolidated statements of operations for the three months ended March 31, 2017 (in millions):

Interest Rate Swap Contract

Balance in accumulated other comprehensive loss as of December 31, 2016	$—
Amounts recognized in other comprehensive loss	1.0
Amounts reclassified to earnings impacting:
Other expense, net	(0.2)

Balance in accumulated other comprehensive loss as of March 31, 2017	$0.8

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.625% Notes. See Note 7: “Long-Term Debt” for further details.

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

ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur. The Company’s effective tax rate for the quarter ended March 31, 2017 was 31.6%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the discrete impact of ASU 2016-09. See Note 2 “Recent Accounting Pronouncements.”

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the consolidated statements of income. The Company had approximately $5.4 million and $4.2 million of net interest and penalties accrued at March 31, 2017 and April 1, 2016, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $3.8 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years prior to 2012 are generally not subject to examination by the Internal Revenue Services (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for years prior to 2011. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2006. The Company is currently under audit in the following significant jurisdictions: Malaysia, China and the Philippines.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the quarter ended March 31, 2017 are as follows (net of tax of $0.6, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31 2016	$(50.2)	$—	$(50.2)

Other comprehensive income (loss) prior to reclassifications (1) (2)	6.3	1.0	7.3
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)

Net current period other comprehensive loss	6.3	0.8	7.1

Balance as of March 31, 2017	$(43.9)	$0.8	$(43.1)

(1) Foreign currency translation adjustments are net of tax of $0.0 million for the quarter ended March 31, 2017.

(2) Effects of cash flow hedges are net of tax of $0.4 million for the quarter ended March 31, 2017.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarters ended March 31, 2017 and April 1, 2016, respectively, were as follows (net of tax of $0, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended
	March 31, 2017	April 1, 2016	Affected Line Item Where Net Income is Presented

Effects of cash flow hedges	$—	$0.2	Cost of revenues
Effects of cash flow hedges	0.2	—	Other income and expense

Total reclassifications	$0.2	$0.2

Note 15:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$125.3	$72.3
Cash (received) paid for:
Interest income	$(0.6)	$(0.3)
Interest expense	$27.6	$4.9
Income taxes	$18.4	$5.4

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

Revenues and gross profit for the Company’s reportable segments for the quarters ended March 31, 2017 and April 1, 2016 are as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For the quarter ended March 31, 2017:
Revenues from external customers	$743.8	$503.6	$189.3	$1,436.7
Segment gross profit	$244.1	$209.4	$67.4	$520.9
For the quarter ended April 1, 2016:
Revenues from external customers	$326.9	$311.3	$179.0	$817.2
Segment gross profit	$103.2	$117.3	$62.2	$282.7

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
Gross profit for reportable segments	$520.9	$282.7
Less: unallocated manufacturing costs	(17.6)	(7.2)

Consolidated Gross profit	$503.3	$275.5

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016
United States	$213.7	$140.8
Japan	106.7	84.4
Hong Kong	473.0	178.0
Singapore	344.2	246.4
United Kingdom	162.3	134.1
Other	136.8	33.5

	$1,436.7	$817.2

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	March 31, 2017	December 31, 2016
United States	$527.5	$548.1
Korea	377.6	385.9
Malaysia	230.4	224.0
Philippines	382.5	381.7
China	231.5	217.7
Other	406.6	401.7

	$2,156.1	$2,159.1

For the quarters ended March 31, 2017 and April 1, 2016, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 28, 2017, and our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2017, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2016 Form 10-K.

Company Highlights for the Quarter Ended March 31, 2017

•	Total revenues of approximately $1,436.7 million
•	Gross margin of approximately 35.0%
•	Net income of $0.18 per diluted share
•	Cash and cash equivalents of approximately $728.9 million

Executive Overview

This Executive Overview presents summary information regarding the industry, markets, business and operating trends of ON Semiconductor Corporation, which was incorporated under the laws of the State of Delaware in 1999, and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor” or the “Company”). For further information regarding the events summarized herein, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 3.8% through 2018. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

Business Overview

ON Semiconductor is driving innovation in energy efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs use analog, MCU, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including a leadership position in image sensors, optical image stabilization and auto focus devices provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT, and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 80,000 products as of March 31, 2017 and we shipped approximately 18.0 billion units in the first quarter of 2017, as compared to 12.6 billion units in the first quarter of 2016.

Acquisition of Fairchild

On September 19, 2016, we completed our acquisition of Fairchild, pursuant to the Fairchild Agreement with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, which provided for the acquisition of Fairchild by us (the “Fairchild Transaction”). The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and Revolving Credit Facility (as such terms are defined below under “Key Financing and Capital Events—Fairchild Transaction Financing”) and with cash on hand.

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

Segments

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels, and focusing on synergies related cost reductions from each of our acquisitions. See “Restructuring, Asset Impairments and Other, Net” under the heading “Results of Operations -- Quarter Ended March 31, 2017 Compared to Quarter Ended April 1, 2016 - Other Operating Expenses” and “Results of Operations -- Quarter Ended March 31, 2017 Compared to Quarter Ended April 1, 2016 - Other Operating Expenses” below, related to our current programs.

Outlook

ON Semiconductor Second Quarter 2017 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,285 to $1,335 million in the second quarter of 2017. Backlog levels for the second quarter of 2017 represent approximately 80% to 85% of our anticipated second quarter 2017 revenues. For the second quarter of 2017, we estimate that gross margin as a percentage of revenues will be approximately 34.5% to 36.4%.

Statements related to our outlook for the second quarter of 2017 are based on our current expectations, forecasts, estimates and assumptions. Such statements involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. See Item 1A. “Risk Factors,” for additional information.

Results of Operations

Quarter Ended March 31, 2017 Compared to the Quarter Ended April 1, 2016

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended March 31, 2017 and April 1, 2016 (in millions):

	Quarter Ended
	March 31, 2017	April 1, 2016	Dollar Change
Revenues	$1,436.7	$817.2	$619.5
Cost of revenues (exclusive of amortization shown below)	933.4	541.7	391.7

Gross profit	503.3	275.5	227.8
Operating expenses:
Research and development	140.0	98.0	42.0
Selling and marketing	77.5	49.2	28.3
General and administrative	68.4	44.5	23.9
Amortization of acquisition-related intangible assets	29.1	23.7	5.4
Restructuring, asset impairments and other, net	0.5	1.7	(1.2)
Intangible asset impairment	4.4	—	4.4

Total operating expenses	319.9	217.1	102.8

Operating income	183.4	58.4	125.0

Other (expense) income, net:
Interest expense	(38.4)	(15.6)	(22.8)
Interest income	0.6	0.3	0.3
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)
Other	(4.4)	(1.4)	(3.0)

Other (expense) income, net	(68.4)	(16.7)	(51.7)

Income before income taxes	115.0	41.7	73.3
Income tax provision	(36.3)	(5.3)	(31.0)

Net income	78.7	36.4	42.3
Less: Net income attributable to non-controlling interest	(0.5)	(0.4)	(0.1)

Net income attributable to ON Semiconductor Corporation	$78.2	$36.0	$42.2

Revenues

Revenues were $1,436.7 million and $817.2 million for the quarters ended March 31, 2017 and April 1, 2016, respectively, representing an increase of $619.5 million or approximately 76%. The increase is primarily attributed to an increase in revenue in our Power Solutions and Analog Solutions Groups, which was primarily due to contributions from Fairchild and $155.1 million in revenue due to the change in revenue recognition on distributor sales. See Note 1: “Background and Basis of Presentation” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further details.

Revenues by reportable segment for the quarters ended March 31, 2017 and April 1, 2016 were as follows (dollars in millions):

	Quarter Ended March 31, 2017	As a % of Total Revenue (1)	Quarter Ended April 1, 2016	As a % of Total Revenue (1)
Power Solutions Group	$743.8	51.8%	$326.9	40.0%
Analog Solutions Group	503.6	35.1%	311.3	38.1%
Image Sensor Group	189.3	13.2%	179.0	21.9%

Total revenues	$1,436.7		$817.2

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group increased by $416.9 million, or approximately 128%, for the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $107.8 million due to the change in revenue recognition on distributor sales. For the combined company, revenues from our discrete products increased by $225.4 million, or approximately 155%, revenues from our new IPMS and Optoelectronics products were $42.9 million and $18.2 million, respectively, and revenues from our analog products increased by $18.2 million, or approximately 24%.

Revenues from the Analog Solutions Group increased by $192.3 million, or approximately 62%, for the first quarter of 2017 compared to the first quarter of 2016. This increase is primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $42.1 million due to the change in revenue recognition on distributor sales. For the combined company, revenues from our analog products increased by $116.8 million, or approximately 129%, and revenues from our ASIC products increased by $14.5 million, or approximately 10%.

Revenues from the Image Sensor Group increased by $10.3 million, or approximately 6%, for the first quarter of 2017 compared to the first quarter of 2016. This increase is primarily attributable to a $7.5 million or approximately 31% increase in revenues from our ASIC products, $5.1 million due to the change in revenue recognition on distributor sales, partially offset by a $3.3 million, or approximately 31%, decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended March 31, 2017 and April 1, 2016, are summarized as follows (dollars in millions):

	Quarter Ended March 31, 2017	As a % of Total Revenue (1)	Quarter Ended April 1, 2016	As a % of Total Revenue (1)
United States	$213.7	14.9%	$140.8	17.2%
Japan	106.7	7.4%	84.4	10.3%
Hong Kong	473.0	32.9%	178.0	21.8%
Singapore	344.2	24.0%	246.4	30.2%
United Kingdom	162.3	11.3%	134.1	16.4%
Other	136.8	9.5%	33.5	4.1%

Total	$1,436.7		$817.2

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended March 31, 2017 and April 1, 2016, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended March 31, 2017 and April 1, 2016 was as follows (dollars in millions):

	Quarter Ended March 31, 2017	As a % of Segment Revenue (1)	Quarter Ended April 1, 2016	As a % of Segment Revenue (1)
Power Solutions Group	$244.1	32.8%	$103.2	31.6%
Analog Solutions Group	209.4	41.6%	117.3	37.7%
Image Sensor Group	67.4	35.6%	62.2	34.7%

Gross profit by segment	$520.9		$282.7
Unallocated manufacturing costs	(17.6)	(1.2)%	(7.2)	(0.9)%

Total gross profit	$503.3	35.0%	$275.5	33.7%

(1) Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $503.3 million in the first quarter of 2017 compared to $275.5 million in the first quarter of 2016. The gross profit increase of $227.8 million, or approximately 83%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included contributions from the acquired Fairchild business as well as $59.0 million due to the change in the revenue recognition on distributor sales. This increase was partially offset by $9.8 million of expensing of the fair market value of inventory step-up from the Fairchild acquisition.

Gross profit as a percentage of revenues increased to approximately 35.0% in the first quarter of 2017 from approximately 33.7% in the first quarter of 2016. Excluding the impact of the change in the revenue recognition on distributor sales, the gross profit for the first quarter of 2017 was 34.7%. The increase was primarily due to contributions from the acquired Fairchild business, higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $140.0 million for the first quarter of 2017, compared to $98.0 million for the first quarter of 2016, representing an increase of $42.0 million, or approximately 43%. This increase was primarily associated with the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs.

Selling and marketing expenses were $77.5 million for the first quarter of 2017, compared to $49.2 million for the first quarter of 2016, representing an increase of $28.3 million, or approximately 58%. This increase was primarily associated with the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs.

General and administrative expenses were $68.4 million for the first quarter of 2017, compared to $44.5 million in the first quarter of 2016, representing an increase of $23.9 million, or approximately 54%. This increase is primarily associated with the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs and outside services.

Other Operating Expenses

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $29.1 million and $23.7 million for the quarters ended March 31, 2017 and April 1, 2016, respectively, representing a increase of $5.4 million, or approximately 23%. The increase in amortization of acquisition-related intangible assets was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition partially offset by the declining amortization of our Aptina intangible assets. See Note 3: “Acquisition and Divestitures” and Note 4: “Goodwill and Intangible Assets” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to intangible assets. Amortization of acquired intangible assets from the Fairchild Transaction was $12.8 million in the first quarter of 2017.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $0.5 million for the quarter ended March 31, 2017 compared to $1.7 million for the quarter ended April 1, 2016. The information below summarizes certain activities for each respective quarter.

During the quarter ended March 31, 2017, we recorded a benefit of approximately $0.4 million related to our restructuring programs. See Note 5: “Restructuring, Asset Impairments and Other, Net” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

During the quarter ended April 1, 2016, we recorded approximately $1.7 million of charges related to our restructuring programs, consisting primarily of employee separation charges from our workforce reduction and manufacturing relocation programs.

Indefinite and Long-Lived Asset Impairment Charges

During 2017, we abandoned certain of our previously capitalized IPRD projects and recorded impairment losses of $4.4 million.

Interest Expense

Interest expense increased by $22.8 million to $38.4 million during the quarter ended March 31, 2017 compared to $15.6 million during the quarter ended April 1, 2016 due to the indebtedness incurred in order to acquire Fairchild. We expect interest expense to remain material in future periods as we service the debt we incurred in connection with the Fairchild transaction. Our average gross long-term debt balance (including current maturities) for the quarter ended March 31, 2017 was $3,672.7 million at a weighted-average interest rate of approximately 4.2%, compared to $1,495.5 million at a weighted-average interest rate of approximately 4.2% for the quarter ended April 1, 2016.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment was $26.2 million during the quarter ended March 31, 2017 compared to zero during the quarter ended April 1, 2016, due to a $20.6 million loss on prepayment of a portion of the Term Loan “B” facility and $5.6 million of debt extinguishment charges related to the refinancing of the Term Loan “B” facility. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Other

Other expense increased by $3.0 million to $4.4 million for the quarter ended March 31, 2017 compared to $1.4 million for the quarter ended April 1, 2016, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact of our hedging activity.

Provision for Income Taxes

We recorded an income tax provision of $36.3 million and $5.3 million during the quarters ended March 31, 2017 and April 1, 2016, respectively.

The income tax provision for the quarter ended March 31, 2017 consisted primarily of $40.8 million for income and withholding taxes of certain of our foreign and domestic operations, $0.3 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and a discrete benefit of $4.8 million relating to equity award excess tax benefits.

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

Our effective tax rate for the quarter ended March 31, 2017 was 31.6%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the impact of ASU 2016-09, see Note 2: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q. ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur.

We have not made an indefinite reinvestment assertion related to current year foreign earnings. As a result, we expect our effective tax rate to more approximate the U.S. statutory federal rate of 35%, excluding discrete items. The increase in our effective tax rate from not making an indefinite reinvestment assertion on our foreign earnings is not anticipated to have an effect on our cash taxes until all of our U.S. federal net operating losses and credits have been utilized.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of March 31, 2017, there were no material changes outside of the ordinary course of business to the contractual obligations table, including notes thereto, contained in our 2016 Form 10-K. For information on long-term debt, see Note 7: “Long-Term Debt” with respect to operating leases and financing activities (including certain information with respect to our senior revolving credit facility) Note 10: “Commitments and Contingencies” and Note 6: “Balance Sheet Information” with respect to pension plan information in each case in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $728.9 million as of March 31, 2017. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of March 31, 2017 include approximately $181.6 million available within the United States. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 31, 2017, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were no letters of credit outstanding under our Revolving Credit Facility as of March 31, 2017. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $6.8 million as of March 31, 2017.

As part of securing financing in the ordinary course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $129.2 million as of March 31, 2017. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $151.0 million as of March 31, 2017. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $151.9 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2016 Form 10-K for information on certain environmental matters.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on recent acquisitions.

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

Our ability to service our long-term debt, including our 1.00% Notes, 1.625% Notes and Term Loan “B” Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the quarter ended March 31, 2017, we paid $52.7 million for capital expenditures, while during the quarter ended April 1, 2016, we paid $72.9 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2017 is approximately $104.9 million. Our current minimum contractual capital expenditure commitment for 2017 and thereafter is approximately $45.5 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, including a $2.2 billion Term Loan “B” Facility, with the proceeds deposited into escrow accounts and used to finance the transaction, which occurred on September 19, 2016. On September 30, 2016, we amended the financing arrangements and increased the Term Loan “B” Facility by $200 million. On March 31, 2017, we amended the financing arrangements and reduced the interest rates payable under the Term Loan “B” Facility and the revolving credit facility. The associated interest expense related to our Term Loan “B” Facility has had, and will continue to have, a material impact to our results of operations throughout the term of the Amended Credit Agreement. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $208.5 million and $114.9 million for the quarters ended March 31, 2017 and April 1, 2016, respectively. The increase of $93.6 million was primarily attributable to the change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash, cash equivalents and short-term investments, was $668.2 million at March 31, 2017 and has fluctuated between $668.2 million and $33.9 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $1,397.1 million at March 31, 2017 and has fluctuated between $1,397.1 million and $611.8 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended March 31, 2017, our working capital was most significantly impacted by our capital expenditures and our repayment of long-term debt, including capital leases. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken measures to repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Set forth below is a summary of certain key financing events affecting our capital structure. For further information with respect to our debt instruments, see Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

On March 31, 2017, we and the Guarantors entered into the Second Amendment to the Credit Agreement, dated as of April 15, 2016, as amended by the First Amendment (the “First Amendment”) thereto, dated as of September 30, 2016. The Second Amendment provides for, among other things, modifications to the Credit Agreement to allow the Notes to rank pari passu with borrowings under the Credit Agreement and to reduce the interest rates payable under the term loan “B” facility (the “Term Loan “B” Facility”) and the revolving credit facility (the “Revolving Credit Facility”) .

On March 31, 2017, we completed the private unregistered offering of $575 million aggregate principal amount of the 1.625% Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional 1.625% Notes. The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility.

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

Debt Guarantees and Related Covenants

As of March 31, 2017, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and various other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of the Company’s existing and future senior debt and are subordinated to all of the Company’s existing and future secured debt. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition on distributor sales (see Note 1: “Background and Basis of Presentation” under the heading “Revenue Recognition Policy” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q), there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2016 Form 10-K under the heading “Critical Accounting Policies and Estimates”.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

As of March 31, 2017, our gross long-term debt (including current maturities) totaled $3,538.4 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,810.3 million as of March 31, 2017. We do have interest rate exposure with respect to the $1,728.1 million balance of our variable interest rate debt outstanding as of March 31, 2017. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next twelve months by approximately $8.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

Except as described above, our exposure to market risk from December 31, 2016 to March 31, 2017 has not changed materially from the information provided in our 2016 Form 10-K.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at March 31, 2017 and December 31, 2016 was $127.0 million and $95.9 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $22.9 million as of March 31, 2017, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017.

During the quarter ended March 31, 2017, we enhanced our controls over revenue to estimate the effects of returns and allowances provided to distributors for recording revenue at the time of sale to the distributor originating through the ON Semiconductor processes and aligned our revenue recognition processes between the acquired Fairchild operations and ON Semiconductor.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Fairchild’s operations into our systems and internal control environment, and expect to complete the integration by the fourth quarter of 2017.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business—Government Regulation” of our 2016 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. Except for the trends, risks and uncertainties described below related to the 1.625% Notes and the Second Amendment, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our 2016 Form 10-K. The risk factors set forth below amend and restate in their entirety the risk factors disclosed under the heading “Trends, Risks and Uncertainties Relating to Our Indebtedness” in Part I, Item 1A of our 2016 Form 10-K.

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance; economic conditions and markets (including current financial conditions); effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; legislative, regulatory and economic developments; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs; risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses); risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements, including laws, rules and regulations related to taxes; risks involving environmental or other governmental regulation; and risks associated with our recent acquisition of Fairchild, including: (1) IP litigation matters relating to Fairchild and litigation challenging the transaction; (2) our ability to retain key personnel; (3) competitive responses to the transaction; (4) unexpected costs, charges or expenses resulting from the transaction; (5) adverse reactions or changes to business relationships resulting from the transaction; (6) our ability to realize the benefits of the acquisition of Fairchild; (7) delays, challenges and expenses associated with integrating the businesses; and (8) our ability to comply with the terms of the indebtedness incurred in connection with the transaction. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2016 Form 10-K, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, our 2016 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could materially adversely affect our financial condition and results of operations.

As of March 31, 2017, we had $3,538.4 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

In connection with our acquisition of Fairchild, we entered into the Credit Agreement providing for the $600 million Revolving Credit Facility, which provides liquidity to us, and the $2.4 billion Term Loan “B” Facility, which was used to fund the acquisition of Fairchild. The obligations under the Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company and most of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan “B” Facility rather than using funds for other business purposes. Our acquisition-related financing could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the Credit Agreement, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the Credit Agreement, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to:

•	incur additional debt, including guarantees; incur liens;
•	make certain investments;
•	settle a conditional conversion of our 1.625% Notes in whole or in part with cash;
•	sell or otherwise dispose of assets;
•	make some acquisitions;
•	engage in mergers or consolidations or certain other “change in control” transactions;
•	make distributions to our stockholders;
•	engage in restructuring activities;
•	engage in certain sale and leaseback transactions; and
•	issue or repurchase stock or other securities.

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

Our ability to generate sufficient cash flow from operating activities to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operating activities and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations as they come due, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including the Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results and operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock, which would have a dilutive effect to the current stockholders.

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

Borrowings under certain of our facilities from time to time, including under the Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. During the first quarter of 2017, we entered into interest rate swaps that involved the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a portion of our Term Loan “B” Facility. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

Servicing the 1.00% Notes and 1.625% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes and 1.625% Notes in a timely manner.

In June 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes and in March 2017, we issued $575.0 million aggregate principal amount of our 1.625% Notes. Holders of the 1.00% Notes and the 1.625% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the respective indentures governing such notes) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes and/or the 1.625% Notes to be repurchased, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of such 1.00% Notes and/or 1.625% Notes being converted. Moreover, we will be required to repay the 1.00% Notes and the 1.625% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes and the 1.625% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes and the 1.625% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes and/or the 1.625% Notes, repurchase the 1.00% Notes and/or the 1.625% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes and/or the 1.625% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes and/or the 1.625% Notes following a fundamental change, we would be in default under the terms of such notes, which could cross default other debt and materially, adversely harm our business.

The terms of the Credit Agreement limit the amount of future indebtedness we may incur, but the terms of the 1.00% Notes and the 1.625% Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion feature of the 1.00% Notes or the 1.625% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle the conversion of the 1.00% Notes or the 1.625% Notes in common stock, any such settlement could materially dilute the ownership interests of existing stockholders.

If specified conditions are met, holders of the 1.00% Notes may convert their notes prior to the close of business on the business day immediately preceding September 1, 2020 and holders of the 1.625% Notes may convert their notes prior to the close of business on the business day immediately preceding July 15, 2023. Unless we elect to satisfy our conversion obligations by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), in the event the conditional conversion feature under either the 1.00% Notes or the 1.625% Notes is triggered, holders electing to convert their notes could require us to settle a portion or all of our conversion obligations through the payment of cash, which could materially adversely affect our liquidity. Alternatively, if the conditional conversion feature under either the 1.00% Notes or the 1.625% Notes is triggered and holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any material decrease in our liquidity or reduction in our net working capital could have a material adverse effect on our financial condition and results of operations. In addition, we may elect to settle a conversion of the 1.00% Notes or the 1.625% Notes solely in common stock or, with respect to the 1.625% Notes, we may be required to settle a conversion of the 1.625% Notes solely in common stock to avoid an event of default under our Credit Agreement, and any such issuance of common stock could materially dilute the ownership interests of existing stockholders, including stockholders who previously converted such notes to shares of our common stock.

The fundamental change repurchase feature of our 1.00% Notes and 1.625% Notes may delay or prevent an otherwise beneficial attempt to take over our Company.

The terms of our 1.00% Notes and 1.625% Notes require us to repurchase such notes in the event of a fundamental change (as defined under the respective indentures governing such notes). In certain circumstances, a takeover of our Company could trigger an option of the holders of the 1.00% Notes and the 1.625% Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to investors in the 1.00% Notes and the 1.625% Notes and in our common stock, which could materially decrease the value of such notes and of our common stock.

Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.

Concurrently with the issuance of the 1.00% Notes and the 1.625% Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the respective series of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes of such series, as the case may be. We also entered into warrant transactions with the option counterparties. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds $25.96, with respect to the 1.00% Notes, and $30.70, with respect to the 1.625% Notes.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the 1.00% Notes and the 1.625% Notes, respectively. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 1.00% Notes and the 1.625% Notes, respectively (and are likely to do so during any observation period related to a conversion of 1.00% Notes or 1.625% Notes following any repurchase of the 1.00% Notes or 1.625% Notes by us on any fundamental change repurchase date or otherwise). The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.

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

To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 1.00% Notes or the 1.625% Notes and/or cash payments we are required to make in excess of the principal amount of converted 1.00% Notes or 1.625% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended March 31, 2017. See also Note 8: “Earnings Per Share and Equity” in the notes to our unaudited consolidated financial statements under the heading “Equity Share Repurchase Program” included elsewhere in this Form 10-Q for additional information with respect to the Company’s share repurchase program.

	(a)	(b)	(c)	(d)

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($) (2)

January 1, 2017 - January 27, 2017	—	$—	—	628,194,507

January 28, 2017 - February 24, 2017	—	—	—	628,194,507

February 25, 2017 - March 31, 2017 (3)	1,628,664	15.35	1,628,664	603,194,515

Total	1,628,664	$15.35	1,628,664

(1)        These time periods represent our fiscal month start and end dates for the first quarter of 2017.

(2)        On December 1, 2014, we announced a capital allocation policy and a new share repurchase program pursuant to the capital allocation policy (the “2014 Share Repurchase Program”) for up to $1.0 billion, exclusive of any fees, commissions or other expenses, of our common stock over a four year period effective December 1, 2014, subject to certain contingencies.

(3)        Represents 1.6 million shares, totaling $25.0 million, that were repurchased in connection with the 1.625% Notes. See Note 7: “Long-Term Debt” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for information with respect to our long-term debt.

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

As of March 31, 2017, approximately $603.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on the 2014 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
4.1

Indenture, dated as of March 31, 2017, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

4.2	Form of Global 1.625% Senior Convertible Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

10.1

Amendment No. 2, dated as of March 31, 2017, to Credit Agreement, dated as of April 15, 2016, by and among the Company, the guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent, and the several lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: May 8, 2017	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and officer duly authorized to sign this report)

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
4.1

Indenture, dated as of March 31, 2017, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

4.2	Form of Global 1.625% Senior Convertible Note due 2023 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

10.1

Amendment No. 2, dated as of March 31, 2017, to Credit Agreement, dated as of April 15, 2016, by and among the Company, the guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent, and the several lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Furnished herewith.