Form 10-Q
period 2017-06-30
ON SEMICONDUCTOR CORP
filed 2017-08-07
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on August 2, 2017:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	421,563,932

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term

1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPM	Integrated power module
IPRD	In-Process Research and Development
LED	Light-emitting diode
LIBO Rate	London Interbank Offered Rate
LSI	Large scale integration
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal Oxide Semiconductor
Truesense	Truesense Imaging, Inc.
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$871.6	$1,028.1
Receivables, net	696.4	629.8
Inventories	1,002.0	1,030.2
Other current assets	194.3	181.0

Total current assets	2,764.3	2,869.1
Property, plant and equipment, net	2,215.0	2,159.1
Goodwill	924.7	924.7
Intangible assets, net	708.6	762.1
Deferred tax assets	148.4	138.9
Other assets	73.3	70.5

Total assets	$6,834.3	$6,924.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$546.3	$434.0
Accrued expenses	548.7	405.0
Deferred income on sales to distributors	—	109.8
Current portion of long-term debt	268.2	553.8

Total current liabilities	1,363.2	1,502.6
Long-term debt	2,872.3	3,068.5
Deferred tax liabilities	271.3	288.9
Other long-term liabilities	208.2	186.5

Total liabilities	4,715.0	5,046.5

Commitments and contingencies (Note 10)
2.625% Notes, Series B -Redeemable conversion feature	—	32.9
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 and 750,000,000 shares authorized, 547,421,654 and 542,317,788 issued, 421,525,799 and 418,941,713 outstanding, respectively)	5.5	5.4
Additional paid-in capital	3,538.5	3,473.3
Accumulated other comprehensive loss	(43.8)	(50.2)
Accumulated deficit	(287.1)	(527.3)
Less: Treasury stock, at cost: 125,895,855 and 123,376,075 shares, respectively	(1,116.6)	(1,078.0)

Total ON Semiconductor Corporation stockholders’ equity	2,096.5	1,823.2
Non-controlling interest in consolidated subsidiary	22.8	21.8

Total stockholders’ equity	2,119.3	1,845.0

Total liabilities and stockholders’ equity	$6,834.3	$6,924.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Revenues	$1,338.0	$877.8	$2,774.7	$1,695.0
Cost of revenues (exclusive of amortization shown below)	845.9	569.9	1,779.3	1,111.6

Gross profit	492.1	307.9	995.4	583.4
Operating expenses:
Research and development	145.5	103.0	285.5	201.0
Selling and marketing	79.5	52.7	157.0	101.9
General and administrative	76.6	46.0	145.0	90.5
Amortization of acquisition-related intangible assets	28.6	23.5	57.7	47.2
Restructuring, asset impairments and other, net	5.9	5.2	6.4	6.9
Intangible asset impairment	1.8	2.2	6.2	2.2

Total operating expenses	337.9	232.6	657.8	449.7

Operating income	154.2	75.3	337.6	133.7

Other (expense) income, net:
Interest expense	(34.7)	(42.1)	(73.1)	(57.7)
Interest income	0.5	2.1	1.1	2.4
Licensing income	23.9	—	23.9	—
Loss on debt refinancing and prepayment	—	—	(26.2)	—
Other	(0.7)	(1.9)	(5.1)	(3.3)

Other expense, net	(11.0)	(41.9)	(79.4)	(58.6)

Income before income taxes	143.2	33.4	258.2	75.1
Income tax provision	(48.8)	(7.6)	(85.1)	(12.9)

Net income	94.4	25.8	173.1	62.2
Less: Net income attributable to non-controlling interest	(0.5)	(0.7)	(1.0)	(1.1)

Net income attributable to ON Semiconductor Corporation	$93.9	$25.1	$172.1	$61.1

Comprehensive income, net of tax:
Net income	$94.4	$25.8	$173.1	$62.2

Foreign currency translation adjustments	0.8	1.9	7.1	2.8
Effects of cash flow hedges	(1.5)	—	(0.7)	0.1

Other comprehensive (loss) income, net of tax	(0.7)	1.9	6.4	2.9

Comprehensive income	93.7	27.7	179.5	65.1
Comprehensive income attributable to non-controlling interest	(0.5)	(0.7)	(1.0)	(1.1)

Comprehensive income attributable to ON Semiconductor Corporation	$93.2	$27.0	$178.5	$64.0

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.22	$0.06	$0.41	$0.15

Diluted	$0.22	$0.06	$0.40	$0.15

Weighted-average common shares outstanding:
Basic	420.8	414.9	420.4	413.7

Diluted	425.9	417.6	426.0	416.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	June 30, 2017	July 1, 2016
Cash flows from operating activities:
Net income	$173.1	$62.2
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	230.8	160.3
Loss on sale or disposal of fixed assets	1.8	0.2
Amortization of debt discount and issuance costs	8.4	4.0
Loss on debt refinancing and prepayment	26.2	—
Payments for term debt modification	(2.4)	—
Write-down of excess inventories	35.6	35.7
Non-cash share-based compensation expense	35.9	27.7
Non-cash interest on convertible notes	13.3	13.0
Non-cash intangible asset impairment charges	6.2	2.2
Change in deferred taxes	57.2	3.2
Other	2.0	(3.4)
Changes in assets and liabilities:
Receivables	(63.5)	(50.2)
Inventories	(7.1)	(34.7)
Other assets	(41.3)	(10.9)
Accounts payable	35.7	5.2
Accrued expenses	139.8	(4.0)
Deferred income on sales to distributors	(109.8)	6.7
Other long-term liabilities	(0.2)	1.9

Net cash provided by operating activities	541.7	219.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(121.7)	(124.9)
Proceeds from sales of property, plant and equipment	1.8	0.4
Deposits utilized for purchases of property, plant and equipment	1.1	2.2
Purchase of business, net of cash acquired	(0.8)	—
Cash placed in escrow	—	(67.7)
Purchases of held-to-maturity securities	(1.6)	—
Other	0.3	1.0

Net cash used in investing activities	(120.9)	(189.0)

Cash flows from financing activities:
Proceeds from issuance of common stock under the employee stock purchase plan	11.3	7.0
Proceeds from exercise of stock options	9.2	2.2
Payments of tax withholding for restricted shares	(13.6)	(8.2)
Repurchase of common stock	(25.0)	—
Proceeds from debt issuance	695.9	9.5
Payments of debt issuance and other financing costs	—	(3.1)
Repayment of long-term debt	(1,191.3)	(64.0)
Purchase of convertible note hedges	(144.7)	—
Proceeds from issuance of warrants	85.2	—
Payment of capital lease obligations	(6.5)	(9.4)

Net cash used in financing activities	(579.5)	(66.0)

Effect of exchange rate changes on cash and cash equivalents	2.2	6.4

Net decrease in cash and cash equivalents	(156.5)	(29.5)
Cash and cash equivalents, beginning of period	1,028.1	617.6

Cash and cash equivalents, end of period	$871.6	$588.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2017 ending on June 30, 2017, and each fiscal year ending on December 31. The quarter ended June 30, 2017 and July 1, 2016 each contained 91 days, respectively. The six months ended June 30, 2017 and July 1, 2016 contained 181 and 183 days, respectively. As of June 30, 2017, the Company was organized into the following three operating and reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Additional details on the Company’s reportable segments are included in Note 16: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter and six months ended June 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017 (“2016 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

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

Prior to the first quarter of 2017, for products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights”), the Company recognized the related revenue and cost of revenues when it was informed by the distributor that it had resold the products to the end-user. This was due to the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through the ON Semiconductor systems and processes. Legacy systems and processes of Fairchild Semiconductor International, Inc. (“Fairchild”) enable the Company to estimate up front the effects of returns and allowances provided to these distributors and thereby record the net revenue at the time of sale related to a legacy Fairchild system and process.

When the company adopts ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (see Note 2: “Recent Accounting Pronouncements”), one of the more significant impacts will be that it will not be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to certain distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company had developed its internal systems, processes and controls for making the required estimates on the sales to these distributors. As a result of these process changes, during the first quarter of 2017, the Company was able to reliably estimate upfront the effects of returns and allowances and record revenue at the time of sales to these distributors. As a result of this change, the Company recognized $155.1 million in revenue during the first quarter of 2017. The impact of this change resulted in an increase of $59.0 million to income before income taxes, or $0.09 per basic and diluted share, for the first quarter of 2017. Additionally, the Company recorded accruals for the estimated returns from the distributors, which decreased revenue by $8.1 million and income before income taxes by $5.3 million.

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

Note 2:    Recent Accounting Pronouncements

ASUs Adopted:

ASU No 2017-04 - “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-09, which the Company adopted as of the first quarter of 2017, requires that excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Previously, the Company followed the guidance that the tax benefit and credit to APIC for a windfall tax benefit should not be recorded until the deduction reduces income taxes payable. The Company has been historically in a net taxable loss. Therefore, the windfall tax benefit has not reduced income taxes payable. The new guidance requires all excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. The financial statement impact of this change resulted in $68.1 million being recorded as a credit to retained earnings as of January 1, 2017. On a prospective basis, the impact of windfalls and shortfalls will be recorded to income tax expense on a discrete basis.

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

ASUs Pending Adoption:

ASU No. 2017-09 - “Scope of Modification Accounting” (“ASU 2017-09”)

In May 2017, the FASB issued ASU No. 2017-09 to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation.” The amendments clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-09 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ASU No 2017-08 - “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities” (“ASU 2017-08”)

In March 2017, the FASB issued ASU 2017-08, which shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendment is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-08 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No 2017-07 - “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits, and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The Company is currently evaluating the impact that the adoption of ASU 2017-07 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ASU No. 2016-18 - “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-18 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-16 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-15 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-02 - “Leases (Topic 842)” (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and has not elected early adoption as of the quarter ended June 30, 2017.

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

The Company has not early adopted and is still evaluating the impact of the standard primarily as it relates to the timing of revenue recognition from the sale of ASICs and custom products. This includes an evaluation of the terms of customer contracts and arrangements that could potentially change the point in time revenue recognition to over time, which could have a material impact to the financial statements. The Company will adopt the standard on a modified retrospective basis on January 1, 2018. See Note 1: “Background and Basis of Presentation” for the impact of the change in revenue recognition on distributor sales.

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

Licensing Income

On December 19, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HSET Electronic Tech (Hong Kong) Limited (“HSET”) to sell inventory and license patents related to its Mobile CIS business for $75 million. Pursuant to the Asset Purchase Agreement, the proceeds were scheduled to be received in multiple installments in 2017. The Company and HSET along with Huaian Imaging Device Manufacturer Corporation (“HIDM”) entered into the First Amendment (the “First Amendment”) to the Asset Purchase Agreement on April 7, 2017. Pursuant to the First Amendment, payments for inventory will be received upon shipment of products and payments for other intangible assets, including the licenses, will be received in multiple installments on dates later than those established under the Asset Purchase Agreement. Due to the extension of payment terms under the First Amendment and the fact that the right to use the license by the customer is contingent on the receipt of certain payments, the transaction was not considered a divestiture of a group and has been treated as individual transactions, which are recorded when the associated deliverables are transferred to the buyer. The arrangement included the sale of $22.5 million of inventory which has been recorded as revenue during the six months ended June 30, 2017.

During the quarter ended June 30, 2017, the Company received $22.5 million relating to the second payment under the First Amendment and provided perpetual, non-exclusive licenses to certain technologies to HIDM. This payment, along with withholding taxes borne by the buyer on the Company’s behalf, has been recognized as licensing income in the Consolidated Statements of Operations and Comprehensive Income. The remaining value of the licensed technologies in intangible assets was nominal and has been fully amortized through operating expenses as there are no additional expected future cash flows associated with these technologies.

The remaining payments of $30.0 million are expected to be received during the third quarter of 2017, of which $20.0 million is expected to be immediately recognized as licensing income in the Consolidated Statements of Operations and Comprehensive Income and $10.0 million will be recorded as deferred licensing income until certain production qualification requirements of the technologies are achieved. The $10.0 million is contingent upon and will be recognized as licensing income in the period in which such qualification is achieved. If the required qualification does not occur by June 21, 2018, the $10.0 million is required to be refunded to the buyer. Included in intangible assets, net as of June 30, 2017 is $8.1 million of net book value for these technologies, which is expected to be expensed to operating expenses upon receipt of the remaining $30.0 million of payments as there will be no subsequent future cash flows associated with these technologies.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by reportable segment as of June 30, 2017 and December 31, 2016 (in millions):

	Balance as of June 30, 2017			Balance as of December 31, 2016
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:
Power Solutions Group	$438.7	$(28.6)	$410.1	$438.7	$(28.6)	$410.1
Analog Solutions Group	836.7	(418.9)	417.8	836.7	(418.9)	417.8
Image Sensor Group	96.8	—	96.8	96.8	—	96.8

	$1,372.2	$(447.5)	$924.7	$1,372.2	$(447.5)	$924.7

There has been no change in the balance of Goodwill from December 31, 2016 to June 30, 2017.

Goodwill is tested for impairment annually on the first day of the fourth quarter unless a triggering event would require an interim analysis. Management did not identify any triggering events through June 30, 2017 that would require an interim impairment analysis.

Intangible Assets

Intangible assets, net, were as follows as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.5)	$(0.4)	$2.0

Customer relationships	555.9	(308.4)	(20.1)	227.4

Patents	43.7	(26.1)	(13.7)	3.9

Developed technology	600.7	(236.2)	(2.6)	361.9

Trademarks	17.2	(12.0)	(1.1)	4.1

Backlog	3.3	(3.3)	—	—

Favorable Leases	1.5	(1.1)	—	0.4

IPRD	121.1	—	(12.2)	108.9

Total intangibles	$1,357.3	$(598.6)	$(50.1)	$708.6

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

During the quarter and six months ended June 30, 2017, the Company completed certain of its IPRD projects, resulting in the reclassification of $17.8 million and $32.9 million from IPRD to developed technology, respectively. During the quarter and six months ended June 30, 2017, the Company abandoned certain of its previously capitalized IPRD projects and recorded impairment charges of $1.8 million and $6.2 million, respectively.

Amortization expense for acquisition-related intangible assets amounted to $28.6 million and $57.7 million for the quarter and six months ended June 30, 2017, respectively, and $23.5 million and $47.2 million for the quarter and six months ended July 1, 2016, respectively. Amortization expense for intangible assets, with the exception of the $108.9 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for remainder of 2017, each of the next four years, and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2017	$57.3
2018	99.8
2019	91.6
2020	75.6
2021	63.9
Thereafter	211.5

Total estimated amortization expense	$599.7

Note 5: Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and six months ended June 30, 2017 is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Restructuring	Asset Impairments	Other (1)	Total
Quarter ended June 30, 2017
Post-Fairchild acquisition restructuring costs	$3.0	$—	$—	$3.0
Japan Voluntary Workforce Reduction	1.0	—	—	1.0
Other (1)	—	—	1.9	1.9

Total	$4.0	$—	$1.9	$5.9

	Restructuring	Asset Impairments	Other (1)	Total
Six months ended June 30, 2017
Post-Fairchild acquisition restructuring costs	$4.6	$—	$—	$4.6
Manufacturing relocation	(2.1)	—	—	(2.1)
Japan Voluntary Workforce Reduction	1.0			1.0
Other (1)	0.1	—	2.8	2.9

Total	$3.6	$—	$2.8	$6.4

(1)	Includes amounts related to write-down of certain held for sale assets, other restructuring activities and immaterial adjustments which are not considered to be significant.

Changes in accrued restructuring charges from December 31, 2016 to June 30, 2017 are summarized as follows (in millions):

	Balance as of December 31, 2016	Charges	Usage	Balance as of June 30, 2017

Estimated employee separation charges	$8.1	$3.4	$(6.7)	$4.8

Estimated costs to exit	—	0.2	(0.1)	0.1

Total	$8.1	$3.6	$(6.8)	$4.9

Activity related to the Company’s restructuring programs that were either initiated during 2017 or had not been completed as of June 30, 2017, is as follows:

Post Fairchild Acquisition Restructuring Costs

On September 19, 2016, following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, the first step of which was to eliminate approximately 130 positions from its workforce as a result of redundancies and position eliminations. During the quarters ended December 31, 2016, March 31, 2017 and June 30, 2017, an additional 95, 25 and 31 positions, respectively, were eliminated pursuant to the plan. The expense was $3.0 million and $4.6 million for the quarter and six months ended June 30, 2017, respectively. During the quarter and six months ended June 30, 2017, $1.8 million and $6.4 million was paid for all programs, respectively. Accrued severance for this program was $3.7 million as of June 30, 2017 and is expected to be paid by the third quarter of 2017. The total expense for the program to date is $30.3 million. The Company will continue to evaluate the remaining positions for redundancies and may incur additional charges in the future.

Japan Voluntary Workforce Reduction

During the quarter ended June 30, 2017, the Company announced a voluntary resignation program for the former System Solutions Group. A total of 19 employees had signed employee separation agreements as of June 30, 2017. The related expense for the quarter and six months ended June 30, 2017 was $1.0 million and $1.0 million, respectively. Up to 50 employees may volunteer to resign by the end of the year with an expected expense between $3.0 million and $4.0 million. No employees have exited as of June 30, 2017, but such employees who elect to resign pursuant to the program are expected to exit by the end of the fiscal year.

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

Note 6:    Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of June 30, 2017 and December 31, 2016 consist of the following (in millions):

	June 30, 2017	December 31, 2016
Receivables, net:
Accounts receivable	$699.0	$632.0
Less: Allowance for doubtful accounts	(2.6)	(2.2)

	$696.4	$629.8

Inventories:
Raw materials	$120.8	$121.4
Work in process	593.8	606.9
Finished goods	287.4	301.9

	$1,002.0	$1,030.2

Property, plant and equipment, net:
Land	$148.6	$146.3
Buildings	719.3	713.7
Machinery and equipment	3,328.0	3,131.1

Total property, plant and equipment	4,195.9	3,991.1
Less: Accumulated depreciation	(1,980.9)	(1,832.0)

	$2,215.0	$2,159.1

Accrued expenses:
Accrued payroll	$189.8	$155.3
Sales related reserves	224.7	124.8
Income taxes payable	34.2	30.0
Other	100.0	94.9

	$548.7	$405.0

As described in Note 1: “Background and Basis of Presentation,” during the quarter ended March 31, 2017, the Company recognized accruals for returns and allowances at the time of recognizing revenue upon shipment to the distributors, which is included in Sales related reserves within accrued expenses.

Assets classified as held for sale, consisting of properties, machinery and equipment are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets, as of June 30, 2017 and December 31, 2016, was $23.7 million and $34.1 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. The Company expects to dispose of the remaining assets within twelve months of original reclassification.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Warranty Reserves

Activity related to the Company’s warranty reserves for the six months ended June 30, 2017 and July 1, 2016 is as follows (in millions):

	Six Months Ended
	June 30, 2017	July 1, 2016
Beginning Balance	$8.8	$5.3
Provision	2.2	1.9
Usage	(3.6)	(1.7)

Ending Balance	$7.4	$5.5

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 30, 2017, the total accrued pension liability for underfunded plans was $108.5 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2016, the total accrued pension liability for underfunded plans was $102.1 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and six months ended June 30, 2017 and July 1, 2016 are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Service cost	$2.3	$2.3	$4.6	$4.5
Interest cost	1.1	1.1	2.1	2.2
Expected return on plan assets	(1.3)	(1.0)	(2.6)	(2.0)

Total net periodic pension cost	$2.1	$2.4	$4.1	$4.7

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, in millions):

	June 30, 2017	December 31, 2016
Revolving Credit Facility due 2021	$—	$—
Term Loan “B” Facility due 2023, interest payable monthly at 3.48% and 4.02%, respectively	1,804.5	2,394.0
1.00% Notes due 2020 (1)	690.0	690.0
2.625% Notes, Series B (2)	—	356.4

1.625% Notes due 2023 (3)	575.0	—

Note payable to SMBC due 2016 through 2018, interest payable quarterly at 3.05% and 2.75%, respectively (4)	141.6	160.4

U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.12%, respectively (5)	36.6	38.9

Philippine term loans due 2016 through 2020, interest payable quarterly at 3.51% and 3.20%, respectively (8)	38.2	44.1

Loan with Singapore bank, interest payable weekly at 2.46% and 2.01%, respectively (7) (11)	25.0	25.0

Loan with Hong Kong bank, interest payable weekly at 2.47% and 2.01%, respectively (7) (11)	25.0	25.0

Malaysia revolving line of credit, interest payable quarterly at 2.75% and 2.45%, respectively (8) (11)	25.0	25.0

Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.61% and 2.43%, respectively (8) (11)	25.0	17.0

Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 3.89% and 3.58%, respectively (6)	11.8	14.1

Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (8)	3.1	3.4

Canada equipment financing payable monthly through 2017 at 3.81% (6)	—	0.5

Capital lease obligations	6.5	13.0

Gross long-term debt, including current maturities	3,407.3	3,806.8

Less: Debt discount (9)	(204.2)	(111.4)

Less: Debt issuance costs (10)	(62.6)	(73.1)

Net long-term debt, including current maturities	3,140.5	3,622.3

Less: Current maturities	(268.2)	(553.8)

Net long-term debt	2,872.3	3,068.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)	The 2.625% Notes, Series B were redeemed in full in January 2017. See below under the heading “2.625% Notes, Series B” for additional information.
(3)	Interest is payable on April 15 and October 15 of each year, beginning October 15, 2017, at 1.625% annually.
(4)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(5)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(6)	Debt collateralized by equipment.
(7)	Debt arrangement collateralized by certain accounts receivable.
(8)	Non-collateralized debt arrangement.
(9)

Debt discount of $71.9 million and $81.5 million for the 1.00% Notes as of June 30, 2017 and December 31, 2016, respectively, $112.0 million and zero for the 1.625% Notes as of June 30, 2017 and December 31, 2016, respectively, and $20.3 million and $29.9 million for the Term Loan “B” Facility as of June 30, 2017 and December 31, 2016, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(10)

Debt issuance costs of $10.0 million and $11.3 million for the 1.00% Notes as of June 30, 2017 and December 31, 2016, respectively, $10.7 million and zero for the 1.625% Notes as of June 30, 2017 and December 31, 2016, respectively, and $41.9 million and $61.8 million for the Term Loan “B” Facility as of June 30, 2017 and December 31, 2016, respectively.

(11)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s long-term debt (including current maturities) as of June 30, 2017 are as follows

(in millions):

Period	Expected Maturities
Remainder of 2017	$132.3
2018	148.2
2019	47.6
2020	699.7
2021	—
Thereafter	2,379.5

Total	$3,407.3

2.625% Notes, Series B

On November 17, 2016, the Company announced that it would be exercising its option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B on December 20, 2016 pursuant to the terms of the indenture governing the 2.625% Notes, Series B. The holders of the 2.625% Notes, Series B had the right to convert their 2.625% Notes, Series B into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016, which was equivalent to an initial conversion price of approximately $10.50 per share of common stock.The Company, at its election, could settle its conversion obligation with respect to the 2.625% Notes, Series B, with shares of common stock, cash or a combination thereof. The Company satisfied its obligation with respect to the 2.625% Notes, Series B tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445.0 million for the redemption and conversion of the 2.625% Notes, Series B. The equity component of the 2.625% Notes, Series B, amounting to $32.9 million, representing the amounts previously recorded to additional paid-in capital, was reclassified to mezzanine equity as of December 31, 2016. There was no loss on extinguishment of debt, and upon settlement, the balance in the mezzanine equity was reduced to zero and the remaining $55.7 million was recorded as a reduction to additional paid-in capital.

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

The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility. The 1.625% Notes bear interest at the rate of 1.625% per year from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. The 1.625% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Credit Agreement (as defined below).

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

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.625% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $115.7 million in stockholders’ equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 5.38% over the contractual terms of the notes. The unamortized debt discount as of June 30, 2017 was $112.0 million.

Included as a reduction of gross long-term debt as of June 30, 2017, were $10.7 million of unamortized debt issuance costs associated with the 1.625% Notes, which are being amortized using the effective interest method.

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

The Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio in relation to the Revolving Credit Facility. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants under the Credit Agreement as of June 30, 2017.

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

On March 31, 2017, the Company used the proceeds from the issuance of the 1.625% Notes, amounting to $562.1 million, and cash on hand of $12.9 million to prepay $575.0 million of the outstanding balance of the Term Loan “B” Facility and recorded a loss on debt prepayment amounting to $20.6 million representing the proportionate write-off of unamortized debt issuance costs.

During the quarter ended June 30, 2017, the Company repaid its $120.0 million borrowings under the Revolving Credit Facility.

Note 8:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Net income attributable to ON Semiconductor Corporation	$93.9	$25.1	$172.1	$61.1

Basic weighted-average common shares outstanding	420.8	414.9	420.4	413.7
Dilutive effect of share-based awards	5.1	2.7	5.6	2.8

Diluted weighted-average common shares outstanding	425.9	417.6	426.0	416.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.22	$0.06	$0.41	$0.15

Diluted	$0.22	$0.06	$0.40	$0.15

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Basic net income per common share attributable to ON Semiconductor Corporation is computed by dividing Net income attributable to ON Semiconductor Corporation by the Basic weighted-average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was zero and 1.7 million for the quarters ended June 30, 2017 and July 1, 2016, respectively, and 0.5 million and 3.3 million for the six months ended June 30, 2017 and July 1, 2016, respectively.

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

Equity

Share Repurchase Program

There were no repurchases of the Company’s common stock under the share repurchase program during the quarter and six months ended July 1, 2016 as the Company focused on building up cash reserves ahead of the Fairchild Transaction. There were also no repurchases of the Company’s common stock under this program during the quarter ended June 30, 2017 as the Company focused on building up cash reserves ahead of paying down its long-term debt.

Information relating to the Company’s share repurchase program during the quarter and six months ended June 30, 2017 is as follows (in millions, except per share data):

	Quarter Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Number of repurchased shares (1)(2)	—	1.6
Aggregate purchase price	$—	$25.0
Weighted-average purchase price per share (3)	$—	$15.35
Available for future purchases at June 30, 2017	$603.2	$603.2

(1)	None of these shares had been reissued or retired as of June 30, 2017, but may be reissued or retired by the Company at a later date.
(2)	Represents 1.6 million shares, totaling $25.0 million, repurchased concurrently with the issuance of the 1.625% Notes.
(3)	Exclusive of fees, commissions and other expenses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares, with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and six months ended June 30, 2017, was $0.6 million and $13.6 million, respectively, for which the Company withheld less than 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount remitted for the quarter and six months ended July 1, 2016, was $0.2 million and $8.2 million, respectively, for which the Company withheld less than 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of June 30, 2017; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan, and the Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2016, the non-controlling interest balance was $21.8 million. This balance increased to $22.8 million as of June 30, 2017, resulting from the non-controlling interest’s $1.0 million share of the earnings for the six months ended June 30, 2017, as compared to $24.8 million as of July 1, 2016 due to the non-controlling interest’s $1.1 million share of the earnings for the six months ended July 1, 2016.

Note 9:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and six months ended June 30, 2017 and July 1, 2016 was comprised as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Cost of revenues	$1.5	$2.1	$3.0	$4.0
Research and development	3.5	2.9	6.4	5.4
Selling and marketing	3.2	2.5	6.0	4.6
General and administrative	12.6	8.6	20.5	13.7

Share-based compensation expense before income taxes	$20.8	$16.1	$35.9	$27.7
Related income tax benefits (1)	7.3	—	12.6	—

Share-based compensation expense, net of taxes	$13.5	$16.1	$23.3	$27.7

(1)	Recognition of related income tax benefits are the result of the adoption of ASU 2016-09 during the first quarter of 2017. Tax benefit calculated using the federal statutory rate of 35%. See Note 2: “Recent Accounting Pronouncements” for more information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

As of June 30, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was less than $0.1 million, which is expected to be recognized over a weighted-average period of 9 months. As of June 30, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $96.1 million, which is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2017 was $1.7 million and $7.5 million, respectively. The Company recorded cash received from the exercise of stock options of $1.7 million and $9.2 million, respectively, during the quarter and six months ended June 30, 2017.

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% during the quarters and six months ended June 30, 2017 and July 1, 2016. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% during the quarters and six months ended June 30, 2017 and July 1, 2016.

Shares Available

As of December 31, 2016, there was an aggregate of 19.8 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 4.9 million shares available for issuance under the ESPP. As of June 30, 2017, there was an aggregate of 41.5 million shares of common stock available for grant under the Amended and Restated SIP and 8.9 million shares available for issuance under the ESPP.

Stock Options

The following table presents summarized information with respect to the Company’s stock options at June 30, 2017 and changes during the six months ended June 30, 2017 (in millions, except per share and contractual term data):

	Six Months Ended June 30, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2016	3.3	$7.75
Granted	—	—
Exercised	(1.1)	8.23
Canceled	—	—

Outstanding at June 30, 2017	2.2	$7.48	1.56	$14.3

Exercisable at June 30, 2017	2.2	$7.48	1.56	$14.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Additional information with respect to stock options outstanding as of June 30, 2017, with exercise prices less than or above $14.04 per share, the closing price of the Company’s common stock at June 30, 2017, is as follows (in millions, except per share data):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Less than $14.04	2.2	$7.48	—	$—	2.2	$7.48
Above $14.04	—	$—	—	$—	—	$—

Total outstanding	2.2	$7.48	—	$—	2.2	$7.48

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units at June 30, 2017 and changes during the six months ended June 30, 2017 (in millions, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested shares underlying restricted stock units at December 31, 2016	9.7	$10.10
Granted	4.0	15.20
Released	(2.9)	9.93
Forfeited	(0.2)	11.79

Non-vested shares underlying restricted stock units at June 30, 2017	10.6	$12.04

Note 10:    Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of June 30, 2017 (in millions):

Remainder of 2017	$20.3
2018	30.3
2019	20.8
2020	15.0
2021	10.7
Thereafter	49.4

Total	$146.5

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of June 30, 2017, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.8 million of letters of credit outstanding under the Revolving Credit Facility as of June 30, 2017, which reduces the Company’s borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.3 million as of June 30, 2017.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $129.7 million as of June 30, 2017. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $141.6 million as of June 30, 2017. See Note 7: “Long-Term Debt” for additional information.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. Section 145 of the Delaware General Corporation Law (“DGCL”) authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers under certain circumstances and subject to certain limitations. The terms of Section 145 of the DGCL are sufficiently broad to permit indemnification under certain circumstances for liabilities, including reimbursement of expenses incurred, arising under the Exchange Act. As permitted by the DGCL, the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), contains provisions relating to the limitation of liability and indemnification of directors and officers. The Certificate of Incorporation eliminates the personal liability of each of the Company’s directors to the fullest extent permitted by Section 102(b)(7) of the DGCL, as it may be amended or supplemented, and provides that the Company will indemnify its directors and officers to the full extent permitted by Section 145 of the DGCL, as amended from time to time.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company has entered into indemnification agreements with each of its directors and executive officers. The form of agreement (the “Indemnification Agreement”) provides, subject to certain exceptions and conditions specified in the Indemnification Agreement, that the Company will indemnify each indemnitee to the fullest extent permitted by Delaware law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with a proceeding or claim in which such person is involved because of his or her status as one of the Company’s directors or executive officers. In addition, the Indemnification Agreement provides that the Company will, to the extent not prohibited by law and subject to certain exceptions and repayment conditions, advance specified indemnifiable expenses incurred by the indemnitee in connection with such proceeding or claim. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the Indemnification Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 25, 2016.

The Company also maintains directors’ and officers’ insurance policies that indemnify its directors and officers against various liabilities, including certain liabilities under the Exchange Act, that might be incurred by any director or officer in his or her capacity as such.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), alleging infringement of three patents. Of the three patents asserted in this lawsuit, two had been asserted against Fairchild and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, PI added a fourth patent to this case. On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more of two U.S. patents owned by System General Corporation. The lawsuit sought monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of PI products found to infringe the asserted patents. The lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild (Taiwan) Corporation and upheld the validity of both of the System General Corporation patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the PI patents as well as certain products that were similar to the products found to infringe. Willfulness and damages will be determined in the next phase of the case. Fairchild and PI appealed the liability phase of this trial to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild (Taiwan) Corporation patent, and remanded the case back to the lower court for further proceedings consistent with these rulings. The Company expects a re-trial on the remaining issues in 2018.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. A trial was held in February 2014 on two PI patents and one Fairchild patent. In March 2014, the jury found that Fairchild willfully infringed both PI patents, awarding PI $105.0 million in damages and finding that PI did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. In September 2014, the court granted Fairchild’s motion and determined that, as a matter of law, Fairchild’s actions were not willful. Fairchild continued to challenge several other aspects of the verdict during post-trial review. Specifically, Fairchild asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. In November 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. In February 2015, the court denied PI’s request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that PI could request an injunction after the second trial on damages, but PI has since indicated that it no longer intends to pursue a permanent injunction. The second damages trial was held in December 2015. In December 2015, a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case, and the court ruled against Fairchild on these motions and awarded PI approximately $7 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court for the enhanced damages and attorneys’ fees in January 2016, and Fairchild opposed that motion. On January 23, 2017 the court reinstated the jury’s willful infringement finding from March 2014, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit with respect to the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. On May 26, 2017, the district court ordered Fairchild to obtain a bond for the judgment pending appeal, and on June 22, 2017, the district court accepted Fairchild’s bond and stayed execution of judgment. Fairchild’s opening brief to the Court of Appeals was filed on July 5, 2017. All claims of the two PI patents found to be infringed by Fairchild are also under review in already-instituted inter partes administrative proceedings at the USPTO.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware. The lawsuit accuses PI’s LinkSwitch-PH LED power conversion products of violating three of Fairchild’s patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In June 2015, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the district court vacated the jury’s finding that PI infringed Fairchild’s patent. The court has yet to enter a final judgment in this case due to continued overlapping legal issues from the appellate decision in the 2008 Delaware case.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California, alleging Fairchild’s switch mode power supply products willfully infringed two PI patents related to frequency jitter and light load frequency reduction. In the complaint, PI is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. Fairchild answered and counterclaimed, alleging infringement by PI of four Fairchild patents related to aspects of PI’s power conversion products. PI has asked the USPTO to institute inter partes administrative proceedings on certain of the asserted claims of Fairchild’s patents. The lawsuit is in its earliest stages, and has been stayed pending the outcome of the Company’s administrative challenges to the two PI patents asserted against Fairchild.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (August 11, 2016, Arizona, 2:16-cv-02720-BLF): The Company and SCI LLC (collectively “ON Semi”), filed a lawsuit against PI in the U.S. District Court for the District of Arizona. In the lawsuit, ON Semi is asserting claims of patent infringement on six of its patents related to aspects of PI’s power conversion products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. The lawsuit also seeks a claim for a declaratory judgment for ON Semi of non-infringement of three of PI’s patents. All three of the PI patents at issue in the declaratory judgment claims are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. PI has not yet answered the complaint, but instead has moved to dismiss for lack of jurisdiction and venue or, alternatively, to transfer the lawsuit to the Northern District of California based on the lawsuit filed on November 1, 2016 (described below). In light of a recent decision by the U.S. Supreme Court, the Arizona court transferred this lawsuit to the Northern District of California on June 6, 2017. The parties are investigating the possibility of consolidating this lawsuit with the lawsuit filed on November 1, 2016. The lawsuit is in its earliest stages.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 3:16-cv-06371-BLF): This lawsuit was initiated by PI in 2016 in the U.S. District Court for the Northern District of California against ON Semi, alleging infringement of six PI patents. Of the six PI patents asserted in this lawsuit, two overlap with ON Semi’s declaratory judgment claims in the August 2016 lawsuit in Arizona and are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. In the complaint, PI alleges infringement and seeks a permanent injunction, unspecified damages, treble damages, and an accounting of costs and fees. The court has lifted the previous stay and is working with the parties on possible consolidation of this lawsuit with the one transferred from Arizona. The lawsuit is in its earliest stages.

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

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranty. A bench trial was held in June 2017 and the Court has not yet rendered a verdict. Although Acbel is seeking damages in an amount not less than $30 million, the Company is vigorously defending the lawsuit and believes that it has strong defenses.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, we receive letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that we make royalty payments, that we stop use of such rights, or other remedies.

Note 11:    Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 is as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

		Fair Value Measurements as of June 30, 2017
Description	Balance as of June 30, 2017	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$15.4	$15.4	$—	$—
Money market funds	0.2	0.2	—	—
Liabilities:
Contingent consideration	6.8	—	—	6.8

		Fair Value Measurements as of December 31, 2016
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$67.2	$67.2	$—	$—
Money market funds	30.3	30.3	—	—
Liabilities:
Contingent consideration	4.5	—	—	4.5

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of June 30, 2017 and December 31, 2016 are as follows (in millions):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,060.4	$1,294.0	$953.6	$1,160.9
Long-term debt	$2,037.0	$2,118.2	$2,616.3	$2,731.5

The fair value of the Company’s 1.00% Notes, 1.625% Notes and Term Loan “B” Facility were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the Company’s cost method investments had a carrying value of $12.6 million and $12.3 million, respectively.

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

As of June 30, 2017 and December 31, 2016, the Company had net outstanding foreign exchange contracts with notional amounts of $125.9 million and $95.9 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017		December 31, 2016
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(38.7)	$38.7	$(25.4)	$25.4
Japanese Yen	(21.1)	21.1	(33.7)	33.7
Philippine Peso	21.2	21.2	15.8	15.8
Other Currencies - Buy	30.6	30.6	(6.1)	6.1
Other Currencies - Sell	(14.3)	14.3	14.9	14.9

	$(22.3)	$125.9	$(34.5)	$95.9

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of June 30, 2017, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended June 30, 2017 and July 1, 2016, realized and unrealized foreign currency transactions totaled a $0.1 million gain and a $1.8 million loss, respectively. For the six months ended June 30, 2017 and July 1, 2016, realized and unrealized foreign currency transactions totaled a $2.8 million loss and a $3.3 million loss, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

For each of the quarter and six months ended June 30, 2017, the Company recorded a net loss of zero, and for each of the quarter and six months ended June 30, 2016, the Company recorded a net loss of $0.2 million, in all cases associated with cash flow hedges recognized as a component of cost of revenues.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with the Term Loan “B” Facility. The Company does not use such swap contracts for speculative or trading purposes.

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totaling $500.0 million, $750.0 million and $1.0 billion expiring on December 29, 2017, December 31, 2018 and December 31, 2019, respectively, effectively hedging some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company has performed an effectiveness assessment and concluded that there is no ineffectiveness during the quarter and six months ended June 30, 2017. As of June 30, 2017, the aggregate notional value of the interest rate swap contracts was $500.0 million.

The Company did not have any interest rate swap contracts outstanding during the quarter and six months ended July 1, 2016.

See Note 14: “Changes in Accumulated Other Comprehensive Loss” for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Company’s Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2017.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur. The Company’s effective tax rate for the quarter ended June 30, 2017 was 34.1%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the discrete impact of ASU 2016-09. See Note 2 “Recent Accounting Pronouncements.”

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $5.0 million and $4.4 million of net interest and penalties accrued at June 30, 2017 and July 1, 2016, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $8.9 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years prior to 2013 are generally not subject to examination by the Internal Revenue Services (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for years prior to 2012. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2006. The Company is currently under audit in the following significant jurisdictions: Malaysia, China and the Philippines.

Note 14:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the six months ended June 30, 2017 are as follows (net of tax benefit of $0.2, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2016	$(50.2)	$—	$(50.2)

Other comprehensive income (loss) prior to reclassifications (1) (2)	7.1	(0.5)	6.6
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)

Net current period other comprehensive loss	7.1	(0.7)	6.4

Balance as of June 30, 2017	$(43.1)	$(0.7)	$(43.8)

(1) Foreign currency translation adjustments are net of tax of zero for the six months ended June 30, 2017.

(2) Effects of cash flow hedges are net of tax of $0.4 million of tax benefit for the six months ended June 30, 2017.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarters and six months ended June 30, 2017 and July 1, 2016, respectively, were as follows (net of tax of zero, in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016	Statement of Operations and Comprehensive Income Line Item
Effects of cash flow hedges	$—	$—	$—	$0.2	Cost of revenues
Effects of cash flow hedges	—	—	0.2	—	Other income and expense

Total reclassifications	$—	$—	$0.2	$0.2

Note 15:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Six Months Ended
	June 30, 2017	July 1, 2016
Non-cash activities:
Term Loan “B” Facility proceeds deposited directly to escrow account	$—	$2,167.0
Debt issuance costs in accrued expenses	$—	$46.1
Capital expenditures in accounts payable and other liabilities	$196.4	$73.4
Cash (received) paid for:
Interest income	$(1.1)	$(2.4)
Interest expense	$49.0	$32.2
Income taxes	$35.5	$12.6

Note 16:    Segment Information

During the third quarter of 2016, the Company realigned its segments into three operating segments to optimize efficiencies resulting from the acquisition of Fairchild. These operating segments also represent its three reporting segments: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, and which did not have goodwill, are now part of the three operating segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired from Fairchild.

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

Revenues and gross profit for the Company’s reportable segments for the quarters and six months ended June 30, 2017 and July 1, 2016 are as follows (in millions):

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For the quarter ended June 30, 2017:
Revenues from external customers	$671.4	$468.5	$198.1	$1,338.0
Gross profit	$228.5	$195.8	$75.0	$499.3
For the quarter ended July 1, 2016:
Revenues from external customers	$353.7	$337.6	$186.5	$877.8
Gross profit	$116.5	$142.5	$60.5	$319.5
For the six months ended June 30, 2017:
Revenues from external customers	$1,415.2	$972.1	$387.4	$2,774.7
Gross profit	$472.6	$405.2	$142.4	$1,020.2
For the six months ended July 1, 2016:
Revenues from external customers	$680.6	$648.9	$365.5	$1,695.0
Gross profit	$219.7	$259.8	$122.7	$602.2

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
Gross profit for reportable segments	$499.3	$319.5	$1,020.2	$602.2
Less: unallocated manufacturing costs	(7.2)	(11.6)	(24.8)	(18.8)

Consolidated Gross profit	$492.1	$307.9	$995.4	$583.4

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2017	July 1, 2016	June 30, 2017	July 1, 2016
United States	$175.3	$139.6	$389.0	$280.5
Japan	104.3	81.5	211.0	165.8
Hong Kong	444.3	217.1	917.3	395.1
Singapore	333.7	256.0	677.9	502.4
United Kingdom	156.4	141.0	318.7	275.1
Other	124.0	42.6	260.8	76.1

	$1,338.0	$877.8	$2,774.7	$1,695.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	June 30, 2017	December 31, 2016
United States	$549.4	$548.1
Korea	374.4	385.9
Malaysia	233.2	224.0
Philippines	410.4	381.7
China	238.1	217.7
Other	409.5	401.7

	$2,215.0	$2,159.1

For the quarters ended June 30, 2017 and July 1, 2016, there were no individual customers, including distributors, which accounted for 10% or more of the Company’s total consolidated revenues.

Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 28, 2017, and our unaudited consolidated financial statements for the fiscal quarter ended June 30, 2017, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2016 Form 10-K.

Company Highlights for the Quarter Ended June 30, 2017

•	Total revenues of approximately $1,338.0 million
•	Gross margin of approximately 36.8%
•	Net income of $0.22 per diluted share
•	Cash and cash equivalents of approximately $871.6 million

Executive Overview

This Executive Overview presents summary information regarding the industry, markets, business and operating trends of ON Semiconductor Corporation,which was incorporated under the laws of the State of Delaware in 1999, and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor” or the “Company”). For further information regarding the events summarized herein, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in its entirety.

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 3.0% through 2020. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 93,000 products as of June 30, 2017 and we shipped approximately 36.0 billion units during the six months ended June 30, 2017, as compared to 26.7 billion units during the six months ended July 1, 2016.

Acquisition of Fairchild

On September 19, 2016, we completed our acquisition of Fairchild, pursuant to the Fairchild Agreement with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, which provided for the acquisition of Fairchild by us (the “Fairchild Transaction”). The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and Revolving Credit Facility (as such terms are defined below under “Key Financing and Capital Events — Overview”) and with cash on hand.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels, and focusing on synergies related cost reductions from each of our acquisitions. See “Restructuring, Asset Impairments and Other, Net” under the heading “Results of Operations — Quarter Ended June 30, 2017 Compared to the Quarter Ended July 1, 2016 — Other Operating Expenses” and “Results of Operations — Six Months Ended June 30, 2017 Compared to the Six Months Ended July 1, 2016 — Other Operating Expenses” below, related to our current programs.

Outlook

ON Semiconductor Third Quarter 2017 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,340 million to $1,390 million in the third quarter of 2017. Backlog levels for the third quarter of 2017 represent approximately 80% to 85% of our anticipated third quarter 2017 revenues. For the third quarter of 2017, we estimate that gross margin as a percentage of revenues will be approximately 36.0% to 38.0%.

Statements related to our outlook for the third quarter of 2017 are based on our current expectations, forecasts, estimates and assumptions. Such statements involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. See Item 1A .“Risk Factors,” for additional information.

Results of Operations

Quarter Ended June 30, 2017 Compared to the Quarter Ended July 1, 2016

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended June 30, 2017 and July 1, 2016 (in millions):

	Quarter Ended
	June 30, 2017	July 1, 2016	Dollar Change
Revenues	$1,338.0	$877.8	$460.2
Cost of revenues (exclusive of amortization shown below)	845.9	569.9	276.0

Gross profit	492.1	307.9	184.2
Operating expenses:
Research and development	145.5	103.0	42.5
Selling and marketing	79.5	52.7	26.8
General and administrative	76.6	46.0	30.6
Amortization of acquisition-related intangible assets	28.6	23.5	5.1
Restructuring, asset impairments and other, net	5.9	5.2	0.7
Intangible asset impairment	1.8	2.2	(0.4)

Total operating expenses	337.9	232.6	105.3

Operating income	154.2	75.3	78.9

Other (expense) income, net:
Interest expense	(34.7)	(42.1)	7.4
Interest income	0.5	2.1	(1.6)
Licensing income	23.9	—	23.9
Other	(0.7)	(1.9)	1.2

Other (expense) income, net	(11.0)	(41.9)	30.9

Income before income taxes	143.2	33.4	109.8
Income tax provision	(48.8)	(7.6)	(41.2)

Net income	94.4	25.8	68.6
Less: Net income attributable to non-controlling interest	(0.5)	(0.7)	0.2

Net income attributable to ON Semiconductor Corporation	$93.9	$25.1	$68.8

Revenues

Revenues were $1,338.0 million and $877.8 million for the quarters ended June 30, 2017 and July 1, 2016, respectively, representing an increase of $460.2 million, or approximately 52%. The increase is primarily attributed to an increase in revenue in our Power Solutions and Analog Solutions Groups, which was primarily due to contributions from Fairchild.

Revenues by reportable segment for the quarters ended June 30, 2017 and July 1, 2016 were as follows (dollars in millions):

	Quarter Ended June 30, 2017	As a % of Total Revenue (1)	Quarter Ended July 1, 2016	As a % of Total Revenue (1)
Power Solutions Group	$671.4	50.2%	$353.7	40.3%
Analog Solutions Group	468.5	35.0%	337.6	38.5%
Image Sensor Group	198.1	14.8%	186.5	21.2%

Total revenues	$1,338.0		$877.8

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group increased by $317.7 million, or approximately 90%, for the quarter ended June 30, 2017 compared to the quarter ended July 1, 2016. This increase was primarily attributable to the acquisition of Fairchild which had revenues across various products within this segment. For the combined company, revenues from our TMOS products increased $140.3 million, or approximately 224%, revenues from our discrete products increased by $82.4 million, or approximately 61%, revenues from our IPM products increased by $48.5 million, or approximately 212%, and revenues from our new Optoelectronics products were $21.1 million.

Revenues from the Analog Solutions Group increased by $130.9 million, or approximately 39%, for the quarter ended June 30, 2017 compared to the quarter ended July 1, 2016. This increase is primarily attributable to the acquisition of Fairchild which had revenues across various products within this segment. For the combined company, revenues from our analog products increased by $104.7 million, or approximately 104%, and revenues from our TMOS products increased by $11.2 million, or approximately 104%.

Revenues from the Image Sensor Group increased by $11.6 million, or approximately 6%, for the quarter ended June 30, 2017 compared to the quarter ended July 1, 2016. This increase is primarily attributable to a $15.0 million, or approximately 10%, increase in revenues from our CMOS Images Sensor products, partially offset by a $3.0 million, or approximately 22%, decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended June 30, 2017 and July 1, 2016, are summarized as follows (dollars in millions):

	Quarter Ended June 30, 2017	As a % of Total Revenue (1)	Quarter Ended July 1, 2016	As a % of Total Revenue (1)
United States	$175.3	13.1%	$139.6	15.9%
Japan	104.3	7.8%	81.5	9.3%
Hong Kong	444.3	33.2%	217.1	24.7%
Singapore	333.7	24.9%	256.0	29.2%
United Kingdom	156.4	11.7%	141.0	16.1%
Other	124.0	9.3%	42.6	4.9%

Total	$1,338.0		$877.8

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the quarters ended June 30, 2017 and July 1, 2016, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended June 30, 2017 and July 1, 2016 was as follows (dollars in millions):

	Quarter Ended June 30, 2017	As a % of Segment Revenue (1)	Quarter Ended July 1, 2016	As a % of Segment Revenue (1)

Power Solutions Group	$228.5	34.0%	$116.5	32.9%
Analog Solutions Group	195.8	41.8%	142.5	42.2%
Image Sensor Group	75.0	37.9%	60.5	32.4%

Gross profit for reportable segment	$499.3		$319.5
Unallocated manufacturing costs	(7.2)	(0.5)%	(11.6)	(1.3)%

Consolidated gross profit	$492.1	36.8%	$307.9	35.1%

(1) Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $492.1 million for the quarter ended June 30, 2017 compared to $307.9 million for the quarter ended July 1, 2016. The gross profit increase of $184.2 million, or approximately 60%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included contributions from the acquired Fairchild business. This increase was partially offset by $1.3 million of expensing of the fair market value of inventory step-up from the Fairchild acquisition.

Gross profit as a percentage of revenues increased to approximately 36.8% for the quarter ended June 30, 2017 from approximately 35.1% for the quarter ended July 1, 2016. The increase was primarily due to contributions from the acquired Fairchild business, higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $145.5 million for the quarter ended June 30, 2017, compared to $103.0 million for the quarter ended July 1, 2016, representing an increase of $42.5 million, or approximately 41%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

Selling and marketing expenses were $79.5 million for the quarter ended June 30, 2017, compared to $52.7 million for the quarter ended July 1, 2016, representing an increase of $26.8 million, or approximately 51%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

General and administrative expenses were $76.6 million for the quarter ended June 30, 2017, compared to $46.0 million in the quarter ended July 1, 2016, representing an increase of $30.6 million, or approximately 67%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation and outside services for the combined Company. In addition, a reversal of the provision for doubtful accounts of $3.8 million during the quarter ended July 1, 2016 contributed to the increase.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $28.6 million and $23.5 million for the quarters ended June 30, 2017 and July 1, 2016, respectively, representing an increase of $5.1 million, or approximately 22%. This increase was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition partially offset by the declining amortization of our Aptina intangible assets. Amortization of acquired intangible assets from the Fairchild acquisition was $11.9 million in the second quarter of 2017.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $5.9 million for the quarter ended June 30, 2017 compared to $5.2 million for the quarter ended July 1, 2016.

See Note 5: “Restructuring, Asset Impairments and Other, Net” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Intangible Asset Impairment

During the quarters ended June 30, 2017 and July 1, 2016, we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $1.8 million and $2.2 million, respectively.

Interest Expense

Interest expense decreased by $7.4 million to $34.7 million during the quarter ended June 30, 2017 compared to $42.1 million during the quarter ended July 1, 2016 due to a reduction in the underlying interest rates for the term loan “B” facility and the revolving credit facility. Our average gross long-term debt balance (including current maturities) for the quarter ended June 30, 2017 was $3,472.9 million at a weighted-average interest rate of approximately 4.0%, compared to $2,563.7 million at a weighted-average interest rate of approximately 6.6% for the quarter ended July 1, 2016.

Licensing Income

Licensing income was $23.9 million for the quarter ended June 30, 2017 compared to zero for the quarter ended July 1, 2016, due to payments received under an asset purchase agreement with HSET Electronic Tech (Hong Kong) Limited to sell inventory and license patents related to its Mobile CIS business for $75 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other

Other expense decreased by $1.2 million to $0.7 million for the quarter ended June 30, 2017 compared to $1.9 million for the quarter ended July 1, 2016, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact of our hedging activity and an adjustment to contingent consideration.

Provision for Income Taxes

We recorded an income tax provision of $48.8 million and $7.6 million during the quarters ended June 30, 2017 and July 1, 2016, respectively.

The income tax provision for the quarter ended June 30, 2017 consisted primarily of $50.2 million for income and withholding taxes of certain of our foreign and domestic operations, $0.3 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by a discrete benefit of $1.2 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed and a discrete benefit of $0.5 million relating to equity award excess tax benefits.

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

Our effective tax rate for the quarter ended June 30, 2017 was 34.1%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the impact of ASU 2016-09, see Note 2: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q. ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur.

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

Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended July 1, 2016

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the six months ended June 30, 2017 and July 1, 2016 (in millions):

	Six Months Ended
	June 30, 2017	July 1, 2016	Dollar Change
Revenues	$2,774.7	$1,695.0	$1,079.7
Cost of revenues (exclusive of amortization shown below)	1,779.3	1,111.6	667.7

Gross profit	995.4	583.4	412.0
Operating expenses:
Research and development	285.5	201.0	84.5
Selling and marketing	157.0	101.9	55.1
General and administrative	145.0	90.5	54.5
Amortization of acquisition-related intangible assets	57.7	47.2	10.5
Restructuring, asset impairments and other, net	6.4	6.9	(0.5)
Intangible asset impairment	6.2	2.2	4.0

Total operating expenses	657.8	449.7	208.1

Operating income	337.6	133.7	203.9

Other (expense) income, net:
Interest expense	(73.1)	(57.7)	(15.4)
Interest income	1.1	2.4	(1.3)
Licensing income	23.9	—	23.9
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)
Other	(5.1)	(3.3)	(1.8)

Other expense, net	(79.4)	(58.6)	(20.8)

Income before income taxes	258.2	75.1	183.1
Income tax provision	(85.1)	(12.9)	(72.2)

Net income	173.1	62.2	110.9
Less: Net income attributable to non-controlling interest	(1.0)	(1.1)	0.1

Net income attributable to ON Semiconductor Corporation	$172.1	$61.1	$111.0

Revenues

Revenues were $2,774.7 million and $1,695.0 million for the six months ended June 30, 2017 and July 1, 2016, respectively, representing an increase of $1,079.7 million, or approximately 64%. The increase is primarily attributed to an increase in revenue in our Power Solutions and Analog Solutions Groups, which was primarily due to contributions from Fairchild and $155.1 million in revenue due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. See Note 1: “Background and Basis of Presentation” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further details.

Revenues by reportable segment for the six months ended June 30, 2017 and July 1, 2016 were as follows (dollars in millions):

	Six Months Ended June 30, 2017	As a % of Total Revenue (1)	Six Months Ended July 1, 2016	As a % of Total Revenue (1)
Power Solutions Group	$1,415.2	51.0%	$680.6	40.2%
Analog Solutions Group	972.1	35.0%	648.9	38.3%
Image Sensor Group	387.4	14.0%	365.5	21.6%

Total revenues	$2,774.7		$1,695.0

(1) Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group increased by $734.6 million, or approximately 108%, for the six months ended June 30, 2017 compared to the six months ended July 1, 2016. This increase was primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $107.8 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. For the combined company, revenues from our TMOS products increased $271.7 million, or approximately 216%, revenues from our discrete products increased by $156.1 million, or approximately 58%, revenues from our IPM products increased $96.7 million, or approximately 229%, revenues from our standard logic products increased $24.8 million, or approximately 64%, and revenues from our new Optoelectronics products were $39.3 million.

Revenues from the Analog Solutions Group increased by $323.2 million, or approximately 50%, for the six months ended June 30, 2017 compared to the six months ended July 1, 2016. This increase is primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $42.1 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. For the combined company, revenues from our analog products increased by $221.5 million, or approximately 116%, revenues from our TMOS products increased by $23.1 million, or approximately 107%, and revenues from our ASIC products increased by $21.9 million, or approximately 8%.

Revenues from the Image Sensor Group increased by $21.9 million, or approximately 6%, for the six months ended June 30, 2017 compared to the six months ended July 1, 2016. This increase is primarily attributable to a $15.9 million, or approximately 6%, increase in revenues from our CMOS Images Sensor products, a $7.2 million, or approximately 14%, increase in revenues from our ASIC products, $5.1 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017, partially offset by a $6.3 million, or approximately 26%, decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the six months ended June 30, 2017 and July 1, 2016, are summarized as follows (dollars in millions):

	Six Months Ended June 30, 2017	As a % of Total Revenue (1)	Six Months Ended July 1, 2016	As a % of Total Revenue (1)
United States	$389.0	14.0%	$280.5	16.5%
Japan	211.0	7.6%	165.8	9.8%
Hong Kong	917.3	33.1%	395.1	23.3%
Singapore	677.9	24.4%	502.4	29.6%
United Kingdom	318.7	11.5%	275.1	16.2%
Other	260.8	9.4%	76.1	4.5%

Total	$2,774.7		$1,695.0

(1) Certain amounts may not total due to rounding of individual amounts.

A majority of our end customers, served directly or through distribution channels, are manufacturers of electronic devices. For the six months ended June 30, 2017 and July 1, 2016, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the six months ended June 30, 2017 and July 1, 2016 was as follows (dollars in millions):

	Six Months Ended June 30, 2017	As a % of Segment Revenue (1)	Six Months Ended July 1, 2016	As a % of Segment Revenue (1)

Power Solutions Group	$472.6	33.4%	$219.7	32.3%
Analog Solutions Group	405.2	41.7%	259.8	40.0%
Image Sensor Group	142.4	36.8%	122.7	33.6%

Gross profit for reportable segment	$1,020.2		$602.2
Unallocated manufacturing costs	(24.8)	(0.9)%	(18.8)	(1.1)%

Consolidated gross profit	$995.4	35.9%	$583.4	34.4%

(1) Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $995.4 million for the six months ended June 30, 2017 compared to $583.4 million for the six months ended July 1, 2016. The gross profit increase of $412.0 million, or approximately 71%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included contributions from the acquired Fairchild business as well as $59.0 million due to the change in the revenue recognition on distributor sales during the quarter ended March 31, 2017. This increase was partially offset by $11.1 million of expensing of the fair market value of inventory step-up from the Fairchild acquisition.

Gross profit as a percentage of revenues increased to approximately 35.9% in the six months ended June 30, 2017 from approximately 34.4% for the six months ended July 1, 2016. Excluding the impact of the change in the revenue recognition on distributor sales, the gross profit for the first six months of 2017 was 35.7%. The increase was primarily due to contributions from the acquired Fairchild business, higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $285.5 million for the six months ended June 30, 2017, compared to $201.0 million for the six months ended July 1, 2016, representing an increase of $84.5 million, or approximately 42%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

Selling and marketing expenses were $157.0 million for the six months ended June 30, 2017, compared to $101.9 million for the six months ended July 1, 2016, representing an increase of $55.1 million, or approximately 54%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

General and administrative expenses were $145.0 million for the six months ended June 30, 2017, compared to $90.5 million in the six months ended July 1, 2016, representing an increase of $54.5 million, or approximately 60%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation and outside services for the combined Company.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $57.7 million and $47.2 million for the six months ended June 30, 2017 and July 1, 2016, respectively, representing a increase of $10.5 million, or approximately 22%. This increase was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition partially offset by the declining amortization of our Aptina intangible assets. Amortization of acquired intangible assets from the Fairchild Transaction was $24.6 million for the six months ended June 30, 2017.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $6.4 million for the six months ended June 30, 2017 compared to $6.9 million for the six months ended July 1, 2016.

See Note 5: “Restructuring, Asset Impairments and Other, Net” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Intangible Asset Impairment

During the six months ended June 30, 2017 and July 1, 2016, we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $6.2 million and $2.2 million, respectively.

Interest Expense

Interest expense increased by $15.4 million to $73.1 million during the six months ended June 30, 2017 compared to $57.7 million during the six months ended July 1, 2016 due to the indebtedness incurred in order to acquire Fairchild. We expect interest expense to remain material in future periods as we service the debt we incurred in connection with the Fairchild transaction. Our average gross long-term debt balance (including current maturities) for the six months ended June 30, 2017 was $3,607.1 million at a weighted-average interest rate of approximately 4.1%, compared to $2,584.0 million at a weighted-average interest rate of approximately 4.5% for the six months ended July 1, 2016.

Licensing Income

Licensing income was $23.9 million for the six months ended June 30, 2017 compared to zero for the six months ended July 1, 2016, due to payments received under an asset purchase agreement with HSET Electronic Tech (Hong Kong) Limited to sell inventory and license patents related to its Mobile CIS business for $75 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment was $26.2 million for the six months ended June 30, 2017 compared to zero for the six months ended July 1, 2016, due to a $20.6 million loss on prepayment of a portion of the Term Loan “B” facility and $5.6 million of debt extinguishment charges related to the refinancing of the Term Loan “B” facility. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Other

Other expense increased by $1.8 million to $5.1 million for the six months ended June 30, 2017 compared to $3.3 million for the six months ended July 1, 2016, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact of our hedging activity and an adjustment to contingent consideration.

Provision for Income Taxes

We recorded an income tax provision of $85.1 million and $12.9 million during the six months ended June 30, 2017 and July 1, 2016, respectively.

The income tax provision for the six months ended June 30, 2017 consisted primarily of $91.0 million for income and withholding taxes of certain of our foreign and domestic operations, $0.6 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by a discrete benefit of $1.2 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed and a discrete benefit of $5.3 million relating to equity award excess tax benefits.

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

Our effective tax rate for the six months ended June 30, 2017 was 33.0%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the impact of ASU 2016-09, see Note 2: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q. ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur.

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

Contractual Obligations

As of June 30, 2017, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our 2016 Form 10-K. See Note 10: “Commitments and Contingencies” for information on operating leases and financing activities (including certain information with respect to our Revolving Credit Facility) and Note 6: “Balance Sheet Information” for information with respect to pension plan information in each case in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $871.6 million as of June 30, 2017. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of June 30, 2017 include approximately $292.8 million available within the United States. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of June 30, 2017, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.8 million of letters of credit outstanding under our Revolving Credit Facility as of June 30, 2017. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $6.3 million as of June 30, 2017.

As part of securing financing in the ordinary course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $129.7 million as of June 30, 2017. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $141.6 million as of June 30, 2017. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $146.5 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

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

We maintain directors’ and officers’ insurance policies that indemnify our directors and officers against various liabilities, including certain liabilities under the Exchange Act, that might be incurred by any director or officer in his or her capacity as such. The Fairchild Agreement provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, (a) it will indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition, (b) it will maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition and (c) subject to certain qualifications, it will provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements under the heading “Legal Matters” in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business — Government Regulation” of our 2016 Form 10-K for information on certain environmental matters.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See Note 3: Acquisitions and Divestitures in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on recent acquisitions.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the six months ended June 30, 2017, we paid $121.7 million for capital expenditures, while during the six months ended July 1, 2016, we paid $124.9 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2017 is approximately $88.5 million. Our current minimum contractual capital expenditure commitment for 2018 and thereafter is approximately $57.0 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $541.7 million and $219.1 million for the six months ended June 30, 2017 and July 1, 2016, respectively. The increase of $322.6 million was primarily attributable to better results of operations and the change in working capital during the period, as well as the acquisition of Fairchild. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash, cash equivalents and short-term investments, was $529.5 million at June 30, 2017 and has fluctuated between $668.2 million and $34.6 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $1,401.1 million at June 30, 2017 and has fluctuated between $1,401.1 million and $614.7 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the six months ended June 30, 2017, our working capital was most significantly impacted by our capital expenditures and our repayment of long-term debt, including capital leases. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

On March 31, 2017, we completed the private unregistered offering of $575.0 million aggregate principal amount of the 1.625% Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional 1.625% Notes. The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility.

During the quarter ended June 30, 2017 we repaid $120.0 million outstanding under the Revolving Credit Facility.

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

Debt Guarantees and Related Covenants

As of June 30, 2017, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and various other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of the Company’s existing and future senior debt and are subordinated to all of the Company’s existing and future secured debt. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition on distributor sales (see Note 1: “Background and Basis of Presentation” under the heading “Revenue Recognition Policy” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q), there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2016 Form 10-K under the heading “Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 2: Recent Accounting Pronouncements in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

As of June 30, 2017, our gross long-term debt (including current maturities) totaled $3,407.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,808.1 million as of June 30, 2017. We do have interest rate exposure with respect to the $1,599.2 million balance of our variable interest rate debt outstanding as of June 30, 2017. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next twelve months by approximately $8.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

Except as described above, our exposure to market risk from December 31, 2016 to June 30, 2017 has not changed materially from the information provided in our 2016 Form 10-K.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at June 30, 2017 and December 31, 2016 was $125.9 million and $95.9 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $44.9 million as of June 30, 2017, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Fairchild’s operations into our systems and internal control environment, and expect to complete the integration by the fourth quarter of 2017.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. Except for the trends, risks and uncertainties disclosed in Part I, Item 1A of our Form 10-Q for the quarter ended March 31, 2017, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our 2016 Form 10-K.

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance; economic conditions and markets (including current financial conditions); effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products, changes in inventories at our customers and distributors, technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; legislative, regulatory and economic developments; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs; risks associated with acquisitions and dispositions (including from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and difficulties encountered in accurately predicting the future financial performance of acquired businesses); risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations and finances/financials; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements, including laws, rules and regulations related to taxes; risks involving environmental or other governmental regulation; and risks associated with our recent acquisition of Fairchild, including: (1) intellectual property litigation matters relating to Fairchild; (2) our ability to retain key personnel; (3) competitive responses to the transaction; (4) unexpected costs, charges or expenses resulting from the transaction; (5) adverse reactions or changes to business relationships resulting from the transaction; (6) our ability to realize the benefits of the acquisition of Fairchild; (7) delays, challenges and expenses associated with integrating the businesses; and (8) our ability to comply with the terms of the indebtedness incurred in connection with the transaction. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2016 Form 10-K, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, our 2016 Form 10-K, Part I, Item 1A of our Form 10-Q for the quarter ended March 31, 2017 and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended June 30, 2017.

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

As of June 30, 2017, approximately $603.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program. See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on the 2014 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017(1)

10.1	Third Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, dated May 17, 2017(1)(3)

10.2	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, dated May 17, 2017(1)(3)

10.3	Form of Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (Senior Vice Presidents and Above)(1)(3)

10.4

Amended and Restated Employment Agreement for Keith Jackson, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.5

Amendment No. 1 to Employment Agreement with Bernard Gutmann, dated June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.6

Amendment No. 2 to Employment Agreement with William M. Hall, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.7

Amendment No. 1 to Employment Agreement with William A. Schromm, dated June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.8

Key Officer Severance and Change of Control Agreement with Mamoon Rashid, dated June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: August 7, 2017	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017(1)

10.1	Third Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, dated May 17, 2017(1)(3)

10.2	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, dated May 17, 2017(1)(3)

10.3	Form of Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (Senior Vice Presidents and Above)(1)(3)

10.4

Amended and Restated Employment Agreement for Keith Jackson, dated June 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.5

Amendment No. 1 to Employment Agreement with Bernard Gutmann, dated June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.6

Amendment No. 2 to Employment Agreement with William M. Hall, dated June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.7

Amendment No. 1 to Employment Agreement with William A. Schromm, dated June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

10.8

Key Officer Severance and Change of Control Agreement with Mamoon Rashid, dated June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(3)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32.1	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract or arrangement.