Form 10-Q
period 2017-09-29
ON SEMICONDUCTOR CORP
filed 2017-11-06
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on November 1, 2017:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	424,162,250

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
CMOS	Complementary Metal Oxide Semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPM	Integrated power module
IPRD	In-Process Research and Development
LED	Light-emitting diode
LIBO Rate	London Interbank Offered Rate
LSI	Large scale integration
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
TMOS	T-metal Oxide Semiconductor
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	September 29, 2017	December 31, 2016
Assets
Cash and cash equivalents	$901.2	$1,028.1
Receivables, net	695.6	629.8
Inventories	1,029.0	1,030.2
Other current assets	189.6	181.0

Total current assets	2,815.4	2,869.1
Property, plant and equipment, net	2,238.2	2,159.1
Goodwill	916.9	924.7
Intangible assets, net	662.5	762.1
Deferred tax assets	148.8	138.9
Other assets	79.5	70.5

Total assets	$6,861.3	$6,924.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$590.3	$434.0
Accrued expenses	580.5	405.0
Deferred income on sales to distributors	—	109.8
Current portion of long-term debt	258.5	553.8

Total current liabilities	1,429.3	1,502.6
Long-term debt	2,684.4	3,068.5
Deferred tax liabilities	309.1	288.9
Other long-term liabilities	203.1	186.5

Total liabilities	4,625.9	5,046.5

Commitments and contingencies (Note 10) 2.625% Notes, Series B - Redeemable conversion feature	—	32.9
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 and 750,000,000 shares authorized, 549,490,124 and 542,317,788 issued, 422,898,064 and 418,941,713 outstanding, respectively)	5.5	5.4
Additional paid-in capital	3,557.1	3,473.3
Accumulated other comprehensive loss	(43.8)	(50.2)
Accumulated deficit	(178.4)	(527.3)
Less: Treasury stock, at cost: 126,592,060 and 123,376,075 shares, respectively	(1,128.0)	(1,078.0)

Total ON Semiconductor Corporation stockholders’ equity	2,212.4	1,823.2
Non-controlling interest in consolidated subsidiary	23.0	21.8

Total stockholders’ equity	2,235.4	1,845.0

Total liabilities and stockholders’ equity	$6,861.3	$6,924.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Revenues	$1,390.9	$950.9	$4,165.6	$2,645.9
Cost of revenues (exclusive of amortization shown below)	866.7	621.9	2,646.0	1,733.5

Gross profit	524.2	329.0	1,519.6	912.4
Operating expenses:
Research and development	150.9	111.5	436.4	312.5
Selling and marketing	78.6	56.7	235.6	158.6
General and administrative	68.9	67.6	213.9	158.1
Amortization of acquisition-related intangible assets	37.3	24.7	95.0	71.9
Restructuring, asset impairments and other, net	9.7	21.8	16.1	28.7
Intangible asset impairment	1.5	—	7.7	2.2

Total operating expenses	346.9	282.3	1,004.7	732.0

Operating income	177.3	46.7	514.9	180.4

Other (expense) income, net:
Interest expense	(34.9)	(46.7)	(108.0)	(104.4)
Interest income	0.7	1.4	1.8	3.8
Gain on divestiture of business	12.5	92.2	12.5	92.2
Licensing income	21.5	—	45.4	—
Loss on debt refinancing and prepayment	(6.7)	(6.3)	(32.9)	(6.3)
Other expense	(2.1)	—	(7.2)	(3.3)

Other (expense) income, net	(9.0)	40.6	(88.4)	(18.0)

Income before income taxes	168.3	87.3	426.5	162.4
Income tax provision	(59.4)	(76.7)	(144.5)	(89.6)

Net income	108.9	10.6	282.0	72.8
Less: Net income attributable to non-controlling interest	(0.2)	(0.5)	(1.2)	(1.6)

Net income attributable to ON Semiconductor Corporation	$108.7	$10.1	$280.8	$71.2

Comprehensive income, net of tax:
Net income	$108.9	$10.6	$282.0	$72.8

Foreign currency translation adjustments	(0.2)	0.8	6.9	3.6
Effects of cash flow hedges	0.2	—	(0.5)	0.1

Other comprehensive income, net of tax	—	0.8	6.4	3.7

Comprehensive income	108.9	11.4	288.4	76.5
Comprehensive income attributable to non-controlling interest	(0.2)	(0.5)	(1.2)	(1.6)

Comprehensive income attributable to ON Semiconductor Corporation	$108.7	$10.9	$287.2	$74.9

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.26	$0.02	$0.67	$0.17

Diluted	$0.25	$0.02	$0.66	$0.17

Weighted-average common shares outstanding:
Basic	422.2	415.8	421.0	414.4

Diluted	427.5	419.8	426.5	417.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 29, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$282.0	$72.8
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	358.5	244.1
Gain on divestiture of business	(12.5)	(92.2)
Loss on sale or disposal of fixed assets	2.8	0.6
Amortization of debt discount and issuance costs	12.2	7.4
Loss on debt refinancing and prepayment	32.9	6.3
Payments for term debt modification	(2.4)	(26.4)
Write-down of excess inventories	56.8	40.1
Non-cash share-based compensation expense	52.7	41.9
Non-cash interest on convertible notes	21.9	19.6
Non-cash asset impairment charges	7.3	—
Non-cash intangible asset impairment charges	7.7	2.2
Change in deferred taxes	96.1	65.5
Other	2.6	(2.7)
Changes in assets and liabilities (exclusive of the impact of acquisitions and divestitures):
Receivables	(64.6)	(9.1)
Inventories	(56.1)	(33.7)
Other assets	(51.9)	(23.6)
Accounts payable	59.8	28.4
Accrued expenses	174.7	3.4
Deferred income on sales to distributors	(109.8)	10.1
Other long-term liabilities	(0.8)	(2.9)

Net cash provided by operating activities	869.9	351.8

Cash flows from investing activities:
Purchases of property, plant and equipment	(211.8)	(160.8)
Proceeds from divestiture of business, net of cash transferred	20.0	104.0
Proceeds from sales of property, plant and equipment	2.1	0.4
Deposits (made) utilized for purchases of property, plant and equipment	(2.1)	0.9
Purchase of business, net of cash acquired	(0.8)	(2,277.2)
Cash placed in escrow	—	(67.7)
Cash received from escrow	—	23.8
Purchases of held-to-maturity securities	(1.6)	—
Other	0.3	1.8

Net cash used in investing activities	(193.9)	(2,374.8)

Cash flows from financing activities:
Proceeds from issuance of common stock under the ESPP	11.4	10.9
Proceeds from exercise of stock options	10.9	5.1
Payments of tax withholding for restricted shares	(25.0)	(10.4)
Repurchase of common stock	(25.0)	—
Proceeds from debt issuance	701.2	2,581.9
Payments of debt issuance and other financing costs	—	(6.5)
Repayment of long-term debt	(1,411.6)	(287.6)
Purchase of convertible note hedges	(144.7)	—
Proceeds from issuance of warrants	85.2	—
Payment of capital lease obligations	(7.7)	(12.2)
Dividend to non-controlling shareholder of consolidated subsidiary	—	(1.9)

Net cash provided by (used in) financing activities	(805.3)	2,279.3

Effect of exchange rate changes on cash and cash equivalents	2.4	6.6

Net increase (decrease) in cash and cash equivalents	(126.9)	262.9
Cash and cash equivalents, beginning of period	1,028.1	617.6

Cash and cash equivalents, end of period	$901.2	$880.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2017 having ended on September 29, 2017, and each fiscal year ending on December 31. The quarter ended September 29, 2017 and September 30, 2016 each contained 91 days. The nine months ended September 29, 2017 and September 30, 2016 contained 272 and 274 days, respectively. As of September 29, 2017, the Company was organized into the following three operating and reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Additional details on the Company’s reportable segments are included in Note 16: “Segment Information.”

The accompanying unaudited financial statements as of and for the quarter and nine months ended September 29, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 28, 2017 (the “2016 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Revenue Recognition Policy

The Company generates revenues from sales of its semiconductor products to OEMs, electronic manufacturing service providers and distributors. The Company also generates revenue, to a much lesser extent, from manufacturing and design services provided to customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of provisions for related sales returns and allowances.

Prior to the first quarter of 2017, for products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights”), the Company recognized the related revenues and cost of revenues when it was informed by the distributor that it had resold the products to the end-user. This was due to the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through the ON Semiconductor systems and processes. Legacy systems and processes of Fairchild Semiconductor International, Inc. (“Fairchild”) enable the Company to estimate up front the effects of returns and allowances provided to these distributors and thereby record the net revenues at the time of sale related to a legacy Fairchild system and process. The Company acquired Fairchild on September 19, 2016.

When the company adopts ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (see Note 2: “Recent Accounting Pronouncements”), one of the more significant impacts will be that it will not be permitted to defer revenue until sale by the distributor to the end customer, but rather, will be required to estimate the effects of returns and allowances provided to certain distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company had developed its internal systems, processes and controls for making the required estimates on the sales to these distributors. As a result of these process changes, during the first quarter of 2017, the Company was able to reliably estimate upfront the effects of returns and allowances and record revenues at the time of sales to these distributors. As a result of this change, the Company recognized $155.1 million in revenue during the first quarter of 2017. The impact of this change resulted in an increase of $59.0 million to income before income taxes, or $0.09 per basic and diluted share, for the first quarter of 2017 and for the nine months ended September 29, 2017. Additionally, the Company recorded accruals for the estimated returns from the distributors, which decreased revenues by $8.1 million and income before income taxes by $5.3 million for the first quarter of 2017 and for the nine months ended September 29, 2017.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and estimates of amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; and (vii) estimates and assumptions used in connection with business combinations. Actual results could differ from these estimates.

Note 2: Recent Accounting Pronouncements

ASUs Adopted:

ASU No 2017-04 - Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (‘ASU 2017-04’)

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

ASU No. 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09’)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted. ASU 2016-09, which the Company adopted as of the first quarter of 2017, requires that excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Previously, the Company followed the guidance that the tax benefit and credit to APIC for a windfall tax benefit should not be recorded until the deduction reduces income taxes payable. The Company has been historically in a net taxable loss. Therefore, the windfall tax benefit has not reduced income taxes payable. The new guidance requires all excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance was adopted. The financial statement impact of this change resulted in $68.1 million being recorded as a credit to retained earnings as of January 1, 2017. On a prospective basis, the impact of windfalls and shortfalls will be recorded to income tax expense on a discrete basis.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company will continue to classify employee taxes paid on the statement of cash flows when ON Semiconductor withholds shares for tax-withholding purposes as a financing activity. The Company will continue to estimate forfeitures as part of share based compensation expense recognition.

ASU No. 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory (‘ASU 2015-11’)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2015-11 during the first quarter of 2017. The adoption of this standard did not have a material impact on the financial statements.

ASUs Pending Adoption:

ASU No. 2017-12 - Derivatives and Hedging (topic 815): Targeted Improvements to Accounting for Hedging Activities (‘ASU 2017-12’)

In August 2017, the FASB issued ASU No. 2017-12 to better align hedge accounting with risk management strategies, and as a result, more hedging strategies will be eligible for hedge accounting. Public business entities will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test, if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2017-12 may have on its consolidated financial statements.

ASU No. 2017-09 - Scope of Modification Accounting (‘ASU 2017-09’)

In May 2017, the FASB issued ASU No. 2017-09 to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation.” The amendments clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.

ASU No 2017-07 - Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (‘ASU 2017-07’)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits, and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The Company does not anticipate the adoption of ASU 2017-07 to have a material impact on its consolidated financial statements.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (‘ASU 2016-18’)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (‘ASU 2016-16’)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-16 to have a material impact on its consolidated financial statements.

ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (‘ASU 2016-15’)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

ASU No. 2016-02 - Leases (Topic 842) (‘ASU 2016-02’)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements.

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (‘ASU 2014-09’), ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (‘ASU 2015-14’), ASU No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (‘ASU 2016-08’), ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (‘ASU 2016-10’) ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (‘ASU 2016-12’) and ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (‘ASU 2016-20’)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets, unless those contracts are within the scope of other standards, superseding the existing revenue recognition requirements in ASC Topic 605 “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09 (collectively, “the standard”).

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company is in its final stages of evaluating the impact of the standard, primarily as it relates to the timing of revenue recognition on certain product development agreements and from the sale of products manufactured using the customer’s intellectual property. This includes an evaluation of the terms of customer contracts and arrangements that could potentially change the point-in-time revenue recognition to revenue recognition over-time, which could have a material impact on the financial statements. The Company expects to adopt the standard on a modified retrospective basis on January 1, 2018. See Note 1: “Background and Basis of Presentation” for the impact of the change in revenue recognition on distributor sales.

Note 3: Acquisitions and Divestitures

Divestitures

On September 29, 2017, the Company entered into a Share Purchase Agreement with mCube Hong Kong Limited (“mCube”), whereby mCube acquired 100% of the outstanding shares of Xsens Holding B.V., a wholly owned subsidiary of the Company, for cash consideration of $26.0 million (collectively, the “Xsens Transaction”). Twenty percent of the consideration, or $5.2 million, was deposited in an escrow account during the quarter ended September 29, 2017, and the remaining $20.8 million was received on September 29, 2017. There were no indemnification liabilities identified as of September 29, 2017, and the escrow amount has been considered as part of the consideration in calculating the gain and included in other assets in the Consolidated Balance Sheet as of September 29, 2017. The escrow amount will be released to the Company upon satisfaction of any pending claims eighteen months after the date on which the Xsens Transaction closed. The Company recorded a gain of $12.5 million after writing off the carrying value of the assets and liabilities sold of $7.0 million and goodwill of $6.5 million. This gain has been presented as “Gain on divestiture of business” in the Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended September 29, 2017.

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

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the quarter and nine months ended September 29, 2017 is not required because the results of the acquired business are included in the Consolidated Statements of Operations and Comprehensive Income for these periods. The following unaudited pro-forma consolidated results of operations for the quarter and nine months ended September 30, 2016 have been prepared as if the acquisition of Fairchild had occurred on January 1, 2015 and includes adjustments for depreciation expense, amortization of intangibles, interest expense from financing, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

	Quarter Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Revenues	$1,260.2	$3,636.1
Net Income (loss)	$(10.6)	$49.8
Net income (loss) attributable to ON Semiconductor Corporation	$(11.1)	$48.2
Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.03)	$0.12
Diluted	$(0.03)	$0.12

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Licensing Income

On December 19, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HSET Electronic Tech (Hong Kong) Limited (“HSET”) to sell inventory and license patents related to its Mobile CIS business for $75 million. Pursuant to the Asset Purchase Agreement, the proceeds were scheduled to be received in multiple installments in 2017. The Company and HSET along with Huaian Imaging Device Manufacturer Corporation (“HIDM”) entered into the First Amendment to the Asset Purchase Agreement (the “First Amendment to Asset Purchase Agreement”) on April 7, 2017. Pursuant to the First Amendment to Asset Purchase Agreement, payments for inventory will be received upon shipment of products and payments for other intangible assets, including the licenses, will be received in multiple installments on dates later than those established under the Asset Purchase Agreement. Due to the extension of payment terms under the First Amendment to Asset Purchase Agreement and the fact that the right to use the license by the customer is contingent on the receipt of certain payments, the transaction was not considered a divestiture of a group and has been treated as a series of individual transactions, which are recorded when the associated deliverables are transferred to the buyer. The arrangement included the sale of $22.5 million of inventory, which has been recorded as revenue during the six months ended June 30, 2017.

During the quarter ended June 30, 2017, the Company received $22.5 million relating to the second payment under the First Amendment to Asset Purchase Agreement and provided perpetual, non-exclusive licenses to certain technologies to HIDM. This payment, along with withholding taxes borne by the buyer on the Company’s behalf, has been recognized as licensing income in the Consolidated Statements of Operations and Comprehensive Income. The remaining value of the licensed technologies in intangible assets was nominal and has been fully amortized through operating expenses as there are no additional expected future cash flows associated with these technologies.

During the quarter ended September 29, 2017, the Company received $30.0 million relating to the third and fourth payments under the First Amendment to Asset Purchase Agreement, of which $20.0 million along with withholding taxes borne by the buyer on the Company’s behalf has been recognized as licensing income in the Consolidated Statements of Operations and Comprehensive Income. The remaining $10.0 million has been recorded as deferred licensing income to be recognized in the period in which certain qualification requirements of the technologies are achieved, or refunded to the buyer if qualification does not occur by June 21, 2018. The remaining value of the licensed technologies in intangible assets amounting to $8.1 million has been fully amortized.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by reportable segment as of September 29, 2017 and December 31, 2016 (in millions):

	Balance as of September 29, 2017			Balance as of December 31, 2016
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:
Power Solutions Group	$432.2	$(28.6)	$403.6	$438.7	$(28.6)	$410.1
Analog Solutions Group	836.7	(418.9)	417.8	836.7	(418.9)	417.8
Image Sensor Group	95.5	—	95.5	96.8	—	96.8

	$1,364.4	$(447.5)	$916.9	$1,372.2	$(447.5)	$924.7

The amount of goodwill disposed as part of the Xsens Transaction amounted to $6.5 million. See Note 3: “Acquisitions and Divestitures” for further information. During the quarter ended September 29, 2017, goodwill was also reduced due to a measurement period adjustment of $1.3 million related to an immaterial acquisition that occurred on December 29, 2016. There has been no other change in the balance of goodwill from December 31, 2016 to September 29, 2017.

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a “triggering event”) would more likely than not reduce the carrying value of goodwill. Management did not identify any triggering events through September 29, 2017 that would require an interim impairment analysis.

Intangible Assets

Intangible assets, net, were as follows as of September 29, 2017 and December 31, 2016 (in millions):

	September 29, 2017
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.7)	$(0.4)	$1.8
Customer relationships	555.9	(318.4)	(20.1)	217.4
Patents	43.7	(26.4)	(13.7)	3.6
Developed technology	640.1	(260.1)	(2.6)	377.4
Trademarks	17.2	(12.2)	(1.1)	3.9
Backlog	3.3	(3.3)	—	—
Favorable Leases	1.7	(1.6)	—	0.1
IPRD	72.0	—	(13.7)	58.3

Total intangibles	$1,347.8	$(633.7)	$(51.6)	$662.5

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

During the quarter and nine months ended September 29, 2017, the Company completed certain of its IPRD projects, resulting in the reclassification of $49.0 million and $81.9 million from IPRD to developed technology, respectively. During the quarter and nine months ended September 29, 2017, the Company abandoned certain of its previously capitalized IPRD projects and recorded impairment charges of $1.5 million and $7.7 million, respectively. During the quarter and nine months ended September 29, 2017, the Company sold intangible assets of $8.7 million as part of a divestiture and expensed $8.1 million as part of a licensing transaction. See Note 3: “Acquisitions and Divestitures” for further information.

Amortization expense for acquisition-related intangible assets amounted to $37.3 million and $95.0 million for the quarter and nine months ended September 29, 2017, respectively, and $24.7 million and $71.9 million for the quarter and nine months ended September 30, 2016, respectively. Amortization expense for intangible assets, with the exception of the $58.3 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for remainder of 2017, each of the next four years, and thereafter (in millions):

Period	Estimated Amortization Expense
Remainder of 2017	$28.9
2018	105.1
2019	95.7
2020	79.0
2021	67.7
Thereafter	227.8

Total estimated amortization expense	$604.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the quarter and nine months ended September 29, 2017 is as follows (in millions):

	Restructuring	Asset Impairments (1)	Other (2)	Total
Quarter ended September 29, 2017
Post-Fairchild acquisition restructuring costs	$1.3	$—	$—	$1.3
Japan Voluntary Workforce Reduction	1.0	—	—	1.0
Other	—	6.4	1.0	7.4

Total	$2.3	$6.4	$1.0	$9.7

	Restructuring	Asset Impairments (1)	Other (2)	Total
Nine months ended September 29, 2017
Post-Fairchild acquisition restructuring costs	$5.9	$—	$—	$5.9
Manufacturing relocation	(2.1)	—	—	(2.1)
Japan Voluntary Workforce Reduction	2.0	—	—	2.0
Other	0.1	7.3	2.9	10.3

Total	$5.9	$7.3	$2.9	$16.1

(1)

Includes impairment charges of $6.4 million and $7.3 million for the quarter and nine months ended September 29, 2017, respectively, to write down certain held-for-sale assets to fair value less costs to sell.

(2)	Includes amounts related to other restructuring activities and immaterial adjustments which are not considered to be significant.

Changes in accrued restructuring charges from December 31, 2016 to September 29, 2017 are summarized as follows (in millions):

	As of December 31, 2016	Charges	Usage	As of September 29, 2017
Estimated employee separation charges (3)	$8.1	$5.6	$(10.4)	$3.3
Estimated costs to exit	—	0.3	(0.2)	0.1

Total	$8.1	$5.9	$(10.6)	$3.4

(3)	Includes $0.2 million of adjustments to charges and $0.3 million of usage for employee separation charges not considered to be significant.

Activity related to the Company’s restructuring programs that were either initiated during 2017 or had not been completed as of September 29, 2017, is as follows:

Post Fairchild Acquisition Restructuring Costs

Following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, which eliminated approximately 225 positions from its workforce as a result of redundancies during 2016. During the quarters ended March 31, 2017, June 30, 2017 and September 29, 2017, an additional 25, 31 and 16 positions, respectively, were eliminated totalling 297 pursuant to the plan. As of September 29, 2017, a total of 280 employees have exited, and the remaining 17 are expected to exit by the end of the year. The expense was $1.3 million and $5.9 million for the quarter and nine months ended September 29, 2017, respectively. During the quarter and nine months ended September 29, 2017, the Company paid $2.6 million and $9.0 million, respectively, for all programs. Accrued severance for this program was $2.4 million as of September 29, 2017, and is expected to be paid by the end of the first quarter of 2018. The total expense for the program to date is $31.6 million. The Company will continue to evaluate the remaining positions for redundancies and may incur additional charges in the future.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Japan Voluntary Workforce Reduction

During the quarter ended June 30, 2017, the Company announced a voluntary resignation program for the former System Solutions Group. A total of 35 employees had signed employee separation agreements as of September 29, 2017. The related expense for the quarter and nine months ended September 29, 2017 was $1.0 million and $2.0 million, respectively, of which $1.1 million has been paid as of September 29, 2017. Accrued severance for this program was $0.9 million as of September 29, 2017 , which is expected to be paid by the end of the year. Up to 50 employees, including the 35 who have already signed agreements, may volunteer to resign by the end of the year with an expected expense between $3.0 million and $4.0 million in total. As of September 29, 2017, 17 employees have exited, and the remaining employees who elect to resign pursuant to the program are expected to exit by the end of 2017.

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. During the quarter ended March 31, 2017, the Company made the decision to cancel the plans for relocation and announced all workforce would remain intact. As a result, the accrued balance of $2.1 million was released as of March 31, 2017.

Note 6: Balance Sheet Information

Certain amounts included in the Company’s balance sheet as of September 29, 2017 and December 31, 2016 consist of the following (in millions):

	September 29, 2017	December 31, 2016
Receivables, net:
Accounts receivable	$698.4	$632.0
Less: Allowance for doubtful accounts	(2.8)	(2.2)

	$695.6	$629.8

Inventories:
Raw materials	$116.7	$121.4
Work in process	627.2	606.9
Finished goods	285.1	301.9

	$1,029.0	$1,030.2

Property, plant and equipment, net:
Land	$148.5	$146.3
Buildings	726.9	713.7
Machinery and equipment	3,373.7	3,131.1

Total property, plant and equipment	4,249.1	3,991.1
Less: Accumulated depreciation	(2,010.9)	(1,832.0)

	$2,238.2	$2,159.1

Accrued expenses:
Accrued payroll	$180.2	$155.3
Sales related reserves	268.4	124.8
Income taxes payable	30.4	30.0
Other	101.5	94.9

	$580.5	$405.0

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Assets classified as held-for-sale, consisting of properties, machinery and equipment, are required to be recorded at the lower of carrying value or fair value less costs to sell. The carrying value of these assets as of September 29, 2017 and December 31, 2016 was $17.3 million and $34.1 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. During the quarter ended September 29, 2017, the Company recorded impairment charges of $6.4 million to write down the assets to their fair value less costs to sell. The sale is expected to be completed during the fourth quarter of 2017. Although this is outside the twelve month period of original reclassification, the Company has been actively marketing the properties at a price that is reasonable given the change in circumstances.

Warranty Reserves

Activity related to the Company’s warranty reserves for the nine months ended September 29, 2017 and September 30, 2016 is as follows (in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016
Beginning Balance	$8.8	$5.3
Provision	5.9	3.0
Usage	(6.9)	(2.8)
Warranty reserves from acquired business	—	0.7

Ending Balance	$7.8	$6.2

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 29, 2017, the total accrued pension liability for underfunded plans was $107.1 million, of which the current portion of $0.1 million was classified as accrued expenses. As of December 31, 2016, the total accrued pension liability for underfunded plans was $102.1 million, of which the current portion of $0.1 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense for the quarters and nine months ended September 29, 2017 and September 30, 2016 are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Service cost	$2.4	$2.3	$7.0	$6.8
Interest cost	1.1	1.1	3.2	3.3
Expected return on plan assets	(1.4)	(1.0)	(4.0)	(3.0)

Total net periodic pension cost	$2.1	$2.4	$6.2	$7.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7: Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, in millions):

	September 29, 2017	December 31, 2016
Revolving Credit Facility due 2021	$—	$—
Term Loan “B” Facility due 2023, interest payable monthly at 3.49% and 4.02%, respectively	1,604.5	2,394.0
1.00% Notes due 2020 (1)	690.0	690.0
2.625% Notes, Series B (2)	—	356.4
1.625% Notes due 2023 (3)	575.0	—
Note payable to SMBC due 2016 through 2018, interest payable quarterly at 3.09% and 2.75%, respectively (4)	132.1	160.4
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.12%, respectively (5)	35.4	38.9
Philippine term loans due 2016 through 2020, interest payable quarterly at 3.67% and 3.20%, respectively (8)	35.3	44.1
Loan with Singapore bank, interest payable weekly at 2.49% and 2.01%, respectively (7) (11)	25.0	25.0
Loan with Hong Kong bank, interest payable weekly at 2.49% and 2.01%, respectively (7) (11)	25.0	25.0
Malaysia revolving line of credit, interest payable quarterly at 2.78% and 2.45%, respectively (8) (11)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.73% and 2.43%, respectively (8) (11)	24.9	17.0
Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 3.99% and 3.58%, respectively (6)	10.6	14.1
Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.1% (8)	2.9	3.4
Canada equipment financing payable monthly through 2017 at 3.81% (6)	—	0.5
Capital lease obligations	5.4	13.0

Gross long-term debt, including current maturities	3,191.1	3,806.8
Less: Debt discount (9)	(192.6)	(111.4)
Less: Debt issuance costs (10)	(55.6)	(73.1)

Net long-term debt, including current maturities	2,942.9	3,622.3
Less: Current maturities	(258.5)	(553.8)

Net long-term debt	2,684.4	3,068.5

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)	The 2.625% Notes, Series B were redeemed in full in January 2017. See below under the heading “2.625% Notes, Series B” for additional information.
(3)	Interest is payable on April 15 and October 15 of each year, beginning October 15, 2017, at 1.625% annually.
(4)	This loan represents SCI LLC’s non-collateralized loan with SMBC, which is guaranteed by the Company.
(5)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(6)	Debt collateralized by equipment.
(7)	Debt arrangement collateralized by certain accounts receivable.
(8)	Non-collateralized debt arrangement.
(9)

Debt discount of $67.0 million and $81.5 million for the 1.00% Notes as of September 29, 2017 and December 31, 2016, respectively, $108.2 million and zero for the 1.625% Notes as of September 29, 2017 and December 31, 2016, respectively, and $17.4 million and $29.9 million for the Term Loan “B” Facility as of September 29, 2017 and December 31, 2016, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

(10)

Debt issuance costs of $9.3 million and $11.3 million for the 1.00% Notes as of September 29, 2017 and December 31, 2016, respectively, $10.4 million and zero for the 1.625% Notes as of September 29, 2017 and December 31, 2016, respectively, and $35.9 million and $61.8 million for the Term Loan “B” Facility as of September 29, 2017 and December 31, 2016, respectively.

(11)	The Company has historically renewed these arrangements annually.

Expected maturities relating to the Company’s long-term debt (including current maturities) as of September 29, 2017 are as follows (in millions):

Period	Expected Maturities
Remainder of 2017	$116.0
2018	148.2
2019	47.6
2020	699.7
2021	—
Thereafter	2,179.6

Total	$3,191.1

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

1.625% Notes due 2023

On March 31, 2017, the Company completed a private placement of $575.0 million of its 1.625% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company incurred issuance costs of $13.7 million in connection with the issuance of the 1.625% Notes, of which $11.1 million was capitalized as debt issuance costs and is being amortized using the effective interest method, and $2.6 million was allocated to the conversion option (as further described below) and was recorded as equity. The 1.625% Notes are governed by an indenture (the “1.625% Indenture”) between the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee.

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

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.625% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $115.7 million in stockholders’ equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 5.38% over the contractual terms of the notes. The unamortized debt discount as of September 29, 2017 was $108.2 million.

Included as a reduction of gross long-term debt as of September 29, 2017 were $10.4 million of unamortized debt issuance costs associated with the 1.625% Notes, which are being amortized using the effective interest method.

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

The Second Amendment provides for, among other things, modifications to the Credit Agreement to allow the 1.625% Notes to rank pari passu with borrowings under the Credit Agreement and to reduce the interest rates payable under the term loan “B” facility (the “Term Loan “B” Facility”) and the revolving credit facility (the “Revolving Credit Facility”).

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

The Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio in relation to the Revolving Credit Facility. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants under the Credit Agreement as of September 29, 2017.

Debt prepayment, issuance costs

During the quarter ended September 29, 2017, the Company prepaid $200.0 million of borrowings under the Term Loan “B” facility and expensed $6.7 million of unamortized debt discount and issuance costs attributed to the partial pay down as loss on debt prepayment.

During the quarter ended June 30, 2017, the Company repaid in full the $120.0 million outstanding under the Revolving Credit Facility.

During the quarter ended March 31, 2017, the Company incurred legal and other fees of $2.4 million related to the Second Amendment. The Company performed a debt extinguishment vs. modification analysis on a lender by lender basis upon the execution of the Second Amendment and recorded a debt extinguishment charge of $5.6 million, which included a $3.2 million write off of unamortized debt issuance costs and $2.4 million in third party fees.

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

Note 8: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Net income attributable to ON Semiconductor Corporation	$108.7	$10.1	$280.8	$71.2

Basic weighted-average common shares outstanding	422.2	415.8	421.0	414.4
Dilutive effect of share-based awards	5.3	4.0	5.5	3.2

Diluted weighted-average common shares outstanding	427.5	419.8	426.5	417.6

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.26	$0.02	$0.67	$0.17

Diluted	$0.25	$0.02	$0.66	$0.17

Basic net income per common share attributable to ON Semiconductor Corporation is computed by dividing the net income attributable to ON Semiconductor Corporation by the basic weighted-average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to restricted stock units is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was zero and 0.3 million for the quarters ended September 29, 2017 and September 30, 2016, respectively, and 0.3 million and 2.3 million for the nine months ended September 29, 2017 and September 30, 2016, respectively.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

There were no repurchases of the Company’s common stock under the share repurchase program during the quarter ended September 29, 2017 as the Company focused on paying down its long-term debt. There were also no repurchases of the Company’s common stock under this program during the quarter and nine months ended September 30, 2016 as the Company focused on building up cash reserves ahead of the Company’s acquisition of Fairchild on September 19, 2016.

Information relating to the Company’s share repurchase program during the quarter and nine months ended September 29, 2017 is as follows (in millions, except per share data):

	Quarter Ended	Nine Months Ended
	September 29, 2017	September 29, 2017
Number of repurchased shares (1)(2)	—	1.6
Aggregate purchase price	$—	$25.0
Weighted-average purchase price per share (3)	$—	$15.35
Available for future purchases at September 29, 2017	$603.2	$603.2

(1)	None of these shares had been reissued or retired as of September 29, 2017, but may be reissued or retired by the Company at a later date.
(2)	Represents 1.6 million shares, totaling $25.0 million, repurchased concurrently with the issuance of the 1.625% Notes.
(3)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying unaudited consolidated financial statements. Shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon the vesting of restricted stock units to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and nine months ended September 29, 2017, was $11.4 million and $25.0 million, respectively, for which the Company withheld 0.7 million and 1.6 million shares of common stock, respectively, that were underlying the restricted stock units that vested. The amount remitted for the quarter and nine months ended September 30, 2016, was $2.2 million and $10.4 million, respectively, for which the Company withheld 0.2 million and 1.1 million shares of common stock, respectively, that were underlying the restricted stock units that vested. None of these shares had been reissued or retired as of September 29, 2017; however, these shares may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by a joint venture company, Leshan-Phoenix Semiconductor Company Limited (“Leshan”). The Company owns a majority of the outstanding equity interests in Leshan, and the Company’s investment in Leshan has been consolidated in its financial statements.

At December 31, 2016, the non-controlling interest balance was $21.8 million. This balance increased to $23.0 million as of September 29, 2017, resulting from the non-controlling interest’s $1.2 million share of the earnings for the nine months ended September 29, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, restricted stock units, stock grant awards and ESPP for the quarters and nine months ended September 29, 2017 and September 30, 2016 was comprised as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Cost of revenues	$1.4	$2.0	$4.4	$6.0
Research and development	3.2	2.9	9.6	8.3
Selling and marketing	2.8	2.6	8.8	7.2
General and administrative	9.4	6.7	29.9	20.4

Share-based compensation expense before income taxes	$16.8	$14.2	$52.7	$41.9
Related income tax benefits (1)	5.9	—	18.4	—

Share-based compensation expense, net of taxes	$10.9	$14.2	$34.3	$41.9

(1)

Recognition of related income tax benefits are the result of the adoption of ASU 2016-09 during the first quarter of 2017. Tax benefit calculated using the federal statutory rate of 35%. See Note 2: “Recent Accounting Pronouncements” for more information.

As of September 29, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested stock options granted prior to that date was less than $0.1 million, which is expected to be recognized over a weighted-average period of 6 months. As of September 29, 2017, total estimated unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested restricted stock units with time-based service conditions and performance-based vesting criteria granted prior to that date was $83.7 million, which is expected to be recognized over a weighted-average period of 1.8 years. The total intrinsic value of stock options exercised during the quarter and nine months ended September 29, 2017 was $2.3 million and $9.8 million, respectively. The Company received cash of $1.7 million and $10.9 million for the quarter and nine months ended September 29, 2017, respectively, from the exercise of stock options.

Share-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% during the quarters and nine months ended September 29, 2017 and September 30, 2016. The annualized pre-vesting forfeiture rate for restricted stock units was estimated to be 5% during the quarters and nine months ended September 29, 2017 and September 30, 2016.

Shares Available

As of September 29, 2017, there was an aggregate of 39.6 million shares of common stock available for grant under the Amended and Restated SIP and 8.9 million shares available for issuance under the ESPP. As of December 31, 2016, there was an aggregate of 19.8 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 4.9 million shares available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Stock Options

The following table presents summarized information with respect to the Company’s stock options at September 29, 2017 and changes during the nine months ended September 29, 2017 (in millions, except per share and contractual term data):

	Nine Months Ended September 29, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2016	3.3	$7.75
Granted	—	—
Exercised	(1.4)	8.08
Canceled	—	—

Outstanding at September 29, 2017	1.9	$7.50	1.37	$21.3

Exercisable at September 29, 2017	1.9	$7.50	1.37	$21.3

Additional information with respect to stock options outstanding as of September 29, 2017, with exercise prices less than or above $18.47 per share, the closing price of the Company’s common stock at September 29, 2017, is as follows (in millions, except per share data):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share
Less than $18.47	1.9	$7.50	—	$—	1.9	$7.50
Above $18.47	—	—	—	—	—	—

Total outstanding	1.9	$7.50	—	$—	1.9	$7.50

Restricted Stock Units

Restricted stock units generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. The following table presents summarized information with respect to the Company’s restricted stock units at September 29, 2017 and changes during the nine months ended September 29, 2017 (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested shares underlying restricted stock units at December 31, 2016	9.7	$10.10
Granted	4.1	15.19
Achieved	1.2	9.01
Released	(4.7)	9.63
Forfeited	(0.2)	11.86

Non-vested shares underlying restricted stock units at September 29, 2017	10.1	$12.26

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10: Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of September 29, 2017 (in millions):

Remainder of 2017	$9.7
2018	32.0
2019	27.2
2020	19.6
2021	14.3
Thereafter	57.8

Total (1)	$160.6

(1)	Excludes $16.6 million of expected sublease income.

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

The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a settlement agreement and covenant not to sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

As a result of the acquisition of AMIS, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS have included implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and cleanup at this location. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination have been detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company has worked with local authorities to implement a remediation plan and expects remaining remediation costs to be covered by insurance. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Through its acquisition of Fairchild, the Company acquired facilities in South Portland, Maine and West Jordan, Utah. These two facilities have ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although the Company may incur certain liabilities with respect to these remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Additionally, under the 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung Electronics Co., Ltd. (“Samsung”), Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

The Company was notified by the Environmental Protection Agency (“EPA”) that it has been identified as a “potentially responsible party” (“PRP”) under CERCLA in the Chemetco Superfund matter. Chemetco is a defunct reclamation services supplier that operated in Illinois at what is now a Superfund site. The Company used Chemetco for reclamation services. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. The Company has joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 29, 2017, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.4 million million of letters of credit outstanding under the Revolving Credit Facility as of September 29, 2017, which reduces the Company’s borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $5.7 million as of September 29, 2017.

As part of obtaining financing in the ordinary course of business, the Company has issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $125.1 million as of September 29, 2017. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $132.1 million as of September 29, 2017. See Note 7: “Long-Term Debt” for additional information.

Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

Indemnification Contingencies

The Company is a party to a variety of agreements entered into in the ordinary course of business pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to IP infringement, property damage (including environmental contamination), personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct or breach of representations and warranties and covenants related to such matters as title to sold assets.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability company operating agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. Section 145 of the Delaware General Corporation Law (“DGCL”) authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers under certain circumstances and subject to certain limitations. The terms of Section 145 of the DGCL are sufficiently broad to permit indemnification under certain circumstances for

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

liabilities, including reimbursement of expenses incurred, arising under the Exchange Act. As permitted by the DGCL, the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), contains provisions relating to the limitation of liability and indemnification of directors and officers. The Certificate of Incorporation eliminates the personal liability of each of the Company’s directors to the fullest extent permitted by Section 102(b)(7) of the DGCL, as it may be amended or supplemented, and provides that the Company will indemnify its directors and officers to the fullest extent permitted by Section 145 of the DGCL, as amended from time to time.

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

The Fairchild Agreement provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, the Company will: (a) indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition; (b) maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition; and (c) subject to certain qualifications, provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

Patent Litigation with Power Integrations, Inc.

There are seven outstanding civil litigation proceedings with Power Integrations, Inc. (“PI”), five of which were pending between PI and Fairchild prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also nine outstanding administrative proceedings in which the Company is challenging the validity of PI patents at the USPTO and ten outstanding administrative proceedings in which PI is challenging the validity of the Company’s patents at the USPTO.

The outcome of any litigation is inherently uncertain and difficult to predict. Any estimate or statement in this Form 10-Q regarding any reserve or the estimated range of possible losses is made solely in compliance with applicable GAAP requirements and is not a statement or admission that the Company is or should be liable in any amount, or that any arguments, motions or appeals before any Court lack merit or are subject to impeachment. To the contrary, the Company believes that it has significant and meritorious grounds for judgment in its favor with respect to all of the PI cases and that the Company’s appeals or motions currently pending at the district court level will significantly reduce or eliminate all prior adverse jury verdicts. Subject to the foregoing, as of the date of the filing of this Form 10-Q, the Company estimates its range of possible losses for all PI cases to be between approximately $4 million and $20 million.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild and its wholly owned subsidiary, Fairchild Semiconductor Corporation, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed four PI U.S. patents and seeking a permanent injunction preventing Fairchild from manufacturing, selling or offering the products for sale in the United States, or from importing the products into the United States, as well as money damages for past infringement. In October 2006, a jury returned a verdict finding that 33 of Fairchild’s PWM products willfully infringed one or more of seven claims asserted in the four patents and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated substantially all of the damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States have since denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $500,000 to $750,000 worth of sales and imports of affected products, and this case remains in the District Court of Delaware on this basis. The Company believes that damages on the basis of that level of infringing activity would not be material. PI has further requested the lower court to reinstate the earlier judgment of willful infringement, and that request remains pending with the court.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, Fairchild Semiconductor Corporation and its wholly owned subsidiary, System General Corporation (now named Fairchild (Taiwan) Corporation), alleging infringement of three patents. Of the three patents asserted in this lawsuit, two had been asserted against Fairchild and Fairchild Semiconductor Corporation in the October 2004 lawsuit described above. In 2011, PI added a fourth patent to this case. On October 14, 2008, Fairchild Semiconductor Corporation and System General Corporation filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PWM integrated circuit products infringe one or more of two U.S. patents owned by System General Corporation. The lawsuit sought monetary damages and an injunction preventing the manufacture, use, sale, offer for sale or importation of PI products found to infringe the asserted patents. The lawsuits were consolidated and heard

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild (Taiwan) Corporation and upheld the validity of both of the Fairchild (Taiwan) Corporation patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents. On June 30, 2014, the court issued an order enjoining Fairchild from making, using, selling, offering to sell or importing into the United States the products found to infringe the PI patents as well as certain products that were similar to the products found to infringe. Willfulness and damages will be determined in the next phase of the case. Fairchild and PI appealed the liability phase of this trial to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild (Taiwan) Corporation patent, and remanded the case back to the lower court for further proceedings consistent with these rulings. The Company expects a re-trial on the remaining issues in 2018.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. A trial was held in February 2014 on two PI patents and one Fairchild patent. In March 2014, the jury found that Fairchild willfully infringed both PI patents, awarding PI $105.0 million in damages and finding that PI did not infringe the Fairchild patent. Both parties filed various post-trial motions, which were denied by the court with the exception of Fairchild’s motion to set aside the jury’s determination that it acted willfully. In September 2014, the court granted Fairchild’s motion and determined that, as a matter of law, Fairchild’s actions were not willful. Fairchild continued to challenge several other aspects of the verdict during post-trial review. Specifically, Fairchild asserted that the damages award included legal and evidentiary defects that were inconsistent with recent rulings by the U.S. Court of Appeals for the Federal Circuit. In November 2014, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. In February 2015, the court denied PI’s request to enjoin the Fairchild products that were found to infringe, finding, among other things, that the evidence at trial failed to establish a causal connection between the alleged harm and the alleged infringement. The court ruled that PI could request an injunction after the second trial on damages, but PI has since indicated that it no longer intends to pursue a permanent injunction. The second damages trial was held in December 2015. In December 2015, a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the verdict on several grounds, including several that are similar to challenges to the earlier damages verdict in the case, and the court ruled against Fairchild on these motions and awarded PI approximately $7.0 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court for the enhanced damages and attorneys’ fees in January 2016, and Fairchild opposed that motion. On January 23, 2017 the court reinstated the jury’s willful infringement finding from March 2014, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit with respect to the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. The appeal briefing is complete, and the parties are currently waiting for the Federal Circuit to schedule oral arguments. On May 26, 2017, the district court ordered Fairchild to obtain a bond for the judgment pending appeal, and on June 22, 2017, the district court accepted Fairchild’s bond and stayed execution of judgment. All claims of the two PI patents found to be infringed by Fairchild are also under review in already-instituted inter partes administrative proceedings at the USPTO. On September 22, 2017, the USPTO issued a Final Written Decision regarding one of the patents at issue in this litigation, which held that all of the claims asserted by PI in this litigation are unpatentable. On October 18, 2017, the USPTO issued a Final Written Decision regarding the administrative proceeding for the other patent at issue in this litigation, which held that all of the claims from the patent asserted by PI in this litigation are unpatentable. PI may appeal the USPTO’s Final Written Decision regarding the unpatentability of those claims. The impact of the USPTO’s Final Written Decisions on the district court judgment is uncertain at this stage of the proceedings.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware. The lawsuit accuses PI’s LinkSwitch-PH LED power conversion products of violating three of Fairchild’s patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, and PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In June 2015, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the district court vacated the jury’s finding that PI infringed Fairchild’s patent. The court has yet to enter a final judgment in this case due to continued overlapping legal issues from the appellate decision in the 2008 Delaware case.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Power Integrations v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California, alleging Fairchild’s switch mode power supply products willfully infringed two PI patents related to frequency jitter and light load frequency reduction. In the complaint, PI is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. Fairchild answered and counterclaimed, alleging infringement by PI of four Fairchild patents related to aspects of PI’s power conversion products. PI has asked the USPTO to institute inter partes administrative proceedings on certain of the asserted claims of Fairchild’s patents. The lawsuit is in its earliest stages and has been stayed pending the outcome of the Company’s administrative challenges to the two PI patents asserted against Fairchild.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 5:16-cv-06371-BLF and 5:17-cv-03189): This lawsuit was initiated by PI in 2016 in the U.S. District Court for the Northern District of California against the Company and SCI LLC (collectively, “ON Semi”), alleging infringement of six PI patents. Of the six PI patents asserted in this lawsuit, two overlap with ON Semi’s declaratory judgment claims in its August 2016 lawsuit in Arizona (which has since been consolidated with this lawsuit) and are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. In the complaint, PI alleges infringement and seeks a permanent injunction, unspecified damages, treble damages and an accounting of costs and fees.

On August 11, 2016, ON Semi, filed a lawsuit against PI in the U.S. District Court for the District of Arizona (August 11, 2016, Arizona, 2:16-cv-02720-BLF). In the Arizona lawsuit, ON Semi asserted claims of patent infringement on six of its patents related to aspects of PI’s power conversion products. In the complaint, ON Semi sought a permanent injunction, unspecified damages, a trebling of damages and an accounting of costs and fees. The Arizona lawsuit also sought a claim for a declaratory judgment for ON Semi of non-infringement of three of PI’s patents. All three of the PI patents at issue in the declaratory judgment claims are subject to ON Semi’s administrative challenges to those patents currently pending at the USPTO. PI moved to dismiss the Arizona lawsuit for lack of jurisdiction and venue or, alternatively, to transfer the Arizona lawsuit to the Northern District of California based on this lawsuit. On June 6, 2017, the Arizona court transferred the Arizona lawsuit to the Northern District of California, where it has since been consolidated with this lawsuit. As such, the Arizona action is no longer active.

On August 14, 2017, ON Semi amended its complaint filed this consolidation action to assert claims of patent infringement on eight of its patents related to aspects of PI’s power conversion products. ON Semi continues to seek a permanent injunction, unspecified damages, treble damages and an accounting of costs and fees. ON Semi’s amended complaint also seeks a declaratory judgment for ON Semi for non-infringement and invalidity of one of PI’s patents. The lawsuit is in its earliest stages.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (March 9, 2017, District of Delaware, 1:17-cv-00247-LPS-CJB): ON Semi filed a lawsuit against PI in the U.S. District Court for the District of Delaware, asserting asserted claims of patent infringement on six of its patents directed to aspects of PI’s InnoSwitch family of products. In the complaint, ON Semi is seeking a permanent injunction, unspecified damages, treble damages and an accounting of costs and fees. PI answered ON Semi’s complaint on September 29, 2017 and asserted counterclaims alleging infringement by ON Semi of seven PI patents, certain of which are subject to various invalidity proceedings, including ON Semi’s administrative challenges described below as well as a previous reexamination filed by Fairchild. ON Semi has not yet answered PI’s counterclaims in this case. The lawsuit is in its earliest stages.

Administrative Challenges to PI’s Patents

Between March and August 2016, SCI LLC petitioned the USPTO to institute 12 inter partes reviews, each requesting cancellation of certain claims of six patents owned by PI that have been asserted against the Company, SCI LLC and Fairchild. The USPTO has instituted an inter partes trial, has indicated that SCI LLC is likely to prevail in showing that the challenged claims are unpatentable in nine out of the 12 petitions it has reviewed. SCI LLC expects that each inter partes review proceeding will terminate in a Final Written Decision on the patentability of the challenged claims for which review has or will be instituted within one year from institution. On September 22, 2017, the USPTO issued a Final Written Decision for the first of the nine instituted proceedings, which held that all of the claims challenged in that proceeding are unpatentable. On October 18, 2017, the USPTO issued another Final Written Decision for the second of the nine instituted proceedings, which also held that all of the claims challenged in that proceeding are unpatentable. PI may appeal the USPTO’s Final Written Decision regarding the unpatentability of those claims. The impact of the USPTO’s Final Written Decision on the district court cases described above is uncertain at this stage of the proceedings. The Company expects Final Written Decisions for the remaining seven instituted proceedings to be issued in the first quarter of 2018.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Between May and August 2017, PI petitioned the USPTO to institute 10 inter parties reviews, each requesting cancellation of certain claims of seven patents owned by ON Semi that have been asserted against PI. The USPTO has not yet issued any decisions regarding the merits of PI’s administrative challenges to ON Semi’s patents.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017, and the Court has not yet rendered a verdict. Although Acbel is seeking damages of approximately $17.0 million, the Company is vigorously defending the lawsuit and believes that it has strong defenses.

Intellectual Property Matters

The Company faces risk to exposure from claims of infringement of the IP rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. These threats may seek that the Company make royalty payments, stop use of such rights, or other remedies.

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

Summarized information with respect to certain of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2017 and December 31, 2016 is as follows (in millions):

		Fair Value Measurements as of September 29, 2017
Description	Balance as of September 29, 2017	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents:
Demand and time deposits	$20.8	$20.8	$—	$—
Money market funds	0.3	0.3	—	—
Liabilities:
Contingent consideration	6.5	—	—	6.5

		Fair Value Measurements as of December 31, 2016
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$67.2	$67.2	$—	$—
Money market funds	30.3	30.3	—	—
Liabilities:
Contingent consideration	4.5	—	—	4.5

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) as of September 29, 2017 and December 31, 2016 are as follows (in millions):

	September 29, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,070.1	$1,489.7	$953.6	$1,160.9
Long-term debt	$1,832.0	$1,849.9	$2,616.3	$2,731.5

The fair value of the Company’s 1.00% Notes, 1.625% Notes and Term Loan “B” Facility were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) as of September 29, 2017 and December 31, 2016.

Cost Method Investments

Investments in equity securities that do not qualify for fair value accounting are accounted for under the cost method. Accordingly, the Company accounts for investments in companies that it does not control, or have significant influence over, under the cost method, as applicable. If a decline in the fair value of a cost method investment is determined to be other than temporary, an impairment charge is recorded, and the carrying value of the cost method investment is reduced to fair value. The Company evaluates all of its cost method investments for impairment; however, it is not required to determine the fair value of its investment unless impairment indicators are present.

As of September 29, 2017 and December 31, 2016, the Company’s cost method investments had a carrying value of $12.6 million and $12.3 million, respectively.

On October 10, 2017, ON Semiconductor and Fujitsu Semiconductor Limited (“Fujitsu”) announced that ON Semiconductor will purchase a 30 percent incremental share of Fujitsu’s 8-inch wafer fab in Aizu-Wakamatsu, resulting in a 40 percent ownership when the purchase is completed, at which time the Company would pay a purchase price of approximately $18.0 million in cash. The purchase is scheduled to be completed on April 1, 2018 (the “second closing date”), subject to certain regulatory approvals and other customary closing conditions. The Company will be required to increase its ownership to 60 percent between one and three months following the second closing date (the “third closing date”) and will be required to increase its ownership to 100 percent between nine and 21 months following the third closing date.

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

As of September 29, 2017 and December 31, 2016, the Company had net outstanding foreign exchange contracts with notional amounts of $167.0 million and $95.9 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following summarizes the Company’s net foreign exchange positions in U.S. dollars as of September 29, 2017 and December 31, 2016 (in millions):

	September 29, 2017		December 31, 2016
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(47.7)	$47.7	$(25.4)	$25.4
Japanese Yen	(47.7)	47.7	(33.7)	33.7
Philippine Peso	23.5	23.5	15.8	15.8
Other Currencies - Buy	34.0	34.0	(6.1)	6.1
Other Currencies - Sell	(14.1)	14.1	14.9	14.9

	$(52.0)	$167.0	$(34.5)	$95.9

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of September 29, 2017, the counterparties to the Company’s foreign currency hedge contracts as well as the cash flow hedges described below are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended September 29, 2017 and September 30, 2016, realized and unrealized foreign currency transactions totaled a $2.6 million gain and a $0.5 million loss, respectively. For the nine months ended September 29, 2017 and September 30, 2016, realized and unrealized foreign currency transactions totaled a $5.4 million loss and a $3.8 million loss, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

For each of the quarter and nine months ended September 29, 2017, the Company recorded a net loss of zero, and for the quarter and nine months ended September 30, 2016, the Company recorded a net loss of zero and $0.2 million, respectively, in all cases associated with cash flow hedges recognized as a component of cost of revenues.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with the Term Loan “B” Facility. The Company does not use such swap contracts for speculative or trading purposes.

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totaling $500.0 million (effective as of January 11, 2017), $750.0 million (effective as of December 30, 2017) and $1.0 billion (effective as of January 1, 2019) with expiry dates of December 29, 2017, December 31, 2018 and December 31, 2019, respectively. These agreements effectively hedge some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company has performed an effectiveness assessment and concluded that there is no ineffectiveness during the quarter and nine months ended September 29, 2017. As of September 29, 2017, the aggregate notional value of the interest rate swap contracts was $500.0 million.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company did not have any interest rate swap contracts outstanding during the quarter and nine months ended September 30, 2016.

See Note 14: “Changes in Accumulated Other Comprehensive Loss” for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Company’s Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 29, 2017.

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

ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur. The Company’s effective tax rate for the quarter ended September 29, 2017 was 35.3%, including the discrete benefit resulting from ASU 2016-09.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $5.3 million and $4.7 million of net interest and penalties accrued at September 29, 2017 and September 30, 2016, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $9.0 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years 2013 and prior are generally not subject to examination by the Internal Revenue Services (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for years 2012 and prior. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2006. The Company is currently under audit in the following significant jurisdictions: China, Malaysia, Philippines, Singapore and Vietnam.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the nine months ended September 29, 2017 are as follows (net of tax benefit of $0.2, in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2016	$(50.2)	$—	$(50.2)

Other comprehensive income (loss) prior to reclassifications (1) (2)	6.9	(0.6)	6.3
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1

Net current period other comprehensive income (loss)	6.9	(0.5)	6.4

Balance as of September 29, 2017	$(43.3)	$(0.5)	$(43.8)

(1)	Foreign currency translation adjustments are net of tax of zero for the nine months ended September 29, 2017.
(2)	Effects of cash flow hedges are net of tax of $0.3 million of tax benefit for the nine months ended September 29, 2017.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the quarters and nine months ended September 29, 2017 and September 30, 2016, respectively, were as follows (net of tax of zero, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016	Statement of Operations and Comprehensive Income Line Item
Foreign currency hedges	$—	$—	$—	$0.2	Cost of revenues
Interest rate swaps	(0.3)	—	(0.1)	—	Other income and expense

Total reclassifications	$(0.3)	$—	$(0.1)	$0.2

Note 15: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company’s non-cash activities along with cash payments for interest and income taxes are as follows (in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016
Non-cash activities:
Debt issuance costs paid directly from escrow accounts	$—	$46.0
Capital expenditures in accounts payable and other liabilities	$213.4	$88.3
Cash (received) paid for:
Interest income	$(1.8)	$(3.8)
Interest expense	$67.4	$72.7
Income taxes	$48.9	$19.1

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

Each of the Company’s major product lines has been examined, and each product line has been assigned to a reportable segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenues reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenues from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

Revenues and gross profit for the Company’s reportable segments for the quarters and nine months ended September 29, 2017 and September 30, 2016 are as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For the quarter ended September 29, 2017:
Revenues from external customers	$706.4	$491.6	$192.9	$1,390.9
Gross profit	$244.1	$208.3	$81.0	$533.4
For the quarter ended September 30, 2016:
Revenues from external customers	$407.8	$363.1	$180.0	$950.9
Gross profit	$142.2	$144.4	$57.4	$344.0

For the nine months ended September 29, 2017:
Revenues from external customers	$2,121.6	$1,463.7	$580.3	$4,165.6
Gross profit	$716.7	$613.5	$223.4	$1,553.6
For the nine months ended September 30, 2016:
Revenues from external customers	$1,088.4	$1,012.0	$545.5	$2,645.9
Gross profit	$361.9	$404.1	$179.9	$945.9

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
Gross profit for reportable segments	$533.4	$344.0	$1,553.6	$945.9
Less: unallocated manufacturing costs	(9.2)	(15.0)	(34.0)	(33.5)

Consolidated Gross profit	$524.2	$329.0	$1,519.6	$912.4

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2017	September 30, 2016	September 29, 2017	September 30, 2016
United States	$171.3	$140.7	$560.2	$421.1
Japan	110.4	85.3	321.4	251.2
Hong Kong	477.6	258.9	1,394.9	654.0
Singapore	360.7	281.4	1,038.6	783.8
United Kingdom	154.1	132.4	472.9	407.6
Other	116.8	52.2	377.6	128.2

	$1,390.9	$950.9	$4,165.6	$2,645.9

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of September 29, 2017	As of December 31, 2016
United States	$551.2	$548.1
Korea	376.3	385.9
Malaysia	233.1	224.0
Philippines	416.7	381.7
China	243.3	217.7
Other	417.6	401.7

	$2,238.2	$2,159.1

For the quarters ended September 29, 2017 and September 30, 2016, there were no individual customers, including distributors, which accounted for 10% or more of the Company’s total consolidated revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”), filed with the SEC on February 28, 2017, and our unaudited consolidated financial statements for the fiscal quarter ended September 29, 2017, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2016 Form 10-K.

Company Highlights for the Quarter Ended September 29, 2017

•	Total revenues of approximately $1,390.9 million

•	Gross margin of approximately 37.7%

•	Net income of $0.25 per diluted share

•	Cash and cash equivalents of approximately $901.2 million

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 2.8% through 2020. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

Business Overview

ON Semiconductor is driving innovation in energy efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing, optoelectronics and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including a leadership position in image sensors, optical image stabilization and auto focus devices, provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT, and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. Our extensive product portfolio consisted of approximately 94,000 products as of September 29, 2017 and we shipped approximately 55.0 billion units during the nine months ended September 29, 2017, as compared to 42.0 billion units during the nine months ended September 30, 2016.

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

We believe that this acquisition created a semiconductor leader in power solutions and products with strong capabilities in a rapidly consolidating semiconductor industry. Ultimately, we believe that the combination of Fairchild operations with our own will continue to provide complementary product lines to offer customers the full spectrum of high, medium and low voltage products, and we will continue to pioneer technology and design innovation in efficient energy consumption to help our customers achieve success and drive value for our partners and employees around the world. We believe the acquisition also has expanded our footprint in wireless communication products, particularly in high efficiency power conversions and USB type C communication and power delivery.

Segments

During the third quarter of 2016, we realigned our business into three operating segments, which also represent our three reporting segments, to optimize efficiencies resulting from the acquisition of Fairchild: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. Each of our major product lines has been assigned to a segment based on our operating strategy.

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

We have historically taken significant actions to align our overall cost structure with our expected revenue levels by focusing on synergies-related cost reductions arising from each of our acquisitions. See “Restructuring, Asset Impairments and Other, Net” under the heading “Results of Operations — Quarter Ended September 29, 2017 compared to the Quarter Ended September 30, 2016 — Other Operating Expenses” and “Results of Operations — Nine Months Ended September 29, 2017 compared to the Nine Months Ended September 30, 2016 — Other Operating Expenses” below related to our current programs.

Outlook

ON Semiconductor Third Quarter 2017 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,325 to $1,375 million in the fourth quarter of 2017. Backlog levels for the fourth quarter of 2017 represent approximately 80% to 85% of our anticipated fourth quarter 2017 revenues. For the fourth quarter of 2017, we estimate that gross margin as a percentage of revenues will be approximately 36.3% to 38.3%.

Statements related to our outlook for the third quarter of 2017 are based on our current expectations, forecasts, estimates and assumptions. Such statements involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. See Item 1A .“Risk Factors” for additional information.

Results of Operations

Quarter Ended September 29, 2017 compared to the Quarter Ended September 30, 2016

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the quarters ended September 29, 2017 and September 30, 2016 (in millions):

	Quarter Ended
	September 29, 2017	September 30, 2016	Dollar Change
Revenues	$1,390.9	$950.9	$440.0
Cost of revenues (exclusive of amortization shown below)	866.7	621.9	244.8

Gross profit	524.2	329.0	195.2
Operating expenses:
Research and development	150.9	111.5	39.4
Selling and marketing	78.6	56.7	21.9
General and administrative	68.9	67.6	1.3
Amortization of acquisition-related intangible assets	37.3	24.7	12.6
Restructuring, asset impairments and other, net	9.7	21.8	(12.1)
Intangible asset impairment	1.5	—	1.5

Total operating expenses	346.9	282.3	64.6

Operating income	177.3	46.7	130.6

Other (expense) income, net:
Interest expense	(34.9)	(46.7)	11.8
Interest income	0.7	1.4	(0.7)
Gain on divestiture of business	12.5	92.2	(79.7)
Licensing income	21.5	—	21.5
Loss on debt refinancing and prepayment	(6.7)	(6.3)	(0.4)
Other expense	(2.1)	—	(2.1)

Other (expense) income, net	(9.0)	40.6	(49.6)

Income before income taxes	168.3	87.3	81.0
Income tax provision	(59.4)	(76.7)	17.3

Net income	108.9	10.6	98.3
Less: Net income attributable to non-controlling interest	(0.2)	(0.5)	0.3

Net income attributable to ON Semiconductor Corporation	$108.7	$10.1	$98.6

Revenues

Revenues were $1,390.9 million and $950.9 million for the quarters ended September 29, 2017 and September 30, 2016, respectively, representing an increase of $440.0 million, or approximately 46%. The increase is primarily attributed to an increase in revenues in our Power Solutions and Analog Solutions Groups, which was primarily due to contributions from Fairchild.

Revenues by reportable segment for the quarters ended September 29, 2017 and September 30, 2016 were as follows (dollars in millions):

	Quarter Ended September 29, 2017	As a % of Total Revenues (1)	Quarter Ended September 30, 2016	As a % of Total Revenues (1)
Power Solutions Group	$706.4	50.8%	$407.8	42.9%
Analog Solutions Group	491.6	35.3%	363.1	38.2%
Image Sensor Group	192.9	13.9%	180.0	18.9%

Total revenues	$1,390.9		$950.9

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group increased by $298.6 million, or approximately 73%, for the quarter ended September 29, 2017 compared to the quarter ended September 30, 2016. This increase was primarily attributable to the acquisition of Fairchild which had revenues across various products within this segment. For the combined company, revenues from our TMOS products increased $123.2 million, or approximately 143%, revenues from our discrete products increased by $81.7 million, or approximately 53%, revenues from our IPM products increased by $44.4 million, or approximately 130%, and revenues from our new Optoelectronics products were $17.7 million.

Revenues from the Analog Solutions Group increased by $128.5 million, or approximately 35%, for the quarter ended September 29, 2017 compared to the quarter ended September 30, 2016. This increase is primarily attributable to the acquisition of Fairchild which had revenues across various products within this segment. For the combined company, revenues from our analog products increased by $103.8 million, or approximately 83%, and revenues from our TMOS products increased by $11.6 million, or approximately 108%.

Revenues from the Image Sensor Group increased by $12.9 million, or approximately 7%, for the quarter ended September 29, 2017 compared to the quarter ended September 30, 2016. This increase is primarily attributable to a $17.0 million, or approximately 12% increase in revenues from our CMOS Images Sensor products, partially offset by a $5.0 million, or approximately 41% decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the quarters ended September 29, 2017 and September 30, 2016, are summarized as follows (dollars in millions):

	Quarter Ended September 29, 2017	As a % of Total Revenues (1)	Quarter Ended September 30, 2016	As a % of Total Revenues (1)
United States	$171.3	12.3%	$140.7	14.8%
Japan	110.4	7.9%	85.3	9.0%
Hong Kong	477.6	34.3%	258.9	27.2%
Singapore	360.7	25.9%	281.4	29.6%
United Kingdom	154.1	11.1%	132.4	13.9%
Other	116.8	8.4%	52.2	5.5%

Total	$1,390.9		$950.9

(1)	Certain amounts may not total due to rounding of individual amounts.

For the quarters ended September 29, 2017 and September 30, 2016, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the quarters ended September 29, 2017 and September 30, 2016 was as follows (dollars in millions):

	Quarter Ended September 29, 2017	As a % of Segment Revenues (1)	Quarter Ended September 30, 2016	As a % of Segment Revenues (1)

Power Solutions Group	$244.1	34.6%	$142.2	34.9%
Analog Solutions Group	208.3	42.4%	144.4	39.8%
Image Sensor Group	81.0	42.0%	57.4	31.9%

Gross profit for reportable segment	$533.4		$344.0
Unallocated manufacturing costs	(9.2)	(0.7)%	(15.0)	(1.6)%

Consolidated gross profit	$524.2	37.7%	$329.0	34.6%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $524.2 million for the quarter ended September 29, 2017 compared to $329.0 million for the quarter ended September 30, 2016. The gross profit increase of $195.2 million, or approximately 59%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included contributions from the acquired Fairchild business.

Gross profit as a percentage of revenues increased to approximately 37.7% for the quarter ended September 29, 2017 from approximately 34.6% for the quarter ended September 30, 2016. The increase was primarily due to contributions from the acquired Fairchild business, higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $150.9 million for the quarter ended September 29, 2017, compared to $111.5 million for the quarter ended September 30, 2016, representing an increase of $39.4 million, or approximately 35%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

Selling and marketing expenses were $78.6 million for the quarter ended September 29, 2017, compared to $56.7 million for the quarter ended September 30, 2016, representing an increase of $21.9 million, or approximately 39%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

General and administrative expenses were $68.9 million for the quarter ended September 29, 2017, compared to $67.6 million in the quarter ended September 30, 2016, representing an increase of $1.3 million, or approximately 2%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company, partially offset by a significant decrease in acquisition-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $37.3 million and $24.7 million for the quarters ended September 29, 2017 and September 30, 2016, respectively, representing an increase of $12.6 million, or approximately 51%. This increase was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $9.7 million for the quarter ended September 29, 2017 compared to $21.8 million for the quarter ended September 30, 2016.

See Note 5: “Restructuring, Asset Impairments and Other, Net” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Intangible Asset Impairment

During the quarter ended September 29, 2017 we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $1.5 million.

Interest Expense

Interest expense decreased by $11.8 million to $34.9 million during the quarter ended September 29, 2017 compared to $46.7 million during the quarter ended September 30, 2016 due to a reduction in the underlying interest rates for the Term Loan “B” Facility and repayments of outstanding balances. Our average gross long-term debt balance (including current maturities) for the quarter ended September 29, 2017 was $3,299.2 million at a weighted-average interest rate of approximately 4.2%, compared to $3,741.7 million at a weighted-average interest rate of approximately 5.0% for the quarter ended September 30, 2016.

Gain on Divestiture of Business

Gain on divestiture of business was $12.5 million and $92.2 million for the quarters ended September 29, 2017 and September 30, 2016, respectively, representing a decrease of $79.7 million.

On September 29, 2017, we sold Xsens Holding B.V. to mCube for cash consideration of $26.0 million and recorded a gain of $12.5 million, after writing off the carrying value of the assets and liabilities sold of $7.0 million and goodwill of $6.5 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

On August 29, 2016, we sold two lines of business for $104.0 million in cash and recorded a gain of $92.2 million, after transferring inventory of $4.1 million to Littelfuse, Inc., writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future.

Licensing Income

Licensing income was $21.5 million for the quarter ended September 29, 2017, due to payments received under an asset purchase agreement with HSET Electronic Tech (Hong Kong) Limited to sell inventory and license patents related to its Mobile CIS business for $75 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was $6.7 million for the quarter ended September 29, 2017 compared to $6.3 million for the quarter ended September 30, 2016.

During the quarter ended September 29, 2017, we prepaid $200 million of borrowings under the Term Loan “B” facility and expensed $6.7 million of unamortized debt discount and issuance costs attributed to the partial pay down as loss on debt prepayment.

During the quarter ended September 30, 2016, upon the execution of the First Amendment (as defined below) to the Credit Agreement (as defined below), we recorded a debt extinguishment charge of $4.7 million. Additionally, the termination and replacement of the Company’s prior senior revolving credit facility by the Revolving Credit Facility resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs.

Other

Other expense increased by $2.1 million to $2.1 million for the quarter ended September 29, 2017 compared to $0.0 million for the quarter ended September 30, 2016, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact of our hedging activity and an adjustment to contingent consideration.

Provision for Income Taxes

We recorded an income tax provision of $59.4 million and $76.7 million during the quarters ended September 29, 2017 and September 30, 2016, respectively.

The income tax provision for the quarter ended September 29, 2017 consisted primarily of $63.8 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by a discrete benefit of $4.7 million relating to equity award excess tax benefits.

The income tax provision for the quarter ended September 30, 2016 consisted primarily of $33.0 million for income and withholding taxes of certain of our foreign and domestic operations, $0.3 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, and a discrete expense of $310.8 million relating to a change in our prior years’ indefinite reinvestment assertion, partially offset by a discrete benefit of $267.4 million for a release in our U.S. federal valuation allowance.

Our effective tax rate for the quarter ended September 29, 2017 was 35.3%.

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

Results of Operations

Nine Months Ended September 29, 2017 compared to the Nine Months Ended September 30, 2016

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements for the nine months ended September 29, 2017 and September 30, 2016 (in millions):

	Nine Months Ended
	September 29, 2017	September 30, 2016	Dollar Change
Revenues	$4,165.6	$2,645.9	$1,519.7
Cost of revenues (exclusive of amortization shown below)	2,646.0	1,733.5	912.5

Gross profit	1,519.6	912.4	607.2
Operating expenses:
Research and development	436.4	312.5	123.9
Selling and marketing	235.6	158.6	77.0
General and administrative	213.9	158.1	55.8
Amortization of acquisition-related intangible assets	95.0	71.9	23.1
Restructuring, asset impairments and other, net	16.1	28.7	(12.6)
Intangible asset impairment	7.7	2.2	5.5

Total operating expenses	1,004.7	732.0	272.7

Operating income	514.9	180.4	334.5

Other (expense) income, net:
Interest expense	(108.0)	(104.4)	(3.6)
Interest income	1.8	3.8	(2.0)
Gain on divestiture of business	12.5	92.2	(79.7)
Licensing income	45.4	—	45.4
Loss on debt refinancing and prepayment	(32.9)	(6.3)	(26.6)
Other expense	(7.2)	(3.3)	(3.9)

Other expense, net	(88.4)	(18.0)	(70.4)

Income before income taxes	426.5	162.4	264.1
Income tax provision	(144.5)	(89.6)	(54.9)

Net income	282.0	72.8	209.2
Less: Net income attributable to non-controlling interest	(1.2)	(1.6)	0.4

Net income attributable to ON Semiconductor Corporation	$280.8	$71.2	$209.6

Revenues

Revenues were $4,165.6 million and $2,645.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively, representing an increase of $1,519.7 million, or approximately 57%. The increase is primarily attributed to an increase in revenues in our Power Solutions and Analog Solutions Groups, which was primarily due to contributions from Fairchild and $155.1 million in revenues due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. See Note 1: “Background and Basis of Presentation” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further details.

Revenues by reportable segment for the nine months ended September 29, 2017 and September 30, 2016 were as follows (dollars in millions):

	Nine Months Ended September 29, 2017	As a % of Total Revenues (1)	Nine Months Ended September 30, 2016	As a % of Total Revenues (1)
Power Solutions Group	$2,121.6	50.9%	$1,088.4	41.1%
Analog Solutions Group	1,463.7	35.1%	1,012.0	38.2%
Image Sensor Group	580.3	13.9%	545.5	20.6%

Total revenues	$4,165.6		$2,645.9

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group increased by $1,033.2 million, or approximately 95%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. This increase was primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $107.8 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. For the combined company, revenues from our TMOS products increased $394.8 million, or approximately 186%, revenues from our discrete products increased by $237.7 million, or approximately 56%, revenues from our IPM products increased $141.1 million, or approximately 185%, revenues from our standard logic products increased $37.6 million, or approximately 62%, and revenues from our new Optoelectronics products were $57.0 million.

Revenues from the Analog Solutions Group increased by $451.7 million, or approximately 45%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. This increase is primarily attributable to the acquisition of Fairchild, which had revenues across various products within this segment, as well as $42.1 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017. For the combined company, revenues from our analog products increased by $325.3 million, or approximately 103%, revenues from our TMOS products increased by $34.6 million, or approximately 107%, and revenues from our ASIC products increased by $33.1 million, or approximately 8%.

Revenues from the Image Sensor Group increased by $34.8 million, or approximately 6%, for the nine months ended September 29, 2017 compared to the nine months ended September 30, 2016. This increase is primarily attributable to a $32.9 million, or approximately 8% increase in revenues from our CMOS Images Sensor products, a $8.2 million, or approximately 10% increase in revenues from our ASIC products, $5.1 million due to the change in revenue recognition on distributor sales during the quarter ended March 31, 2017, partially offset by a $11.3 million, or approximately 31% decrease in revenues from our LSI products.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country for the nine months ended September 29, 2017 and September 30, 2016, are summarized as follows (dollars in millions):

	Nine Months Ended September 29, 2017	As a % of Total Revenues (1)	Nine Months Ended September 30, 2016	As a % of Total Revenues (1)
United States	$560.2	13.4%	$421.1	15.9%
Japan	321.4	7.7%	251.2	9.5%
Hong Kong	1,394.9	33.5%	654.0	24.7%
Singapore	1,038.6	24.9%	783.8	29.6%
United Kingdom	472.9	11.4%	407.6	15.4%
Other	377.6	9.1%	128.2	4.8%

Total	$4,165.6		$2,645.9

(1)	Certain amounts may not total due to rounding of individual amounts.

For the nine months ended September 29, 2017 and September 30, 2016, we had no single customer that accounted for 10% or more of our total revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for the nine months ended September 29, 2017 and September 30, 2016 was as follows (dollars in millions):

	Nine Months Ended September 29, 2017	As a % of Segment Revenues (1)	Nine Months Ended September 30, 2016	As a % of Segment Revenues (1)
Power Solutions Group	$716.7	33.8%	$361.9	33.3%
Analog Solutions Group	613.5	41.9%	404.1	39.9%
Image Sensor Group	223.4	38.5%	179.9	33.0%

Gross profit for reportable segment	$1,553.6		$945.9
Unallocated manufacturing costs	(34.0)	(0.8)%	(33.5)	(1.3)%

Consolidated gross profit	$1,519.6	36.5%	$912.4	34.5%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $1,519.6 million for the nine months ended September 29, 2017 compared to $912.4 million for the nine months ended September 30, 2016. The gross profit increase of $607.2 million, or approximately 67%, is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group, which included contributions from the acquired Fairchild business as well as $59.0 million due to the change in the revenue recognition on distributor sales during the quarter ended March 31, 2017.

Gross profit as a percentage of revenues increased to approximately 36.5% in the nine months ended September 29, 2017 from approximately 34.5% for the nine months ended September 30, 2016. Excluding the impact of the change in the revenue recognition on distributor sales, the gross profit for the first nine months of 2017 was 36.4%. The increase was primarily due to contributions from the acquired Fairchild business, higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $436.4 million for the nine months ended September 29, 2017, compared to $312.5 million for the nine months ended September 30, 2016, representing an increase of $123.9 million, or approximately 40%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

Selling and marketing expenses were $235.6 million for the nine months ended September 29, 2017, compared to $158.6 million for the nine months ended September 30, 2016, representing an increase of $77.0 million, or approximately 49%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company.

General and administrative expenses were $213.9 million for the nine months ended September 29, 2017, compared to $158.1 million in the nine months ended September 30, 2016, representing an increase of $55.8 million, or approximately 35%. This increase was primarily due to the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined Company, partially offset by a decrease in acquisition-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $95.0 million and $71.9 million for the nine months ended September 29, 2017 and September 30, 2016, respectively, representing a increase of $23.1 million, or approximately 32%. This increase was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition partially offset by the declining amortization of our Aptina intangible assets.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $16.1 million for the nine months ended September 29, 2017 compared to $28.7 million for the nine months ended September 30, 2016.

See Note 5: “Restructuring, Asset Impairments and Other, Net” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Intangible Asset Impairment

During the nine months ended September 29, 2017 and September 30, 2016, we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $7.7 million and $2.2 million, respectively.

Interest Expense

Interest expense increased by $3.6 million to $108.0 million during the nine months ended September 29, 2017 compared to $104.4 million during the nine months ended September 30, 2016. We expect interest expense to remain material in future periods as we service the debt we incurred in connection with the Fairchild Transaction. Our average gross long-term debt balance (including current maturities) for the nine months ended September 29, 2017 was $3,499.0 million at a weighted-average interest rate of approximately 4.1%, compared to $2,673.6 million at a weighted-average interest rate of approximately 5.2% for the nine months ended September 30, 2016. The reduction in the underlying interest rates were offset by a higher outstanding balance.

Gain on Divestiture of Business

Gain on divestiture of business was $12.5 million and $92.2 million for the quarters ended September 29, 2017 and September 30, 2016, respectively, representing a decrease of $79.7 million.

On September 29, 2017, we sold Xsens Holding B.V. to mCube for cash consideration of $26.0 million and recorded a gain of $12.5 million, after writing off the carrying value of the assets and liabilities sold of $7.0 million and goodwill of $6.5 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

On August 29, 2016, we sold two lines of business for $104.0 million in cash and recorded a gain of $92.2 million, after transferring inventory of $4.1 million to Littelfuse, Inc., writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future.

Licensing Income

Licensing income was $45.4 million for the nine months ended September 29, 2017 compared to $0.0 million for the nine months ended September 30, 2016, due to payments received under an asset purchase agreement with HSET Electronic Tech (Hong Kong) Limited to sell inventory and license patents related to its Mobile CIS business for $75 million. See Note 3: “Acquisitions and Divestitures” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was $32.9 million for the nine months ended September 29, 2017 compared to $6.3 million for the nine months ended September 30, 2016.

During the nine months ended September 29, 2017, we prepaid $200 million of borrowings under the Term Loan “B” facility and expensed $6.7 million of unamortized debt discount and issuance costs attributed to the partial pay down as loss on debt prepayment. Additionally, we recorded a $20.6 million loss on prepayment of a portion of the Term Loan “B” facility and $5.6 million of debt extinguishment charges related to the refinancing of the Term Loan “B” facility. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

During the nine months ended September 30, 2016, upon the execution of the First Amendment to the Credit Agreement, we recorded a debt extinguishment charge of $4.7 million. Additionally, the termination and replacement of its senior revolving credit facility by the Revolving Credit Facility resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs.

Other

Other expense increased by $3.9 million to $7.2 million for the nine months ended September 29, 2017 compared to $3.3 million for the nine months ended September 30, 2016, primarily attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact of our hedging activity and an adjustment to contingent consideration.

Provision for Income Taxes

We recorded an income tax provision of $144.5 million and $89.6 million during the nine months ended September 29, 2017 and September 30, 2016, respectively.

The income tax provision for the nine months ended September 29, 2017 consisted primarily of $154.8 million for income and withholding taxes of certain of our foreign and domestic operations, $0.9 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by a discrete benefit of $1.2 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed and a discrete benefit of $10.0 million relating to equity award excess tax benefits.

The income tax provision for the nine months ended September 30, 2016 consisted primarily of $45.2 million for income and withholding taxes of certain of our foreign and domestic operations, $2.9 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions and a discrete expense of $310.8 million relating to a change in our prior years’ indefinite reinvestment assertion, partially offset by a discrete benefit of $267.4 million for a release in our U.S. federal valuation allowance and by the reversal of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during the nine months ended September 30, 2016.

Our effective tax rate for the nine months ended September 29, 2017 was 33.9%, which differs from the U.S. statutory federal income tax rate of 35% principally due to the impact of ASU 2016-09, see Note 2: “Recent Accounting Pronouncements” in the notes to our unaudited consolidated financial statements, included elsewhere in this Form 10-Q. ASU 2016-09 requires the tax effects of all equity award excess tax benefits to be recognized discretely in the quarter in which they occur.

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

Contractual Obligations

As of September 29, 2017, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our 2016 Form 10-K. See Note 10: “Commitments and Contingencies” for information on operating leases and financing activities (including certain information with respect to our Revolving Credit Facility)

and Note 6: “Balance Sheet Information” for information with respect to pension plan information in each case in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $901.2 million as of September 29, 2017. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of September 29, 2017 include approximately $255.3 million available within the United States. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 29, 2017, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.4 million of letters of credit outstanding under our Revolving Credit Facility as of September 29, 2017. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $5.7 million as of September 29, 2017, which reduces our borrowing capacity.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $125.1 million as of September 29, 2017. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $132.1 million as of September 29, 2017. See Note 7: “Long-Term Debt” and Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $160.6 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

We maintain directors’ and officers’ insurance policies that indemnify our directors and officers against various liabilities, including certain liabilities under the Exchange Act, that might be incurred by any director or officer in his or her capacity as such. The Fairchild Agreement provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, the Company will (a) indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition; (b) maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition and; (c) subject to certain qualifications, provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements under the heading “Legal Matters” included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of our 2016 Form 10-K for information on certain environmental matters.

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

Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing, and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the nine months ended September 29, 2017, we paid approximately $211.8 million for capital expenditures, while during the nine months ended September 30, 2016, we paid approximately $160.8 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2017 is approximately $61.1 million. Our current minimum contractual capital expenditure commitment for 2018 and thereafter is approximately $88.9 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, including a $2.2 billion Term Loan “B” Facility, with the proceeds deposited into escrow accounts and used to finance the transaction, which occurred on September 19, 2016. On September 30, 2016, we amended the financing arrangements and increased the Term Loan “B” Facility by $200 million. On March 31, 2017, we amended the financing arrangements and reduced the interest rates payable under the Term Loan “B” Facility and the Revolving Credit Facility. The associated interest expense related to our Term Loan “B” Facility has had, and will continue to have, a material impact on our results of operations throughout the term of the Credit Agreement. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were approximately $869.9 million and approximately $351.8 million for the nine months ended September 29, 2017 and September 30, 2016, respectively. The increase of $518.1 million was primarily attributable to better results of operations and the change in working capital during the period, as well as the acquisition of Fairchild. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash, cash equivalents and short-term investments, was $484.9 million at September 29, 2017 and has fluctuated between $668.2 million and $34.6 million at the end of each of our last eight fiscal quarters. Our working capital, including cash, cash equivalents and short-term investments, was $1,386.1 million at September 29, 2017 and has fluctuated between $1,401.1 million and $652.2 million at the end of each of our last eight fiscal quarters. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the nine months ended September 29, 2017, our working capital was most significantly impacted by our capital expenditures and our repayment of long-term debt, including capital leases. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

On March 31, 2017, we and the Guarantors entered into the Second Amendment to the Credit Agreement (the “Second Amendment”), dated as of April 15, 2016, as amended by the First Amendment (the “First Amendment”) thereto, dated as of September 30, 2016, with the several lender parties thereto (as amended by the First Amendment and the Second Amendment, the “Credit Agreement”). The Second Amendment provides for, among other things, modifications to the Credit Agreement to allow the Notes to rank pari passu with borrowings under the Credit Agreement and to reduce the interest rates payable under the term loan “B” facility (the “Term Loan “B” Facility”) and the revolving credit facility (the “Revolving Credit Facility”). See Note 7: “Long Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

On March 31, 2017, we completed the private unregistered offering of $575.0 million aggregate principal amount of the 1.625% Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional 1.625% Notes. The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility.

During the quarter ended June 30, 2017, we repaid in full the $120.0 million outstanding under the Revolving Credit Facility.

During the quarter ended September 29, 2017, we prepaid $200 million of borrowings under the Term Loan “B” Facility.

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

Debt Guarantees and Related Covenants

As of September 29, 2017, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and our other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of the Company’s existing and future senior debt and are subordinated to all of the Company’s existing and future secured debt. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

As of September 29, 2017, our gross long-term debt (including current maturities) totaled $3,191.1 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $1,805.8 million as of September 29, 2017. We do have interest rate exposure with respect to the $1,385.3 million balance of our variable interest rate debt outstanding as of September 29, 2017. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next twelve months by approximately $6.9 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan “B” Facility.

Except as described above, our exposure to market risk from December 31, 2016 to September 29, 2017 has not changed materially from the information provided in our 2016 Form 10-K.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at September 29, 2017 and December 31, 2016 was $167.0 million and $95.9 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $73.1 million as of September 29, 2017, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 29, 2017.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 29, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to integrate Fairchild’s operations into our systems and internal control environment and expect to complete the integration by the fourth quarter of 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended September 29, 2017.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)
July 1, 2017 - July 28, 2017	8,131	$14.10
July 29, 2017 - August 25, 2017	606,396	16.32
August 26, 2017 - September 29, 2017	81,678	17.11

Total	696,205	$16.38

(1)	These time periods represent our fiscal month start and end dates for the third quarter of 2017.
(2)

The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of restricted stock units.

(3)	The price per share is based on the fair market value at the time of tender.

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended September 29, 2017.

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

As of September 29, 2017, approximately $603.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program.

See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of restricted stock units and the 2014 Share Repurchase Program.

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: November 6, 2017	By:	/s/ BERNARD GUTMANN
Bernard Gutmann

Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and officer duly authorized to sign this report)

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.

Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)