Form 10-K
period 2017-12-31
ON SEMICONDUCTOR CORP
filed 2018-02-21
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,851,728,750 as of July 3, 2017, based on the closing sales price of such stock on the NASDAQ Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.

The number of shares of the registrant’s common stock outstanding at February 16, 2018 was 425,440,679.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
2.625% Notes, Series B	2.625% Convertible Senior Subordinated Notes due 2026, Series B
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
AFS	Adaptive front lighting systems
AI	Artificial intelligence
Aptina	Aptina, Inc.
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented Reality/Virtual Reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
AXSEM	AXSEM A.G.
Catalyst	Catalyst Semiconductor, Inc.
CCD	Charge-coupled device
CMD	California Micro Devices Corporation
CMOS	Complementary metal oxide semiconductor
CSP	Chip scale package
DFN	Dual-flat no-leads
DSP	Digital signal processing
ECL	Emitter coupled logic
EE	Electrically erasable
EEPROM	Electrically erasable programmable read-only memory
ERISA	Employee Retirement Income Security Act
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric Vehicles/Hybrid Electric Vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Freescale	Freescale Semiconductor, Inc.
GaN	Gallium nitride
GFCI	Ground Fault Circuit Interrupter
HD	Hyper Device
HV	High voltage
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IoT	Internet-of-Things

Abbreviated Term	Defined Term
IP	Intellectual property
IPD	Integrated passive devices
IPRD	In-process research and development
IPM	Intelligent power module
IR	Infrared
KSS	Back-end manufacturing facility in Hanyu, Japan
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by ICE Benchmark Administration
LSI	Large scale integration
MCU	Microcontroller Unit
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
PC	Personal computer
PIMs	Power integrated modules
RF	Radio frequency
RSU	Restricted Stock Unit
SANYO Electric	SANYO Electric Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
SoC	System on chip
TMOS	T-metal oxide semiconductor
Truesense	Truesense Imaging, Inc.
UPS	Uninterruptible power supplies
VCORE	Voltage core
VREG	Voltage regulator
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1.   Business

Business Overview

ON Semiconductor Corporation, which was incorporated under the laws of the state of Delaware in 1999, together with its subsidiaries (“we,” “us,” “our,” “ON Semiconductor,” or the “Company”), is driving innovation in energy-efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing, and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to enable the application and uses of many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including image sensors, optical image stabilization and auto focus devices, provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT and memory categories used by the WSTS group.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, medical, industrial, networking, telecom and aerospace/defense. Our devices are found in a wide variety of end products including automobiles, smartphones, media tablets, wearable electronics, personal computers, servers, industrial building and home automation systems, factory automation, consumer white goods, security and surveillance systems, machine vision, LED lighting, power supplies, networking and telecom equipment, medical diagnostics, imaging and hearing health, sensor networks and robotics.

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. We shipped approximately 72.8 billion units in 2017, as compared to 59.4 billion units in 2016. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. During the third quarter of 2016, we realigned our segments into three operating segments, which also represent our three reporting segments, to optimize efficiencies resulting from the acquisition of Fairchild: Power Solutions Group, Analog Solutions Group, and Image Sensor Group. Each of our major product lines has been assigned to a segment, as illustrated in the table below, based on our operating strategy:

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

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas and Utah. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Japan, Korea, Philippines, Romania, Singapore, Slovakia, Slovenia, Switzerland, Taiwan and the United Kingdom. Additionally, we currently operate domestic manufacturing facilities in Idaho, Maine, Pennsylvania, New York and Oregon and have foreign manufacturing facilities in Belgium, Canada, China, Czech Republic, Japan, Korea, Malaysia, the Philippines and Vietnam. We also have global distribution centers in China, the Philippines and Singapore.

Company Highlights for the year ended December 31, 2017

•	Total revenues of $5,543.1 million
•	Gross margin of 36.7%
•	Net income of $1.89 per diluted share
•	Cash and cash equivalents of $949.2 million

Completed Acquisitions

On September 19, 2016, we completed our acquisition of Fairchild pursuant to the Agreement and Plan of Merger with each of Fairchild and Falcon Operations Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, pursuant to which Fairchild became our wholly-owned subsidiary (the “Fairchild Transaction”). The aggregate purchase price of the Fairchild Transaction was approximately $2,532.2 million and was funded with cash on hand and by borrowings under a Credit Agreement, dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch , as administrative agent and collateral agent, and certain other parties (as subsequently amended, the “Amended Credit Agreement”) which provided for a $600 million revolving credit facility (the “Revolving Credit Facility”) and a $2.4 billion term loan “B” facility (the “Term Loan “B” Facility”). See Note 4: “Acquisitions, Divestitures and Licensing Transactions” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Power Solutions Group

The Power Solutions Group offers a wide array of discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, power conversion, signal conditioning, circuit protection, signal amplification and voltage reference functions. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the demand for greater functionality in small handheld devices, and faster data transmission rates in all communications. The advancement of existing volt electrical infrastructure, electrification of power train in the form of EV/HEV, higher trench density enabling lower losses in power efficient packages and lower capacitance and integrated signal conditioning products to support faster data transmission rates significantly increase the use of high power semiconductor solutions. Certain of the Power Solutions Group’s broad portfolio of products and solutions are summarized below:

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

World’s smallest packages: DFN MOSFETs, CSP (MOSFET/EEPROMs), EEPROMs and LDOs, X4DFN 01005 for small signal devices and protection. Low capacitance ESD and common mode filters for high speed serial interface protection.

Analog Solutions Group

The Analog Solutions Group designs and develops analog, mixed-signal and advanced logic ASICs and ASSPs, and power solutions for a broad base of end-users in the automotive, consumer, computing, industrial, communications, medical and aerospace/defense markets. Our product solutions enable industry leading active mode and standby mode efficiency now being demanded by regulatory agencies around the world. Additionally, the Analog Solutions Group offers trusted foundry and design services for certain of our government customers, as well as, manufacturing services, and IPD products technology, which leverage the Company’s broad range of manufacturing, IC design, packaging, and silicon technology offerings to provide turn-key solutions for our customers. Certain of the Analog Solutions Group’s broad portfolio of products and solutions are summarized below:

•	Automotive Electronics

Energy efficient solutions that reduce emissions, improve fuel economy and safety, enhance lighting and make possible an improved driving experience.

•	Communications

High efficiency mixed-signal, power management and RF products that enable our customers to maximize the performance of their products while preserving critical battery life. RF Tuning solutions to enhance radio performance. Fast charging (wall-to-battery including wireless charging), multi-media and ambient awareness system solutions to address increasing customer desire for innovation.

•	Computing

Solutions for a wide range of voltage and current options ranging from multi-phase 30 volt power for VCORE processors, power stage and single cell battery point of load. Thermal and battery charging solutions as well as high density power conversion solutions are also supported.

•	Industrial Electronics

Power efficient communication and sensor interface products and motor control products. Wired and low power RF wireless connectivity for IoT applications. Residential and commercial grade circuit breaking products for GFCI & AFCI applications. FDA-compliant assembly and packaging manufacturing services.

Image Sensor Group

The Image Sensor Group designs and develops CMOS and CCD image sensors, as well as proximity sensors, image signal processors and actuator drivers for autofocus and image stabilization for a broad base of end-users in the automotive, industrial, consumer, wireless, medical and aerospace/defense markets. Our broad range of product offerings delivers excellent pixel performance, sensor functionality and camera systems capabilities to a world in which high quality visual imagery is becoming increasingly important to our customers and their end-users. With our high-quality imaging portfolio, camera system and applications expertise, our customers can deliver new and differentiated imaging solutions to their end-markets. Certain of the Image Sensor Group’s broad portfolio of products and solutions are summarized below:

•	Automotive Imaging

High dynamic range, low-light, fast video frame rates with near-IR sensitivity for scene viewing to improve safety, and scene understanding for ADAS and automated driving to improve safety and enhance the overall driving experience.

•	Industrial Imaging

A broad range of both CMOS and CCD image sensors for aerial surveillance, intelligent traffic systems, one dimensional light and proximity sensor modules, smart home, lighting, industrial automation, smart cities and aerospace/defense applications.

•	Wireless and Consumer Electronics

A broad range of CMOS sensors and driver actuators for high performance AR/VR, drones, mobile phones, PCs, tablets, high-speed video cameras, and various unique consumer applications. Our solutions offer superior image quality, fast frame rates, high definition and low light sensitivity to provide customers with a compelling visual experience, especially in emerging applications in IoT markets for security, surveillance and Internet Protocol cameras.

Customers

In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. Most of our OEM customers negotiate pricing terms with us on an annual basis near the end of the calendar year, while our other customers, including electronic manufacturer service providers and distributors, generally negotiate pricing terms with us on a quarterly basis. Our products are ultimately purchased for use in a variety of end-markets, including computing, automotive, consumer, industrial, communications, networking, aerospace/defense and medical. For the years ended December 31, 2017, 2016 and 2015, we had no sales to individual customers, including distributors, that accounted for 10% or more of our total consolidated revenues.

For the year ended December 31, 2017, aggregate revenue from our five largest customers per segment for our Power Solutions Group, Analog Solutions Group, and Image Sensor Group, comprised approximately 43%, 35% and 48%, respectively, of our total consolidated revenue. The loss of certain of these customers may have a material adverse effect on the operations of the respective segment.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of Image Sensor products, which are warrantied for one year from the date of delivery. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days prior to shipment for custom products without incurring a significant penalty. For additional information regarding agreements with our customers, see “Backlog and Inventory” below.

End-Markets for Our Products

The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenues generated from each end-market during 2017, sample applications for our products and representative OEM customers and end-users. We include the data relating to the Medical, Aerospace and Defense end-markets as part of our Industrial end-market and the data relating to the Networking and Wireless end-markets as part of our Communications end-market.

	Automotive	Industrial	Communications	Consumer	Computing
Approximate percentage of 2017 Revenue	31%	25%	20%	14%	10%

Sample applications	EV/HEV	Hearing Health	Tablets	Gaming, Home Entertainment Systems, & Set Top Boxes	Notebooks, Ultrabooks, & 2-in-1s

	Power Management	Smart Cities & Buildings	Smart phones	White Goods	Desktop PCs & All-in-Ones

	Powertrain	Security & Surveillance	RF Tuning	USB Type C	USB Type C

	In-Vehicle Networking	Machine Vision	Switches	Power Supplies	Graphics

	Body & Interior	Motor Control	Routers	Drones	Power Supplies

	Lighting	Robotics	Base Stations	AR/VR	AI

	Automated Driving	Power Solutions	Power Supplies	Wearable Devices	Cloud Computing

	Sensor Fusion	Industrial Automation		AI

		AR/VR		Robotics

AI

Diagnostic, Therapy, & Monitoring

Representative OEM customers and end-users	Bosch GMBH	Bosch GMBH	BBK Electronics	Amazon	Asus
	Continental Automotive Systems	Boston Scientific	Cisco	Facebook	Dell Computer
	Delphi	Delta Electronics	Ericsson	Google	Delta Electronics, Inc.
	Denso Corporation	Emerson Electric Co	Huawei Tech Co., Ltd.	Gree, Inc.	Foxconn
	Hella	General Electric Co	Lenovo	Microsoft	Google
	Hyundai Mobis Co., Ltd.	Hikvision Digital Technology Co., Ltd.	Nokia Solutions and Networks	Midea	Hewlett Packard Co
	Magna International	Honeywell Inc.	Samsung Electronics	Philips	Nvidia
	Magneti Marelli	Medtronic	Sony Mobile	Samsung Electronics	Microsoft
	Tesla	Philips	ZTE Hong Kong Ltd	Sony Corp	Quanta
	Valeo	Schneider Electric			Seagate Technology
	Visteon	Siemens Industrial

OEMs    Direct sales to OEMs accounted for approximately 34% of our revenues in 2017, 38% of our revenues in 2016 and 39% of our revenues in 2015. OEM customers include a variety of companies in the electronics industry such as Bosch GmbH, Continental Automotive Systems, Delphi, Hella, Huawei Technologies Co. Ltd., Magna International, Panasonic Corporation and Samsung Electronics Co., Ltd. (“Samsung”). We focus on three types of OEMs: multi-nationals; selected regional accounts; and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

Distributors    Sales to distributors accounted for approximately 60% of our revenues in 2017, 56% of our revenues in 2016 and 54% of our revenues in 2015, the year-over-year increase being attributed to our acquisition of Fairchild, which had a greater distribution mix than our historical business. Our distributors, which include Arrow, Avnet, Macnica, OS Electronics, World Peace and WT Microelectronics, resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to certain distributors are made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Under certain agreements, distributors are allowed to return any product that we have removed from our price book. In addition, agreements with certain of our distributors contain stock rotation provisions permitting limited levels of product returns. We developed our new internal processes and systems, which have enabled us to reliably estimate upfront the effects of returns and allowances and thus began recognizing revenue at the time of sales to the distributors beginning in the first quarter of 2017. Prior to 2017, for products sold to distributors who are entitled to returns and allowances (generally referred to as “ship and credit rights”), we recognized related revenues and cost of revenues when we were informed by the distributors that they had resold the products to the end-user.

Electronic Manufacturing Service Providers    Direct sales to electronic manufacturing service providers accounted for approximately 6% of our revenues in 2017, 6% of our revenues in 2016 and 7% of our revenues in 2015. Among our largest electronic manufacturing service customers are Benchmark Electronic, Flextronics, Jabil and Sanmina. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Originally, these companies were involved primarily in the assembly of printed circuit boards, but they now typically provide design, supply management and manufacturing solutions as well. Many OEMs now outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. We are pursuing a number of strategies to penetrate this increasingly important marketplace. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to our standard warranty.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18: “Segment Information” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for revenues by geographic locations.

Manufacturing Operations

We operate front-end wafer fabrication facilities in Belgium, Czech Republic, Japan, Korea, Malaysia and the United States and back-end assembly and test site facilities in Canada, China, Japan, Malaysia, Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Roznov, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

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

Location	Reporting Segment	Size (sq. ft.)

Front-end Facilities:
Gresham, Oregon	Analog Solutions Group, Image Sensor Group and Power Solutions Group	558,457
Pocatello, Idaho	Analog Solutions Group, Image Sensor Group and Power Solutions Group	582,384
Roznov, Czech Republic	Analog Solutions Group and Power Solutions Group	438,882
Oudenaarde, Belgium	Analog Solutions Group, Image Sensor Group and Power Solutions Group	422,605
Seremban, Malaysia (Site 2) (3)	Analog Solutions Group and Power Solutions Group	133,061
Niigata, Japan	Analog Solutions Group, Image Sensor Group and Power Solutions Group	1,106,779
Rochester, New York (2) (4)	Image Sensor Group	275,642
Bucheon, South Korea	Analog Solutions Group and Power Solutions Group	861,081
South Portland, Maine	Analog Solutions Group and Power Solutions Group	344,588
Mountaintop, Pennsylvania	Analog Solutions Group and Power Solutions Group	437,000

Back-end Facilities:
Burlington, Canada (1)	Analog Solutions Group	95,440
Leshan, China (3)	Analog Solutions Group and Power Solutions Group	416,339
Seremban, Malaysia (Site 1) (3)	Analog Solutions Group and Power Solutions Group	328,275
Carmona, Philippines (3)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	926,367
Tarlac City, Philippines (3)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	381,764
Shenzhen, China (1)	Analog Solutions Group, Image Sensor Group and Power Solutions Group	275,463
Bien Hoa, Vietnam (3)	Analog Solutions Group and Power Solutions Group	294,418
Nampa, Idaho (1) (2)	Image Sensor Group	166,268
Cebu, Philippines (3)	Analog Solutions Group and Power Solutions Group	228,460
Suzhou, China (3)	Analog Solutions Group and Power Solutions Group	452,639

Other Facilities:
Roznov, Czech Republic	Analog Solutions Group, Image Sensor Group and Power Solutions Group	11,873
Thuan An District, Vietnam (3)	Power Solutions Group	30,494

(1)  These facilities are leased.

(2)  This facility is used for both front-end and back-end operations.

(3)  These facilities are located on leased land.

(4)  One building owned and a portion of another leased.

We operate all of our manufacturing facilities directly, with the exception of our assembly and test operations facility located in Leshan, China, which is owned by Leshan. Our investment in Leshan has been consolidated in our financial statements. Our joint venture partner, Leshan Radio Company Ltd., is formerly a state-owned enterprise. Pursuant to the joint venture agreement, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment by the requesting shareholder, provided that the shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 80% of Leshan’s production capacity in each of 2017, 2016 and 2015 and are currently committed to purchase approximately 80% of Leshan’s expected production capacity in 2018.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers, including Amkor, ASE, Kingpak, SMIC, TPSCo and TSMC, collectively accounted for approximately 36%, 36% and 39% of our manufacturing costs in 2017, 2016 and 2015, respectively.

For information regarding risks associated with our foreign operations, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K.

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases as well as other production supplies used in our manufacturing processes. We obtain our raw materials and supplies from a large number of sources, generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our contractual obligations table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” included elsewhere in this Form 10-K. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply, increased demand in the industry or other factors.

Sales, Marketing and Distribution

As of December 31, 2017, our sales and marketing organization consisted of approximately 1,700 professionals servicing customers globally. We support our customers through logistics organizations and just-in-time warehouses. Global and regional distribution channels further support our customers’ needs for quick response and service. We offer efficient, cost-effective global applications support from our Technical Information Centers and Solution Engineering Centers, allowing for applications which are developed in one region of the world to be instantaneously available throughout all other regions.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products primarily under our registered trademark ON Semiconductor® and our ON logo, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our intellectual property. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. As of December 31, 2017, we held patents with expiration dates ranging from 2018 to 2038, and none of the patents that expire in the next three years materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. However, in the future, we could again experience period-to-period fluctuations in operating results due to general industry or economic conditions. For information regarding risks associated with the cyclicality and seasonality of our business, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K.

Backlog and Inventory

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our Electronic Data Interface customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. During 2017, our backlog at the beginning of each quarter represented between 83% and 89% of actual revenues during such quarter, which is consistent with backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenues during such period is likely to increase.

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

Power Solutions Group

The Power Solutions Group is a leading provider of power semiconductors to the automotive, industrial, wireless and mass markets. Our competitive strengths include our core competencies of leading edge fabrication technologies, micro packaging expertise, breadth of product line and IP portfolio, high quality cost effective manufacturing and supply chain management which ensures supply to our customers. Our commitment to continual innovation allows us to provide an ever broader range of semiconductor solutions to our customers who differentiate in power density and power efficiency, the key performance characteristics driving our markets.

The principal methods of competition in our discrete, module and integrated semiconductor products are through new products and package innovations enabling enhanced performance over existing products. Of particular importance are our power MOSFETs, IGBTs, rectifiers and power module portfolio for power conversion applications and ESD portfolio for hi-speed serial interface protection products where we believe we have significant performance advantages over our competition. Certain of the Power Solutions Group’s competitors include: Broadcom Limited, Diodes Incorporated, Infineon Technologies AG, KEC Corporation, NXP Semiconductors N.V., Rohm Semiconductor, Semtech Corporation, STMicroelectronics N.V., Texas Instruments Inc., Toshiba Corporation and Vishay Intertechnology, Inc.

Analog Solutions Group

The principal bases for competition in the Analog Solutions Group are design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position is also enhanced by long-standing relationships with leading OEM customers.

Our ability to compete successfully depends on internal and external variables, both inside and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability of supply, customer service, pricing, industry trends and general economic trends. Competitors for certain of the Analog Solutions Group’s products and solutions include: Infineon Technologies AG, Maxim Integrated Products, Inc., NXP Semiconductors N.V., Renesas Electronics Corporation, STMicroelectronics N.V. and Texas Instruments Inc.

Image Sensor Group

The Image Sensor Group differentiates itself from the competition by leveraging deep technical knowledge and close customer relationships to drive the most compelling imaging experience for end users. The Image Sensor Group has over four decades of CCD imaging experience and was the first to commercialize CMOS active pixel sensors. The Image Sensor Group was also the first to introduce CMOS technology into many of our markets, leveraging this expertise into market leading positions in automotive and industrial applications, bringing a wealth of technical and end-user applications knowledge to help customers develop innovative imaging solutions across a broad range of end-user needs. Competitors for certain of the Image Sensor Group’s products and solutions include: Sony Semiconductor, Samsung, Omnivision, STMicroelectronics N.V. and Toshiba Corporation for image sensors, and Rohm Semiconductor, Renesas Electronics Corporation and Dongwoon Anatech for actuator drivers.

Research and Development

Research and development costs in 2017, 2016 and 2015 were $594.4 million, $452.3 million and $396.7 million, representing 11%, 12% and 11% of revenue, respectively. We seek to maximize the investment of our people and capital in research and development by targeting innovative products and solutions for high growth applications that position the Company to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products, enable the company to offer comprehensive, value added solutions to our global customers for their electronics systems.

Government Regulation

Our manufacturing operations are subject to environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water, the management and disposal of hazardous substances, the release of hazardous substances into the environment at or from our facilities and at other sites and the investigation and remediation of contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities and claims, regardless of fault, with respect to such matters, including personal injury claims and civil and criminal fines.

Our headquarters in Phoenix, Arizona are located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Motorola and Freescale have been involved in the cleanup of on-site solvent-contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of our separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify us with respect to remediation costs and other costs or liabilities related to this matter.

Our former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination was detected. We believe that the contamination originally occurred during a time when the facility was operated by a prior owner. We worked with local authorities to implement a remediation plan and have completed remediation construction. The majority of the cost of remediation was covered by insurance. Semi-annual groundwater monitoring has continued to indicate that the treatment was effective. Any costs to us in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Our manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation projects consist primarily of monitoring groundwater wells located on-site and off-site, with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify us and our respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Based upon the information available, we do not believe that total future remediation costs to us will be material.

Our design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. When we purchased the East Greenwich facility, we entered into a Settlement Agreement and Covenant Not To Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Any costs to us in connection with this matter have not been, and, based on the information available, are not expected to be, material.

As a result of the acquisition of AMIS in 2008, we are a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and us for any obligations relating to environmental remediation and clean-up at this location. Any costs to us in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Through the acquisition of Fairchild, we acquired a facility in South Portland, Maine. The facility has ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although we may incur certain liabilities with respect to the above remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Under a 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung, Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. The costs incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments we make in connection with such liabilities are not expected to be material.

Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility. The costs incurred to respond to these conditions have not been, and are not expected to be, material, and any future payments we make in connection with such liabilities are not expected to be material.

We were notified by the United States Environmental Protection Agency (the “EPA”) that we have been identified as a “potentially responsible party” (“PRP”) under CERCLA in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Illinois at what is now a Superfund site, has performed reclamation services for us in the past. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. We have joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Based on the information available, any costs to us in connection with this matter have not been, and are not expected to be, material.

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for fiscal year ended December 31, 2017 were not material, and we do not expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company or its subsidiaries. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

Employees

As of December 31, 2017, we had approximately 34,000 employees worldwide, of which approximately 4,500 employees were in the United States. None of our employees in the United States are covered by collective bargaining agreements, except for approximately 90 of our employees (or approximately 2% of our U.S. based employees) at the Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Korea, Japan and Belgium) or similar arrangements or are represented by workers councils. For information regarding employee risk associated with our international operations, see “Risk Factors - Trends, Risks and Uncertainties Related to Our Business” included elsewhere in this Form 10-K. Of the total number of our employees as of December 31, 2017, approximately 28,100 were engaged in manufacturing, approximately 3,100 were engaged in research and development, approximately 1,700 were engaged in our sales and marketing organization, which includes customer service and approximately 1,100 were engaged in administration.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 14, 2018 is set forth below.

Name	Age	Position
Keith D. Jackson	62	President, Chief Executive Officer and Director*
Bernard Gutmann	58	Executive Vice President, Chief Financial Officer and Treasurer*
George H. Cave	60	Executive Vice President, General Counsel, Chief Compliance & Ethics Officer, Chief Risk Officer and Corporate Secretary*
William M. Hall	62	Executive Vice President and General Manager, Power Solutions Group*
Robert A. Klosterboer	57	Executive Vice President and General Manager, Analog Solutions Group*
Paul E. Rolls	55	Executive Vice President, Sales and Marketing*
William A. Schromm	59	Executive Vice President and Chief Operating Officer*
Taner Ozcelik	50	Senior Vice President and General Manager, Image Sensor Group*
Bernard R. Colpitts, Jr.	43	Chief Accounting Officer and Vice President of Finance and Treasury

*  Executive Officers of both ON Semiconductor and SCI LLC.

The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among our executive officers.

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

Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999 to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Mr. Gutmann served in various financial positions with Motorola from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worcester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French and Spanish, and is conversant in German.

George H. “Sonny” Cave.    Mr. Cave is the founding General Counsel and Corporate Secretary of ON Semiconductor, positions he has held since the 1999 spin-out from Motorola. He is also Executive Vice President, Chief Compliance & Ethics Officer and Chief Risk Officer of ON Semiconductor and SCI LLC. His extensive legal and business experience spans over 30 years, including seven years with Motorola. For two years prior to ON Semiconductor’s spin-out, he was an ex-patriate stationed in Geneva, Switzerland as Regulatory Affairs Director for Motorola’s Semiconductor Components Group. Before that assignment, he spent five years with Motorola’s Corporate Law Department in Phoenix, Arizona where he was Senior Counsel for global Environmental Health and Safety. Mr. Cave also practiced law for six years with two large law firms in Denver and Phoenix. He has extensive experience in corporate and commercial law, governance, enterprise risk management and compliance and ethics. He holds a Juris Doctorate Degree from the University of Colorado School of Law, a Master of Science Degree from Arizona State University and a Bachelor of Science Degree cum laude from Duke University.

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

Robert A. Klosterboer.    Mr. Klosterboer joined the Company in March 2008 and currently serves as Executive Vice President and General Manager of the Analog Solutions Group for ON Semiconductor and SCI LLC. From March 2008 to September 2012, he was Senior Vice President and General Manager of the business unit then known as the Automotive, Industrial, Medical, & Mil/Aero Group. He has more than three decades of experience in the electronics industry. During his career, Mr. Klosterboer has held various engineering, marketing and product line management positions and responsibilities. Prior to joining ON Semiconductor in 2008, Mr. Klosterboer was Senior Vice President, Automotive & Industrial Group for AMI Semiconductor, Inc. Mr. Klosterboer joined AMIS in 1982 as a test engineer, and during his tenure there, he also was a design engineer, field applications engineer, design section manager, program development manager and product marketing manager. Mr. Klosterboer holds a Bachelor’s degree in electrical engineering technology from Montana State University.

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

Taner Ozcelik.    Mr. Ozcelik joined ON Semiconductor in August 2014 as the Senior Vice President of the Aptina Imaging Business, and on February 20, 2015, he was named the Senior Vice President and General Manager of the Image Sensor Group of ON Semiconductor and SCI LLC. Mr. Ozcelik has served at the intersection of semiconductors, consumer electronics, computing and automotive industries for more than two decades. Before joining ON Semiconductor in August 2014, he served as Senior Vice President of Aptina’s Automotive and Embedded business. Prior to this, Mr. Ozcelik served as Vice President and General Manager of NVIDIA’s automotive business from 2012 to 2014, and as General Manager of the Avionics, Automotive and Embedded Business of NVIDIA from 2006 to 2012. While at NVIDIA, he developed several award winning firsts in automotive, which spanned a variety of applications including infotainment systems, digital instrument clusters, automotive tablets and ADAS, which are now featured in cars worldwide. During his career, Mr. Ozcelik has also held positions as President and CEO at MobileSmarts and as Vice President and General Manager at Sony Semiconductor for its Digital Home Platform Division. Mr. Ozcelik holds an MBA from the Wharton School of the University of Pennsylvania, a PhD in Electrical Engineering from Northwestern University and a BS in Electrical Engineering from Bogazici University, Turkey. He is listed as an inventor on 23 U.S. patents.

Bernard R. Colpitts, Jr.    Mr. Colpitts was promoted to the position of Chief Accounting Officer of SCI LLC in February 2017 and continues to serve as Vice President of Finance and Treasury, positions he has held since June 2013. In connection with the promotion to Chief Accounting Officer, the Corporation designated Mr. Colpitts as its Principal Accounting Officer. From August 2011 to June 2017, Mr. Colpitts served as the Controller of SCI LLC. From August 2011 to February 2013, Mr. Colpitts served as Senior Director, Controller of SCI LLC. He was Vice President, Controller and Chief Accounting Officer of Harry & David Holdings, Inc., a premium food and gift producer and retailer, from January 2007 to December 2010. Mr. Colpitts held various positions with SCI LLC related to accounting, finance and financial reporting from 2000 to 2006. Mr. Colpitts is a Certified Public Accountant.

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

Available Information

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the SEC. Our website is www.onsemi.com. Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

You may also read or copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. These factors include, among others: our revenues and operating performance; economic conditions and markets (including current financial conditions); risks related to our ability to meet our assumptions regarding outlook for revenues and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with acquisitions and dispositions including our acquisition of Fairchild (including our ability to realize the anticipated benefits of our acquisitions and dispositions; risks that acquisitions or dispositions disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties encountered from integrating and consolidating and timely filing financial information with the SEC for acquired businesses and accurately predicting the future financial performance of acquired businesses); competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations including foreign employment and labor matters associated with unions and collective bargaining arrangements as well as man-made and/or natural disasters affecting our operations, or financial results; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation, including the impact of the new U.S. tax legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law.

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

The semiconductor industry is highly cyclical and, as a result, is subject to significant downturns and upturns in customer demand for semiconductors and related products. We cannot accurately predict the timing of future downturns and upturns in the semiconductor industry or how severe and prolonged these conditions might be. Significant downturns often occur in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) or declines in general economic conditions and can result in reduced product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, any of which could materially adversely affect our operating results as a result of increased operating expenses outpacing decreased revenue, reduced margins, underutilization of our manufacturing capacity and/or asset impairment charges. On the other hand, significant upturns can cause us to be unable to satisfy demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business and results of operations could be materially and adversely affected.

Rapid innovation and short product life cycles in the semiconductor industry can result in price erosion of older products, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapid innovation and short product life cycles, which often results in price erosion, especially with respect to products containing older technology. Products are frequently replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops, in some cases precipitously. In addition, our and our competitors’ excess inventory levels can accelerate general price erosion.

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

We have made, and may continue to make, strategic acquisitions and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience than others. Our decision to pursue an acquisition is based on, among other factors, our estimates of expected future earnings growth and potential cost savings. For example, we may anticipate rationalization of a combined infrastructure and savings through integration of a newly acquired business into our business, and our estimates could turn out to be incorrect. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) unidentified issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees due to uncertainty about positions post-integration. In addition, we may incur unexpected costs, such as operating or restructuring costs (including severance payments to departing employees) or taxes resulting from the acquisition or integration of the newly acquired business. In the past, we have recorded goodwill impairment charges related to certain of our acquisitions as a result of such factors as significant underperformance relative to historical or projected future operating results. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate or at all, could materially adversely affect our results of operations and financial condition.

Depending on the level of our ownership interest in and the extent to which we can exercise control over the acquired business, we may be required by U.S. generally accepted accounting principles (“GAAP”) and SEC rules and regulations to consolidate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements, such statements may not be prepared in accordance with GAAP or the acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, any of which could materially impair our ability to properly integrate such businesses into our consolidated financial statements on a timely basis. Any revisions to, inaccuracies in or restatements of our consolidated financial statements due to accounting for our acquisitions could have a material adverse effect our financial condition and results of operations.

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

There are several civil litigation proceedings with Power Integrations, Inc. (“PI”), many of which were pending prior to the Fairchild Transaction, and there are also over two dozen outstanding administrative proceedings between the parties at the United States Patent and Trademark Office (the “USPTO”) in which each party is challenging the validity of the other party’s patents. Please see Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed description of the litigation and related administrative matters with PI and other legal matters we are currently engaged in.

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

We cannot assure you that our cost reduction and restructuring initiatives will be successfully or timely implemented or that they will materially and positively impact our profitability. Because our restructuring activities involve changes to many aspects of our business, the associated cost reductions could materially adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other benefits of our cost reduction and restructuring initiatives that we anticipate, our results of operations may be materially adversely effected.

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

We may be unable to develop new products to satisfy changing customer demands or regulatory requirements, which may materially adversely affect our business and results of operations.

The semiconductor industry is characterized by rapidly changing technologies, evolving regulatory and industry standards and certifications, changing customer needs and frequent new product introductions. Our success is largely dependent on our ability to accurately predict, identify and adapt to changes affecting the requirements of our customers in a timely and cost-effective manner. Additionally, the emergence of new industry or regulatory standards and certification requirements may adversely affect the demand for our products. We focus our independent new product development efforts on market segments and applications that we anticipate will experience growth, but there can be no assurance that we will be successful in identifying high-growth areas or develop products that meet industry standards or certification requirements in a timely manner. A fundamental shift in technologies, the regulatory climate or consumption patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete, prevent or delay the introduction of new products that we planned to make or render our current or new products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our customers and end users or regulatory changes, our business and results of operations could be materially adversely affected.

Uncertainties regarding the timing and amount of customer orders could lead to excess inventory and write-downs of inventory that could materially adversely affect our financial condition and results of operations.

Our sales are typically made pursuant to individual purchase orders or customer agreements, and we generally do not have long-term supply arrangements with our customers requiring a commitment to purchase. Generally, our customers may cancel orders 30 days prior to shipment for standard products and 90 days for custom products without incurring a significant penalty. We routinely generate inventory based on customers’ estimates of end-user demand for their products, which is difficult to predict. This difficulty may be compounded when we sell to OEMs indirectly through distributors or contract manufacturers, or both, as our forecasts for demand are then based on estimates provided by multiple parties, which may vary significantly. In addition, our customers may change their inventory practices on short notice for any reason. Furthermore, short customer lead times are standard in the industry due to overcapacity. The cancellation or deferral of product orders, the return of previously sold products, or overproduction of products due to the failure of anticipated orders to materialize could result in excess obsolete inventory, which could result in write-downs of inventory or the incurrence of significant cancellation penalties under our arrangements with our raw materials and equipment suppliers. Unsold inventory, canceled orders and cancellation penalties may materially adversely affect our results of operations, and inventory write-downs may materially adversely affect our financial condition.

If we do not have access to capital on favorable terms, on the timeline we anticipate, or at all, our financial condition and results of operations could be materially adversely affected.

We require a substantial amount of capital to meet our operating requirements and remain competitive. We routinely incur significant costs to implement new manufacturing and information technologies, to increase our productivity and efficiency, to upgrade equipment and to expand production capacity, and there can be no assurance that we will realize a return on the capital expended. We have incurred and may continue to incur material amounts of debt to fund these requirements. Significant volatility or disruption in the global financial markets may result in us not being able to obtain additional financing on favorable terms, on the timeline we anticipate, or at all, and we may not be able to refinance, if necessary, any outstanding debt when due, all of which could have a material adverse effect on our financial condition. Any inability to obtain additional funding on favorable terms, on the timeline we anticipate, or at all, may cause us to curtail our operations significantly, reduce planned capital expenditures and research and development, or obtain funds through arrangements that management does not currently anticipate, including disposing of our assets and relinquishing rights to certain technologies, the occurrence of any of which may significantly impair our ability to remain competitive. If our operating results falter, our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

The semiconductor industry is characterized by the high costs associated with developing marketable products and manufacturing technologies as well as high levels of investment in production capabilities. As a result, the semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to: substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

Natural disasters and other business disruptions could cause significant harm to our business operations and facilities and could adversely affect our supply chain and our customer base, any of which may materially adversely affect our business, results of operation, and financial condition.

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

Product sales to our ten largest customers have historically accounted for a significant amount of our business. For instance, for the years ended December 31, 2017 and 2016, revenue from our 10 largest end-customers collectively represented approximately 24% and 24%, respectively, of our total revenues for those years. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that our largest customers will not cease purchasing products from us in favor of products produced by other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenues, profitability, and results of operations.

Because a significant portion of our revenue is derived from customers in the automotive, industrial and communications industries, a downturn or lower sales to customers in either industry could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive, industrial (including medical, aerospace and defense) and communications industries (including networking). Sales into these industries represented approximately 31%, 25%, and 20% of our revenue, respectively, for the year ended December 31, 2017, and those percentages will vary from quarter to quarter. Each of the automotive, industrial and communications industries is cyclical, and, as a result, our customers in these industries are sensitive to changes in general economic conditions, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Additionally, the quantity and price of our products sold to customers in these industries could decline despite continued growth in their respective end markets. Lower sales to customers in the automotive, industrial or communications industry may have a material adverse effect on our business and results of operations.

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

Our tax filings are subject to review or audit by the Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We exercise significant judgment in determining our worldwide provision for income taxes and, in the ordinary course of our business, there may be transactions and calculations where the ultimate tax determination is uncertain. We are also liable for potential tax liabilities of businesses we acquire. The final determination in an audit may be materially different than the treatment reflected in our historical income tax provisions and accruals. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The impact of new U.S. tax legislation is uncertain and could have a material adverse impact on our cash flows and results of operations.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, and it will take time for additional clarifying guidance and legislation to be issued, and this guidance will be required for the interpretation of these comprehensive changes. Based on our current understanding of the law following a preliminary review, we estimated significant impacts to our fourth quarter and full year 2017 earnings. The impact of the Tax Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act.

The Tax Act could have a material benefit or material adverse impact and could result in volatility in our effective tax rate, tax expense and cash flow. We are in the process of analyzing the potential aggregate current and future impacts of the Tax Act relative to how we do business, cash flows and results of operations. Any benefit associated with the lower U.S. corporate tax rate could be reduced or outweighed by other adverse changes enacted in the Tax Act or by the cost of compliance.

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

Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the U.S. and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly when the business cycle is improving. During such periods, competitors may try to recruit our most valuable technical employees. While we devote a great deal of our attention to designing competitive compensation programs aimed at attracting and retaining personnel, specific elements of our compensation programs may not be competitive with those of our competitors, and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers, could have a material adverse effect on our competitive position and on our business.

If we must reduce our use of equity awards to compensate our employees, our competitiveness in the employee marketplace could be adversely affected and our results of operations could vary as a result of changes in our stock-based compensation programs.

We have issued in the past, and expect to continue to issue, RSUs with time-based vesting, performance-based awards and common stock options that generally have exercise prices at the market value at the time of the grant and that are subject to vesting over time as compensation tools. While this is a routine practice in many parts of the world, foreign exchange and income tax regulations in some countries make this practice more and more difficult. Such regulations tend to diminish the value of equity compensation to our employees in those countries. Our current practice is to seek stockholder approval of new, or amendments to existing, equity compensation plans. If these proposals do not receive stockholder approval, we may not be able to grant equity awards to employees at the same levels as in the past, which could materially adversely affect our ability to attract, retain and motivate qualified personnel, thereby materially adversely affecting our business. In addition, changes in forecasted stock-based compensation expense could cause our results of operations to vary by impacting our gross margin percentage, research and development expenses, marketing, general and administrative expenses and our tax rate.

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

Our manufacturing operations are subject to various environmental laws and regulations relating to the management, disposal and remediation of hazardous substances and the emission and discharge of pollutants into the air, water and ground, and we have been identified as either a primary responsible party or a potentially responsible party at sites where we or our predecessors operated or disposed of waste in the past. Our operations are also subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:

•	changes in U.S. and international environmental or health and safety laws or regulations, including, but not limited to, future laws or regulations imposed in response to climate change concerns;

•	the manner in which environmental or health and safety laws or regulations will be enforced, administered or interpreted;
•	our ability to enforce and collect under indemnity agreements and insurance policies relating to environmental liabilities;
•

the cost of compliance with future environmental or health and safety laws or regulations or the costs associated with any future environmental claims, including the cost of clean-up of currently unknown environmental conditions; or

•	the cost of fines, penalties or other legal liability, should we fail to comply with environmental or health and safety laws or regulations.

To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expense and liabilities, which could materially adversely affect our results of operations and financial condition.

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

Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and claims for consequential damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. In certain instances, we attempt to limit our liability through our standard terms and conditions of sale and other customer contracts. There is no assurance that such limitations will be effective, and to the extent that we are liable for damages in excess of the revenues and profits we received from the products involved, our results of operations and financial condition could be materially adversely affected.

We may be subject to disruptions or breaches of our secured network that could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including IP and other proprietary information about our business and our customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our security measures and/or those of our third party service providers and/or customers may not detect or prevent such security breaches. The costs to us to reduce the risk of or alleviate cyber security breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

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

The failure to comply with the terms and conditions of our contracts could result in, among other things, damages, fines or other liabilities.

We have a diverse customer base consisting of both private sector clients and public sector clients, including the U.S. government. Sales to our private sector clients are generally based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction-by-transaction basis. Sales to our public sector clients are generally derived from sales to federal, state and local governmental departments and agencies through various contracts and programs which may require compliance with regulations covering many areas of our operations, including, but not limited to, accounting practices, IP rights, information handling, and security. Noncompliance with contract terms, particularly with respect to highly-regulated public sector clients, or with government procurement regulations could result in fines or penalties against us, termination of such contracts or civil, criminal and administrative liability to the Company. With respect to public sector clients, the government’s remedies may also include suspension or debarment from future government business. In addition, almost all of our contracts have default provisions, and certain of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (“PII”) and other data as part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. While the Company has developed and is executing plans to meet these requirements, these plans are subject to many variables that could delay or otherwise affect implementation. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to the Company or company officials, damage our reputation, inhibit sales and adversely affect our business.

Trends, Risks and Uncertainties Relating to Our Indebtedness

Our substantial debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2017, we had $3,175.0 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

•	our level of indebtedness will increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions;
•	as our long-term debt ages, we must repay, and may need to renegotiate, such debt or seek additional financing;
•	to the extent the debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited;
•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the semiconductor industry;
•	our substantial leverage could place us at a competitive disadvantage vis-à-vis our competitors who may have less leverage relative to their overall capital structures; and
•	our level of indebtedness may place us at a competitive disadvantage relative to less leveraged competitors.

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

In connection with our acquisition of Fairchild, we entered into the Amended Credit Agreement providing for our $1.0 billion Revolving Credit Facility, which provides liquidity to us, and the $2.4 billion Term Loan “B” Facility, which was used to fund the acquisition of Fairchild. The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company and most of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan “B” Facility rather than using funds for other business purposes. Our acquisition-related financing could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

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

Our debt agreements, including the Amended Credit Agreement, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to:

•	incur additional debt, including issuing guarantees;
•	incur liens;
•	make certain investments;
•	settle a conversion of our 1.00% and 1.625% Notes in whole or in part with cash;
•	sell or otherwise dispose of assets;
•	make some acquisitions;
•	engage in mergers or consolidations or certain other “change of control” transactions;
•	make distributions to our stockholders;
•	engage in restructuring activities;
•	engage in certain sale and leaseback transactions; and
•	issue or repurchase stock or other securities.

Such agreements may also require us to satisfy other requirements, including maintaining certain financial ratios and condition tests. Our ability to meet these requirements can be affected by events beyond our control, and we may be unable to meet them. To the extent we fail to meet any such requirements and are in default under our debt obligations, our financial condition may be materially adversely affected. These restrictions may limit our ability to engage in activities that could otherwise benefit us. To the extent that we are unable to engage in activities that support the growth, profitability and competitiveness of our business, our results of operations may be materially adversely affected.

We may not be able to generate sufficient cash flow to meet our debt service obligations, and any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate sufficient cash flow from operating activities to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operating activities and proceeds from sales of assets in the ordinary course of business to satisfy our debt obligations as they come due, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect. Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including our Amended Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results of operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock, which would have a dilutive effect to the current stockholders.

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

In June 2015, we issued $690.0 million aggregate principal amount of our 1.00% Notes, and in March 2017, we issued $575.0 million aggregate principal amount of our 1.625% Notes. Holders of the 1.00% Notes and the 1.625% Notes will have the right to require us to repurchase all or a portion of their notes upon the occurrence of a fundamental change (as defined under the respective indentures governing such notes) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the fundamental change repurchase date. In addition, upon conversion of the 1.00% Notes and/or the 1.625% Notes to be repurchased, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of such 1.00% Notes and/or 1.625% Notes being converted. Moreover, we will be required to repay the 1.00% Notes and the 1.625% Notes in cash at their maturity, unless earlier converted or repurchased. Servicing the 1.00% Notes and the1.625% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.00% Notes and the 1.625% Notes. Our ability to make cash payments in connection with conversions of the 1.00% Notes and/or the 1.625% Notes, repurchase the 1.00% Notes and/or the 1.625% Notes in the event of a fundamental change or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.00% Notes and/or the 1.625% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders. In addition, if we do not have sufficient cash to repurchase the 1.00% Notes and/or the 1.625% Notes following a fundamental change, we would be in default under the terms of such notes, which could cross default other debt and materially, adversely harm our business. The terms of the Amended Credit Agreement limit the amount of future indebtedness we may incur, but the terms of the 1.00% Notes and the 1.625% Notes do not limit the amount of future indebtedness we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion feature of the 1.00% Notes or the 1.625% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle the conversion of the 1.00% Notes or the 1.625% Notes in common stock, any such settlement could materially dilute the ownership interests of existing stockholders.

If specified conditions are met, holders of the 1.00% Notes may convert their notes prior to the close of business on the business day immediately preceding September 1, 2020 and holders of the 1.625% Notes may convert their notes prior to the close of business on the business day immediately preceding July 15, 2023. Unless we elect to satisfy our conversion obligations by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), in the event the conditional conversion feature under either the 1.00% Notes or the 1.625% Notes is triggered, holders electing to convert their notes could require us to settle a portion or all of our conversion obligations through the payment of cash, which could materially adversely affect our liquidity. Alternatively, if the conditional conversion feature under either the 1.00% Notes or the 1.625% Notes is triggered, and holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Any material decrease in our liquidity or reduction in our net working capital could have a material adverse effect on our financial condition and results of operations. In addition, we may elect to settle a conversion of the 1.00% Notes or the 1.625% Notes solely in common stock to avoid an event of default under our Amended Credit Agreement, and any such issuance of common stock could materially dilute the ownership interests of existing stockholders, including stockholders who previously converted such notes to shares of our common stock.

The fundamental change repurchase feature of our 1.00% Notes and 1.625% Notes may delay or prevent an otherwise beneficial attempt to take over our Company.

The terms of our 1.00% Notes and 1.625% Notes require us to repurchase such notes in the event of a fundamental change (as defined under the respective indentures governing such notes). In certain circumstances, a takeover of our Company could trigger an option of the holders of the 1.00% Notes and the 1.625% Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to investors in the 1.00% Notes and the 1.625% Notes and our common stock, which could materially decrease the value of such notes and of our common stock.

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

The trading price of our common stock in the past has had significant variance, and we cannot accurately predict every potential risk that may materially and adversely affect our stock price.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters as well as certain design center and research and development operations are located in approximately 600,000 square feet of building space on property that we own in Phoenix, Arizona. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and/or location of these properties change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third party, in locations throughout Asia, Europe and the Americas. See “Business - Manufacturing Operations” included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong, India, Japan, Singapore, South Korea, Romania, the Slovak Republic, Switzerland, Taiwan and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space. We believe that our facilities around the world, whether owned or leased, are well maintained.

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

	Range of Sales Price

	High	Low
2016
First Quarter	$9.92	$6.97
Second Quarter	$10.15	$8.21
Third Quarter	$12.55	$8.11
Fourth Quarter	$13.32	$10.74
2017
First Quarter	$16.06	$12.37
Second Quarter	$16.93	$13.77
Third Quarter	$18.49	$13.65
Fourth Quarter	$22.15	$18.52

As of February 16, 2018, there were approximately 246 holders of record of our common stock and 425,440,679 shares of common stock outstanding.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay. So long as no default has occurred and is continuing or results therefrom, our Amended Credit Agreement permits us to pay cash dividends to our common stockholders of up to $100.0 million. Additionally, we may pay dividends in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Amended Credit Agreement) does not exceed 2.50 to 1.00. As of December 31, 2017, we were permitted to pay an unlimited amount in cash dividends based on the current consolidated total net leverage ratio. See Note 8: “Long-Term Debt” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Amended Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2017.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)
September 30, 2017 - October 27, 2017	67,748	$18.94
October 28, 2017 - November 24, 2017	12,095	21.48
November 25, 2017 - December 31, 2017	83,018	19.63

Total	162,861	19.48

(1)	These time periods represent our fiscal month start and end dates for the fourth quarter of 2017.

(2)

The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs.

(3)	The price per share is based on the fair market value at the time of tender.

Share Repurchase Program

The Company did not repurchase any of our common stock under our share repurchase program during the quarter ended December 31, 2017.

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

As of December 31, 2017, $603.2 million remained of the total authorized amount to purchase common stock pursuant to the 2014 Share Repurchase Program.

See Note 9: “Earnings Per Share and Equity” of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the 2014 Share Repurchase Program.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The statement of operations and balance sheet data set forth below for the years ended and as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected.

You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except per share data)
Statement of Operations data:
Revenues	$5,543.1	$3,906.9	$3,495.8	$3,161.8	$2,782.7
Restructuring, asset impairments and other, net	20.8	33.2	9.3	30.5	33.2
Goodwill and intangible asset impairment charges	13.1	2.2	3.8	9.6	—
Net income	813.0	184.5	209.0	192.1	153.6
Diluted net income per common share attributable to ON Semiconductor Corporation	1.89	0.43	0.48	0.43	0.33
Balance Sheet data:
Total assets (1)	$7,195.1	$6,924.4	$3,869.6	$3,822.1	$3,292.5
Net long-term debt, including current maturities, less capital lease obligations (1)	2,947.6	3,609.3	1,365.7	1,150.9	887.5
Capital lease obligations	4.2	13.0	28.2	40.8	53.4
Total stockholders’ equity	2,801.0	1,845.0	1,631.9	1,647.4	1,523.6

(1)

Increased in 2016 primarily due to the Fairchild transaction. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” and Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Industry Overview

According to WSTS (an industry research firm), worldwide semiconductor industry sales were $412.2 billion in 2017, an increase of approximately 21.6% from $338.9 billion in 2016. We participate in unit and revenue surveys and use data summarized by WSTS to evaluate overall semiconductor market trends and also to track our progress against the market in the areas we provide semiconductor components. The following table sets forth total worldwide semiconductor industry revenues and revenues in our Serviceable Addressable Market (“SAM”) since 2013:

Year Ended December 31,	Worldwide Semiconductor Industry Sales (1)	Percentage Change	Serviceable Addressable Market Sales (1) (2)	Percentage Change
	(in billions)		(in billions)
2017	$412.2	21.6%	$133.7	12.4%
2016	$338.9	1.1%	$118.9	2.6%
2015	$335.2	(0.2)%	$115.9	(0.2)%
2014	$335.8	9.9%	$116.1	11.3%
2013	$305.6	4.8%	$104.3	0.6%

(1)

Based on shipment information published by WSTS. We believe the data provided by WSTS is reliable, but we have not independently verified it. WSTS periodically revises its information. We assume no obligation to update such information.

(2)

Our SAM comprises the following specific WSTS product categories: (a) discrete products (all discrete semiconductors other than sensors, microwave power transistors/modules, microwave diodes, microwave transistors, power modules, logic and optoelectronics); (b) standard analog products (amplifiers, VREGs and references, comparators, ASSP consumer, ASSP communications, ASSP computer, ASSP automotive and ASSP industrial and others); (c) standard logic products (general purpose logic); (d) standard product logic (consumer other, computer other peripherals, wired / wireless communications, automotive, industrial and multipurpose); (e) CMOS and CCD image sensors; (f) memory; (g) microcontrollers and (h) motor control modules. Our SAM is derived using the most recent information available, excluding foundry exposure, at the time of the filing of each respective period’s annual report and is revised in subsequent periods to reflect final results.

As indicated above, worldwide semiconductor sales increased from $305.6 billion in 2013 to $412.2 billion in 2017. The increase of 21.6% from 2016 to 2017 reflected improving macroeconomic conditions in the second half of 2017. Sales in our SAM increased from $104.3 billion in 2013 to $133.7 billion in 2017. The increase of 12.4% from 2016 to 2017 is consistent with the trend in the worldwide semiconductor market. The most recently published estimates of WSTS project a compound annual growth rate in our SAM of approximately 5.0% for the next three years. These projections are not ours and may not be indicative of actual results.

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

ON Semiconductor Overview

We are driving innovation in energy-efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing, and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs and SOC devises use analog, MCU, DSP, mixed-signal and advanced logic capabilities to act as the brain behind many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including image sensors, optical image stabilization and auto focus devices provide advanced solutions for automotive, wireless, industrial and consumer applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors and memory categories used by the WSTS group.

Our new product development efforts continue to be focused on building solutions in product areas that appeal to customers in focused market segments and across multiple high-growth applications. We collaborate with our customers to identify desired innovations in electronic systems in each end-market that we serve. This enables us to participate in the fastest growing sectors of the market. We also innovate in advanced packaging technologies to support ongoing size reduction in electronic systems and in advanced thermal packaging to support high performance power conversion applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high-growth technologies. We deploy people and capital with the goal of maximizing our investment in research and development in order to facilitate continued growth by targeting innovative products and solutions for high growth applications that position us to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable the company to offer comprehensive, value-added solutions to our global customers for their electronics systems.

We believe that some of the key factors and trends affecting our results of operations include, but not limited to:

•	Our acquisition of Fairchild and our integration of Fairchild’s business into our operations;
•	Macroeconomic conditions affecting the semiconductor industry;
•	The cyclicality and seasonality of the semiconductor industry;
•	The global economic climate;
•	Our significant indebtedness, including the indebtedness incurred in connection with our acquisition of Fairchild;
•	The impact of U.S. corporate tax reform and an uncertain corporate tax environment abroad;
•	An uncertain political climate and related impacts on global trade;
•	The effects of trends in the automotive and industrial end-markets on our revenues; and
•	Competitive conditions, and in particular consolidation, within our industry.

Fairchild Acquisition

On September 19, 2016, we completed the Fairchild Transaction. The purchase price totaled $2,532.2 million and was funded by the borrowings against our Term Loan “B” Facility and a partial draw of our revolving Revolving Credit Facility and with cash on hand.

We believe that this acquisition has created a power semiconductor leader with strong capabilities in a rapidly consolidating semiconductor industry. The combination of Fairchild operations with our own has provided complementary product lines to offer customers the full spectrum of high, medium and low voltage products, and we will continue to pioneer technology and design innovation in efficient energy consumption to help our customers achieve success and drive value for our partners and employees around the world. The acquisition also expanded our footprint in wireless communication products, particularly in high efficiency power conversions and USB Type C communication and power delivery. See “Business - 2016 Acquisition Activity,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Recent ON Semiconductor Results

Our total revenues for the year ended December 31, 2017 were $5,543.1 million, an increase of approximately 41.9% from $3,906.9 million from the year ended December 31, 2016. The increase was primarily attributable to the acquisition of Fairchild. During 2017, we reported net income attributable to ON Semiconductor of $810.7 million compared to $182.1 million in 2016. The increase was attributable to the impact of the U.S. tax reform, as well as improved results and contributions from the acquired Fairchild business. Our gross margin increased by approximately 350 basis points to 36.7% in 2017 from 33.2% in 2016. The increase in gross margin was primarily due to higher factory utilization, product mix and contributions from the acquired Fairchild business.

ON Semiconductor Q1 2018 Outlook

Based upon product booking trends, backlog levels, and estimated turns levels, we estimate that our revenues will be approximately $1,340.0 to $1,390.0 million, gross margin as a percentage of revenues will be approximately 36.4% to 38.4%, operating expenses will be approximately $318.0 to $336.0 million, other income and expense (including interest expense), net will be approximately $33.0 to $36.0 million and diluted share count will be approximately 445.0 to 447.0 million in the first quarter of 2018.

Statements related to our outlook for the first quarter of 2018 are based on our current expectations, forecasts, estimates and assumptions. Such statements involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. See “Risk Factors” for additional information.

Business and Macroeconomic Environment Influence on Cost Savings and Restructuring Activities

In 2017 our initiatives were focused on synergy-related cost reductions from the Fairchild acquisition. Additionally, we have historically pursued, and expect to continue to pursue, other cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have recognized efficiencies from previously implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. The semiconductor industry has traditionally been highly cyclical and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. We have historically taken significant actions to align our overall cost structure with our expectations of market conditions and by focusing on synergies-related cost reductions arising from each of our acquisitions. However, there can be no assurances that we will adequately forecast economic conditions or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

See “Results of Operations - Restructuring, asset impairments and other, net” below, along with Note 6: “Restructuring, Asset Impairments and Other, Net” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Anticipated Impact of U.S. Tax Reform

On December 22, 2017, the U.S. enacted the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one- time mandatory repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain future foreign earnings. Our income tax benefit for the year ended December 31, 2017 includes a provisional income tax benefit of $449.9 million as a result of the Tax Act. This benefit includes charges related to the mandatory repatriation tax and the remeasurement of deferred tax assets for the new, lower U.S. statutory rate of 21%, offset by a reduction of our deferred tax liability for undistributed current and prior years’ earnings of our foreign subsidiaries. Our provisional estimate of the mandatory repatriation tax is $219.4 million, which we believe can be offset, in part, by $191.1 million of existing U.S. tax credit carryforwards. After utilization of our tax credits, the remaining cash tax payable is expected to be $28.3 million, which would be payable over eight years with $2.3 million due in 2018.

We expect our future effective tax rate to more approximate the new U.S. federal statutory rate of 21%. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized.

Results of Operations

Our results of operations for the year ended December 31, 2017 include the full year results of operations from our acquisition of Fairchild on September 19, 2016.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Year ended December 31,			Dollar Change

	2017	2016	2015	2016 to 2017	2015 to 2016
Revenues	$5,543.1	$3,906.9	$3,495.8	$1,636.2	$411.1
Cost of revenues (exclusive of amortization shown below)	3,509.3	2,610.0	2,302.6	899.3	307.4

Gross profit	2,033.8	1,296.9	1,193.2	736.9	103.7
Operating expenses:
Research and development	594.4	452.3	396.7	142.1	55.6
Selling and marketing	315.9	238.0	204.3	77.9	33.7
General and administrative	284.9	230.3	182.3	54.6	48.0
Amortization of acquisition-related intangible assets	123.8	104.8	135.7	19.0	(30.9)
Restructuring, asset impairments and other, net	20.8	33.2	9.3	(12.4)	23.9
Intangible asset impairment	13.1	2.2	3.8	10.9	(1.6)

Total operating expenses	1,352.9	1,060.8	932.1	292.1	128.7

Operating income	680.9	236.1	261.1	444.8	(25.0)

Other (expense) income, net:
Interest expense	(141.2)	(145.3)	(49.7)	4.1	(95.6)
Interest income	3.0	4.5	1.1	(1.5)	3.4
Gain on divestiture of business	12.5	92.2	—	(79.7)	92.2
Loss on debt refinancing and prepayment	(47.2)	(6.3)	(0.4)	(40.9)	(5.9)
Other (expense) income	(8.1)	(0.6)	7.7	(7.5)	(8.3)
Licensing income	47.6	—	—	47.6	—

Other (expense) income, net	(133.4)	(55.5)	(41.3)	(77.9)	(14.2)

Income before income taxes	547.5	180.6	219.8	366.9	(39.2)
Income tax (provision) benefit	265.5	3.9	(10.8)	261.6	14.7

Net income	813.0	184.5	209.0	628.5	(24.5)
Less: Net income attributable to non-controlling interest	(2.3)	(2.4)	(2.8)	0.1	0.4

Net income attributable to ON Semiconductor Corporation	$810.7	$182.1	$206.2	$628.6	$(24.1)

Revenues

Revenues were $5,543.1 million, $3,906.9 million and $3,495.8 million for 2017, 2016 and 2015, respectively. The increase of $1,636.2 million, or approximately 42%, in 2017 compared to 2016 was primarily attributable to approximately 65% and 32% increases in revenue in our Power Solutions Group and Analog Solutions Group, respectively, which included an entire twelve-month period of Fairchild revenues in 2017 and $155.1 million in revenues due to the change in revenue recognition on distributor sales during the first quarter of 2017.

The increase in revenues from 2016 compared to 2015 of $411.1 million, or approximately 12%, was primarily attributable to approximately 21% and 11% increases in revenue in our Power Solutions Group and Analog Solutions Group, respectively, which included Fairchild revenues of $411.5 million between September 19, 2016 and December 31, 2016. This increase was partially offset by lower revenues in our Image Sensor Group.

Revenues by reportable segment for each of 2017, 2016 and 2015 were as follows (dollars in millions):

	2017	As a % of Revenue (1)	2016	As a % of Revenue (1)	2015	As a % of Revenue (1)
Power Solutions Group	$2,819.3	50.9%	$1,708.6	43.7%	$1,409.9	40.3%
Analog Solutions Group	1,950.9	35.2%	1,481.5	37.9%	1,338.6	38.3%
Image Sensor Group	772.9	13.9%	716.8	18.3%	747.3	21.4%

Total revenues	$5,543.1		$3,906.9		$3,495.8

(1)   Certain of the amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group

Revenues from the Power Solutions Group increased by $1,110.7 million, or approximately 65%, during 2017 compared to 2016, and increased by $298.7 million, or approximately 21%, during 2016 compared to 2015.

The 2017 increase is primarily attributable to the acquisition of Fairchild, which had a full year contribution in 2017, as well as a $107.8 million impact due to the change in revenue recognition on distributor sales during the first quarter of 2017. These two factors contributed to increases in substantially all of the divisions within this segment, which resulted in a $417.8 million increase in revenues in our Power MOSFET division, a $327.8 million increase in revenues in our High Power division, and, to a lesser extent, $132.9 million increase in revenues in our Integrated Circuits division and $120.7 million increase in revenues in our Protection and Signal division.

The 2016 increase was primarily attributable to the acquisition of Fairchild, which had $277.5 million in revenue across various products within this segment. This was due to a $149.5 million increase in revenues in our Power MOSFET division, a $79.5 million increase in revenues in our High Power division, and to a lesser extent, a $47.7 million increase in revenues in our Integrated Circuits division and an $18.5 million increase in revenues in our Protection and Signal division.

Revenues from the Analog Solutions Group

Revenues from the Analog Solutions Group increased by $469.4 million, or approximately 32%, during 2017 compared to 2016 and increased by $142.9 million, or approximately 11%, during 2016 compared to 2015.

The 2017 increase is primarily attributable to the acquisition of Fairchild, which had a full year contribution in 2017, as well as a $42.1 million impact due to the change in revenue recognition on distributor sales during the first quarter of 2017. These two factors contributed to increases in substantially all of the divisions within this segment, which resulted in a $150.6 million increase in revenues in our Mobile Solutions division, a $100.3 million increase in revenues in our Automotive division, a $97.5 million increase in revenues in our Digital and DC/DC division and a $81.3 million increase in revenues in our Industrial and Offline Power division.

The 2016 increase was primarily attributable to the acquisition of Fairchild, which had $134.0 million in revenue across various products within this segment. This was due to a $72.7 million increase in revenues in our Mobile Solutions division, and to a lesser extent, $33.1 million increase in revenues in our Digital and DC/DC division and $29.8 million increase in revenues in our Automotive division.

Revenues from the Image Sensor Group

Revenues from the Image Sensor Group increased by $56.1 million, or approximately 8%, during 2017 compared to 2016 and decreased by $30.5 million, or approximately 4%, during 2016 compared to 2015.

The 2017 increase is primarily attributable to a $84.9 million, or 29% increase in revenues in our Automotive Solutions division, which was partially offset by a $39.6 million, or approximately 13% decrease in revenues in our Consumer Solutions division as a result of the exit of the Mobile CIS business which occurred during the fourth quarter of 2016. For further information on the Mobile CIS business exit see Note 4: “Acquisitions, Divestitures and Licensing Transactions”.

The 2016 decrease was primarily attributable to a $100.1 million, or 24% decrease in revenues in our Consumer Solutions division due to the exit of the Mobile CIS business, offset by a $57.7 million, or 24% increase in revenues in our Automotive Solutions division, and a $11.8 million, or 12% increase in revenues in our Industrial Solutions division.

Revenues by Geographic Location

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (dollars in millions):

	2017	As a % of Revenue (1)	2016	As a % of Revenue (1)	2015	As a % of Revenue (1)
United States	$748.8	13.5%	$588.4	15.1%	$544.3	15.6%
United Kingdom	668.8	12.1%	541.1	13.8%	503.2	14.4%
Hong Kong	1,785.0	32.2%	1,086.8	27.8%	874.4	25.0%
Japan	429.0	7.7%	334.5	8.6%	281.7	8.1%
Singapore	1,466.9	26.5%	1,110.4	28.4%	1,120.7	32.1%
Other	444.6	8.0%	245.7	6.3%	171.5	4.9%

Total	$5,543.1		$3,906.9		$3,495.8

(1)	Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment for each of 2017, 2016 and 2015 was as follows (dollars in millions):

	2017	As a % of Segment Revenue (2)	2016	As a % of Segment Revenue (2)	2015	As a % of Segment Revenue (2)
Power Solutions Group	$959.2	34.0%	$566.3	33.1%	$428.7	30.4%
Analog Solutions Group	817.2	41.9%	589.0	39.8%	537.9	40.2%
Image Sensor Group	302.0	39.1%	236.5	33.0%	242.4	32.4%

Gross profit for all segments	$2,078.4		$1,391.8		$1,209.0
Unallocated manufacturing (1)	(44.6)	(0.8)%	(94.9)	(2.4)%	(15.8)	(0.5)%

Total gross profit	$2,033.8	36.7%	$1,296.9	33.2%	1,193.2	34.1%

(1)   Unallocated manufacturing costs are being shown as a percentage of total revenue (includes expensing of the fair market value step-up of inventory of $67.5 million during 2016 and $13.6 million during 2017).

(2)   Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit was $2,033.8 million, $1,296.9 million and $1,193.2 million for 2017, 2016 and 2015, respectively. The gross profit increase of $736.9 million, or approximately 57%, for 2017 compared to 2016 was primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions group, which included a full-year of contributions from the acquired Fairchild business. ISG gross profit improvement of $65.5 million was due to increased revenue in higher margin automotive and industrial markets offsetting decreased revenue on the exit of the Mobile CIS business.

The gross profit increase of $103.7 million, or approximately 9%, for 2016 compared to 2015 was primarily due to the contributions from Fairchild, which generated approximately $87.0 million of gross profit for 2016.

Gross margin increased to approximately 36.7% during 2017 compared to approximately 33.2% during 2016. Excluding the expensing of the fair market value of inventory step-up from the Fairchild acquisition, gross margin increased to approximately 36.9% during 2017 compared to approximately 34.9% during 2016. The increase was primarily due to higher factory utilization, product mix, which included the mix shift in imaging products to higher margin automotive and industrial imaging products, and the exit of the lower margin Mobile CIS business.

Gross margin decreased to approximately 33.2% during 2016 compared to approximately 34.1% during 2015. Excluding the expensing of the fair market value of inventory step-up from the Fairchild acquisition of $67.5 million, gross margin increased to 34.9%, primarily due to higher factory utilization and product mix, which included the growth in ISG of higher margin automotive and industrial imaging products and the exit of the lower margin Mobile CIS business.

Operating Expenses

Research and Development

Research and development expenses were $594.4 million, $452.3 million and $396.7 million, representing approximately 11%, 12% and 11% of revenues, for 2017, 2016 and 2015, respectively.

The increase in research and development expenses of $142.1 million, or approximately 31%, during 2017 compared to 2016 was primarily associated with the acquisition of Fairchild, which added several categories of research and development expenses. Research and development expenses unrelated to Fairchild increased primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined company.

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

Selling and Marketing

Selling and marketing expenses were $315.9 million, $238.0 million and $204.3 million, representing approximately 6% of revenues in each year period, for 2017, 2016 and 2015, respectively.

The increase in selling and marketing expenses of $77.9 million, or approximately 33%, during 2017 compared to 2016 was primarily associated with the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs as well as an overall increase in variable compensation for the combined company. There were also increases in expenses related to commissions and advertising.

The increase in selling and marketing expenses of $33.7 million, or approximately 16%, during 2016 compared to 2015 was primarily associated with the acquisition of Fairchild, which had selling and marketing expenses of $26.7 million, primarily in the area of payroll, including incentive compensation and payroll-related costs. There were also increases in expenses related to outside services and travel.

General and Administrative

General and administrative expenses were $284.9 million, $230.3 million and $182.3 million, representing approximately 5%, 6% and 5% of revenues, for 2017, 2016 and 2015, respectively.

The increase in general and administrative expenses of $54.6 million, or approximately 24%, during 2017 compared to 2016 was primarily associated with the acquisition of Fairchild, primarily in the area of payroll, including incentive compensation and payroll related costs, as well as an overall increase in variable compensation for the combined company.

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

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $123.8 million, $104.8 million and $135.7 million for 2017, 2016 and 2015, respectively. The increase of $19.0 million during 2017 compared to 2016 was primarily associated with the amortization of our intangible assets acquired from the Fairchild acquisition, partially offset by the declining amortization of our Aptina intangible assets.

The decrease in amortization of acquisition-related intangible assets during 2016 compared to 2015 was attributable to the declining amortization of our Aptina and Truesense intangible assets, partially offset by the amortization of our intangible assets acquired from the Fairchild acquisition.

See Note 4: “Acquisitions, Divestitures and Licensing Transactions” and Note 5: “Goodwill and Intangible Assets” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information with respect to intangible assets.

Restructuring, asset impairments and other, net

Restructuring, asset impairments and other, net was $20.8 million, $33.2 million and $9.3 million for 2017, 2016 and 2015, respectively. The information below summarizes the major activities in each year.

2017

During 2017, we recorded approximately $20.8 million of net charges related to our restructuring programs, consisting primarily of $9.7 million of post-Fairchild acquisition restructuring costs, $2.2 million of the former System Solutions Group voluntary workforce reduction program costs, $7.3 million of asset impairment charges primarily for assets held-for-sale and $3.7 million of other costs, partially offset by a reversal of $2.1 million relating to manufacturing relocation program costs.

2016

During 2016, we recorded approximately $33.2 million of net charges related to our restructuring programs, consisting primarily of $25.7 million of post-Fairchild acquisition restructuring costs, $5.3 million of the former System Solutions Group segment voluntary workforce reduction program costs, and $2.1 million of manufacturing relocation program costs.

2015

During 2015, we recorded approximately $9.3 million of net charges related to our restructuring programs, consisting primarily of $3.5 million of employee separation charges from our European marketing organization relocation plan and $4.8 million of general workforce reductions, partially offset by a $3.4 million gain from the sale of assets.

For additional information, see Note 6: “Restructuring, Asset Impairments and Other, Net” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Intangible Asset Impairment

2017

During 2017, we recorded $13.1 million of intangible asset impairment charges consisting of $7.7 million of charges relating to abandoned IPRD projects and $5.4 million relating to the impairment in the value of certain IPRD projects as a result of the annual impairment test performed during the fourth quarter of 2017.

2016

During 2016, we canceled certain of our previously capitalized IPRD projects and recorded intangible asset impairment charges of $2.2 million.

2015

During 2015, we canceled certain of our previously capitalized IPRD projects and recorded intangible asset impairment charges of $3.8 million.

See Note 5: “Goodwill and Intangible Assets” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Other Income and Expenses

Interest Expense

Interest expense decreased by $4.1 million, or approximately 2.8%, to $141.2 million during 2017 compared to $145.3 million in 2016, primarily due to the interest rate reduction under our Amended Credit Agreement. Interest expense increased by $95.6 million, or approximately 192%, to $145.3 million during 2016, up from $49.7 million in 2015, primarily due to the substantial indebtedness incurred in order to acquire Fairchild. We expect interest expense to remain substantial in future periods as we service the debt we incurred in connection with the Fairchild Transaction. We recorded amortization of debt discount to interest expense of $30.8 million, $26.0 million and $17.5 million for 2017, 2016 and 2015, respectively. Our average gross amount of long-term debt balance (including current maturities) during 2017, 2016 and 2015 was $3,490.9 million, $2,661.3 million and $1,361.6 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was approximately 4.0%, 5.5% and 3.7% per annum in 2017, 2016 and 2015, respectively. See “Liquidity and Capital Resources - Key Financing and Capital Events” below and Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of the indebtedness incurred for the Fairchild Transaction and our refinancing activities.

Gain on Divestiture of Business

Gain on divestiture of business was $12.5 million, $92.2 million and zero for 2017, 2016 and 2015, respectively. The information below summarizes the major activities in each year.

2017

Gain on divestiture of business was $12.5 million during 2017. On September 29, 2017, we sold Xsens Holding B.V. to mCube Hong Kong Limited (“mCube”) for cash consideration of $26.0 million and recorded a gain of $12.5 million after writing off the carrying value of the assets and liabilities sold of $7.0 million and goodwill of $6.5 million.

2016

Gain on divestiture of business was $92.2 million during 2016. On August 29, 2016, we sold two lines of business for $104.0 million to Littelfuse, Inc., (“Littelfuse”). In connection with the sale, we recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, writing off goodwill of $3.4 million, and deferring $4.3 million of the proceeds to be recognized in the future.

For additional information, see Note 4: “Acquisitions, Divestitures and Licensing Transactions” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Loss on Debt Refinancing and Prepayment

2017

Loss on debt refinancing and prepayment increased by $40.9 million from $6.3 million in 2016 to $47.2 million to 2017. The loss relates to the: (1) expensing of $26.2 million of unamortized debt discount and issuance costs attributed to the partial pay down of $575.0 million and the repricing of the Term Loan “B” Facility for the Second Amendment (as defined below); (2) expensing of $6.7 million of unamortized debt discount costs attributed to the partial pay down of $200.0 million of Term Loan “B” Facility; and (3) expensing of $14.3 million of unamortized debt discount and unamortized issuance costs attributed to the partial pay down of $400.0 million and the repricing of Term Loan “B” Facility for the Third Amendment to the Amended Credit Agreement (the “Third Amendment”). See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2016

Loss on debt refinancing and prepayment increased by $5.9 million from $0.4 million in 2015 to $6.3 million in 2016, due to the execution of the First Amendment (as defined below), which resulted in a debt extinguishment charge of $4.7 million, and the termination and replacement of our senior revolving credit facility by the Revolving Credit Facility, which resulted in a debt modification and write-off of $1.6 million in unamortized debt issuance costs.

2015

During 2015, we amended our senior revolving credit facility to, among other things, increase the borrowing capacity to $1.0 billion and reset the facility’s five year maturity. As a result of the amendment, we wrote-off $0.4 million of existing debt issuance costs associated with the facility.

Other (expense) income

Other income decreased by $7.5 million, from expense of $0.6 million in 2016 to $8.1 million in 2017. Other income decreased by $8.3 million, from income of $7.7 million in 2015 to an expense of $0.6 million in 2016. The change from year to year is attributable to fluctuations in foreign currencies against the U.S. dollar for the periods presented, net of the impact from our hedging activity and an adjustment to contingent consideration.

Licensing Income

Licensing income was $47.6 million for 2017 compared to zero for 2016. Approximately $45.1 million was attributable to payments received under an asset purchase agreement with HSET Electronic Tech (Hong Kong) Limited in connection with our licensing of certain patents related to the Mobile CIS business. The remaining $2.5 million was received from various other licensing agreements. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Income Tax (Provision) Benefit

We recorded an income tax benefit of $265.5 million, an income tax benefit of $3.9 million and an income tax provision of $10.8 million in 2017, 2016 and 2015, respectively.

This income tax benefit for the year ended December 31, 2017 consisted primarily of the provisional benefit of $449.9 million related to the estimated impact of U.S. tax reform and related effects and a discrete benefit of $13.2 million relating to equity award excess tax benefits. These benefits are offset by $186.8 million for income and withholding taxes of certain of our foreign and domestic current year operations and $10.8 million relating to the establishment of additional valuation allowance on certain foreign deferred tax assets.

The income tax benefit for 2016 consisted primarily of the reversal of $359.8 million of our previously established valuation allowance against part of our U.S. federal and foreign deferred tax assets and the release of $1.9 million for reserves and interest for uncertain tax positions in foreign taxing jurisdictions which were effectively settled or for which the statute lapsed during 2016. This was partially offset by $310.8 million related to the reversal of the prior years’ indefinite reinvestment assertion, $43.5 million for income and withholding taxes of certain of our foreign and domestic operations and $3.5 million of new reserves and interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions.

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

Our effective tax rate for 2017 was a benefit of 48.5%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to U.S. tax reform codified under the Tax Act. Our effective tax rate for 2016 was a benefit of 2.2%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to the release of our U.S. and Japan valuation allowances, partially offset by the reversal of the prior years’ indefinite reinvestment assertion. Our effective tax rate for 2015 was a provision of 4.9%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to our change in valuation allowance, deemed dividend income from foreign subsidiaries and tax rate differential in our foreign subsidiaries.

We expect our future effective tax rate to more approximate the new U.S. federal statutory rate of 21%. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized.

We continue to maintain a valuation allowance on a portion of our tax credits in foreign jurisdictions and foreign net operating losses, a substantial portion of which relate to Japan net operating losses which are projected to expire prior to utilization. In addition, we also maintain a full valuation allowance on our U.S. state deferred tax assets.

For additional information, see Note 15: “Income Taxes” in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, capital leases, operating leases and purchase obligations. The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period

Contractual obligations (1)	Total	2018	2019	2020	2021	2022	Thereafter
Long-term debt, excluding capital leases (2)	$3,532.9	$325.0	$121.8	$770.3	$463.0	$52.8	$1,800.0
Capital leases (2)	4.3	3.5	0.8	—	—	—	—
Operating leases (3)	160.5	33.4	28.6	20.6	16.5	12.4	49.0
Purchase obligations (3):
Capital purchase obligations	143.0	126.3	16.7	—	—	—	—
Inventory and external manufacturing purchase obligations	339.0	246.1	28.7	19.8	19.4	10.5	14.5
Information technology, communication and mainframe support services	20.0	7.4	7.9	2.5	1.8	0.4	—
Other	41.4	37.3	2.1	1.1	0.9	—	—

Total contractual obligations	$4,241.1	$779.0	$206.6	$814.3	$501.6	$76.1	$1,863.5

(1)	The table above excludes approximately $16.6 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.
(2)	Includes interest payments at applicable rates as of December 31, 2017.
(3)	These represent our off-balance sheet arrangements (See “Liquidity and Capital Resources—Off-Balance Sheet Arrangements” for a description of our off-balance sheet arrangements).

The table also excludes our pension obligations. We expect to make cash contributions to comply with local funding requirements and required benefit payments of approximately $16.4 million in 2018. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2018, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 11: “Employee Benefit Plans” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash and cash equivalents was $949.2 million as of December 31, 2017. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents at December 31, 2017 include approximately $422.4 million available in the United States. We require a substantial amount of cash in the United States for operating requirements, debt service, debt repayments and acquisitions. While we hold a significant amount of cash, cash equivalents and short-term investments outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

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

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. Our Revolving Credit Facility includes $15.0 million of availability for the issuance of letters of credit. There were $0.4 million letters of credit outstanding under our Revolving Credit Facility as of December 31, 2017, which reduces our borrowing capacity. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $5.7 million at December 31, 2017.

As part of securing financing in the ordinary course of business, we issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $120.6 million as of December 31, 2017. We are also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $122.7 million as of December 31, 2017, and which was fully repaid on January 2, 2018. See Note 8: “Long-Term Debt” and Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $160.5 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 12: “Commitments and Contingencies” in the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Our ability to service our long-term debt, including our 1.625% Notes, 1.00% Notes, Revolving Credit Facility and Term Loan “B” Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. During 2017, we paid $387.5 million for capital expenditures, while in 2016 we paid $210.7 million. Capital expenditure levels can materially influence our available cash for other initiatives. Our capital expenditures have historically been approximately 6% to 7% of annual revenues and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

On November 30, 2017, we, certain of our domestic subsidiaries (the “Guarantors”), the several lenders party thereto and the Agent entered into the Third Amendment. The Third Amendment provides for, among other things, modifications to the Amended Credit Agreement to reduce the interest rate payable under the Term Loan “B” Facility and to increase the amount that may be borrowed pursuant to the Revolving Credit Facility to $1.0 billion. In connection with the Third Amendment, the Company prepaid $400.0 million of borrowings under the Term Loan “B” Facility, bringing the outstanding borrowings under the Term Loan “B” Facility to approximately $1.2 billion as of the date of the Third Amendment. We had $400 million of borrowings outstanding under the Revolving Credit Facility as of the date of the Third Amendment.

On March 31, 2017, we and the Guarantors entered into the Second Amendment (the “Second Amendment”) to the Amended Credit Agreement. The Second Amendment provides for, among other things, modifications to the

Amended Credit Agreement to allow the Notes to rank pari passu with borrowings under the Amended Credit Agreement and to reduce the interest rates payable under the Term Loan “B” Facility and the Revolving Credit Facility.

On March 31, 2017, we completed the private unregistered offering of $575.0 million aggregate principal amount of the 1.625% Notes, which amount includes the full exercise of the initial purchasers’ option to purchase additional 1.625% Notes. The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility.

On April 15, 2016, we entered into two new financing arrangements to secure funds for the purchase consideration of Fairchild among certain other items, including a $2.2 billion Term Loan “B” Facility, with the proceeds deposited into escrow accounts and used to finance the transaction, which occurred on September 19, 2016. On September 30, 2016, we amended the financing arrangements and increased the Term Loan “B” Facility by $200.0 million. The associated interest expense related to our Term Loan “B” Facility has had, and will continue to have, a material impact on our results of operations throughout the term of the Amended Credit Agreement.

During the year ended December 31, 2015, we issued $690.0 million of our 1.00% Notes and used a portion of the proceeds to pay down amounts previously drawn on our senior revolving credit facility. We also increased the borrowing capacity of our senior revolving credit facility from $800.0 million to $1.0 billion and reset the five-year maturity. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $1,094.2 million, $581.2 million, and $470.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our cash flows provided by operating activities for the year ended December 31, 2017, which includes a full year of Fairchild, increased by approximately $513.0 million, or approximately 88.3%, compared to the year ended December 31, 2016. The increase was primarily attributable to better results of operations. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents and short-term investments, was $575.1 million as of December 31, 2017 and has fluctuated between $338.1 million and $668.2 million at the end of each of our last six fiscal quarters. Our working capital, including cash and cash equivalents and short-term investments, was $1,524.3 million as of December 31, 2017 and has fluctuated between $1,304.5 million and $1,524.3 million at the end of each of our last six fiscal quarters.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. For the year ended December 31, 2017, our working capital was most significantly impacted by our capital expenditures and our repayment of long-term debt, including capital leases. See Note 8: “Long-Term Debt” and Note 9: “Earnings Per Share and Equity” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, deferred taxes and goodwill.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2017. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments, see Note 8: “Long-Term Debt” and for further discussion on share repurchase program, see Note 9: “Earnings Per Share and Equity” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Events

2017 Financing Events

Amendments to the Credit Agreement

On April 15, 2016, we entered into the Amended Credit Agreement. On March 31, 2017, we entered into the Second Amendment to the Amended Credit Agreement. The Second Amendment provided for, among other things, modifications to the Amended Credit Agreement to allow the 1.625% Notes to rank pari passu with borrowings under the Amended Credit Agreement and to reduce the interest rates payable under the Term Loan “B” Facility and the Revolving Credit Facility. For any interest period ending after the date of the Second Amendment, the Second Amendment reduced the applicable margins on borrowings under the Amended Credit Agreement incurred as eurocurrency loans (“Eurocurrency Loans”) to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on borrowings under the Amended Credit Agreement incurred as alternate base rate loans (“ABR Loans”) to 0.75% and 1.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. For further discussion of the Amended Credit Agreement, see “2016 Financing Events—Amended Credit Agreement.”

During the quarter ended June 30, 2017, we repaid in full the $120.0 million outstanding under the Revolving Credit Facility. During the quarter ended September 29, 2017, we prepaid $200.0 million of borrowings under the Term Loan “B” Facility.

On November 30, 2017, we entered into the Third Amendment to the Amended Credit Agreement. The Third Amendment provided for, among other things, modifications to the Amended Credit Agreement to reduce the interest rate payable under the Term Loan “B” Facility and to increase the amount that may be borrowed pursuant to the Revolving Credit Facility to $1.0 billion. For any interest period ending after the date of the Third Amendment, the Third Amendment reduced the applicable margins on Eurocurrency Loans to 2.00% for borrowings under the Term Loan “B” Facility, and reduced applicable margins on ABR Loans to 1.00% for borrowings under the Term Loan “B” Facility. In connection with the Third Amendment, we prepaid $400.0 million of borrowings under the Term Loan “B” Facility, bringing the outstanding borrowings under the Term Loan “B” Facility to approximately $1.2 billion as of the date of the Third Amendment. We had $400.0 million of borrowings outstanding under the Revolving Credit Facility as of the date of the Third Amendment.

Issuance of 1.625% Notes

On March 31, 2017, we completed a private placement of $575.0 million of our 1.625% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 1.625% Notes are governed by an indenture (the “1.625% Indenture”) between the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee. The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility. The 1.625% Notes bear interest at the rate of 1.625% per year from the date of issuance, payable semiannually in arrears on April 15 and

October 15 of each year, beginning on October 15, 2017. The 1.625% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of our subsidiaries that is a borrower or guarantor under our Amended Credit Agreement.

Share Repurchase Program

We repurchased approximately 1.6 million shares of our common stock for an aggregate purchase price of $25.0 million in connection with the offering of the 1.625% Notes during the year ended December 31, 2017.

2016 Financing Events

Redemption of 2.625% Notes, Series B

On November 17, 2016, we announced that we would be exercising our option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B, on December 20, 2016 pursuant to the terms of the indenture governing the 2.625% Notes, Series B (the “2.625% Notes, Series B Indenture”). The holders of the 2.625% Notes, Series B, had the right to convert their 2.625% Notes, Series B, into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016. We satisfied our conversion obligation with respect to the 2.625% Notes, Series B, tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445.0 million for the redemption and conversion of the 2.625% Notes, Series B.

Amended Credit Agreement

On April 15, 2016, we entered into: (1) the Amended Credit Agreement; and (2) a Guarantee and Collateral Agreement (the “Guarantee and Collateral Agreement”) with the Guarantors, pursuant to which the Amended Credit Agreement are guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the Amended Credit Agreement are also secured by mortgages on certain real property assets of the Company and its domestic subsidiaries. Subject to the terms and conditions of the Amended Credit Agreement, on April 15, 2016, we borrowed an aggregate of $2.2 billion under the Term Loan “B” Facility (the “Gross Proceeds”).

On April 15, 2016, the Gross Proceeds, along with certain other amounts funded by the Company, were deposited into escrow accounts pursuant to the terms of an escrow agreement and, upon release from escrow, in accordance with the terms of the escrow agreement, were available primarily to pay, directly or indirectly, the purchase price of the Fairchild Transaction pursuant to the terms of the Fairchild Agreement and certain other items, subject to the terms and conditions of the Amended Credit Agreement.

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

On September 30, 2016, the Company entered into the First Amendment to the Amended Credit Agreement. The First Amendment reduced the applicable margins on Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, the First Amendment included the following: (i) the Term Loan “B” Facility was increased to $2.4 billion; (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the guarantors to enter into certain hedge arrangements. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the Company’s $200.0 million outstanding balance under the Revolving Credit Facility.

Share Repurchase Program

We did not repurchase shares pursuant to our share repurchase program during the year ended December 31, 2016, as we focused on the funding required for the Fairchild Transaction.

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

Debt Guarantees and Related Covenants

As of December 31, 2017, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and our other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of our existing and future senior debt and are subordinated to all of our existing and future secured debt. See Note 8: “Long-Term Debt” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Use of Estimates.    The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and estimates of amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and indefinite-lived intangible assets and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets, evaluations of uncertain tax positions, and the impact of the U.S. tax reform; and (vii) estimates and assumptions used in connection with business combinations. Actual results may differ from these estimates.

Revenue.    We generate revenues from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, to a much lesser extent, from manufacturing and design services provided to customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer (generally upon shipment), the price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of provisions for related sales returns and allowances.

Prior to the first quarter of 2017, for products sold to distributors who are entitled to ship and credit rights, we recognized the related revenues and cost of revenues when we were informed by the distributor that it had resold the products to the end-user. This was due to our inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through the ON Semiconductor systems and processes. Legacy systems and processes of Fairchild enable us to estimate up front the effects of returns and allowances provided to these distributors and thereby record the net revenues at the time of sale related to a legacy Fairchild system and process. We acquired Fairchild on September 19, 2016.

When we adopt ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (see Note 3: “Recent Accounting Pronouncements”), one of the more significant impacts would be that we would not be permitted to defer revenue until sale by the distributor to the end customer, but rather, would be required to estimate the effects of returns and allowances provided to certain distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, we had developed our internal systems, processes and controls for making the required estimates on the sales to these distributors. As a result of these process changes, during the first quarter of 2017, we were able to reliably estimate upfront the effects of returns and allowances and record revenues at the time of sales to these distributors. As a result of this change, we recognized $155.1 million in revenue during the first quarter of 2017. The impact of this change resulted in an increase of $59.0 million to income before income taxes, or $0.09 per basic and diluted share, for the year ended December 31, 2017. Additionally, we recorded accruals for the estimated returns from the distributors, which decreased revenues by $8.1 million and income before income taxes by $5.3 million for the year ended December 31, 2017.

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

Inventories.    We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value and record provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory that is considered to be in excess of anticipated demand is reserved, impacting our cost of revenues and gross profit. If demand recovers and the parts previously reserved are sold, we will generally recognize a higher than normal margin. However, the majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been relatively consistent on a quarterly basis and the related impact on our margins has not been material.

Impairment of Long-Lived Assets.    We evaluate the recoverability of the carrying amount of our property, plant and equipment and intangible assets (excluding IPRD), whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. In recent years, most of our asset groups that have been impaired consist of assets that were ultimately abandoned, sold or otherwise disposed of due to cost reduction activities and the consolidation of our manufacturing facilities. In some instances, these assets have subsequently been sold for amounts higher than their impaired value with related gains recorded in the restructuring, asset impairment and other, net line item in our consolidated statement of operations and disclosed in the footnotes to the financial statements.

IPRD.    We are required to test our IPRD assets for impairment annually using the guidance for indefinite-lived intangible assets. An IPRD asset is considered to be impaired when the asset’s carrying amount is greater than its fair value. Our impairment evaluation consists of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the IPRD asset is impaired. If it is more likely than not that the asset is impaired, we calculate the fair value of the IPRD asset and record an impairment charge if the carrying amount exceeds fair value. We determine the fair value based on an income approach, which is calculated as the present value of the estimated future cash flows of the IPRD asset. The assumptions about estimated cash flows include factors such as future revenues, gross profits, operating expenses, and industry trends. We can bypass the qualitative assessment for any asset in any period and proceed directly to the quantitative impairment test.

Goodwill.    We evaluate our goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Our divisions, which are components of our operating segments, constitute reporting units for purposes of allocating and testing goodwill. Our divisions are one level below the operating segments, constituting individual businesses, at which level our segment management conducts regular reviews of the operating results. Our impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, we perform a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Determining the fair value of our reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenues, gross profits, operating expenses, and industry trends. We consider historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. We consider other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. We base our fair value estimates on assumptions we believe to be reasonable. Actual results may differ from those estimates.

Our next annual test for impairment is expected to be performed on the first day of the fourth quarter of 2018; however, identification of a triggering event may result in the need for earlier reassessments of the recoverability of our goodwill and may result in material impairment charges in future periods.

Defined Benefit Pension Plans and Related Benefits.    We maintain defined benefit pension plans covering certain of our non-U.S. employees. For financial reporting purposes, net periodic pension costs and pension obligations are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increase for employees participating in the plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties. Actual results that differ from these assumptions impact the expense recognition and cash funding requirements of our pension plans. As of December 31, 2017, a 20 basis point change in the discount rates utilized to determine our continuing foreign pension liabilities and expenses would have impacted our results by approximately $8.3 million.

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

As of December 31, 2017, our long-term debt (including current maturities) totaled $3,175.0 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,053.5 million (excluding the SMBC note of $122.7 million which was paid on January 2, 2018). We do have interest rate exposure with respect to the $998.8 million balance of our variable interest rate debt outstanding as of December 31, 2017. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $5.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan “B” Facility.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign currency contracts at December 31, 2017 and 2016 was $130.5 million and $95.9 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $101.2 million for the year ended December 31, 2017, assuming no offsetting hedge positions.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2017.

On September 19, 2016, we acquired Fairchild, which operated under its own set of systems and internal controls. Fairchild’s systems and control environment have been integrated into the Company’s systems and control environment as of October 30, 2017.

Other than as described above, there have been no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2017 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Exhibits and Financial Statement Schedules” of this Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading “Executive Officers of the Registrant” in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions “Management Proposals - Proposal No. 1: Election of Directors,” “The Board of Directors and Corporate Governance,” “Section 16(a) Reporting Compliance” and “Miscellaneous Information - Stockholder Nominations and Proposals” in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our year ended December 31, 2017 in connection with our 2018 Annual Meeting of Stockholders (“Proxy Statement”).

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption “The Board of Directors and Corporate Governance - Code of Business Conduct” in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions “The Board of Directors and Corporate Governance - 2017 Compensation of Directors,” “Compensation of Executive Officers,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information incorporated by reference under the caption “Compensation Committee Report” in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions “Principal Stockholders,” “Share Ownership of Directors and Officers” and “Share-Based Compensation Plan Information” in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions “Management Proposals - Proposal No. 1: Election of Directors,” “The Board of Directors and Corporate Governance,” “Compensation of Executive Officers” and “Relationships and Related Transactions” in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Management Proposals - Proposal No. 3: Ratification of Appointment of Independent Registered Public Accounting Firm - Audit and Related Fees” in our Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

Schedule II - Valuation and Qualifying Accounts	170

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3) Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1	Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.2(a)	Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.2(b)	Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.3(a)	Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2010)†

2.3(b)	Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.4	Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014)†

2.5	Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)†

2.6	Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation (incorporated by reference to Exhibit 2.02 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))†

Exhibit No.	Exhibit Description

3.1(a)	Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.1(b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.1(c)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 7, 2017)

3.2	By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1	Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Commission on March 10, 2004)

4.2(a)	Indenture regarding the 1.00% Convertible Senior Notes due 2020, dated June 8, 2015, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

4.2(b)	Form of Global 1.00% Convertible Senior Note due 2020 (included in Exhibit 4.2(a))

4.2(c)	Supplemental Indenture to the Indenture regarding the 1.00% Convertible Senior Notes due 2020, dated March 11, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

4.2(d)	Second Supplemental Indenture to the Indenture regarding the 1.00% Convertible Senior Notes 2020, dated April 14, 2016, among ON Semiconductor Corporation, , the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

4.2(e)	Third Supplemental Indenture to the Indenture regarding the 1.00% Convertible Senior Notes due 2020, dated November 21, 2016, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 21, 2016)

Exhibit No.	Exhibit Description

4.3(a)	Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of March 31, 2017 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

4.3(b)	Form of Global 1.625% Convertible Senior Note due 2023 (included in Exhibit 4.3(a))

10.1	Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on January 11, 2000 (File No. 333-90359))

10.2	Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.3	Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.4(a)	Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.4(b)	Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

10.5(a)	Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016).

Exhibit No.	Exhibit Description

10.5(b)	Guarantee and Collateral Agreement, dated April 15, 2016, made by ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on form 8-K filed with the Commission on April 15, 2016)

10.5(c)	Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(d)	Joinder to Amended and Restated Guaranty, dated March 15, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2016)

10.5(e)	Joinder to Amended and Restated Guaranty, dated April 14, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(f)	Assumption Agreement, dated September 19, 2016, by and between ON Semiconductor (China) Holdings, LLC and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(g)	Pledge Supplement, dated September 19, 2016, by ON Semiconductor (China) Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(h)	Assumption Agreement, dated September 19, 2016, by and among Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation, Fairchild Energy, LLC and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

10.5(i)	Pledge Supplement, dated September 19, 2016, by Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, Fairchild Semiconductor Corporation of California, Giant Holdings, Inc., Fairchild Semiconductor West Corporation, Kota Microcircuits, Inc., Silicon Patent Holdings, Giant Semiconductor Corporation, Micro-Ohm Corporation and Fairchild Energy, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2016)

Exhibit No.	Exhibit Description

10.5(j)	First Amendment to Credit Agreement, dated September 30, 2016, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 30, 2016)

10.5(k)	Second Amendment to Credit Agreement, dated March 31, 2017, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

10.5(l)	Third Amendment to Credit Agreement, dated November 30, 2017, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 4, 2017)

10.6(a)	Form of Convertible Note Hedge and Warrant Transactions (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.6(b)	Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2015)

10.7(a)	ON Semiconductor Corporation 2000 Stock Incentive Plan, as amended and restated May 19, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2004)(2)

10.7(b)	Amendment to the ON Semiconductor Corporation 2000 Stock Incentive Plan, dated May 16, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2007)(2)

10.7(c)	Non-qualified Stock Option Agreement for the ON Semiconductor Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35(d) to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on March 24, 2000 (File No. 333-30670))(2)

10.7(d)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation 2000 Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

10.7(e)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation 2000 Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 16, 2005)(2)

Exhibit No.	Exhibit Description

10.7(f)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed with the Commission on May 19, 2010 (File No. 333-166958))(2)

10.7(g)	First Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2012)(2)

10.7(h)	Second Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 20, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.7(i)	Non-qualified Stock Option Agreement for Directors for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(j)	Non-qualified Stock Option Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(k)	Restricted Stock Units Award Agreement for Senior Vice Presidents and Above for the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2010)(2)

10.7(l)	Stock Grant Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of standard Stock Grant Award for Non-employee Directors) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(m)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011)(2)

10.7(n)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2012 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2012)(2)

Exhibit No.	Exhibit Description

10.7(o)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2013 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2013)(2)

10.7(p)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2014 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.7(q)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2015 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.7(r)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2016 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 8, 2016) (2)

10.7(s)	Performance Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2017 form of Performance Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)(2)

10.7(t)	Third Amendment to the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective May 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)(2)

10.8(a)	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-159381 filed with the Commission on May 21, 2009)(2)

10.8(b)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2013)(2)

10.8(c)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.8(d)	Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)(2)

Exhibit No.	Exhibit Description

10.9(a)	ON Semiconductor 2002 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.9(b)	ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference to Appendix B of Schedule 14A filed with the Commission on April 11, 2006)(2)

10.9(c)	First Amendment to the ON Semiconductor 2007 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.10(a)	Employee Incentive Plan January 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on August 9, 2002)(2)

10.10(b)	First Amendment to the ON Semiconductor 2002 Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007)(2)

10.11	Amended and Restated Employment Agreement, effective June 1, 2017, by and between Semiconductor Components Industries, LLC and Keith Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.12	Amended and Restated Employment Agreement, effective June 1, 2017, by and between Semiconductor Components Industries, LLC and George H. Cave (1)(2)

10.13(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of April 23, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2009)(2)

10.13(c)	Amendment No. 2 to Employment Agreement by and between Semiconductor Components Industries, LLC and William M. Hall, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.14(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.14(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.15(a)	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, dated as of March 14, 2008 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on February 21, 2014)(2)

Exhibit No.	Exhibit Description

10.15(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Klosterboer, effective June 1, 2017 (1)(2)

10.16	Employment Agreement, effective January 7, 2013, between Semiconductor Components Industries, LLC and Mamoon Rashid (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.17	Key Officer Severance and Change of Control Agreement with Mamoon Rashid dated as of June 1, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Commission on June 2, 2017)(2)

10.18	International Assignment Letter of Understanding, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.19	Retention Bonus Agreement, effective January 7, 2013, by and among Semiconductor Components Industries, LLC, SANYO Semiconductor Co., Ltd. and Mamoon Rashid (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2014)(2)

10.20(a)	Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

10.20(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.21(a)	Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 4, 2015)(2)

10.21(b)	Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and Paul Rolls, effective June 1, 2017 (1)(2)

10.22	Key Officer Severance and Change of Control Agreement by and between Semiconductor Components Industries, LLC and Taner Ozcelik, dated as of June 1, 2017 (1)(2)

10.23	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.24(a)	Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))

Exhibit No.	Exhibit Description

10.24(b)	Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.24(c)	Fairchild Benefit Restoration Plan (incorporated by reference to Exhibit 10.23 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))(2)

10.24(d)	Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed July 9, 1997 (File No. 333-28697))

10.24(e)	Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company (incorporated by reference to Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed January 13, 1998. (File No. 333-26897))

14.1	ON Semiconductor Corporation Code of Business Conduct effective as of August 16, 2016 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2016)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2018

ON Semiconductor Corporation

By:	/s/ KEITH D. JACKSON
Name: Keith D. Jackson
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Titles	Date

	/s/ KEITH D. JACKSON	President, Chief Executive Officer	February 21, 2018
	Keith D. Jackson	and Director (Principal Executive Officer)

	/s/ BERNARD GUTMANN	Executive Vice President, Chief	February 21, 2018
	Bernard Gutmann	Financial Officer and Treasurer (Principal Financial Officer)

	/s/ BERNARD R. COLPITTS, JR.	Chief Accounting Officer	February 21, 2018
	Bernard R. Colpitts, Jr.	(Principal Accounting Officer)

	*	Chair of the Board of Directors	February 21, 2018
Alan Campbell

	*	Director	February 21, 2018
Atsushi Abe

	*	Director	February 21, 2018
Curtis J. Crawford

	*	Director	February 21, 2018
Gilles Delfassy

	*	Director	February 21, 2018
Emmanuel T. Hernandez

	*	Director	February 21, 2018
Paul A. Mascarenas

	*	Director	February 21, 2018
Daryl A. Ostrander

	*	Director	February 21, 2018
Teresa M. Ressel

*By:	/s/ BERNARD GUTMANN	Attorney in Fact	February 21, 2018
Bernard Gutmann

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3: “Recent Accounting Pronouncements” to the consolidated financial statements, the Company changed the manner in which it accounts for excess tax benefits from share-based compensation in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona

February 21, 2018

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$949.2	$1,028.1
Receivables, net	701.5	629.8
Inventories	1,089.5	1,030.2
Other current assets	193.0	181.0

Total current assets	2,933.2	2,869.1
Property, plant and equipment, net	2,279.1	2,159.1
Goodwill	916.9	924.7
Intangible assets, net	628.3	762.1
Deferred tax assets	339.1	138.9
Other assets	98.5	70.5

Total assets	$7,195.1	$6,924.4

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$548.0	$434.0
Accrued expenses	612.8	405.0
Deferred income on sales to distributors	—	109.8
Current portion of long-term debt	248.1	553.8

Total current liabilities	1,408.9	1,502.6
Long-term debt	2,703.7	3,068.5
Deferred tax liabilities	55.1	288.9
Other long-term liabilities	226.4	186.5

Total liabilities	4,394.1	5,046.5

Commitments and contingencies (Note 12)
2.625% Notes, Series B - Redeemable conversion feature	—	32.9
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 and 750,000,000 shares authorized, 551,873,115 and 542,317,788 shares issued, 425,118,194 and 418,941,713 shares outstanding, respectively)	5.5	5.4
Additional paid-in capital	3,593.5	3,473.3
Accumulated other comprehensive loss	(40.6)	(50.2)
Accumulated earnings (deficit)	351.5	(527.3)
Less: Treasury stock, at cost; 126,754,921 and 123,376,075 shares, respectively	(1,131.1)	(1,078.0)

Total ON Semiconductor Corporation stockholders’ equity	2,778.8	1,823.2
Non-controlling interest in consolidated subsidiary	22.2	21.8

Total stockholders’ equity	2,801.0	1,845.0

Total liabilities and stockholders’ equity	$7,195.1	$6,924.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues	$5,543.1	$3,906.9	$3,495.8
Cost of revenues (exclusive of amortization shown below)	3,509.3	2,610.0	2,302.6

Gross profit	2,033.8	1,296.9	1,193.2
Operating expenses:
Research and development	594.4	452.3	396.7
Selling and marketing	315.9	238.0	204.3
General and administrative	284.9	230.3	182.3
Amortization of acquisition-related intangible assets	123.8	104.8	135.7
Restructuring, asset impairments and other, net	20.8	33.2	9.3
Intangible asset impairment	13.1	2.2	3.8

Total operating expenses	1,352.9	1,060.8	932.1

Operating income	680.9	236.1	261.1

Other (expense) income, net:
Interest expense	(141.2)	(145.3)	(49.7)
Interest income	3.0	4.5	1.1
Gain on divestiture of business	12.5	92.2	—
Loss on debt refinancing and prepayment	(47.2)	(6.3)	(0.4)
Other (expense) income	(8.1)	(0.6)	7.7
Licensing income	47.6	—	—

Other (expense) income, net	(133.4)	(55.5)	(41.3)

Income before income taxes	547.5	180.6	219.8
Income tax (provision) benefit	265.5	3.9	(10.8)

Net income	813.0	184.5	209.0
Less: Net income attributable to non-controlling interest	(2.3)	(2.4)	(2.8)

Net income attributable to ON Semiconductor Corporation	$810.7	$182.1	$206.2

Comprehensive income, net of tax:
Net income	$813.0	$184.5	$209.0

Foreign currency translation adjustments	7.0	(8.0)	0.3
Effects of cash flow hedges	2.6	0.1	3.4
Effects of available-for-sale securities	—	—	(4.5)

Other comprehensive (loss) income, net of tax of $0.0, $0.2 and $0.0, respectively	9.6	(7.9)	(0.8)

Comprehensive income	822.6	176.6	208.2
Comprehensive income attributable to non-controlling interest	(2.3)	(2.4)	(2.8)

Comprehensive income attributable to ON Semiconductor Corporation	$820.3	$174.2	$205.4

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$1.92	$0.44	$0.49

Diluted	$1.89	$0.43	$0.48

Weighted-average common shares outstanding:
Basic	421.9	415.2	421.2

Diluted	428.3	420.0	427.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Treasury Stock		Non- Controlling Interest in Consolidated Subsidiary	Total Equity
	Number of shares	At Par Value				Number of shares	At Cost

Balance at December 31, 2014	524,615,562	$5.2	$3,281.2	$(41.5)	$(915.6)	(90,515,545)	$(702.8)	$20.9	$1,647.4
Comprehensive (loss) income	—	—	—	(0.8)	206.2	—	—	2.8	208.2
Stock option exercises	3,487,238	0.1	27.0	—	—	—	—	—	27.1
Shares issued pursuant to the employee stock purchase plan	1,729,100	—	14.6	—	—	—	—	—	14.6
RSUs and stock grant awards issued	4,302,821	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(1,226,764)	(14.7)	—	(14.7)
Share-based compensation expense	—	—	46.9	—	—	—	—	—	46.9
Repurchase of common stock	—	—	—	—	—	(30,352,607)	(348.2)	—	(348.2)
Warrants and bond hedge, net	—	—	(56.9)	—	—	—	—	—	(56.9)
Issuance of convertible notes	—	—	107.5	—		—	—	—	107.5

Balance at December 31, 2015	534,134,721	5.3	3,420.3	(42.3)	(709.4)	(122,094,916)	(1,065.7)	23.7	1,631.9
Comprehensive (loss) income	—	—	—	(7.9)	182.1	—	—	2.4	176.6
Stock option exercises	1,849,777	0.1	14.8	—	—	—	—	—	14.9
Shares issued pursuant to the employee stock purchase plan	1,813,789	—	15.0	—	—	—	—	—	15.0
RSUs and stock grant awards issued	4,519,501	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(1,281,159)	(12.3)	—	(12.3)
Share-based compensation expense	—	—	56.1	—	—	—	—	—	56.1
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(4.3)	(4.3)
Reclassification of 2.625% Notes, Series B, equity component to mezzanine equity	—	—	(32.9)	—	—	—	—	—	(32.9)

Balance at December 31, 2016	542,317,788	5.4	3,473.3	(50.2)	(527.3)	(123,376,075)	(1,078.0)	21.8	1,845.0
Comprehensive (loss) income	—	—	—	9.6	810.7	—	—	2.3	822.6
Stock option exercises	2,213,859	—	18.0	—	—	—	—	—	18.0
Shares issued pursuant to the employee stock purchase plan	1,913,528	—	23.6	—	—	—	—	—	23.6
RSUs and stock grant awards issued	5,427,940	0.1	(0.1)	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(1,750,182)	(28.1)	—	(28.1)
Share-based compensation expense	—	—	69.8	—	—	—	—	—	69.8
Repurchase of common stock	—	—	—	—	—	(1,628,664)	(25.0)	—	(25.0)
Repayment of 2.625% Notes, Series B - Equity Portion	—	—	(55.7)	—	—	—	—	—	(55.7)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(1.9)	(1.9)
Impact of the adoption of ASU 2016-09	—	—	—	—	68.1	—	—	—	68.1
Warrants and bond hedge, net	—	—	(59.5)	—	—	—	—	—	(59.5)
Issuance of 2023 convertible notes	—	—	113.1	—		—	—	—	113.1
Tax impact of 2023 convertible notes, warrants and bond hedge	—	—	11.0	—	—	—	—	—	11.0

Balance at December 31, 2017	551,873,115	$5.5	$3,593.5	$(40.6)	$351.5	(126,754,921)	$(1,131.1)	$22.2	$2,801.0

See accompanying notes to consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$813.0	$184.5	$209.0
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	481.9	364.1	357.6
Loss (gain) on sale or disposal of fixed assets	3.9	1.5	(3.9)
Gain on divestiture of business	(12.5)	(92.2)	—
Loss on debt refinancing and prepayment	47.2	6.3	0.4
Amortization of debt discount and issuance costs	16.0	12.0	2.8
Payments for term debt modification	(3.8)	(26.4)	—
Write-down of excess inventories	67.0	66.2	52.4
Non-cash share-based compensation expense	69.8	56.1	46.9
Non-cash interest on convertible notes	30.8	26.0	17.5
Non-cash asset impairment charges	7.9	0.5	0.2
Non-cash intangible asset impairment charges	13.1	2.2	3.8
Change in deferred taxes	(348.3)	(38.1)	(9.2)
Other	2.2	(4.6)	(2.8)
Changes in assets and liabilities (exclusive of the impact of acquisitions and divestitures):
Receivables	(57.9)	28.1	(11.3)
Inventories	(126.9)	(7.9)	(72.5)
Other assets	(86.0)	(24.9)	(10.2)
Accounts payable	51.8	42.4	(32.2)
Accrued expenses	211.1	(15.3)	(16.3)
Deferred income on sales to distributors	(109.8)	0.1	(53.1)
Other long-term liabilities	23.7	0.6	(8.5)

Net cash provided by operating activities	1,094.2	581.2	470.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(387.5)	(210.7)	(270.8)
Proceeds from sales of property, plant and equipment	14.3	0.4	11.1
Deposits made for purchases of property, plant and equipment	(8.2)	(2.2)	(1.4)
Purchase of businesses, net of cash acquired	(0.8)	(2,284.0)	(31.3)
Proceeds from divestiture of business, net of cash transferred	20.0	104.0	—
Cash placed in escrow	—	(67.7)	—
Cash received from escrow	—	23.8	20.4
Proceeds from sale of available-for-sale securities	—	—	5.5
Proceeds from sale of held-to-maturity securities	—	—	2.8
Purchases of held-to-maturity securities	(1.6)	—	(0.8)
Other	(0.7)	1.8	—

Net cash used in investing activities	(364.5)	(2,434.6)	(264.5)

Cash flows from financing activities:
Proceeds from issuance of common stock under the ESPP	23.6	15.0	14.6
Proceeds from exercise of stock options	18.0	14.9	27.1
Payments of tax withholding for restricted shares	(28.1)	(12.3)	(14.7)
Repurchase of common stock	(25.0)	—	(348.2)
Proceeds from debt issuance	1,106.2	2,586.9	816.5
Payments of debt issuance and other financing costs	—	(6.8)	(20.4)
Repayment of long-term debt	(1,831.4)	(313.8)	(495.5)
Purchase of convertible note hedges	(144.7)	—	(108.9)
Proceeds from issuance of warrants	85.2	—	52.0
Payment of capital lease obligations	(8.9)	(14.9)	(22.3)
Payment of contingent consideration	(3.9)	—	—
Dividend to non-controlling shareholder of consolidated subsidiary	(1.9)	(4.3)	—

Net cash (used in) provided by financing activities	(810.9)	2,264.7	(99.8)

Effect of exchange rate changes on cash and cash equivalents	2.3	(0.8)	(0.4)

Net (decrease) increase in cash and cash equivalents	(78.9)	410.5	105.9
Cash and cash equivalents, beginning of period	1,028.1	617.6	511.7

Cash and cash equivalents, end of period	$949.2	$1,028.1	$617.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation (“ON Semiconductor”), together with its wholly and majority-owned subsidiaries (the “Company”), prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. As of December 31, 2017, the Company was organized into three operating segments, which also represent its three reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Additional information about the Company’s operating and reporting segments is included in Note 18: “Segment Information”.

All dollar amounts in tabular presentations are in millions, except per share amounts and unless otherwise noted.

Note 2:    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned and majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in nonconsolidated affiliates that represent less than 20% of the related ownership interests and where the Company does not have the ability to exert significant influence are accounted for as cost method investments. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and base its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and estimates of amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and indefinite-lived intangible assets and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets, evaluations of uncertain tax positions, and the impact of the U.S. tax reform; and (vii) estimates and assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity to the Company of three months or less to be cash equivalents. Cash and cash equivalents are maintained with reputable major financial

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Short-Term Investments

Short-term investments include held-to-maturity securities and available-for-sale securities. Held-to-maturity securities have an original maturity to the Company between three months and one year and are carried at amortized cost as it is the intent of the Company to hold these securities until maturity. Available-for-sale securities are stated at fair value and the net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive loss or income, net of income taxes.

Allowance for Doubtful Accounts

In the ordinary course of business, the Company provides non-collateralized credit terms to its customers. Accordingly, the Company maintains an allowance for doubtful accounts for probable losses on uncollectible accounts receivable. The Company routinely analyzes accounts receivable and considers history, customer creditworthiness, facts and circumstances specific to outstanding balances, current economic trends and payment term changes when evaluating the adequacy of the allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. General market conditions, as well as the Company’s design activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. These write downs can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory that is considered to be in excess of anticipated demand is written down, impacting cost of revenues and gross profit. If demand recovers and the parts previously written down are sold, a higher than normal margin will generally be recognized. However, the majority of product inventory that has been previously written down is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been consistently immaterial and the related impact on the Company’s gross profit has also been immaterial.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-20 years for machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

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

The Company evaluates its goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. The Company’s divisions, which are components of its operating segments, constitute reporting units for purposes of allocating and testing goodwill. The Company’s divisions are one level below the operating segments, constituting individual businesses, at which level the Company’s segment management conducts regular reviews of the operating results. The Company’s impairment evaluation of goodwill consists of a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. If this qualitative assessment indicates it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company performs a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill.

If the fair value of the reporting unit exceeds the carrying value of the net assets associated with that unit, goodwill is not considered impaired. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting units carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Determining the fair value of the Company’s reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

about estimated cash flows include factors such as future revenues, gross profits, operating expenses and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value. Changes in these estimates based on evolving economic conditions or business strategies could result in material impairment charges in future periods. The Company bases its fair value estimates on assumptions it believes to be reasonable. Actual results may differ from those estimates.

Intangible Assets

The Company’s acquisitions have resulted in intangible assets consisting of values assigned to customer relationships, patents, developed technology, IPRD and trademarks. IPRD is considered an indefinite-lived intangible asset until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of such assets and methods of amortization.

The Company is required to test its IPRD assets for impairment annually using the guidance for indefinite-lived intangible assets. An IPRD asset is considered to be impaired when the asset’s carrying amount is greater than its fair value. The Company’s impairment evaluation consists of first assessing qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the IPRD asset is impaired. If it is more likely than not that the asset is impaired, the Company calculates the fair value of the IPRD asset and records an impairment charge if the carrying amount exceeds fair value. The Company determines the fair value based on an income approach, which is calculated as the present value of the estimated future cash flows of the IPRD asset. The assumptions about estimated cash flows include factors such as future revenues, gross profits, operating expenses and industry trends. The Company can bypass the qualitative assessment for any asset in any period and proceed directly to the quantitative impairment test.

The remaining intangible assets are stated at cost less accumulated amortization, are amortized over their estimated useful lives, and are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an asset group. The dynamic economic environment in which the Company operates and the resulting assumptions used to estimate future cash flows impact the outcome of these impairment tests.

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased by the Company, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to RSUs under the Company’s share-based compensation plans.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt Issuance Costs

Debt issuance costs for line-of-credit agreements, including the Company’s Revolving Credit Facility, are capitalized and amortized over the term of the underlying agreements on a straight-line basis. Amortization of these debt issuance costs is included in interest expense while the unamortized balance is included in other assets.

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

Prior to the first quarter of 2017, for products sold to distributors who are entitled to ship and credit rights, the Company recognized the related revenues and cost of revenues when it was informed by the distributor that it had resold the products to the end-user. This was due to the Company’s inability to reliably estimate up front the effects of the returns and allowances with these distributors for sales originating through the ON Semiconductor systems and processes. Legacy systems and processes of Fairchild enable the Company to estimate up front the effects of returns and allowances provided to these distributors and thereby record the net revenues at the time of sale related to a legacy Fairchild system and process. The Company acquired Fairchild on September 19, 2016.

When the Company adopts ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 (see Note 3: “Recent Accounting Pronouncements”), one of the more significant impacts would be that it would not have been permitted to defer revenue until sale by the distributor to the end customer, but rather, would be required to estimate the effects of returns and allowances provided to certain distributors and record revenue at the time of sale to the distributor. In anticipation of the adoption of the new standards, the Company had developed its internal systems, processes and controls for making the required estimates on the sales to these distributors. As a result of these process changes, during the first quarter of 2017, the Company was able to reliably estimate upfront the effects of returns and allowances and record revenues at the time of sales to these distributors. As a result of this change, the Company recognized $155.1 million in revenue during the first quarter of 2017. The impact of this change resulted in an increase of $59.0 million to income before income taxes, or $0.09 per basic and diluted share, for the year ended December 31, 2017. Additionally, the Company recorded accruals for the estimated returns from the distributors, which decreased revenues by $8.1 million and income before income taxes by $5.3 million for the year ended December 31, 2017.

Although payment terms vary, most distributor agreements require payment within 30 days. Sales returns and allowances are estimated based on historical experience. The Company’s OEM customers do not have the right to return products other than pursuant to the provisions of the Company’s standard warranty. Sales to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. The Company reviews warranty and related claims activities and records provisions, as necessary.

Freight and handling costs are included in cost of revenues and are recognized as period expense when incurred. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the statement of operations.

Warranty Reserves and Discounts

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends for a period of two years from the date of delivery, except in the case of Image Sensor products, which are warrantied for one year from the date of delivery. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, recorded as a component of cost of revenues. In addition, the Company also offers cash discounts to certain customers for payments received within an agreed upon time, generally ten days after shipment. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenues based on experience with each customer.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The majority of the Company’s Japanese subsidiaries utilize Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Income. Due to the changing profile of the operations of these subsidiaries, from time-to-time, the Company evaluates the economic indicators from a long-term perspective to determine if a change in functional currencies would be appropriate.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans covering certain of its foreign employees. For financial reporting purposes, net periodic pension costs and pension obligations are determined based upon a number of actuarial assumptions, including discount rates for plan obligations, assumed rates of return on pension plan assets and assumed rates of compensation increases for employees participating in plans. These assumptions are based upon management’s judgment and consultation with actuaries, considering all known trends and uncertainties.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Contingencies

The Company is involved in a variety of legal matters, intellectual property matters, environmental, financing and indemnification contingencies that arise in the ordinary course of business. Based on the information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

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

Note 3:    Recent Accounting Pronouncements

ASUs Adopted:

ASU No 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (‘ASU 2017-04’)

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU No. 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (‘ASU 2016-09’)

In March 2016, the FASB issued ASU 2016-09, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted. ASU 2016-09, which the Company adopted as of the first quarter of 2017, requires that excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. Excess tax benefits should be recognized regardless of whether the benefit reduces taxes payable in the current period. Previously, the Company followed the guidance that the tax benefit and credit to additional paid in capital for a windfall tax benefit should not be recorded until the deduction reduces income taxes payable. The Company has been historically in a net taxable loss. Therefore, the windfall tax benefit has not reduced income taxes payable. The new guidance requires all excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance was adopted. The financial statement impact of this change resulted in $68.1 million being recorded as a credit to retained earnings as of January 1, 2017. On a prospective basis, the impact of windfalls and shortfalls will be recorded to income tax expense on a discrete basis.

The Company will continue to classify employee taxes paid on the statement of cash flows when ON Semiconductor withholds shares for tax-withholding purposes as a financing activity. The Company will continue to estimate forfeitures as part of share based compensation expense recognition.

ASU No. 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory (‘ASU 2015-11’)

In July 2015, the FASB issued ASU 2015-11, which requires that an entity should measure in-scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption was permitted. The Company adopted ASU 2015-11 during the first quarter of 2017. The adoption of this standard did not have a material impact on the financial statements.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ASU No. 2017-09 - Scope of Modification Accounting (‘ASU 2017-09’)

In May 2017, the FASB issued ASU No. 2017-09 to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation.” The amendments clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

ASU No 2017-07 - Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (‘ASU 2017-07’)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits, and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted at the beginning of an annual period (in the first interim period) for which financial statements have not yet been issued. The Company does not anticipate the adoption of ASU 2017-07 will have a material impact on its consolidated financial statements.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (‘ASU 2016-18’)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

ASU No. 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (‘ASU 2016-16’)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.

ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (‘ASU 2016-15’)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

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

ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (‘ASU 2014-09’), ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (‘ASU 2015-14’), ASU No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (‘ASU 2016-08’), ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (‘ASU 2016-10’) ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (‘ASU 2016-12’) and ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (‘ASU 2016-20’)

In May 2014, the FASB issued ASU 2014-09, which applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards supersedes the existing revenue recognition requirements in ASC Topic 605, “Revenue Recognition.” Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange, as applied through a multi-step process to achieve that core principle. Subsequently, the FASB approved a deferral included in ASU 2015-14 that permits public entities to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein, and that would also permit public entities to elect to adopt the amendments as of the original effective date as applicable to reporting periods beginning after December 15, 2016. The new guidance allows for the amendment to be applied either retrospectively to each prior reporting period presented or retrospectively as a cumulative-effect adjustment as of the date of adoption. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, which clarifies identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” In December 2016, the FASB issued ASU 2016-20, which improves certain aspects of ASC Topic 606 “Revenue from Contracts with Customers.” The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20 are the same as the effective date and transition requirements of ASU 2014-09 (collectively, “the standard”).

The Company has evaluated the impact of the standard and concluded that the adoption will not have a material impact on its consolidated financial statements. The impact on the timing of revenue recognition on certain product development agreements is not expected to be material. The Company is in the final stages of documenting its conclusions on the evaluation of the terms of the customer contracts and arrangements for adoption of the standard on a modified retrospective basis on January 1, 2018.

Note 4:    Acquisitions, Divestitures and Licensing Transactions

The Company pursues strategic acquisitions and divestitures from time to time to leverage its existing capabilities and further build its business. Acquisitions are accounted for as business combinations pursuant to ASC 805 “Business Combinations.” Accordingly, acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2017 and 2016, the Company incurred acquisition and divestiture related costs of approximately $3.2 million and $25.8 million, respectively, which are included in operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive Income.

2017 Divestiture

On September 29, 2017, the Company entered into a Share Purchase Agreement with mCube, whereby mCube acquired 100% of the outstanding shares of Xsens Holding B.V., a wholly owned subsidiary of the Company, for cash consideration of $26.0 million (collectively, the “Xsens Transaction”). Twenty percent of the consideration, or $5.2 million, was deposited into an escrow account and the remaining $20.8 million was received on September 29, 2017. There were no indemnification liabilities identified and the escrow amount has been considered as part of the consideration in calculating the gain and included in other assets in the Consolidated Balance Sheet as of December 31, 2017. The escrow amount will be released to the Company upon satisfaction of any pending claims eighteen months after the date on which the Xsens Transaction closed. The Company recorded a gain of $12.5 million after writing off the carrying value of the assets and liabilities sold of $7.0 million and goodwill of $6.5 million. This gain has been presented as “Gain on divestiture of business” in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2016 Acquisition

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

For the period from September 19, 2016 to December 31, 2016, the Company recognized revenue of $411.5 million and a net loss of $34.5 million relating to Fairchild, which included charges for the amortization of fair market value step-up of inventory of $67.5 million, the amortization of acquired intangible assets and restructuring.

The following table presents the allocation of the purchase price for the acquisition of Fairchild, including the effects of the measurement period adjustments recorded in 2016 for the assets acquired and liabilities assumed based on their fair values (in millions):

Purchase Price Allocation
Cash and cash equivalents	$ 255.0
Receivables	227.3
Inventories	342.3
Other current assets	61.0
Property, plant and equipment	925.8
Goodwill	656.1
Intangible assets (excluding IPRD)	413.6
In-process research and development	134.2
Other non-current assets	13.1

Total assets acquired	3,028.4

Accounts payable	79.4
Other current liabilities	168.1
Deferred tax liabilities	213.5
Other non-current liabilities	35.2

Total liabilities assumed	496.2

Net assets acquired/purchase price	$ 2,532.2

Acquired intangible assets included $134.2 million of IPRD assets, which are to be amortized over the useful life upon successful completion of the related projects. The value assigned to IPRD was determined by considering the importance of products under development to the overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value. The Company utilized a discount rate of 14.5% and cash flows from its significant products were expected to commence from 2017 and beyond.

Other acquired intangible assets of $413.6 million consisted of developed technology of $272.7 million (eleven year weighted-average useful life), customer relationships of $135.5 million (fifteen year useful life) and backlog

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of $3.0 million (six month useful life). The total weighted-average amortization period for the acquired intangibles is 12.1 years.

The acquisition produced $656.1 million of goodwill, of which $366.1 million was assigned to the Power Solutions Group and $290.0 million to the Analog Solutions Group. Goodwill is attributable to a combination of Fairchild’s assembled workforce, expectations regarding a more meaningful engagement with customers due to the scale of the combined Company and other synergies. Goodwill arising from the Fairchild acquisition is not deductible for tax purposes.

During the year ended December 31, 2016, the Company incurred $24.7 million in acquisition-related costs from the Fairchild acquisition. These costs are recorded in general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

See Note 12: “Commitments and Contingencies” for information on contingent liabilities assumed from the acquisition of Fairchild.

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the year ended December 31, 2017 is not required because the results of the acquired business are included in the Consolidated Statements of Operations and Comprehensive Income for this period. The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2016 and December 31, 2015 have been prepared as if the acquisition of Fairchild had occurred on January 1, 2015 and includes adjustments for depreciation expense, amortization of intangibles, interest expense from financing, and the effect of purchase accounting adjustments, including the step-up of inventory (in millions, except per share data):

	Year Ended
	December 31, 2016	December 31, 2015
Revenue	$4,912.8	$4,866.0
Net Income	$196.6	$58.2
Net income attributable to ON Semiconductor Corporation	$194.2	$55.4
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.47	$0.13
Diluted	$0.46	$0.13

2016 Divestiture

On August 25, 2016, the U.S. Federal Trade Commission (“FTC”) accepted a proposed consent order whereby, prior to the closing of the acquisition of Fairchild, the FTC required the Company to dispose of its IGBT business. In satisfaction of this requirement, on August 29, 2016, the Company sold the ignition IGBT business to Littelfuse. On the same day, the Company sold its transient voltage suppression diode and switching thyristor product lines (“Thyristor”) to Littelfuse. The sale of the ignition IGBT and Thyristor businesses was for $104.0 million in cash. In connection with the sale, the Company recorded a gain of $92.2 million after, among other things, transferring inventory of $4.1 million to Littelfuse, writing off goodwill of $3.4 million and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

deferring $4.3 million of the proceeds representing the fair value of manufacturing services to be recognized in the future. This gain has been presented separately as “Gain on divestiture of business” in the Consolidated Statements of Operations and Comprehensive Income.

2016 Licensing Transaction

On December 19, 2016, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with HSET Electronic Tech (Hong Kong) Limited (“HSET”) to sell inventory and license patents related to its Mobile CIS business for $75.0 million. On April 7, 2017, the Company and HSET along with Huaian Imaging Device Manufacturer Corporation (“HIDM”) entered into the First Amendment to the Asset Purchase Agreement. The arrangement included the sale of $22.5 million of inventory, which has been recorded as revenue for the year ended December 31, 2017.

During 2017, the Company received the remaining $52.5 million and provided perpetual, non-exclusive licenses to certain technologies to HIDM. Of this, $10.0 million has been recorded as deferred licensing income to be recognized in the period in which certain qualification requirements of the technologies are achieved, or refunded to the buyer if qualification does not occur by June 21, 2018. The remaining $42.5 million, along with $2.6 million of withholding taxes borne by HIDM on the Company’s behalf, has been recognized as licensing income in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. The value of the licensed technologies in intangible assets amounting to $8.2 million has been fully amortized during 2017 as there are no additional expected future cash flows associated with these technologies.

Note 5:    Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below the Company’s operating segments. The Company performed a qualitative assessment as part of the annual impairment analysis during the fourth quarter of 2017 and concluded that it is more likely than not that the fair value of its reporting units exceed their carrying amounts and a quantitative impairment test was not required. During 2016, a quantitative impairment test was performed to determine that the carrying amount of the Company’s goodwill for all of its reporting units was recoverable and a step two test was not required for any reporting unit.

The Company uses the income approach, based on estimated future cash flows, to perform the quantitative impairment test. These estimates include assumptions about future conditions such as future revenues, gross profits, operating expenses and industry trends. The Company considers other valuation methods, such as the cost approach or market approach, if it determines that these methods provide a more representative approximation of fair value. The material assumptions used for the income approach for periods when no impairment was necessary included projected net cash flows, a weighted-average discount rate of approximately 10.5% and a weighted-average long-term growth rate of 3%. The Company considered historical rates and current market conditions when determining the discount and growth rates to use in the Company’s analysis.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes goodwill by relevant reportable segment as of December 31, 2017 and December 31, 2016 (in millions):

	Balance as of December 31, 2017			Balance as of December 31, 2016
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating Segment
Analog Solutions Group	$836.7	$(418.9)	$417.8	$836.7	$(418.9)	$417.8
Image Sensor Group	95.5	—	95.5	96.8	—	96.8
Power Solutions Group	432.2	(28.6)	403.6	438.7	(28.6)	410.1

Total	$1,364.4	$(447.5)	$916.9	$1,372.2	$(447.5)	$924.7

The following table summarizes the change in goodwill from December 31, 2015 to December 31, 2017 (in millions):

Net balance as of December 31, 2015	$270.6
Addition due to business combinations	657.5
Divestiture of business	(3.4)

Net balance as of December 31, 2016	924.7
Measurement period adjustment	(1.3)
Divestiture of business	(6.5)

Net balance as of December 31, 2017	$916.9

The measurement period adjustment of $1.3 million related to an immaterial acquisition that occurred on December 29, 2016.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

Intangible assets, net, were as follows as of December 31, 2017 and December 31, 2016 (in millions):

	December 31, 2017
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.8)	$(0.4)	$1.7
Customer relationships	555.9	(328.5)	(20.1)	207.3
Patents	43.7	(26.8)	(13.7)	3.2
Developed technology	657.6	(278.2)	(2.6)	376.8
Trademarks	17.2	(12.4)	(1.1)	3.7
Backlog	3.3	(3.3)	—	—
Favorable Leases	1.7	(1.6)	—	0.1
IPRD	54.5	—	(19.0)	35.5

Total intangibles	$1,347.8	$(662.6)	$(56.9)	$628.3

	December 31, 2016
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.2)	$(0.4)	$2.3
Customer relationships	549.0	(283.3)	(19.5)	246.2
Patents	43.7	(25.4)	(13.7)	4.6
Developed technology	566.9	(201.6)	(2.6)	362.7
Trademarks	17.2	(11.6)	(1.1)	4.5
Backlog	3.3	(2.4)	—	0.9
Favorable Leases	1.5	(0.4)	—	1.1
IPRD	145.8	—	(6.0)	139.8

Total intangibles	$1,341.3	$(535.9)	$(43.3)	$762.1

During the year ended December 31, 2017, the Company canceled certain of its previously capitalized IPRD projects under the Power Solutions Group and Analog Solutions Group and recorded impairment losses of $7.7 million. Additionally, as a result of the annual impairment test performed during the fourth quarter of 2017, the Company determined that the value of certain of its projects under the Analog Solutions Group were impaired and recorded charges of $5.4 million. During the year ended December 31, 2017, the Company completed certain of its IPRD projects, resulting in the reclassification of $99.4 million from IPRD to developed technology. Also, during the year ended December 31, 2017, the Company disposed of $8.7 million of intangible assets as part of the Xsens Transaction. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” for more information.

During the year ended December 31, 2016, the Company canceled certain of its previously capitalized IPRD projects under the Image Sensor Group and recorded impairment losses of $2.2 million. Also, during the year ended December 31, 2016, the Company completed certain of its IPRD projects, resulting in the reclassification of $21.6 million from IPRD to developed technology. The Company acquired $547.8 million of intangibles from the acquisition of Fairchild and the resulting purchase accounting.

Amortization expense for intangible assets amounted to $123.8 million for the year ended December 31, 2017, $104.8 million for the year ended December 31, 2016 and $135.7 million for the year ended December 31, 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amortization expense for intangible assets, with the exception of the $35.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

Total
2018	$109.1
2019	99.8
2020	84.9
2021	70.0
2022	57.9
Thereafter	171.1

Total estimated amortization expense	$592.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6:    Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	Restructuring	Asset Impairments (1)	Other (2)	Total
Year Ended December 31, 2017
Post-Fairchild acquisition restructuring costs	$9.7	$—	$—	$9.7
Manufacturing relocation	(2.1)	—	—	(2.1)
Former System Solutions Group segment voluntary workforce reduction	2.2	—	—	2.2
Other	0.1	7.3	3.6	11.0

Total	$9.9	$7.3	$3.6	$20.8

Year Ended December 31, 2016
Post-Fairchild acquisition restructuring costs	$25.7	$—	$—	$25.7
Former System Solutions Group segment voluntary workforce reduction	5.3	—	—	5.3
Manufacturing relocation	2.1	—	—	2.1
General Workforce Reductions	0.3	—	—	0.3
Other	(0.2)	—	—	(0.2)

Total	$33.2	$—	$—	$33.2

Year Ended December 31, 2015
General Workforce Reductions	$4.8	$—	$—	$4.8
European Marketing Organization Relocation	3.5	—	—	3.5
Business Combination Severance	1.0	—	—	1.0
KSS Facility Closure	0.3	—	(3.4)	(3.1)
Other	1.4	0.2	1.5	3.1

Total	$11.0	$0.2	$(1.9)	$9.3

(1)        Includes impairment charges of $7.3 million for the year ended December 31, 2017, to write down certain held-for-sale assets to fair value less costs to sell.

(2)        Includes charges related to certain other reductions in workforce, other facility closures, asset disposal activity and certain other activities which are not considered to be significant. Also includes curtailment gains and non-cash foreign currency translation gains for the year ended December 31, 2015. See Note 11: “Employee Benefit Plans” for additional information.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Changes in accrued restructuring charges from December 31, 2015 to December 31, 2017 are summarized as follows (in millions):

	Estimated employee separation charges	Estimated costs to exit	Total
Balance as of December 31, 2015	$5.3	$0.5	$5.8
Charges	33.2	—	33.2
Usage	(30.4)	(0.5)	(30.9)

Balance as of December 31, 2016	$8.1	$—	$8.1
Charges	7.6	2.3	9.9
Usage	(13.8)	(2.1)	(15.9)

Balance as of December 31, 2017	$1.9	$0.2	$2.1

Activity related to the Company’s significant restructuring programs that were either initiated during 2017 or had not been completed as of December 31, 2017 are as follows:

Post-Fairchild Acquisition Restructuring Costs

Following the acquisition of Fairchild, the Company approved the implementation of a cost-reduction plan, which eliminated approximately 225 positions from its workforce as a result of redundancies. Restructuring charges of $25.7 million were recorded during the year ended December 31, 2016. During the year ended December 31, 2017, an additional 111 positions were eliminated, totaling 336 pursuant to the plan. As of December 31, 2017, a total of 331 employees had exited, and the remaining five are expected to exit during 2018. The restructuring expense attributable to severance and termination benefits was $7.9 million and to other exit costs was $1.8 million for the year ended December 31, 2017. The total expense for this program amounted to $35.4 million and the Company paid $13.4 million and $20.2 million during the years ended December 31, 2017 and 2016, respectively. Accrued severance benefits for this program are $1.8 million as of December 31, 2017.

Manufacturing Relocation

During March 2016, the Company announced a plan to relocate certain of its manufacturing operations to another existing location. During the quarter ended March 31, 2017, the Company made the decision to cancel the plans for relocation and announced all workforce would remain intact. As a result, the accrued balance of $2.1 million was released as of March 31, 2017.

Former System Solutions Group Segment Voluntary Workforce Reduction

During the quarter ended June 30, 2017, the Company announced a voluntary resignation program for the former System Solutions Group. A total of 36 employees had signed employee separation agreements as of December 31, 2017 and the related expense for the year was $2.2 million, of which $2.0 million had been paid as of December 31, 2017. The remaining amounts will be paid during 2018. No further expenses are expected for this program.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During March 2016, the Company had announced a voluntary resignation program for the former System Solutions Group. A total of 75 employees volunteered and signed employee separation agreements. The total expense of the plan was $5.3 million and all employees exited and were paid during the 2016.

General Workforce Reductions

During the third quarter of 2015, the Company approved and began to implement certain restructuring actions, primarily targeted at workforce reductions. As of December 31, 2016, the Company had notified 150 employees of their employment termination, all of which had exited by December 31, 2016. The total expense for the program was $5.1 million, with no additional expenses expected. The Company paid $1.3 million and $3.8 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there was no remaining unpaid liability due to the completion of the program.

European Marketing Organization Relocation

In January 2015, the Company announced that it would relocate its European customer marketing organization from France to Slovakia and Germany. As a result, six positions were eliminated and the total expense of the plan was $3.5 million. The Company did not record any related employee separation charges during the year ended December 31, 2016. All impacted employees have exited as of 2016. The Company paid $2.9 million and $0.6 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, there is no remaining unpaid liability due to the completion of this program.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7:    Balance Sheet Information

Certain significant amounts included in the Company’s Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 consist of the following (in millions):

	December 31, 2017	December 31, 2016
Receivables, net:
Accounts receivable	$704.2	$632.0
Less: Allowance for doubtful accounts	(2.7)	(2.2)

	$701.5	$629.8

Inventories:
Raw materials	$117.7	$121.4
Work in process	660.8	606.9
Finished goods	311.0	301.9

	$1,089.5	$1,030.2

Property, plant and equipment, net:
Land	$148.4	$146.3
Buildings	744.0	713.7
Machinery and equipment	3,454.6	3,131.1

Total property, plant and equipment	4,347.0	3,991.1
Less: Accumulated depreciation	(2,067.9)	(1,832.0)

	$2,279.1	$2,159.1

Accrued expenses:
Accrued payroll and related benefits	$201.8	$155.3
Sales related reserves	280.0	124.8
Income taxes payable	29.9	30.0
Other	101.1	94.9

	$612.8	$405.0

As described in Note 2: “Significant Accounting Policies”, during 2017, the Company began recognizing revenue upon shipment of products to the distributors, and along with it, recognized accruals for returns and allowances, which is included in sales related reserves as of December 31, 2017.

Assets classified as held-for-sale, consisting primarily of properties, are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets as of December 31, 2017 and 2016 was $5.3 million and $34.1 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheet. The Company sold the remaining assets in January 2018 for $5.5 million. Also included in other current assets is $17.4 million relating to the consideration held in escrow for the Aptina acquisition to be released upon satisfaction of certain outstanding items contained in the merger agreement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Depreciation expense for property, plant and equipment, including amortization of capital leases, totaled $325.2 million, $239.6 million and $201.7 million for 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, total property, plant and equipment included $4.2 million and $13.0 million, respectively, of assets financed under capital leases. Accumulated depreciation associated with these assets is included in total accumulated depreciation in the table above.

Warranty Reserves

The activity related to the Company’s warranty reserves for 2015, 2016 and 2017 follows (in millions):

Balance as of December 31, 2014	$5.5
Provision	2.7
Usage	(2.9)

Balance as of December 31, 2015	$5.3
Provision	6.3
Usage	(10.8)
Warranty reserves from acquired businesses	8.0

Balance as of December 31, 2016	$8.8
Provision	6.8
Usage	(7.6)

Balance as of December 31, 2017	$8.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8:    Long-Term Debt

The Company’s long-term debt consists of the following (annualized rates, dollars in millions):

	December 31, 2017	December 31, 2016
Amended Credit Agreement:
Revolving Credit Facility due 2021	$400.0	$—
Term Loan “B” Facility due 2023, interest payable monthly at 3.57% and 4.02%, respectively	1,204.5	2,394.0
1.00% Notes due 2020	690.0	690.0
2.625% Notes, Series B	—	356.4
1.625% Notes due 2023	575.0	—
Note payable to SMBC due 2016 through 2018, interest payable quarterly at 3.09% and 2.75%, respectively	122.7	160.4
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.12%, respectively	34.2	38.9
Philippine term loans due 2016 through 2020, interest payable quarterly at 3.73% and 2.88%, respectively (3)	32.4	44.1
Loan with Singapore bank, interest payable weekly at 2.80% and 2.01%, respectively (2) (6)	25.0	25.0
Loan with Hong Kong bank, interest payable weekly at 2.78% and 2.01%, respectively (2) (6)	25.0	25.0
Malaysia revolving line of credit, interest payable quarterly at 3.14% and 2.45%, respectively (3)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly at an average rate of 2.88% and 2.43%, respectively (3) (6)	24.9	17.0
Loan with Philippine bank due 2016 through 2019, interest payable quarterly at 4.20% and 3.22%, respectively (1)	9.4	14.1
Loan with Japanese bank due 2016 through 2020, interest payable quarterly at 1.10%	2.7	3.4
Canada equipment financing payable monthly through 2017 at 3.81% (1)	—	0.5
Capital lease obligations	4.2	13.0

Gross long-term debt, including current maturities	3,175.0	3,806.8
Less: Debt discount (4)	(178.8)	(111.4)
Less: Debt issuance costs (5)	(44.4)	(73.1)

Net long-term debt, including current maturities	2,951.8	3,622.3
Less: Current maturities	(248.1)	(553.8)

Net long-term debt	$2,703.7	$3,068.5

(1)	Debt collateralized by equipment.
(2)	Debt arrangement collateralized by certain accounts receivable.
(3)	Non-collateralized debt arrangement.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(4)

Discount of $61.9 million and $81.5 million for the 1.00% Notes as of December 31, 2017 and December 31, 2016, respectively. Discount of $104.3 million and zero for the 1.625% Notes as of December 31, 2017 and December 31, 2016, respectively. Discount of $12.5 million and $29.9 million for the Term Loan “B” Facility as of December 31, 2017 and December 31, 2016, respectively.

(5)

Debt issuance costs of $8.6 million and $11.3 million for the 1.00% Notes as of December 31, 2017 and December 31, 2016, respectively. Debt issuance costs of $10.0 million and zero for the 1.625% Notes as of December 31, 2017 and December 31, 2016. Debt issuance costs of $25.8 million and $61.8 million for the Term Loan “B” Facility as of December 31, 2017 and December 31, 2016, respectively.

(6)	The Company has historically renewed these arrangements annually.

Maturities

Expected maturities relating to the Company’s gross long-term debt (including current maturities) as of December 31, 2017 are as follows (in millions):

Annual Maturities
2018	$248.1
2019	47.6
2020	699.7
2021	400.0
2022	—
Thereafter	1,779.6

Total	$3,175.0

Amended Credit Agreement

Fairchild Transaction Financing

On April 15, 2016, the Company obtained capital for the Fairchild Transaction purchase consideration and other general corporate purposes by entering into the Amended Credit Agreement and the Guarantee and Collateral Agreement. The obligations under the Amended Credit Agreement are also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries. The proceeds from the Term Loan “B” Facility, along with $67.7 million funded by the Company, were deposited into escrow accounts and included within restricted cash on the Company’s Consolidated Balance Sheet until the close of the Fairchild Transaction. Upon the close of the Fairchild Transaction, the Company’s then current senior revolving credit facility was terminated and replaced by the Revolving Credit Facility, which became immediately available to the Company.

The acquisition of Fairchild was funded with proceeds from the Term Loan “B” Facility, Company-funded amounts previously deposited into escrow accounts, proceeds from a $200.0 million draw against the Company’s Revolving Credit Facility and existing cash on hand. Proceeds from the Term Loan “B” Facility were also used to pay for debt issuance costs, transaction fees and expenses.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

First Amendment to Credit Agreement

On September 30, 2016, the Company, the Guarantors, the several lenders party thereto and the Agent entered into the first amendment (the “First Amendment”) to the Amended Credit Agreement. The First Amendment reduced the applicable margins on Eurocurrency Loans to 2.75% and 3.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on ABR Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively. Additionally, under the First Amendment: (i) the Term Loan “B” Facility was increased to $2.4 billion; (ii) certain restructuring transactions and intercompany intellectual property transfers are permitted in order to achieve efficient integration of the Company, its subsidiaries and acquired entities; and (iii) certain changes were made to the provisions regarding hedge agreements to allow the Company and each of the Guarantors to enter into certain hedge arrangements that shall be deemed to be “obligations” for purposes of the Amended Credit Agreement which may be collateralized by the collateral granted pursuant to the Guarantee and Collateral Agreement. The Company used the additional $200.0 million proceeds under the Term Loan “B” Facility to pay off the outstanding balance under the Company’s Revolving Credit Facility. As of December 31, 2016, the Company had $2.4 billion outstanding under the Term Loan “B” Facility and no amounts outstanding under the Revolving Credit Facility.

Second Amendment to Credit Agreement

On March 31, 2017, the Company, the Guarantors, the several lenders party thereto and the Agent entered into the Second Amendment. The Second Amendment provided for, among other things, modifications to the Amended Credit Agreement to allow the 1.625% Notes to rank pari passu with borrowings under the Amended Credit Agreement and to reduce the interest rates payable under the Term Loan “B” Facility and the Revolving Credit Facility. Pursuant to the Amended Credit Agreement, for any interest period ending after the date of the Second Amendment, the Second Amendment reduced the applicable margins on Eurocurrency Loans to 1.75% and 2.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively, and reduced applicable margins on ABR Loans to 0.75% and 1.25% for borrowings under the Revolving Credit Facility and the Term Loan “B” Facility, respectively.

Third Amendment to Credit Agreement

On November 30, 2017, the Company, the Guarantors, the several lenders party thereto and the Agent entered into the Third Amendment. The Third Amendment provides for, among other things, modifications to the Amended Credit Agreement to reduce the interest rate payable under the Term Loan “B” Facility and to increase the amount that may be borrowed pursuant to the Revolving Credit Facility to $1.0 billion.

Borrowings under the Amended Credit Agreement may be incurred in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen or any other currency approved by the Agent and the lenders under the Revolving Credit Facility, subject to certain qualifications described in the Amended Credit Agreement. Regardless of currency, all borrowings under the Amended Credit Agreement may, at the Company’s option, be incurred as either Eurocurrency Loans or ABR Loans. Pursuant to the Amended Credit Agreement, for any interest period ending after the date of the Third Amendment, Eurocurrency Loans will accrue interest at (i) a base rate per annum equal to the Adjusted LIBO Rate (as defined below) plus (ii) an applicable margin equal to (x) 1.50% with respect to

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Amended Credit Agreement) or (y) 2.00% with respect to borrowings under the Term Loan “B” Facility.

Pursuant to the Amended Credit Agreement, ABR Loans will accrue interest at (i) a base rate per annum equal to the highest of (x) the Federal funds rate plus 0.50%, (y) the prime commercial lending rate announced by Deutsche Bank AG, New York Branch from time to time as its prime lending rate and (z) the Adjusted LIBO Rate for a one month interest period (or if such day is not a business day, the immediately preceding business day) (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate, subject to the interest rate floors set forth in the Amended Credit Agreement, plus (ii) an applicable margin equal to (x) 0.50% with respect to borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Amended Credit Agreement) or (y) 1.00% with respect to borrowings under the Term Loan “B” Facility.

“Adjusted LIBO Rate” means (x) the LIBO Rate for such interest period multiplied by (y) a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve, liquid asset, fees or similar requirements (including any marginal, special, emergency or supplemental reserves or other requirements) established by any central bank, monetary authority, the Board of Governors of the Federal Reserve System of the United States, the Financial Conduct Authority, the Prudential Regulation Authority, the European Central Bank or other governmental authority for any category of deposits or liabilities customarily used to fund loans in the applicable currency, expressed in the case of each such requirement as a decimal. Such reserve, liquid asset, fees or similar requirements shall include those imposed pursuant to Regulation D of the Board of Governors of the Federal Reserve System of the United States.

The obligations under the Amended Credit Agreement are guaranteed by the Guarantors and secured by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first-tier foreign subsidiaries, subject to customary exceptions. The obligations under the Amended Credit Agreement are also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries. The Amended Credit Agreement includes financial maintenance covenants including a maximum consolidated total net leverage ratio and a minimum interest coverage ratio. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants as of December 31, 2017.

The Term Loan “B” Facility matures on March 31, 2023 and the Revolving Credit Facility will mature on September 19, 2021. As of December 31, 2017, the Company had aggregate borrowings of $400.0 million under the Revolving Credit Facility and $1.2 billion under the Term Loan “B” Facility.

Debt Refinancing and Prepayment

The Company incurred third party, legal and other fees of $3.3 million related to the Third Amendment. The Company performed an analysis for the Revolving Credit Facility and capitalized $1.9 million of closing costs which will be amortized straight-line over the term of the Revolving Credit Facility. The Company performed an analysis for the Term Loan “B” Facility and expensed $1.4 million of third party fees and expenses. The Company also expensed $12.9 million of unamortized debt discount and issuance costs attributed to the partial pay down of $400.0 million of the Term Loan “B” Facility.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the quarter ended September 29, 2017, the Company prepaid $200.0 million of borrowings under the Term Loan “B” Facility and expensed $6.7 million of unamortized debt discount and issuance costs attributed to the partial pay down.

The Company incurred legal and other fees of $2.4 million related to the Second Amendment. The Company performed an analysis and recorded a debt extinguishment charge of $5.6 million, which included a $3.2 million write-off of unamortized debt issuance costs and $2.4 million in third party fees. On March 31, 2017, the Company used the proceeds from the issuance of the 1.625% Notes, amounting to $562.1 million, and cash on hand of $12.9 million to prepay $575.0 million of the outstanding balance of the Term Loan “B” Facility and expensed $20.6 million of unamortized debt discount and issuance costs.

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $66.6 million related to the Term Loan “B” Facility, including $22.0 million toward lender fees for the First Amendment. The Company recorded the Term Loan “B” Facility debt issuance costs as a direct deduction from the carrying amount of the debt and is amortizing them using the effective interest rate method over the term of the loan. The Company performed an analysis and recorded a debt extinguishment charge of $4.7 million during the year ended December 31, 2016.

The Company incurred debt issuance costs consisting of legal, underwriting and other fees of $8.2 million for the Revolving Credit Facility and recognized them as deferred costs, which are included in other assets on the Consolidated Balance Sheet. The Company accounted for the termination and replacement of its senior revolving credit facility by the Revolving Credit Facility as a debt modification and wrote off $1.6 million in unamortized debt issuance costs.

The Company recorded debt refinancing and prepayment charges of $47.2 million and $6.3 million for the years ended December 31, 2017 and 2016, respectively.

1.00% Notes due 2020

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company was the sole issuer in the private unregistered offering of the 1.00% Notes. The Company incurred issuance costs of $18.3 million in connection with the issuance of the 1.00% Notes, of which $15.4 million were recorded as debt issuance costs and are being amortized using the effective interest method and $2.9 million were allocated to the conversion option (as further described below) and were recorded to equity. The 1.00% Notes are governed by an indenture between the Company, as the issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “1.00% Indenture”).

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The notes bear interest at the rate of 1.00% per year from the date of issuance, payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2015. The 1.00% Notes are fully and unconditionally guaranteed on a senior unsecured obligation basis by certain existing subsidiaries of the Company.

The 1.00% Notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 54.0643 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $18.50 per share of common stock. The Company will settle conversion of all 1.00% Notes validly tendered for conversion in cash and shares of the Company’s common stock, if applicable, subject to the Company’s right to pay the share amount in additional cash. Holders may convert their 1.00% Notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2015, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of 1.00% Notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (iii) upon occurrence of the specified transactions described in the 1.00% Indenture; or (iv) on and after September 1, 2020. Upon conversion of the 1.00% Notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 9: “Earnings Per Share and Equity.”

The 1.00% Notes will mature on December 1, 2020. If a holder elects to convert its 1.00% Notes in connection with the occurrence of specified fundamental changes that occur prior to September 1, 2020, the holder will be entitled to receive, in addition to cash and shares of common stock equal to the conversion rate, an additional number of shares of common stock, in each case as described in the 1.00% Indenture. Notwithstanding these conversion rate adjustments, the 1.00% Notes contain an explicit limit on the number of shares issuable upon conversion.

In connection with the occurrence of specified fundamental changes, holders may require the Company to repurchase for cash all or part of their 1.00% Notes at a purchase price equal to 100% of the principal amount of the 1.00% Notes to be repurchased, plus accrued and unpaid interest to, but not including, the fundamental change repurchase date.

The 1.00% Notes, which are the Company’s unsecured obligations, will rank equally in right of payment to all of the Company’s existing and future unsubordinated indebtedness and will be senior in right of payment to all of the Company’s existing and future subordinated obligations. The 1.00% Notes will also be effectively subordinated to any of the Company’s or its subsidiaries’ secured indebtedness to the extent of the value of the assets securing such indebtedness. ON Semiconductor was the sole issuer of the 1.00% Notes.

In accordance with accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option associated with the 1.00% Notes from the respective host debt instrument, which is referred to as the debt discount, and initially recorded the conversion option of $110.4 million in stockholders’

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 4.29% over the contractual terms of the 1.00% Notes.

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

In aggregate, the purchase of the convertible note hedges and the sale of the warrants are intended to offset potential dilution from the conversion of the 1.00% Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid in capital in the Consolidated Balance Sheet. All of the shares subject to the conversion of the 1.00% Notes and hedging transactions were reserved in the form of the Company’s treasury stock.

2.625% Notes, Series B

On November 17, 2016, the Company announced that it would be exercising its option to redeem the entire $356.9 million outstanding principal amount of the 2.625% Notes, Series B on December 20, 2016 pursuant to the terms of the 2.625% Notes, Series B Indenture. The holders of the 2.625% Notes, Series B had the right to convert their 2.625% Notes, Series B into shares of common stock of the Company at a conversion rate of 95.2381 shares per $1,000 principal amount until the close of business on December 19, 2016, which was equivalent to an initial conversion price of approximately $10.50 per share of common stock. The Company, at its election, could settle its conversion obligation with respect to the 2.625% Notes, Series B, with shares of common stock, cash or a combination thereof. The Company satisfied its obligation with respect to the 2.625% Notes, Series B tendered for conversion with cash. The final conversion was settled on January 26, 2017, resulting in an aggregate payment of approximately $445.0 million for the redemption and conversion of the 2.625% Notes, Series B. The equity component of the 2.625% Notes, Series B amounting to $32.9 million, representing the amounts previously recorded to additional paid in capital, was reclassified to mezzanine equity as of December 31, 2016. There was no loss on extinguishment of debt, and upon settlement, the balance in the mezzanine equity was reduced to zero and the remaining $55.7 million was recorded as a reduction to APIC.

1.625% Notes due 2023

On March 31, 2017, the Company completed a private placement of $575.0 million of its 1.625% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Company incurred issuance costs of $13.7 million in connection with the issuance of the 1.625% Notes, of which $11.1 million was capitalized as debt issuance costs and is being amortized using the effective interest method, and $2.6 million was allocated to the conversion option (as further described below) and was recorded as equity. The 1.625% Notes are governed by the 1.625% Indenture.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The net proceeds from the offering of the 1.625% Notes were used to repay $562.1 million of borrowings outstanding under the Term Loan “B” Facility. The 1.625% Notes bear interest at the rate of 1.625% per year from the date of issuance, payable semiannually in arrears on April 15 and October 15 of each year, beginning on October 15, 2017. The 1.625% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Amended Credit Agreement.

The initial conversion rate of the 1.625% Notes is 48.2567 shares of common stock per $1,000 principal amount of 1.625% Notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of approximately $20.72 per share of common stock. Prior to the close of business on the business day immediately preceding July 15, 2023, the 1.625% Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.625% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate transactions described in the 1.625% Indenture. On or after July 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 1.625% Notes may convert all or a portion of their 1.625% Notes at any time. Upon conversion of the 1.625% Notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For a discussion of the dilutive effects for earnings per share calculations, see Note 9: “Earnings Per Share and Equity”.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

equity. The resulting debt discount is being amortized to interest expense at an effective interest rate of 5.38% over the contractual terms of the notes.

Concurrently with the offering of the 1.625% Notes, the Company used $59.5 million of borrowings under the Revolving Credit Facility to enter into convertible note hedge and warrant transactions with certain of the initial purchasers of the 1.625% Notes. Pursuant to these transactions, the Company has the option to purchase (subject to adjustment for certain specified transactions) an aggregate of 27.7 million shares of its common stock at a price of $20.72 per share. The total cost of the convertible note hedge transactions was $144.7 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 27.7 million shares of the Company’s common stock at a price of $30.70 per share. The Company received $85.2 million in cash proceeds from the sale of these warrants. The tax impact of the conversion option and the convertible note hedge and warrant transactions amounted to $11.0 million and was recorded in stockholders’ equity.

Together, the purchase of the convertible note hedges and the sale of the warrants are intended to offset potential dilution from the conversion of the 1.625% Notes. As these transactions meet certain accounting criteria, the convertible note hedges and warrants are recorded in stockholders’ equity and are not accounted for as derivatives. The net cost incurred in connection with the convertible note hedge and warrant transactions was recorded as a reduction to additional paid in capital in the consolidated balance sheet. All of the shares subject to the conversion of the 1.625% Notes and hedging transactions were reserved from the Company’s unallocated shares.

Note Payable to SMBC

On January 31, 2013, the Company amended and restated its seven-year, non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $122.7 million and $160.4 million as of December 31, 2017 and December 31, 2016, respectively. The outstanding balance was repaid on January 2, 2018.

U.S. Real Estate Mortgages

On August 4, 2014, one of the Company’s U.S. subsidiaries entered into an amended and restated loan agreement with a Scottish Bank for approximately $49.4 million, which was collateralized by real estate, including certain of the Company’s facilities in California, Oregon, and Idaho. The loan bears interest payable monthly at an interest rate of approximately 3.12% per annum, with a balloon payment of approximately $26.7 million in 2019.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$50.0 million available under the term loans. Borrowings under the loans bear interest based on 3-month LIBOR plus 2.0% per annum, with interest payable quarterly in arrears. The total borrowed amount must be repaid within five years over 17 equal quarterly principal installments starting at the end of the fourth quarter from the initial drawdown date.

Malaysia Revolving Line of Credit

On September 23, 2014, one of the Company’s wholly-owned Malaysian subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Malaysia Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Malaysian subsidiary and a Japanese bank. During the third quarter of 2014, the Company’s Malaysian subsidiary borrowed the full $25.0 million available under the Malaysia Line of Credit. The balance as of December 31, 2017 was $25.0 million. Borrowings under the Malaysia Line of Credit bear interest based on 3-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly. The borrowed amount is payable within 21 business days of demand.

Vietnam Revolving Line of Credit

On September 3, 2014, one of the Company’s wholly-owned Vietnamese subsidiaries and ON Semiconductor, as guarantor, entered into a non-collateralized and uncommitted $25.0 million line of credit (the “Vietnam Line of Credit”), the terms of which were set forth in an agreement by and between the Company’s Vietnamese subsidiary and a Japanese bank. As of December 31, 2017, the Company’s Vietnamese subsidiary had an outstanding balance of $24.9 million under the Vietnam Line of Credit. Borrowings under the Vietnam Line of Credit bear interest based on 3-month LIBOR and 12-month LIBOR, as established at the commencement of each borrowing period, plus 1.45% per annum, with interest payable quarterly and annually. The borrowed amount is payable within 5 business days of demand.

Capital Lease Obligations

The Company has various capital lease obligations primarily for software, which, as of December 31, 2017, totaled $4.2 million, with interest rates ranging from 2.0% to 5.2% and maturities from the first quarter of 2018 until the fourth quarter of 2020. Future payments for the Company’s capital lease obligations are included in the annual maturities table.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9:    Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor Corporation are as follows (in millions, except per share data):

	For the years ended December 31,
	2017	2016	2015
Net income attributable to ON Semiconductor Corporation	$810.7	$182.1	$206.2

Basic weighted average common shares outstanding	421.9	415.2	421.2
Add: Incremental shares for:
Dilutive effect of share-based awards	5.5	3.8	4.6
Dilutive effect of convertible notes	0.9	1.0	2.0

Diluted weighted average common shares outstanding	428.3	420.0	427.8

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$1.92	$0.44	$0.49

Diluted	$1.89	$0.43	$0.48

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was approximately 0.2 million, 1.7 million and 1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The dilutive impact related to the Company’s 1.00% Notes, 1.625% Notes and 2.625% Notes, Series B is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, “Earnings Per Share”. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each series of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share, with respect to the 1.00% Notes, or $30.70 per share, with respect to the 1.625% Notes, for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes and 1.625% Notes, respectively. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes and 1.625% Notes, respectively, when the stock price is above $18.50 per share, with respect to the 1.00% Notes, and $20.72 per share, with respect to the 1.625% Notes.

Equity

Share Repurchase Program

On December 1, 2014, the Company announced a capital allocation policy (the “Capital Allocation Policy”) under which the Company intends to return to stockholders approximately 80 percent of free cash flow, less repayments of long-term debt, subject to a variety of factors, including our strategic plans, market and economic conditions and the Board’s discretion. For the purposes of the Capital Allocation Policy, the Company defines free cash flow as net cash provided by operating activities less purchases of property, plant and equipment. The Company also announced the 2014 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the 2014 Share Repurchase Program, the Company is authorized to repurchase approximately $1.0 billion of its common shares over a four year period, exclusive of any fees, commissions or other expenses, subject to the same factors and considerations described above. The 2014 Share Repurchase Program was effective December 1, 2014.

The Company repurchased shares worth $25.0 million of the Company’s common stock in connection with the offering of the 1.625% Notes during the year ended December 31, 2017. Other than this, there were no repurchases of the Company’s common stock under its share repurchase program during the years ended December 31, 2017 and 2016, respectively, as the Company focused on the funding required for the Fairchild Transaction, and its associated debt.

Information relating to the Company’s share repurchase programs is as follows (in millions, except per share data):

	For the years ended December 31,
	2017	2016	2015 (5)
Number of repurchased shares (1)	1.6	—	30.4
Beginning accrued share repurchases (2)	$—	$—	$—
Aggregate purchase price	25.0	—	347.8
Fees, commissions and other expenses	—	—	0.4
Less: ending accrued share repurchases (3)	—	—	—

Total cash used for share repurchases	$25.0	$—	$348.2

Weighted-average purchase price per share (4)	$15.35	$—	$11.46
Available for future purchases at period end	$603.2	$628.2	$628.2

(1)	None of these shares had been reissued or retired as of December 31, 2017, but may be reissued or retired by the Company at a later date.
(2)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the beginning of the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(3)	Represents unpaid amounts recorded in accrued expenses on the Company’s Consolidated Balance Sheet as of the end of the period.
(4)	Exclusive of fees, commissions and other expenses.
(5)	Includes 5.4 million shares, totaling $70.0 million, repurchased concurrently with the issuance of the 1.00%

Notes. See Note 8: “Long-Term Debt” for information with respect to the Company’s long-term debt.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due, are withheld by the Company upon the vesting of RSUs to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted in the years ended December 31, 2017 and 2016 were $28.1 million and $12.3 million, respectively, for which the Company withheld approximately 1.8 million and 1.3 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of December 31, 2017, but may be reissued or retired by the Company at a later date. These repurchases do not count against the Company’s share repurchase program.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by Leshan. The Company owns 80%, of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2017, the non-controlling interest balance was $22.2 million. This balance included the non-controlling interest’s $2.3 million share of the earnings for the year ended December 31, 2017 offset by $1.9 million of dividends paid to the non-controlling shareholder.

At December 31, 2016, the non-controlling interest balance was $21.8 million. This balance included the non-controlling interest’s $2.4 million share of the earnings for the year ended December 31, 2016 offset by $4.3 million of dividends paid to the non-controlling shareholder.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10:    Share-Based Compensation

Total share-based compensation expense related to the Company’s employee stock options, RSUs, stock grant awards and ESPP for the years ended December 31, 2017, 2016 and 2015 was comprised as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Cost of revenues	$6.0	$8.0	$7.7
Research and development	12.5	11.1	9.2
Selling and marketing	11.7	9.8	8.5
General and administrative	39.6	27.2	21.5

Share-based compensation expense before income taxes	69.8	56.1	46.9

Related income tax benefits (1)	24.4	—	—

Share-based compensation expense, net of taxes	$45.4	$56.1	$46.9

(1)

Recognition of related income tax benefits are the result of the adoption of ASU 2016-09 during the first quarter of 2017. Tax benefit is calculated using the federal statutory rate of 35%. See Note 3: “Recent Accounting Pronouncements” for more information.

At December 31, 2017, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 3 months. At December 31, 2017, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with time-based service conditions and performance-based vesting criteria was $76.1 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during the year ended December 31, 2017 was $20.1 million. The Company received cash of $18.0 million and $23.6 million from the exercise of stock options and the issuance of shares under the ESPP, respectively. Upon option exercise, release of RSUs, stock grant awards, or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of each time based and performance based RSU and stock grant award is determined on the grant date and is equal to the Company’s closing stock price on the grant date. There were no employee stock options granted during the years ended December 31, 2017, 2016 and 2015.

Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for RSUs were estimated to be approximately 5% for the years ended December 31, 2017, 2016 and 2015.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Plan Descriptions

On February 17, 2000, the Company adopted the 2000 SIP which provided key employees, directors and consultants with various equity-based incentives as described in the plan document. Prior to February 17, 2010, stockholders had approved amendments to the 2000 SIP which increased the number of shares of the Company’s common stock reserved and available for grant to 30.5 million, plus an additional number of shares of the Company’s common stock equal to 3% of the total number of outstanding shares of common stock effective automatically on January 1st of each year beginning January 1, 2005 and ending January 1, 2010. On February 17, 2010, the 2000 SIP expired and the Company ceased granting under the plan. Options granted pursuant to the 2000 SIP that remain outstanding continue to be exercisable or subject to vesting pursuant to the underlying option agreements.

On March 23, 2010, the Company adopted the Amended and Restated SIP, which was subsequently approved by the Company’s stockholders at the annual stockholder meeting on May 18, 2010 and reapproved by the Company’s stockholders at the annual stockholder meeting on May 20, 2015. The Amended and Restated SIP provides key employees, directors and consultants with various equity-based incentives as described in the plan document. The Amended and Restated SIP is administered by the Board of Directors or a committee thereof, which is authorized to determine, among other things, the key employees, directors or consultants who will receive awards under the plan, the amount and type of award, exercise prices or performance criteria, if applicable, and vesting schedules. On May 15, 2012, stockholders approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 33.0 million. On May 17, 2017, stockholders approved certain amendments to the Amended and Restated SIP to increase the number of shares of common stock subject to all awards under the Amended and Restated SIP by 27.9 million to 87.0 million, exclusive of shares of common stock subject to awards that were previously granted pursuant to the 2000 SIP that have or will become available for grant pursuant to the Amended and Restated SIP.

Generally, the options granted under the 2000 SIP and Amended and Restated SIP vest over a period of three to four years and have a contractual term of 10 years and 7 years, respectively. Under both plans, certain outstanding options vest automatically upon a change of control, as defined in the respective plan document, provided the option holder is employed by the Company on the date of the change of control. Certain other outstanding options may also vest upon a change of control if the Board of Directors of the Company, at its discretion, provides for acceleration of the vesting of said options. Generally, upon the termination of an option holder’s employment, all unvested options will immediately terminate and vested options will generally remain exercisable for a period of 90 days after the date of termination (one year in the case of death or disability).

Generally, RSUs granted under the 2000 SIP and the Amended and Restated SIP vest over three years or based on the achievement of certain performance criteria and are payable in shares of the Company’s stock upon vesting.

As of December 31, 2017, there was an aggregate of 39.0 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Stock Options

A summary of stock option transactions for all stock option plans follows (in millions except per share and contractual term data):

	Year Ended December 31, 2017
	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	3.3	$7.75
Granted	—	—
Exercised	(2.2)	8.13
Canceled	—	—

Outstanding at December 31, 2017	1.1	$6.95	1.15	$15.1

Exercisable at December 31, 2017	1.1	$6.95	1.15	$15.1

As of December 31, 2017, the Company had 1.1 million of outstanding stock options, representing stock options that previously vested and those which are expected to vest, with a weighted-average exercise price of $6.95. Information about the outstanding stock options with exercise prices less than or above $20.94 per share, the closing price of the Company’s common stock at December 31, 2017, is as follows (number of shares in millions):

	Exercisable		Unexercisable		Total
Exercise Prices	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Less than $20.94	1.1	$6.95	—	$—	1.1	$6.95
Above $20.94	—	$—	—	$—	—	$—

Total outstanding	1.1	$6.95	—	$—	1.1	$6.95

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Units

A summary of the RSU transactions for the year ended December 31, 2017 follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2016	9.7	$10.10
Granted	4.6	15.58
Achieved	1.2	9.01
Released	(5.4)	9.81
Canceled	(0.3)	12.16

Nonvested shares of RSUs at December 31, 2017	9.8	$12.63

During 2017, the Company awarded 1.5 million RSUs to certain officers and employees of the Company that vest upon the achievement of certain performance criteria. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable.

As of December 31, 2017, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with time-based and performance-based conditions, was $53.8 million and $22.3 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period during which the performance criteria is expected to be achieved. Unrecognized compensation cost related to awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to both performance-based and service-based RSUs was $62.2 million for the year ended December 31, 2017, which included $36.4 million for RSUs with time-based service conditions that were granted in 2017 and prior that are expected to vest.

Stock Grant Awards

During the year ended December 31, 2017, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $16.11 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2017 was approximately $1.6 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company’s eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company’s common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of: (i) 500 shares;

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the year ended December 31, 2017, employees purchased approximately 1.9 million shares under the ESPP. During the years ended December 31, 2016 and 2015, employees purchased approximately 1.8 million and 1.7 million shares, respectively, under the ESPP. Through May 2013, stockholders had approved amendments to the ESPP, which increased the number of shares of the Company’s common stock issuable thereunder to 18.0 million shares. On May 20, 2015, stockholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.5 million to a total of 23.5 million. Again on May 17, 2017 stockholders approved an amendment to the Company’s ESPP which increased the number of shares reserved and available to be issued pursuant to the ESPP by 5.0 million to a total of 28.5 million. As of December 31, 2017, there were approximately 8.0 million shares available for issuance under the ESPP.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of the status of the Company’s foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year Ended December 31,
	2017	2016	2015
Service cost	$10.0	$9.0	$8.4
Interest cost	4.3	4.5	3.8
Expected return on plan assets	(5.5)	(3.9)	(3.5)
Actuarial and other (gain) loss	1.9	10.1	(5.0)

Total net periodic pension cost	$10.7	$19.7	$3.7

Weighted average assumptions
Discount rate	1.66%	1.60%	1.82%
Expected return on plan assets	3.22%	3.20%	2.46%
Rate of compensation increase	3.22%	3.05%	2.96%

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The long term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

	December 31,
	2017	2016
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$261.8	$234.4
Service cost	10.0	9.0
Interest cost	4.3	4.5
Net actuarial (gain) loss	6.4	10.6
Acquired PBO from Fairchild	—	17.4
Benefits paid by plan assets	(4.7)	(4.9)
Benefits paid by the Company	(4.2)	(5.9)
Translation and other (gain) loss	19.1	(3.3)

Projected benefit obligation at the end of the year	$292.7	$261.8

Accumulated benefit obligation at the end of the year	$245.8	$222.4

Change in plan assets
Fair value of plan assets at the beginning of the year	$159.7	$147.2
Acquired assets from Fairchild	—	9.1
Actual return on plan assets	10.0	4.4
Benefits paid from plan assets	(4.7)	(4.9)
Employer contributions	6.0	6.1
Translation and other (gain) loss	12.4	(2.2)

Fair value of plan assets at the end of the year	$183.4	$159.7

Plans with underfunded or non-funded projected benefit obligation
Projected benefit obligation	$283.3	$256.1
Fair value of plan assets	173.7	152.9
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$174.8	$138.9
Fair value of plan assets	$104.3	$63.7
Amounts recognized in the balance sheet consist of
Non-current assets	$0.1	$—
Current liabilities	(0.2)	(0.1)
Non-current liabilities	(109.2)	(102.0)

Funded status	$(109.3)	$(102.1)

As of December 31, 2017 and 2016, respectively, the assets of the Company’s foreign plans were invested 20% and 18% in equity securities, 18% and 20% in debt securities, including corporate bonds, 45% and 44% in insurance and investment contracts, 3% and 3% in cash and 14% and 15% in other investments, including foreign government securities, equity securities and mutual funds. This asset allocation is based on the anticipated

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

Plan Assets

The Company’s overall investment strategy is to focus on stable and low credit risk investments aimed at providing a positive rate of return to the plan assets. The Company has an investment mix with a wide diversification of asset types and fund strategies that are aligned with each region and foreign location’s economy and market conditions. Investments in government securities are generally guaranteed by the respective government offering the securities. Investments in corporate bonds, equity securities, and foreign mutual funds are made with the expectation that these investments will give an adequate rate of long-term returns despite periods of high volatility. Other types of investments include investments in cash deposits, money market funds and insurance contracts. Asset allocations are based on the anticipated required funding amounts, timing of benefit payments, historical returns on similar assets and the influence of the current economic environment.

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company’s foreign pension plans (in millions):

	December 31, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$4.9	$4.9	$—	$—
Foreign Government/Treasury Securities (1)	20.1	20.1	—	—
Corporate Bonds, Debentures (2)	32.5	—	32.5	—
Equity Securities (3)	36.8	—	36.8	—
Mutual Funds	6.7	—	6.7	—
Investment and Insurance Annuity Contracts (4)	82.4	—	27.2	55.2

	$183.4	$25.0	$103.2	$55.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash/Money Markets	$4.9	$4.9	$—	$—
Foreign Government/Treasury Securities (1)	15.6	15.6	—	—
Corporate Bonds, Debentures (2)	32.0	—	32.0	—
Equity Securities (3)	28.8	—	28.8	—
Mutual Funds	8.8	—	8.8	—
Investment and Insurance Annuity Contracts (4)	69.6	—	22.4	47.2

	$159.7	$20.5	$92.0	$47.2

(1)	Includes investments primarily in guaranteed return securities.
(2)	Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)	Includes investments in equity securities of developed countries and emerging markets.
(4)	Includes certain investments with insurance companies which guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the year ended December 31, 2017 for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

	Corporate Bonds, Debentures	Investment and Insurance Contracts	Total
Balance at December 31, 2015	$0.6	$47.0	$47.6
Actual return on plan assets	—	3.3	3.3
Purchase, sales and settlements	(0.6)	(0.4)	(1.0)
Foreign currency impact	—	(2.7)	(2.7)

Balance at December 31, 2016	$—	$47.2	$47.2

Actual return on plan assets	—	1.5	1.5
Purchase, sales and settlements	—	(0.3)	(0.3)
Foreign currency impact	—	6.8	6.8

Balance at December 31, 2017	$—	$55.2	$55.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected benefit payments for the Company’s defined benefit plans by year from 2018 through 2022 and the five years thereafter are as follows (in millions):

2018	$4.2
2019	5.6
2020	7.3
2021	10.9
2022	12.5
Five years thereafter	86.9

Total	$127.4

The total underfunded status was $109.3 million at December 31, 2017. The Company expects to contribute $12.2 million during 2018 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code (the “Code”). Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit of $10,800. The Company recognized $18.4 million, $14.0 million and $13.6 million of expense relating to matching contributions in 2017, 2016 and 2015, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $16.8 million, $8.9 million and $3.1 million relating to these plans for the years ended 2017, 2016 and 2015, respectively.

Note 12:    Commitments and Contingencies

Leases

The following is a schedule by year of future minimum lease obligations under non-cancelable operating leases as of December 31, 2017 (in millions):

Year Ending December 31,
2018	$33.4
2019	28.6
2020	20.6
2021	16.5
2022	12.4
Thereafter	49.0

Total (1)	$160.5

(1)	Excludes $13.0 million of expected sublease income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment by the Company of real estate taxes, insurance and maintenance costs. Total rent expense associated with operating leases for 2017, 2016, and 2015 was $45.3 million, $31.1 million, and $27.7 million, respectively.

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other parties to purchase inventory, manufacturing services and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements in the ordinary course of business as of December 31, 2017 (in millions):

Year Ending December 31,
2018	$417.1
2019	55.4
2020	23.4
2021	22.1
2022	10.9
Thereafter	14.5

Total	$543.4

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona are located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under CERCLA. Motorola and Freescale have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination was detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company worked with local authorities to implement a remediation plan and has completed remaining remediation. The majority of the cost of remediation was covered by insurance. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

The Company’s manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify the Company and its respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

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

As a result of the acquisition of AMIS of 2008, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and cleanup at this location. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Through its acquisition of Fairchild, the Company acquired a facility in South Portland, Maine. This facility has ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although the Company may incur certain liabilities with respect to these remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Under a 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung, Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility. Any costs to the Company incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments the Company makes in connection with such liabilities are not expected to be material.

The Company was notified by the EPA that it has been identified as a PRP under CERCLA in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Illinois at what is now a Superfund site, has performed reclamation services for the Company in the past. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. The Company has joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2017, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.4 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2017, which reduces the Company’s borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $5.7 million as of December 31, 2017.

As part of obtaining financing in the ordinary course of business, the Company has issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $120.6 million as of December 31, 2017. The Company is also a guarantor of SCI LLC’s non-collateralized loan with SMBC, which had a balance of $122.7 million as of December 31, 2017. See Note 8: “Long-Term Debt” for additional information.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has entered into indemnification agreements with each of its directors and executive officers. The form of agreement (the “Indemnification Agreement”) provides, subject to certain exceptions and conditions specified in the Indemnification Agreement, that the Company will indemnify each indemnitee to the fullest extent permitted by Delaware law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with a proceeding or claim in which such person is involved because of his or her status as one of the Company’s directors or executive officers. In addition, the Indemnification Agreement provides that the Company will, to the extent not prohibited by law and subject to certain exceptions and repayment conditions, advance specified indemnifiable expenses incurred by the indemnitee in connection with such proceeding or claim. The foregoing description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the full and complete terms of the Indemnification Agreement, which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 25, 2016 and is incorporated by reference herein.

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

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, except as disclosed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process and the administrative process at the USPTO are inherently uncertain, and the Company cannot guarantee that the outcome of these matters will be favorable to it.

Patent Litigation with Power Integrations, Inc.

There are eight outstanding civil litigation proceedings with PI, five of which were pending between PI and various Fairchild entities (including Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild (Taiwan) Corporation, f/k/a System General Corporation (collectively referred to in this sub-section as “Fairchild”)), prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also over two dozen outstanding administrative proceedings between the parties at the USPTO in which each party is challenging the validity of the other party’s patents.

The outcome of any litigation is inherently uncertain and difficult to predict. Any estimate or statement regarding any reserve or the estimated range of possible losses is made solely in compliance with applicable GAAP requirements, and is not a statement or admission that the Company is or should be liable in any amount, or that any arguments, motions or appeals before any Court lack merit or are subject to impeachment. To the contrary, the Company believes that it has significant and meritorious grounds for judgment in its favor with respect to all of the PI cases and that the Company’s appeals or motions currently pending at the district court level will significantly reduce or eliminate all prior adverse jury verdicts. Subject to the foregoing, as of the date of the filing of this Form 10-K, the Company estimates its range of possible losses for all PI cases to be between approximately $4 million and $20 million in the aggregate.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed U.S. patents owned by PI. The lawsuit sought a permanent injunction as well as money damages for Fairchild’s alleged infringement. In October 2006, a jury returned a willful infringement verdict and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated substantially all of the damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States later denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $750,000 worth of sales and imports of affected products, and to re-assess its finding that the infringement was willful. In December 2017, the lower court reinstated the willfulness finding, and the parties are currently working with the court to set a schedule to resolve the outstanding issues, including damages adequate to compensate PI.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain other PWM products infringed several U.S. patents owned by PI. On October 14, 2008, Fairchild filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PI products infringed U.S. patents owned by Fairchild. Each lawsuit included claims for money damages and a request for a permanent injunction. These two lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild and upheld the validity of both of the Fairchild patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents, and the court entered a permanent injunction against Fairchild. Willfulness and damages were not considered in the April 2012 trial, but were reserved for subsequent proceedings. Fairchild and PI appealed the liability phase of this litigation to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild patent, and remanded the case back to the lower court for further proceedings consistent with these rulings.

The Company is preparing for a trial later this year at which willfulness, inducement and money damages are expected to be addressed.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. During the initial trial in this matter in 2014, a jury found that Fairchild willfully infringed two PI patents, awarded PI $105.0 million in damages and found that PI did not infringe any Fairchild patent. In September 2014, the court granted a motion filed by Fairchild that sought to set aside the jury’s determination that it acted willfully, and held that, as a matter of law, Fairchild’s actions were not willful. In November 2014, in response to another post-trial motion filed by Fairchild, the trial

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. The second damages trial was held in December 2015, in which a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the second damages verdict, but the court ruled against Fairchild on these motions and awarded PI approximately $7.0 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court to reinstate the jury’s willfulness finding and sought enhanced damages and attorneys’ fees. On January 23, 2017, the court reinstated the jury’s willful infringement finding, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit with respect to the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. The appeal briefing is complete, and the parties are currently waiting for the Federal Circuit to schedule oral arguments. On May 26, 2017, the district court ordered Fairchild to obtain a bond for the judgment pending appeal, and on June 22, 2017, the district court accepted Fairchild’s bond and stayed execution of judgment. All claims of the two PI patents found to be infringed by Fairchild and that support the damages verdict have since been determined to be unpatentable in several inter partes review administrative proceedings described below. The impact of the USPTO’s unpatentability determinations on the district court judgment is uncertain at this stage of the proceedings.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware, and alleged that various PI products infringe Fairchild’s U.S. patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, and PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In that trial, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the district court vacated the jury’s finding that PI infringed Fairchild’s patent. The court has yet to enter a final judgment in this case.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California, alleging Fairchild’s products willfully infringe two PI patents. In the complaint, PI is seeking a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. Fairchild answered and counterclaimed, alleging infringement by PI of four Fairchild patents related to aspects of PI’s products, and also seeking damages and a permanent injunction. The lawsuit is in its earliest stages, and has been stayed pending the outcome of the Company’s administrative challenges to the two PI patents asserted against Fairchild, which are described below. PI has also filed administrative challenges to Fairchild’s asserted patents.

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 5:16-cv-06371-BLF and 5:17-cv-03189): On August 11, 2016, ON Semiconductor Corporation and SCILLC (collectively, “ON Semi”) filed a lawsuit against PI in the U.S. District Court for the District of Arizona, alleging that PI infringed six patents and seeking a permanent injunction and money damages for the alleged infringement. The lawsuit also sought a claim for a declaratory judgment that ON Semi does not infringe several of PI’s patents. Rather than responding to ON Semi’s lawsuit in Arizona, PI filed a separate lawsuit in the U.S. District Court for the Northern District of California in November

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2016, alleging that ON Semi infringes six PI patents, including two of the three of ON Semi’s declaratory judgment non-infringement claims, and then moved the Arizona court to dismiss ON Semi’s lawsuit. Following various procedural motions, ON Semi’s Arizona action has been transferred to the U.S. District Court for the Northern District of California and consolidated with PI’s November 2016 lawsuit. The lawsuit is in its early stages, but the parties have begun to engage in discovery, with substantive developments expected throughout the course of 2018.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (March 9, 2017, District of Delaware, 1:17-cv-00247-LPS-CJB): On March 9, 2017, ON Semi filed a lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that PI’s InnoSwitch family of products infringe six of ON Semi’s U.S. patents. Following some procedural motions, PI has since counterclaimed alleging infringement by ON Semi of seven of PI’s U.S. Patents. Both parties seek money damages and a permanent injunction. The lawsuit is in its early stages, but the parties have begun to engage in discovery, with substantive developments expected throughout the course of 2018.

Semiconductor Components Industries, LLC v. Power Integrations, Inc. (November 2017, Taiwan Intellectual Property Court, 106-Ming-min-bu-Tzu-238): In November 2017, Semiconductor Components Industries, LLC filed a lawsuit against PI in Taiwan, alleging infringement by PI of certain of ON Semi’s Taiwanese patents. The lawsuit is in its early stages.

Administrative Challenges to PI’s Patents

In addition to the eight court proceedings described above, there are over two dozen pending inter partes review administrative proceedings between PI and ON Semi/Fairchild at the USPTO. Each of these administrative proceedings seeks to invalidate certain claims asserted in the various court proceedings. For two of the proceedings filed by ON Semi, both of which relate to the case filed in 2009 in the Northern District of California, the USPTO has issued a Final Written Decision finding that all of the claims challenged in those proceedings are unpatentable. PI may appeal the USPTO’s Final Written Decision regarding the unpatentability of those claims during 2018. In three of the proceedings, the USPTO has instituted a review of three ON Semi patents that are being asserted against PI, but the USPTO has not rendered a Final Written Decision in any of those three cases. All of the other proceedings remain pending, with further developments expected during 2018.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017. On December 27, 2017, the Court rendered a verdict in favor of the Fairchild defendants on the remaining implied warranty claims. On January 24, 2018, Acbel filed a notice of appeal.

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

Note 13:    Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 (in millions):

		Fair Value Measurements as of December 31, 2017
Description	Balance as of December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$71.7	$71.7	—	—
Money market funds	$0.2	$0.2	—	—
Liabilities:
Contingent consideration	$2.3	—	—	$2.3

		Fair Value Measurements as of December 31, 2016
Description	Balance as of December 31, 2016	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$67.2	$67.2	—	—
Money market funds	$30.3	$30.3	—	—
Liabilities:
Contingent consideration	$4.5	—	—	$4.5

During the year ended December 31, 2017, the Company paid the first earn-out amount of approximately $3.9 million relating to the contingent consideration for the AXSEM acquisition and increased the second earn-out amount by $1.7 million due to the revision of the Company’s expectations of the earn-out achievement.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) at December 31, 2017 and December 31, 2016 are as follows (in millions):

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes (1)	$1,080.1	$1,596.7	$953.6	$1,160.9
Long-term debt (1)	$1,833.2	$1,845.4	$2,616.3	$2,731.5

(1) Carrying amount shown is net of debt discounts and debt issuance costs. See Note 8: “Long-Term Debt” for additional information.

The fair value of the Company’s 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2017 and December 31, 2016.

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

As of December 31, 2017 and December 31, 2016, there were no non-financial assets included in the Company’s Consolidated Balance Sheet that were remeasured at fair value on a nonrecurring basis.

The following table shows the adjustments to fair value of certain of the Company’s non-financial assets that had an impact on the Company’s results of operations during the years ended December 31, 2017, 2016 and 2015, respectively (in millions):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Nonrecurring fair value measurements
Impairment of property, plant and equipment held-for-sale or disposal (Level 3)	$7.9	$0.5	$0.2
IPRD (Level 3)	13.1	2.2	3.8

	$21.0	$2.7	$4.0

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

See Note 5: “Goodwill and Intangible Assets” and Note 6: “Restructuring, Asset Impairments and Other, Net” for additional information with respect to impairment charges.

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

As of each of December 31, 2017 and 2016, the Company’s cost method investments had a carrying value of $12.6 million and $12.3 million, respectively.

On October 10, 2017, ON Semiconductor and Fujitsu Semiconductor Limited (“Fujitsu”) announced that ON Semiconductor will purchase a 30 percent incremental share of Fujitsu’s 8-inch wafer fab in Aizu-Wakamatsu, resulting in a 40 percent ownership when the purchase is completed, at which time the Company would pay a purchase price of approximately $20.0 million in cash. The purchase is scheduled to be completed on April 1, 2018 (the “second closing date”), subject to certain regulatory approvals and other customary closing conditions. Subject to the fulfillment of certain conditions, the Company will be required to increase its ownership to 60 percent between one and six months following the second closing date (the “third closing date”) and will be required to increase its ownership to 100 percent between nine and 18 months following the third closing date.

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

At December 31, 2017 and 2016, the Company had net outstanding foreign exchange contracts with net notional amounts of $130.5 million and $95.9 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule summarizes the Company’s net foreign exchange positions in U.S. dollars as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017 Buy (Sell)	2017 Notional Amount	2016 Buy (Sell)	2016 Notional Amount
Euro	$(22.9)	$22.9	$(25.4)	$25.4
Japanese Yen	(40.0)	40.0	(33.7)	33.7
Philippine Peso	26.4	26.4	15.8	15.8
Other currencies - Buy	30.9	30.9	(6.1)	6.1
Other currencies - Sell	(10.3)	10.3	14.9	14.9

	$(15.9)	$130.5	$(34.5)	$95.9

The Company is exposed to credit-related losses if counterparties to its foreign exchange contracts fail to perform their obligations. As of December 31, 2017, the counterparties to the Company’s foreign exchange contracts, as well as the cash flow hedges described below, are held at financial institutions which the Company believes to be highly rated and no credit-related losses are anticipated. Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the years ended December 31, 2017, 2016 and 2015, realized and unrealized foreign currency transactions totaled a $6.3 million loss, a $0.7 million gain and a $1.5 million loss, respectively, and are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with the Term Loan “B” Facility. The Company does not use such swap contracts for speculative or trading purposes.

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totaling $500.0 million (effective as of January 11, 2017), $750.0 million (effective as of December 29, 2017) and $1.0 billion (effective as of December 31, 2018) with expiry dates of December 29, 2017, December 31, 2018 and December 31, 2019, respectively. These agreements effectively hedge some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company has performed an effectiveness assessment and concluded that there is no ineffectiveness during the year ended December 31, 2017.

The Company did not have any interest rate swap contracts outstanding during the year ended December 31, 2016.

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

For the years ended December 31, 2017 and 2016, the Company recorded a net loss of zero and $0.2 million, respectively, associated with cash flow hedges recognized as a component of cost of revenues. The Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges as of December 31, 2017 and 2016.

See Note 16: “Changes in Accumulated Other Comprehensive Loss” for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes. See Note 8: “Long-Term Debt” for further details.

Other

At December 31, 2017, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

Note 15:    Income Taxes

The Company’s geographic sources of income before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2017	2016	2015
United States	$(270.1)	$(287.0)	$(102.7)
Foreign	817.6	467.6	322.5

	$547.5	$180.6	$219.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Current:
Federal	$26.3	$(0.1)	$—
State and local	0.2	0.1	2.0
Foreign	53.1	34.4	21.3

	79.6	34.4	23.3

Deferred:
Federal	(356.3)	60.8	0.4
State and local	0.4	—	(1.4)
Foreign	10.8	(99.1)	(11.5)

	(345.1)	(38.3)	(12.5)

Total provision (benefit)	$(265.5)	$(3.9)	$10.8

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	2.2	(3.6)	(1.0)
Impact of U.S. Tax Reform and related effects (1)	(82.2)	—	—
Impact of foreign operations	(1.5)	(8.1)	(39.8)
Reversal of prior years’ indefinite reinvestment assertion	—	172.1	—
Dividend income from foreign subsidiaries	—	0.2	85.5
Change in valuation allowance and related effects (2)	0.4	(190.7)	(75.3)
Nondeductible acquisition costs	—	1.9	0.1
Nondeductible share-based compensation costs	(1.6)	0.7	0.9
U.S. federal R&D credit	(1.5)	(10.1)	—
Other	0.7	0.4	(0.5)

Total	(48.5)%	(2.2)%	4.9%

(1) Includes the benefit of $744.1 million, or 135.9% for the reduction in the Company’s deferred tax liability for undistributed current and prior years’ earnings of the Company’s foreign subsidiaries and the benefit of $33.0 million, or 6.0% for the release of valuation allowance on federal foreign tax credit carryforwards which were utilized against the mandatory repatriation tax. These benefits are offset by the expense for the mandatory repatriation tax, net of uncertain tax positions, of $207.1 million, or 37.8% and expense related to the change in the federal rate from 35% to 21% of $120.1 million, or 21.9% on the Company’s remaining net federal deferred tax asset balances.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(2) The Company has included the benefit related to the change in valuation allowance on federal foreign tax credits which were previously set to expire unutilized but were utilized against the expense related to the mandatory repatriation tax $33.0 million or 6.0%, in the line “Impact of U.S. Tax Reform and related effects”

The Company’s effective tax rate for 2017 was a benefit of 48.5%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to U.S. tax reform codified under the Tax Act. The Company’s effective tax rate for 2016 was a benefit of 2.2%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to the release of its U.S. and Japan valuation allowances, partially offset by the reversal of the prior years’ indefinite reinvestment assertion. The Company’s effective tax rate for 2015 was a provision of 4.9%, which differs from the U.S. federal statutory income tax rate of 35% primarily due to its change in valuation allowance, deemed dividend income from foreign subsidiaries and tax rate differential in its foreign subsidiaries.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) as of December 31, 2017 and December 31, 2016 are as follows (in millions):

	Year ended December 31,
	2017	2016
Net operating loss and tax credit carryforwards	$738.4	$978.1
Tax-deductible goodwill and amortizable intangibles	(29.1)	(57.1)
Reserves and accruals	49.8	51.7
Property, plant and equipment	(42.8)	(60.9)
Inventories	24.5	42.1
Undistributed earnings of foreign subsidiaries	(32.5)	(639.1)
Share-based compensation	9.2	14.3
Pension	21.1	21.5
Debt financing costs	(9.9)	(40.8)
Other	17.6	14.3

Deferred tax assets and liabilities before valuation allowance	746.3	324.1

Valuation allowance	(462.3)	(474.1)

Net deferred tax asset (liability)	$284.0	$(150.0)

On December 22, 2017, the U.S. enacted comprehensive tax legislation, the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, and requires companies to pay a one-time mandatory repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain future foreign earnings. In December 2017 the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, specifically as follows, the Company has made a reasonable estimate of (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company has recognized a provisional tax benefit of $449.9 million in the year ended December 31, 2017 associated with the items it could reasonably estimate as described in the

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate table. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

As of December 31, 2017, all benefits related to excess tax deductions from employee equity exercises are included in the Company’s NOL deferred tax asset due to the adoption of ASU 2016-09 as of the first quarter of 2017. As of December 31, 2016, the Company’s deferred tax assets do not include $194.5 million of excess tax deductions from employee equity exercises.

As of December 31, 2017 and 2016, the Company had approximately $1,198.6 million and $1,203.6 million, respectively, of federal NOL carryforwards, before reduction for uncertain tax positions, which are subject to annual limitations prescribed in Section 382 of the Code. If not utilized, a portion of the NOLs will expire in varying amounts from 2021 to 2036.

As of December 31, 2017 and 2016, the Company had approximately $46.0 million and $211.9 million, respectively, of federal credit carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions, which are subject to annual limitations prescribed in Section 383 of the Code. The decrease is primarily due to utilization of $191.1 million of credits to offset the mandatory repatriation tax liability. If not utilized, a portion of the credits will expire in varying amounts from 2033 to 2037.

As of December 31, 2017 and 2016, the Company had approximately $790.3 million and $1,191.2 million, respectively, of state NOL carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions. The decrease is primarily due to expiration. If not utilized, a portion of the NOLs will expire in varying amounts from 2018 to 2037. As of December 31, 2017 and 2016, the Company had $107.2 million and $129.0 million, respectively, of state credit carryforwards before consideration of valuation allowance or reduction for uncertain tax positions. If not utilized, a portion of the credits will begin to expire in varying amounts starting in 2018.

As of December 31, 2017 and 2016, the Company had approximately $1,103.0 million and $1,078.8 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance or reduction for uncertain tax positions. If not utilized, a portion of the NOLs will begin to expire in varying amounts starting in 2018. As of December 31, 2017 and 2016, the Company had $65.3 million and $50.5 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. The majority of these credits have an indefinite life and do not expire.

In 2016, the Company reassessed its need for a valuation allowance for the Japan consolidated group. Due to the Company’s recent trend of positive operating results, which resulted in the Japan group being in a cumulative twelve-quarter income position as of the period ended December 31, 2016, as well as the realignment of the former System Solutions Group segment, the Company realized an $89.4 million net tax benefit related to the release of a portion of its valuation allowance, to reflect the amount of its deferred tax assets which are expected to be realized in future years. The Company continues to maintain a valuation allowance on a portion of its Japan NOLs, or $302.0 million, which expire in varying amounts from 2018 to 2024.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition to the valuation allowance mentioned above on Japan NOLs, as of December 31, 2017 and 2016, the Company continues to maintain a full valuation allowance on its U.S. state deferred tax assets, and a valuation allowance on foreign NOLs and tax credits in certain other foreign jurisdictions.

The consummation of the Fairchild acquisition during 2016 caused the Company to reassess its prior years’ indefinite reinvestment assertion because of the U.S. debt incurred to fund the acquisition. See Note 8: “Long-Term Debt” for additional information. This resulted in a change in judgment regarding the Company’s future cash flows by jurisdiction and its prior years’ indefinite reinvestment assertion. The change in assertion, which resulted in recording a deferred tax liability for future U.S. taxes, had a direct impact on the Company’s judgment about the realizability of its U.S. federal deferred tax assets which resulted in a release of valuation allowance. The change in the Company’s prior years’ indefinite reinvestment assertion resulted in an increase to income tax expense of $310.8 million, which was partially offset by a benefit of $267.9 million relating to the release of valuation allowance. The reversal of the prior years’ indefinite reinvestment assertion and release of the U.S. federal valuation allowance did not have an effect on the Company’s cash taxes. At December 31, 2016, the Company was not indefinitely reinvested with respect to any of its foreign earnings.

In 2017, the Company reevaluated its indefinite reinvestment assertion because of the fundamental change in the U.S. approach to taxing international operations under the Tax Act. As a result, the Company has indefinitely reinvested certain foreign earnings. Therefore, tax has not been recognized on the excess of the amount for financial reporting over the tax basis of investments in its foreign subsidiaries that are considered indefinitely reinvested. The excess of the amount for financial reporting over the tax basis for which the Company is indefinitely reinvested is $226.3 million as of December 31, 2017, and the related unrecognized deferred income tax liability is $9.9 million. However, substantially all of the Company’s foreign earnings continue to not be indefinitely reinvested at December 31, 2017.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The activity for unrecognized gross tax benefits for 2017, 2016, and 2015 is as follows (in millions):

	2017	2016	2015
Balance at beginning of year	$136.7	$33.5	$31.2
Acquired balances	—	86.9	—
Additions for tax positions related to the current year	23.6	4.6	9.2
Additions for tax positions of prior years	4.7	13.7	3.4
Reductions for tax positions of prior years	(1.6)	(0.4)	(6.9)
Lapse of statute	(16.3)	(1.6)	(3.3)
Settlements	(4.9)	—	(0.1)
Change in rate due to U.S. Tax Reform	(27.4)	—	—

Balance at end of year	$114.8	$136.7	$33.5

For the period ended December 31, 2016, the Company performed a U.S. R&D tax credit study which covered the years from 2012 to 2015. The results of the study were recorded during the period ended December 31, 2016. As a result the uncertain tax position related to the outcome of the prior year study was also recorded.

Included in the December 31, 2017 balance of $114.8 million is $114.0 million related to unrecognized tax positions that, if recognized, would impact the annual effective tax rate. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax positions will be reduced by $8.3 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $1.5 million of tax expenses for interest and penalties during the year ended December 31, 2017, and recognized approximately $0.5 million and $0.9 million of tax expenses for interest and penalties during the years ended December 31, 2016 and 2015, respectively. The Company had approximately $5.9 million, $4.4 million, and $3.9 million of accrued interest and penalties at December 31, 2017, 2016, and 2015, respectively.

Tax years prior to 2013 are generally not subject to examination by IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state returns, the Company is generally not subject to income tax examinations for years prior to 2012. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2007. The Company is currently under audit in the following significant jurisdictions: China, Malaysia, Philippines, Singapore and Vietnam.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16:    Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications for the years ended December 31, 2017 and December 31, 2016 are as follows (in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Total
Balance as of December 31, 2015	$(42.2)	$(0.1)	$—	$(42.3)

Other comprehensive income (loss) prior to reclassifications (1)	(8.0)	0.3	—	(7.7)
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	—	(0.2)

Net current period other comprehensive income (loss)	(8.0)	0.1	—	(7.9)

Balance as of December 31, 2016	$(50.2)	$—	$—	$(50.2)

Other comprehensive income prior to reclassifications (1) (2)	7.0	2.2	—	9.2
Amounts reclassified from accumulated other comprehensive loss	—	0.4	—	0.4

Net current period other comprehensive income	7.0	2.6	—	9.6

Balance as of December 31, 2017	$(43.2)	$2.6	$—	$(40.6)

(1)	Foreign currency translation adjustments are net of tax of zero and $0.2 million for the years ended December 31, 2017 and December 31, 2016, respectively.
(2)	Effects of cash flow hedges are net of tax of $0.7 million and zero of tax expense for the years ended December 31, 2017 and December 31, 2016, respectively.

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income during the years ended December 31, 2017 and December 31, 2016 were as follows (net of tax of $0.2 million and zero in 2017 and 2016, respectively, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss

	December 31, 2017	December 31, 2016	Statement of Operations and Comprehensive Income Line Item
Foreign currency hedges	$—	$0.2	Cost of revenues
Interest rate swaps	(0.4)	—	Other income and expense

Total reclassifications	$(0.4)	$0.2

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 17:    Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash financing activities and cash payments for interest and income taxes during the years ended December 31, 2017, 2016 and 2015 are as follows (in millions):

	Year ended December 31,
	2017	2016	2015
Non-cash financing activities:
Debt issuance costs paid directly from escrow accounts	$—	$46.0	$—
Capital expenditures in accounts payable and other liabilities	165.6	105.9	102.2
Equipment acquired or refinanced through capital leases	—	—	12.5
Cash (received) paid for:
Interest income	$(3.0)	$(4.5)	$(1.1)
Interest expense	92.1	106.7	28.4
Income taxes	67.8	27.3	20.0

Note 18:    Segment Information

During the third quarter of 2016, the Company realigned its segments into three operating segments to optimize efficiencies resulting from the acquisition of Fairchild. These operating segments also represent its three reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. The results of the System Solutions Group, which was previously the Company’s fourth operating segment, and which did not have goodwill, are now part of the three operating segments and previously-reported information has been presented based on the new structure to reflect the current organizational structure. The Company’s Power and Analog Solutions Groups include the business acquired in the Fairchild Transaction. See Note 4: “Acquisitions, Divestitures and Licensing Transactions” for additional information with respect to the Company’s recent acquisitions.

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

Revenues and gross profit for the Company’s reportable segments for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For year ended December 31, 2017:
Revenues from external customers	$2,819.3	$1,950.9	$772.9	$5,543.1
Segment gross profit	959.2	817.2	302.0	2,078.4
For year ended December 31, 2016:
Revenues from external customers	$1,708.6	$1,481.5	$716.8	$3,906.9
Segment gross profit	566.3	589.0	236.5	1,391.8
For year ended December 31, 2015:
Revenues from external customers	$1,409.9	$1,338.6	$747.3	$3,495.8
Segment gross profit	428.7	537.9	242.4	1,209.0

Gross profit shown above and below is exclusive of the amortization of acquisition related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Gross profit for reportable segments	$2,078.4	$1,391.8	$1,209.0
Less: unallocated manufacturing costs	(44.6)	(94.9)	(15.8)

Consolidated gross profit	$2,033.8	$1,296.9	$1,193.2

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

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, are summarized as follows (in millions):

	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
United States	$748.8	$588.4	$544.3
United Kingdom	668.8	541.1	503.2
Hong Kong	1,785.0	1,086.8	874.4
Japan	429.0	334.5	281.7
Singapore	1,466.9	1,110.4	1,120.7
Other	444.6	245.7	171.5

	$5,543.1	$3,906.9	$3,495.8

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	December 31, 2017	December 31, 2016
United States	$547.9	$548.1
Korea	380.5	385.9
Malaysia	230.0	224.0
Philippines	439.5	381.7
China	246.0	217.7
Other	435.2	401.7

	$2,279.1	$2,159.1

For the years ended December 31, 2017, 2016 and 2015, there were no individual customers, including distributors, which accounted for more than 10% of the Company’s total consolidated revenues.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19:    Supplementary Financial Information - Selected Quarterly Financial Data (Unaudited)

Consolidated unaudited quarterly financial information for 2017 and 2016 is as follows (in millions, except per share data):

	Quarters ended in 2017
	March 31	June 30	September 29	December 31
Revenues	$1,436.7	$1,338.0	$1,390.9	$1,377.5
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	503.3	492.1	524.2	514.2
Net income attributable to ON Semiconductor Corporation	78.2	93.9	108.7	529.9
Diluted net income per common share attributable to ON Semiconductor Corporation	0.18	0.22	0.25	1.22

	Quarters ended in 2016
	April 1	July 1	September 26	December 31
Revenues	$817.2	$877.8	$950.9	$1,261.0
Gross Profit (exclusive of the amortization of acquisition related intangible assets)	275.5	307.9	329.0	384.5
Net income attributable to ON Semiconductor Corporation	36.0	25.1	10.1	110.9
Diluted net income per common share attributable to ON Semiconductor Corporation	0.09	0.06	0.02	0.26

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions /Write-offs	Balance at End of Period
Allowance for doubtful accounts
Year ended December 31, 2015	$1.6	$3.7	$0.9		$—	$6.2
Year ended December 31, 2016	6.2	(2.0)	(2.0)		—	2.2
Year ended December 31, 2017	2.2	0.5	—		—	2.7

Allowance for deferred tax assets
Year ended December 31, 2015	$977.5	$(242.5)	$0.7		$—	$735.7
Year ended December 31, 2016	735.7	(356.0)	94.4	(1)	—	474.1
Year ended December 31, 2017	474.1	(30.6)	18.8	(2)	—	462.3

(1) Represents the effects of cumulative translation adjustments. This also includes $81.6 million of additional allowance for deferred tax assets arising from the Fairchild acquisition in 2016.

(2) Represents the effects of cumulative translation adjustments.