Form 10-Q
period 2018-03-30
ON SEMICONDUCTOR CORP
filed 2018-04-30
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on April 25, 2018:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	427,562,866

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application Specific Integrated Circuit
AXSEM	AXSEM A.G.
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-Process Research and Development
LED	Light-emitting diode
LIBOR	A base rate per annum equal to the London Interbank Offered Rate as administered by ICE Benchmark Administration
MCU	Microcontroller Unit
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
RSU	Restricted Stock Unit
SANYO Electric	SANYO Electric Co., Ltd.
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
SMBC	Sumitomo Mitsui Banking Corporation
WSTS	World Semiconductor Trade Statistics

*	Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	March 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$924.9	$949.2
Receivables, net	696.9	701.5
Inventories	1,160.0	1,089.5
Other current assets	185.2	193.0

Total current assets	2,967.0	2,933.2
Property, plant and equipment, net	2,336.4	2,279.1
Goodwill	916.9	916.9
Intangible assets, net	600.9	628.3
Deferred tax assets	333.3	339.1
Other assets	108.6	98.5

Total assets	$7,263.1	$7,195.1

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$612.0	$548.0
Accrued expenses	585.8	612.8
Current portion of long-term debt	747.2	248.1

Total current liabilities	1,945.0	1,408.9
Long-term debt	2,084.4	2,703.7
Deferred tax liabilities	57.1	55.1
Other long-term liabilities	225.1	226.4

Total liabilities	4,311.6	4,394.1

Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 and 1,250,000,000 shares authorized, 554,961,297 and 551,873,115 issued, 427,459,255 and 425,118,194 outstanding, respectively)	5.5	5.5
Additional paid-in capital	3,615.5	3,593.5
Accumulated other comprehensive loss	(34.4)	(40.6)
Accumulated earnings	491.7	351.5
Less: Treasury stock, at cost: 127,502,042 and 126,754,921 shares, respectively	(1,149.9)	(1,131.1)

Total ON Semiconductor Corporation stockholders’ equity	2,928.4	2,778.8
Non-controlling interest in consolidated subsidiary	23.1	22.2

Total stockholders’ equity	2,951.5	2,801.0

Total liabilities and stockholders’ equity	$7,263.1	$7,195.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarter Ended
	March 30, 2018	March 31, 2017
Revenues	$1,377.6	$1,436.7
Cost of revenues (exclusive of amortization shown below)	860.2	933.6

Gross profit	517.4	503.1
Operating expenses:
Research and development	155.2	140.1
Selling and marketing	77.8	77.5
General and administrative	70.9	68.4
Amortization of acquisition-related intangible assets	27.4	29.1
Restructuring, asset impairments and other, net	0.4	0.5
Intangible asset impairment	—	4.4

Total operating expenses	331.7	320.0

Operating income	185.7	183.1

Other (expense) income, net:
Interest expense	(31.5)	(38.4)
Interest income	0.9	0.6
Loss on debt refinancing and prepayment	—	(26.2)
Licensing income	3.8	—
Other expense	(2.0)	(4.1)

Other (expense) income, net	(28.8)	(68.1)

Income before income taxes	156.9	115.0
Income tax provision	(16.4)	(36.3)

Net income	140.5	78.7
Less: Net income attributable to non-controlling interest	(0.9)	(0.5)

Net income attributable to ON Semiconductor Corporation	$139.6	$78.2

Comprehensive income, net of tax:
Net income	$140.5	$78.7

Foreign currency translation adjustments	2.4	6.3
Effects of cash flow hedges	3.8	0.8

Other comprehensive income, net of tax of $1.0 and $0.6, respectively	6.2	7.1

Comprehensive income	146.7	85.8
Comprehensive income attributable to non-controlling interest	(0.9)	(0.5)

Comprehensive income attributable to ON Semiconductor Corporation	$145.8	$85.3

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.33	$0.19

Diluted	$0.31	$0.18

Weighted-average common shares outstanding:
Basic	425.9	419.8

Diluted	444.2	425.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$140.5	$78.7
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	119.9	114.3
Loss on sale or disposal of fixed assets	1.3	2.9
Loss on debt refinancing and prepayment	—	26.2
Amortization of debt discount and issuance costs	3.3	4.5
Payments for term debt modification	—	(2.4)
Write-down of excess inventories	9.4	14.2
Non-cash share-based compensation expense	18.4	15.1
Non-cash interest on convertible notes	8.7	4.7
Non-cash intangible asset impairment charges	—	4.4
Change in deferred taxes	7.5	36.2
Other	(1.2)	1.5
Changes in assets and liabilities:
Receivables	(24.4)	(45.2)
Inventories	(73.3)	4.9
Other assets	(1.4)	(17.7)
Accounts payable	24.4	9.2
Accrued expenses	(9.5)	63.1
Deferred income on sales to distributors	—	(107.3)
Other long-term liabilities	2.9	1.2

Net cash provided by operating activities	226.5	208.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(99.5)	(52.7)
Proceeds from sales of property, plant and equipment	5.6	0.2
Deposits made for purchases of property, plant and equipment	(11.6)	(0.2)
Purchase of business, net of cash acquired	—	(0.8)
Purchases of held-to-maturity securities	—	(1.6)

Net cash used in investing activities	(105.5)	(55.1)

Cash flows from financing activities:
Proceeds from issuance of common stock under the ESPP	—	5.9
Proceeds from exercise of stock options	3.6	7.5
Payments of tax withholding for restricted shares	(18.8)	(13.0)
Repurchase of common stock	—	(25.0)
Proceeds from debt issuance	5.3	689.0
Repayment of long-term debt	(135.9)	(1,054.4)
Purchase of convertible note hedges	—	(144.7)
Proceeds from issuance of warrants	—	85.2
Payment of capital lease obligations	(1.1)	(5.4)

Net cash used in financing activities	(146.9)	(454.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.6	2.3

Net decrease in cash, cash equivalents and restricted cash	(24.3)	(299.2)
Cash, cash equivalents and restricted cash, beginning of period (Note 15)	966.6	1,045.8

Cash, cash equivalents and restricted cash, end of period (Note 15)	$942.3	$746.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2018 having ended on March 30, 2018, and each fiscal year ending on December 31. The quarters ended March 30, 2018 and March 31, 2017 contained 89 and 90 days, respectively. As of March 30, 2018, the Company was organized into the following three operating and reporting segments: Power Solutions Group, Analog Solutions Group and Image Sensor Group. Additional details on the Company’s reportable segments are included in Note 2: ‘‘Revenue and Segment Information.’’

The accompanying unaudited financial statements as of and for the quarter ended March 30, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018 (the “2017 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Adoption of New Revenue Standard

On January 1, 2018, as required, the Company adopted ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), ASU No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU 2016-20”) (collectively “the New Revenue Standard”). To conform to the New Revenue Standard, the Company modified its revenue recognition policy as described below. See Note 3: “Recent Accounting Pronouncements” for more information.

Change in Accounting Policy

On January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective method, applying the guidance to all open contracts and recognized the cumulative effect adjustment of $2.1 million to retained earnings and accrued expenses as of that date. The comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. The Company applied the practical expedient and has not disclosed the revenue allocated to future shipments of partially completed contracts.

Substantially all of the Company’s revenue continues to be recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Under the New Revenue Standard, revenue from certain product development agreements which were previously deferred as delivered, are now recognized over time.

During the quarter ended March 30, 2018, revenue increased by $1.8 million due to the impact of the adoption of the New Revenue Standard.

Revenue Recognition Policy

In anticipation of the adoption of the New Revenue Standard, during the quarter ended March 31, 2017, the Company developed its internal systems, processes and controls to enable it to make the estimates required by the New Revenue Standard on sales to its distributors, and was able to reliably estimate upfront the effects of returns and allowances and record revenues at the time of sales to these distributors. As a result of this change, the Company recognized an additional $155.1 million in revenue during the first quarter of 2017, which resulted in an increase of $59.0 million to income before income taxes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company generates revenue from sales of its semiconductor products to OEMs, electronic manufacturing service providers and distributors. The Company also generates revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. The Company recognizes revenue when it satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. For sales agreements, the Company has identified the promise to transfer products, each of which are distinct, to be the performance obligation. For product development agreements, the Company has identified the completion of a service defined in the agreement to be the performance obligation. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied. Substantially all of the Company’s revenue is recognized at the time control of the products transfers to the customer.

Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty and supply, but typically do not require minimum purchase commitments. In the absence of a sales agreement, the Company’s standard terms and conditions apply. The Company considers the customer purchase orders, governed by sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company evaluates certain factors including the customer’s ability to pay (or credit risk).

Most of the Company’s OEM customers negotiate pricing terms on an annual basis, while the electronic manufacturer service providers and distributors generally negotiate pricing terms on a quarterly basis. Pricing terms on product development agreements are negotiated at the beginning of a project. The Company allocates the transaction price to each distinct product based on its relative stand-alone selling price.

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products, referred to as stock rotation. Sales to distributors can also be subject to price adjustment on certain products, primarily for distributors with ship and credit rights. Although payment terms vary, most distributor agreements require payment within 30 days. In addition, the Company offers cash discounts to certain customers for payments received within an agreed upon time, generally ten days after shipment.

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are consumed. The Company recognizes revenue from product development agreements over time based on the cost-to-cost method. Revenue recognized during the quarter ended March 30, 2018 for sales agreements was $1,372.8 million and for product development agreements was $4.8 million. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenues are recognized, and are netted against revenues. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company reviews warranty and related claims activity and records provisions, as necessary. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenues, based on the experience with each customer.

Frequently, the Company receives orders with multiple delivery dates that may extend across reporting periods. Since each delivery constitutes a performance obligation, the Company allocates the transaction price of the contract to each performance obligation based on the stand-alone selling price of the products. The Company invoices the customer for each delivery upon shipment and recognizes revenues in accordance with delivery terms. As scheduled delivery dates are within one year, revenue allocated to future shipments of partially completed contracts are not disclosed.

The Company has elected to record freight and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and include it in cost of revenues. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenues) in the Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends for a period of two years from the date of delivery, except in the case of Image Sensor products, which are warrantied for one year from the date of delivery. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales, and records them as a component of the cost of revenues

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and estimates of amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and indefinite-lived intangible assets and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets, evaluations of uncertain tax positions and the impact of U.S. tax reform; and (vii) estimates and assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

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

Historically, the majority of the Company’s Japanese subsidiaries utilized Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenues and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Income. As a result of an analysis which took into account the economic indicators of these subsidiaries from a long-term perspective, the Company changed the functional currency for some of these subsidiaries from Japanese Yen to U.S. dollars from January 1, 2018.

Note 2:    Revenue and Segment Information

The Company is organized into three reportable segments consisting of the Power Solutions Group, the Analog Solutions Group and the Image Sensor Group. Each of the Company’s major product lines has been examined and assigned to a reportable segment based on the Company’s operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and as such are used to evaluate progress of major initiatives and allocation of resources.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The following table disaggregates the Company’s segment revenue into geographic locations and sales channels (in millions):

	Reportable Segments
	Quarter Ended March 30, 2018
	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
Geographic Location
United States	$94.5	$78.2	$26.5	$199.2
United Kingdom	118.6	79.1	35.9	233.6
Hong Kong	205.2	122.5	33.2	360.9
Singapore	228.4	161.2	43.3	432.9
Other	45.9	55.2	49.9	151.0

Total	$692.6	$496.2	$188.8	$1,377.6

Sales Channel
OEM	$198.1	$207.6	$64.5	$470.2
Distributor	452.6	254.1	114.9	821.6
Electronic Manufacturing Service Provider	41.9	34.5	9.4	85.8

Total	$692.6	$496.2	$188.8	$1,377.6

Revenues and gross profit for the Company’s reportable segments were as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Image Sensor Group	Total
For the quarter ended March 30, 2018:
Revenues from external customers	$692.6	$496.2	$188.8	$1,377.6
Gross profit	$239.2	$206.8	$81.7	$527.7
For the quarter ended March 31, 2017:
Revenues from external customers	$743.8	$503.6	$189.3	$1,436.7
Gross profit	$244.0	$209.3	$67.4	$520.7

Gross profit shown above and below is exclusive of the amortization of acquisition-related intangible assets. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017
Gross profit for reportable segments	$527.7	$520.7
Less: unallocated manufacturing costs	(10.3)	(17.6)

Consolidated gross profit	$517.4	$503.1

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	March 30, 2018	December 31, 2017
United States	$546.9	$547.9
Korea	392.8	380.5
Malaysia	229.1	230.0
Philippines	456.0	439.5
China	255.1	246.0
Other	456.5	435.2

	$2,336.4	$2,279.1

For the quarters ended March 30, 2018 and March 31, 2017, no single customer, including any distributor, accounted for 10% or more of the Company’s total consolidated revenues.

Note 3:	Recent Accounting Pronouncements

ASUs Adopted:

New Revenue Standard

The Company adopted the New Revenue Standard on a modified retrospective basis on January 1, 2018. The cumulative-effect adjustment related to the timing of revenue recognition on certain product development agreements recorded to beginning retained earnings as of January 1, 2018 was $2.1 million. The Company expects the ongoing impact of the New Revenue Standard to be immaterial to the consolidated financial statements.

ASU No. 2017-09 - Scope of Modification Accounting (“ASU 2017-09”)

In May 2017, the FASB issued ASU No. 2017-09 to reduce diversity in practice and provide clarity regarding existing guidance in ASC 718, “Stock Compensation.” The amendments clarify that an entity should apply modification accounting in response to a change in the terms and conditions of an entity’s share-based payment awards unless three newly specified criteria are met. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2017-09 during the first quarter of 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU No 2017-07 - Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits, and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on the current period or prior period consolidated financial statements. See Note 6: “Balance Sheet Information” for further information on the adoption of ASU 2017-07.

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on the current period or prior period consolidated financial statements. See Note 15: “Supplemental Disclosures” for further information on the adoption of ASU 2016-18.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”)

In October 2016, the FASB issued ASU 2016-16, which eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-16 during the first quarter of 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

ASU No. 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”)

In August 2016, the FASB issued ASU 2016-15, which changes how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-15 during the first quarter of 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.

ASUs Pending Adoption:

ASU No. 2017-12 - Derivatives and Hedging (topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”)

In August 2017, the FASB issued ASU No. 2017-12 to better align hedge accounting with risk management strategies, and as a result, more hedging strategies will be eligible for hedge accounting. Public business entities will have until the end of the first quarter in which a hedge is designated to perform an initial assessment of a hedge’s effectiveness. After initial qualification, the new guidance permits a qualitative effectiveness assessment for certain hedges instead of a quantitative test if the company can reasonably support an expectation of high effectiveness throughout the term of the hedge. An initial quantitative test to establish that the hedge relationship is highly effective is still required. The amendments are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2017-12 will have a material impact on its consolidated financial statements.

ASU No. 2016-02 - Leases (Topic 842) (“ASU 2016-02”)

In February 2016, the FASB issued ASU 2016-02, which amends the accounting treatment for leases. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of this standard will result in a significant component of the Company’s future minimum lease obligations as disclosed in Note 10: “Commitments and Contingencies” to be included on its Consolidated Balance Sheets. The Company is currently reviewing its service agreements and other arrangements to evaluate whether they meet the definition of a lease under ASU 2016-02 and what additional impact that the adoption of ASU 2016-02 may have on its consolidated financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 4:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by reportable segment (in millions):

	As of March 30, 2018			As of December 31, 2017
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Reportable Segment:
Power Solutions Group	$432.2	$(28.6)	$403.6	$432.2	$(28.6)	$403.6
Analog Solutions Group	836.7	(418.9)	417.8	836.7	(418.9)	417.8
Image Sensor Group	95.5	—	95.5	95.5	—	95.5

	$1,364.4	$(447.5)	$916.9	$1,364.4	$(447.5)	$916.9

There was no change in the balance of goodwill between December 31, 2017 and March 30, 2018.

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a “triggering event”) would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events through March 30, 2018 that would require an interim impairment analysis.

Intangible Assets

Intangible assets, net, were as follows (in millions):

	As of March 30, 2018
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(12.0)	$(0.4)	$1.5
Customer relationships	555.9	(336.1)	(20.1)	199.7
Patents	43.7	(27.1)	(13.7)	2.9
Developed technology	657.6	(297.2)	(2.6)	357.8
Trademarks	17.2	(12.6)	(1.1)	3.5
Backlog	3.3	(3.3)	—	—
Favorable Leases	1.7	(1.7)	—	—
IPRD	54.5	—	(19.0)	35.5

Total intangibles	$1,347.8	$(690.0)	$(56.9)	$600.9

	As of December 31, 2017
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Intellectual property	$13.9	$(11.8)	$(0.4)	$1.7
Customer relationships	555.9	(328.5)	(20.1)	207.3
Patents	43.7	(26.8)	(13.7)	3.2
Developed technology	657.6	(278.2)	(2.6)	376.8
Trademarks	17.2	(12.4)	(1.1)	3.7
Backlog	3.3	(3.3)	—	—
Favorable Leases	1.7	(1.6)	—	0.1
IPRD	54.5	—	(19.0)	35.5

Total intangibles	$1,347.8	$(662.6)	$(56.9)	$628.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amortization expense for acquisition-related intangible assets amounted to $27.4 million and $29.1 million for the quarters ended March 30, 2018 and March 31, 2017, respectively. Amortization expense for intangible assets, with the exception of the $35.5 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for remainder of 2018, each of the next four years, and thereafter (in millions):

Period	Amortization Expense
Remainder of 2018	$81.7
2019	99.8
2020	84.9
2021	70.0
2022	57.9
Thereafter	171.1

Total amortization expense	$565.4

Note 5:	Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company’s Consolidated Statements of Operations and Comprehensive Income is as follows (in millions):

	Restructuring	Asset Impairments	Other (1)	Total
Quarter ended March 30, 2018
Other	—	—	0.4	0.4

Total	$—	$—	$0.4	$0.4

(1)	Includes amounts related to immaterial adjustments which are not considered to be significant.

A summary of changes in accrued restructuring charges are as follows (in millions):

	As of December 31, 2017	Charges	Usage	As of March 30, 2018
Employee separation charges	$1.9	$0.4	$(1.2)	$1.1
Costs to exit	0.2	—	—	0.2

Total	$2.1	$0.4	$(1.2)	$1.3

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:	Balance Sheet Information

Certain significant amounts included in the Company’s Consolidated Balance Sheets consist of the following (in millions):

	As of
	March 30, 2018	December 31, 2017
Receivables, net:
Accounts receivable	$700.3	$704.2
Less: Allowance for doubtful accounts	(3.4)	(2.7)

	$696.9	$701.5

Inventories:
Raw materials	$119.9	$117.7
Work in process	711.9	660.8
Finished goods	328.2	311.0

	$1,160.0	$1,089.5

Property, plant and equipment, net:
Land	$148.5	$148.4
Buildings	751.7	744.0
Machinery and equipment	3,582.7	3,454.6

Total property, plant and equipment	4,482.9	4,347.0
Less: Accumulated depreciation	(2,146.5)	(2,067.9)

	$2,336.4	$2,279.1

Accrued expenses:
Accrued payroll and related benefits	$174.3	$201.8
Sales related reserves	284.4	280.0
Income taxes payable	13.6	29.9
Other	113.5	101.1

	$585.8	$612.8

Assets classified as held-for-sale, consisting of properties, are required to be recorded at the lower of carrying value or fair value less costs to sell. The carrying value of these assets as of March 30, 2018 and December 31, 2017 was $1.4 million and $5.3 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheets. The Company sold the assets held-for-sale at December 31, 2017 in January 2018 for $5.5 million.

Warranty Reserves

The activity related to the Company’s warranty reserves was as follows (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017
Beginning Balance	$8.0	$8.8
Provision	(0.4)	0.8
Usage	(0.2)	(1.8)

Ending Balance	$7.4	$7.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 30, 2018, the total accrued pension liability for underfunded plans was $115.0 million, of which the current portion of $0.3 million was classified as accrued expenses. As of December 31, 2017, the total accrued pension liability for underfunded plans was $109.3 million, of which the current portion of $0.2 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense are as follows (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017
Service cost	$2.5	$2.3
Interest cost	1.2	1.0
Expected return on plan assets	(1.6)	(1.3)

Total net periodic pension cost	$2.1	$2.0

With the retrospective adoption of ASU 2017-07, service cost component is included in operating income while the other components, including interest cost and expected return on plan assets, are reported separately outside of operating income. The Company utilized the practical expedient to estimate the amounts for the comparative periods using the information previously disclosed in the notes to the consolidated financial statements in the 2017 Form 10-K. The service cost is allocated between the cost of revenues, research and development, selling and marketing and general and administrative line items, while the other components are included in other expense in the Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:	Long-Term Debt

The Company’s long-term debt consists of the following (annualized interest rates, in millions):

	As of
	March 30, 2018	December 31, 2017
Amended Credit Agreement:
Revolving Credit Facility due 2021, interest payable monthly at 3.38% and 3.07%, respectively	$400.0	$400.0
Term Loan “B” Facility due 2023, interest payable monthly at 3.88% and 3.57%, respectively	1,204.5	1,204.5
1.00% Notes due 2020 (1)	690.0	690.0
1.625% Notes due 2023 (2)	575.0	575.0
Note payable to SMBC due 2016 through 2018, interest payable quarterly at 0% and 3.09%, respectively (3)	—	122.7
U.S. real estate mortgages payable monthly through 2019 at an average rate of 3.12% and 3.12%, respectively (4)	33.1	34.2
Philippine term loans due 2017 through 2020, interest payable quarterly at 4.15% and 3.73%, respectively (7)	29.4	32.4
Loan with Singapore bank, interest payable weekly at 3.13% and 2.80%, respectively (6) (10)	25.0	25.0
Loan with Hong Kong bank, interest payable weekly at 3.13% and 2.78%, respectively (6) (10)	25.0	25.0
Malaysia revolving line of credit, interest payable quarterly at 3.76% and 3.14%, respectively (7) (10)	25.0	25.0
Vietnam revolving line of credit, interest payable quarterly at an average rate of 3.14% and 2.88%, respectively (7) (10)	22.5	24.9
Loan with Philippine bank due 2017 through 2019, interest payable quarterly at 4.78% and 4.20%, respectively (5)	8.2	9.4
Loan with Japanese bank due 2017 through 2020, interest payable quarterly at 1.10% (7)	2.6	2.7
Capital lease obligations	3.2	4.2

Gross long-term debt, including current maturities	3,043.5	3,175.0
Less: Debt discount (8)	(169.5)	(178.8)
Less: Debt issuance costs (9)	(42.4)	(44.4)

Net long-term debt, including current maturities	2,831.6	2,951.8
Less: Current maturities	(747.2)	(248.1)

Net long-term debt	2,084.4	2,703.7

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)	Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)	This loan represented SCI LLC’s non-collateralized loan with SMBC, which was guaranteed by the Company.
(4)	Debt arrangement collateralized by real estate, including certain of the Company’s facilities in California, Oregon and Idaho.
(5)	Debt collateralized by equipment.
(6)	Debt arrangement collateralized by certain accounts receivable.
(7)	Non-collateralized debt arrangement.
(8)

Debt discount of $57.0 million and $61.9 million for the 1.00% Notes, $100.5 million and $104.3 million for the 1.625% Notes and $12.0 million and $12.5 million for the Term Loan “B” Facility as of March 30, 2018 and December 31, 2017, respectively.

(9)

Debt issuance costs of $8.0 million and $8.6 million for the 1.00% Notes, $9.6 million and $10.0 million for the 1.625% Notes and $24.8 million and $25.8 million for the Term Loan “B” Facility as of March 30, 2018 and December 31, 2017, respectively.

(10)	The Company has historically renewed these arrangements annually.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt (including current maturities) as of March 30, 2018 are as follows (in millions):

Period	Expected Maturities
Remainder of 2018	$806.4
2019	47.7
2020	9.8
2021	400.0
2022	—
Thereafter	1,779.6

Total	$3,043.5

1.00% Notes due 2020

On June 8, 2015, the Company completed a private placement of $690.0 million of its 1.00% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 1.00% Notes are governed by an indenture between the Company, as the issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the “1.00% Indenture”). The 1.00% Notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 54.0643 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $18.50 per share of common stock. The Company will settle conversion of all 1.00% Notes validly tendered for conversion in cash, shares of the Company’s common stock or a combination of cash and shares to be determined by the Company. Holders may convert their 1.00% Notes only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2015, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business-day period immediately following any five consecutive trading-day period in which the trading price per $1,000 principal amount of 1.00% Notes for each day of such period was less than 98% of the product of the closing sale price of the Company’s common stock and the conversion rate; (iii) upon occurrence of the specified transactions described in the 1.00% Indenture; or (iv) on and after September 1, 2020 (each considered a “trigger”). Upon conversion of the 1.00% Notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2018 was greater than or equal to $24.05 (130% of the conversion price) on each applicable trading day. As a result, the Company recorded the outstanding balance, net of discount, of $625.0 million of the 1.00% Notes as a current portion of long-term debt as of March 30, 2018, and as required by the 1.00% Indenture, gave notice to the trustee, the conversion agent and each holder on March 29, 2018 that each holder has the right to surrender any portion of its 1.00% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2018 (and only during such calendar quarter unless the trigger remains) pursuant to the terms of the 1.00% Indenture.

Note Payable to SMBC

On January 31, 2013, the Company amended and restated its seven-year, non-collateralized loan obligation with SANYO Electric. In connection with the amendment and restatement of the loan agreement, SANYO Electric assigned all of its rights under the loan agreement to SMBC. The loan had an original principal amount of approximately $377.5 million and had a principal balance of $122.7 million as of December 31, 2017. The entire balance was repaid on the due date of January 2, 2018.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:	Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarter Ended
	March 30, 2018	March 31, 2017
Net income attributable to ON Semiconductor Corporation	$139.6	$78.2

Basic weighted-average common shares outstanding	425.9	419.8
Dilutive effect of share-based awards	5.7	6.0
Dilutive effect of convertible notes	12.6	—

Diluted weighted-average common shares outstanding	444.2	425.8

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.33	$0.19

Diluted	$0.31	$0.18

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

The number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive shares subject to share-based awards was 0.5 million and 0.9 million for the quarters ended March 30, 2018 and March 31, 2017, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements prescribed by ASC Topic 260, Earnings Per Share. Under the net share settlement calculation, the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. A dilutive effect occurs when the stock price exceeds the conversion price for each series of the convertible notes. During the quarter ended March 30, 2018, the average share price exceeded the conversion price for both the 1.00% Notes and the 1.625% Notes and the impact of the excess over par value is included in calculating the dilutive effect of the convertible notes. In periods when the share price is lower than the conversion price, the impact is anti-dilutive and therefore has no impact on the Company’s earnings per share calculations. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share, with respect to the 1.00% Notes, or $30.70 per share, with respect to the 1.625% Notes, for a reporting period, the Company will also include the effect of the additional potential shares, using the treasury stock method, that may be issued related to the warrants that were issued concurrently with the issuance of the 1.00% Notes and 1.625% Notes, respectively. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes and 1.625% Notes, respectively, when the stock price is above $18.50 per share, with respect to the 1.00% Notes, and $20.72 per share, with respect to the 1.625% Notes.

Equity

Share Repurchase Program

There were no repurchases of the Company’s common stock under the share repurchase program during the quarters ended March 30, 2018 and March 31, 2017.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

due are withheld by the Company upon the vesting of RSUs to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amounts remitted for the quarter ended March 30, 2018 was $18.8 million, for which the Company withheld 0.7 million shares of common stock that were underlying the RSUs that vested. The amount remitted for the quarter ended March 31, 2017 was $13.0 million, for which the Company withheld approximately 0.9 million shares of common stock that were underlying the RSUs that vested. None of these shares had been reissued or retired as of March 30, 2018, but may be reissued or retired by the Company at a later date. These repurchases do not count against the Company’s share repurchase program.

Non-Controlling Interest

The Company’s entity which operates assembly and test operations in Leshan, China is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which the Company owns a majority of the outstanding equity interests (“Leshan”). The Company owns 80% of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

At December 31, 2017, the non-controlling interest balance was $22.2 million. This balance increased to $23.1 million as of March 30, 2018, resulting from the non-controlling interest’s $0.9 million share of the earnings for the quarter ended March 30, 2018.

Note 9:	Share-Based Compensation

Total share-based compensation expense related to the Company’s stock options, RSUs, stock grant awards and ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017
Cost of revenues	$1.6	$1.5
Research and development	3.2	2.9
Selling and marketing	3.2	2.8
General and administrative	10.4	7.9

Share-based compensation expense before income taxes	$18.4	$15.1
Related income tax benefits (1)	3.9	5.3

Share-based compensation expense, net of taxes	$14.5	$9.8

(1)	Tax benefit calculated using the federal statutory rate of 21% and 35% for the quarters ended March 30, 2018 and March 31, 2017, respectively.

At March 30, 2018, total unrecognized estimated share-based compensation expense, net of estimated forfeitures, related to non-vested stock options was less than $0.1 million, which is expected to be recognized over a weighted-average period of 4 months. At March 30, 2018, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with time-based service conditions and performance-based vesting criteria was $130.9 million, which is expected to be recognized over a weighted-average period of 1.98 years. The total intrinsic value of stock options exercised during the quarter ended March 30, 2018 was $9.4 million. The Company received cash of $3.6 million for the quarter ended March 30, 2018 from the exercise of stock options. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-based compensation expense is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for stock options was estimated to be 11% during the quarters ended March 30, 2018 and March 31, 2017. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% during the quarters ended March 30, 2018 and March 31, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares Available

As of March 30, 2018, there was an aggregate of 34.9 million shares of common stock available for grant under the Amended and Restated SIP and 8.0 million shares available for issuance under the ESPP. As of December 31, 2017, there was an aggregate of 39.0 million shares of common stock available for grant under the Company’s Amended and Restated SIP and 8.0 million shares available for issuance under the ESPP.

Stock Options

A summary of stock option transactions for all stock option plans is as follows (in millions, except per share and contractual term data):

	Quarter Ended March 30, 2018
	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In-The-Money)
Outstanding at December 31, 2017	1.1	$6.95
Granted	—	—
Exercised	(0.6)	6.79
Canceled	—	—

Outstanding at March 30, 2018	0.5	$7.11	1.18	$9.2

Exercisable at March 30, 2018	0.5	$7.11	1.18	$9.2

All outstanding options had exercise prices below $24.46 per share, the closing price of the Company’s common stock at March 30, 2018.

Restricted Stock Units

RSUs generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. A summary of the RSU transactions for the quarter ended March 30, 2018 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2017	9.8	$12.63
Granted	2.7	24.43
Released	(2.6)	12.18
Forfeited	(0.1)	13.49

Non-vested RSUs at March 30, 2018	9.8	15.94

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 10:	Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of March 30, 2018 (in millions):

Remainder of 2018	$29.1
2019	33.8
2020	23.7
2021	19.1
2022	14.6
Thereafter	55.9

Total (1)	$176.2

(1)	Excludes $17.5 million of expected sublease income.

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona are located on property that is a “Superfund” site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Motorola and Freescale (acquired by NXP Semiconductors N.V.) have been involved in the cleanup of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter.

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

Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. (acquired by Renesas Electronics Corporation) agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility. Any costs to the Company incurred to respond to the above conditions and projects have not been, and are not expected to be, material, and any future payments the Company makes in connection with such liabilities are not expected to be material.

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 30, 2018, the Company’s Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.4 million of letters of credit outstanding under the Revolving Credit Facility as of March 30, 2018, which reduces the Company’s borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.4 million as of March 30, 2018.

As part of obtaining financing in the ordinary course of business, the Company has issued guarantees related to certain of its capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $113.9 million as of March 30, 2018.

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

The agreement and plan of merger relating to the acquisition of Fairchild (the “Fairchild Agreement”) provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, the Company has agreed that, for no fewer than six years following the Fairchild acquisition, the Company will: (a) indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition; (b) maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition; and (c) subject to certain qualifications, provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

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

Patent Litigation with Power Integrations, Inc.

There are eight outstanding civil litigation proceedings with Power Integrations, Inc. (“PI”), five of which were pending between PI and various Fairchild entities (including Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild (Taiwan) Corporation, f/k/a System General Corporation (collectively referred to in this sub-section as “Fairchild”)), prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also over two dozen outstanding administrative proceedings between the parties at the USPTO in which each party is challenging the validity of the other party’s patents.

The outcome of any litigation is inherently uncertain and difficult to predict. Any estimate or statement regarding any reserve or the estimated range of possible losses is made solely in compliance with applicable GAAP requirements, and is not a statement or admission that the Company is or should be liable in any amount, or that any arguments, motions or appeals before any Court lack merit or are subject to impeachment. To the contrary, the Company believes that it has significant and meritorious grounds for judgment in its favor with respect to all of the PI cases and that the Company’s appeals or motions currently pending at the district court level will significantly reduce or eliminate all prior adverse jury verdicts. Subject to the foregoing, as of the date of the filing of this Form 10-Q, the Company estimates its range of possible losses for all PI cases to be between approximately $4.0 million and $20.0 million in the aggregate.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed U.S. patents owned by PI. The lawsuit sought a permanent injunction as well as money damages for Fairchild’s alleged infringement. In October 2006, a jury returned a willful infringement verdict and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated substantially all of the damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States later denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $750,000 worth of sales and imports of affected products and to re-assess its finding that the infringement was willful. In December 2017, the lower court reinstated the willfulness finding, but has since stayed resolution of the other outstanding issues, including damages, pending a Supreme Court decision in a separate matter that is expected in the summer of 2018.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain other PWM products infringed several U.S. patents owned by PI. On October 14, 2008, Fairchild filed a patent infringement lawsuit against PI in

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

the U.S. District Court for the District of Delaware, alleging that certain PI products infringed U.S. patents owned by Fairchild. Each lawsuit included claims for money damages and a request for a permanent injunction. These two lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild and upheld the validity of both of the Fairchild patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents, and the court entered a permanent injunction against Fairchild. Willfulness and damages were not considered in the April 2012 trial, but were reserved for subsequent proceedings. Fairchild and PI appealed the liability phase of this litigation to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild patent and remanded the case back to the lower court for further proceedings consistent with these rulings.

The Company is preparing for a trial later this year at which willfulness, inducement and money damages are expected to be addressed.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. During the initial trial on this matter in 2014, a jury found that Fairchild willfully infringed two PI patents, awarded PI $105.0 million in damages and found that PI did not infringe any Fairchild patent. In September 2014, the court granted a motion filed by Fairchild that sought to set aside the jury’s determination that it acted willfully, and held that, as a matter of law, Fairchild’s actions were not willful. In November 2014, in response to another post-trial motion filed by Fairchild, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. The second damages trial was held in December 2015, in which a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the second damages verdict, but the court ruled against Fairchild on these motions and awarded PI approximately $7.0 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court to reinstate the jury’s willfulness finding and sought enhanced damages and attorneys’ fees. On January 23, 2017, the court reinstated the jury’s willful infringement finding, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company has filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit with respect to the current damages award as well as the 2014 verdict finding that PI’s patents were infringed and valid. The appeal briefing is complete, and oral argument was held on April 2, 2018, with a decision expected later this year. Separately, on May 26, 2017, the district court ordered Fairchild to obtain a bond for the judgment pending appeal, and on June 22, 2017, the district court accepted Fairchild’s bond and stayed execution of judgment. All claims of the two PI patents found to be infringed by Fairchild and that support the damages verdict have since been determined to be unpatentable in several inter partes review administrative proceedings described below. The impact of the USPTO’s unpatentability determinations on the district court judgment is uncertain at this stage of the proceedings.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware, and alleged that various PI products infringe Fairchild’s U.S. patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, and PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In that trial, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the district court vacated the jury’s finding that PI infringed Fairchild’s patent. The court has tentatively scheduled a trial for November 2018 to resolve minor outstanding issues before final judgment can be entered.

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

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 5:16-cv-06371-BLF and 5:17-cv-03189): On August 11, 2016, ON Semiconductor Corporation and SCILLC (collectively referred to in this sub-section as “ON Semi”) filed a lawsuit against PI in the U.S. District Court for the District of Arizona, alleging that PI infringed six patents and seeking a permanent injunction and money damages for the alleged infringement. The lawsuit also sought a claim for a declaratory judgment that ON Semi does not infringe several of PI’s patents. Rather than responding to ON Semi’s lawsuit in Arizona, PI filed a separate lawsuit in the U.S. District Court for the Northern District of California in November 2016, alleging that ON Semi infringes six PI patents, including two of the three PI patents in ON Semi’s declaratory judgment claims from Arizona. PI also moved the Arizona court to dismiss ON Semi’s lawsuit, or in the alternative to transfer the lawsuit to California. Following various procedural motions, ON Semi’s Arizona action has been transferred to the U.S. District Court for the Northern District of California and consolidated with PI’s November 2016 lawsuit, in which PI has subsequently asserted a claim for infringement on the last of the three PI patents in ON Semi’s original declaratory judgment claims. The lawsuit is in its early stages, but the parties have begun to engage in discovery, with substantive developments expected throughout the course of 2018.

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

Semiconductor Components Industries, LLC v. Power Integrations, Inc. (November 2017, Taiwan Intellectual Property Court, 106-Ming-min-bu-Tzu-238): In November 2017, Semiconductor Components Industries, LLC filed a lawsuit against PI in Taiwan alleging infringement by PI of certain of ON Semi’s Taiwanese patents. The lawsuit is in its early stages.

Administrative Challenges to PI’s Patents

In addition to the eight court proceedings described above, there are presently two dozen pending inter partes review administrative proceedings between PI and ON Semi/Fairchild. Each of these administrative proceedings seeks to invalidate certain claims asserted in the various court proceedings. For the two proceedings filed by ON Semi involving claims asserted in the case filed in 2009 in the Northern District of California, the USPTO has issued a Final Written Decision finding that all of the claims challenged in those proceedings are unpatentable, and PI recently filed a notice of appeal for those decisions. The USPTO has also issued Final Written Decisions in seven additional proceedings in ON Semiconductor’s favor. In three other of the proceedings, initiated by PI, the USPTO has instituted a review of three ON Semi patents that are being asserted against PI, but the USPTO has not rendered a Final Written Decision in any of those three cases. All of the other proceedings remain pending, with further developments expected during 2018.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017. On December 27, 2017, the Court rendered a verdict in favor of the Fairchild defendants on the remaining implied warranty claims. On January 24, 2018, Acbel filed a notice of appeal. On February 6, 2018, Fairchild filed notice of a cross appeal.

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

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

		Fair Value Hierarchy
Description	As of March 30, 2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$14.5	$14.5	$—	$—
Money market funds	0.4	0.4	—	—

During the quarter ended March 30, 2018, the Company reduced the contingent consideration payable relating to the second earn-out for the AXSEM acquisition to zero due to a revision in the Company’s expectations regarding the likelihood that the earn-out would be achieved. The gain was recorded in other expense in the Consolidated Statements of Operations and Comprehensive Income.

		Fair Value Hierarchy
Description	As of December 31, 2017	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$71.7	$71.7	$—	$—
Money market funds	0.2	0.2	—	—
Liabilities:
Contingent consideration	$2.3	$—	$—	$2.3

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) are as follows (in millions):

	As of March 30, 2018		As of December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,089.9	$1,749.0	$1,080.1	$1,596.7
Long-term debt	$1,705.6	$1,700.9	$1,833.2	$1,845.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The fair value of the Company’s 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at March 30, 2018 and December 31, 2017.

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

The Company’s cost method investments had a carrying value of $12.6 million as of March 30, 2018 and December 31, 2017. See Note 16: “Subsequent Events” for further information.

Note 12:	Financial Instruments

Foreign Currencies

As a multinational business, the Company’s transactions are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures and entering into trades for any currency to intentionally increase the underlying exposure.

The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes.

As of March 30, 2018 and December 31, 2017, the Company had net outstanding foreign exchange contracts with notional amounts of $115.6 million and $130.5 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. dollars (in millions):

	As of March 30, 2018		As of December 31, 2017
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$(29.0)	$29.0	$(22.9)	$22.9
Japanese Yen	(15.9)	15.9	(40.0)	40.0
Philippine Peso	28.9	28.9	26.4	26.4
Other Currencies - Buy	35.4	35.4	30.9	30.9
Other Currencies - Sell	(6.4)	6.4	(10.3)	10.3

	$13.0	$115.6	$(15.9)	$130.5

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheet. For the quarters ended March 30, 2018 and March 31, 2017, realized and unrealized foreign currency transactions totaled a $4.4 million loss and a $2.3 million loss, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

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

To partially offset the variability of future interest payments on the outstanding Term Loan “B” Facility arising from changes in LIBOR rates, on January 11, 2017, the Company entered into interest rate swap agreements with three financial institutions for notional amounts totaling $500.0 million (effective as of January 11, 2017), $750.0 million (effective as of December 29, 2017) and $1.0 billion (effective as of December 31, 2018) with expiry dates of December 29, 2017, December 31, 2018 and December 31, 2019, respectively. These agreements effectively hedge some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company performed effectiveness assessments, and concluded that there is no ineffectiveness during the quarters ended March 30, 2018 and March 31, 2017.

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

For the quarters ended March 30, 2018 and March 31, 2017, the Company recorded a net loss of zero associated with cash flow hedges recognized as a component of cost of revenues. The Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges as of March 30, 2018 and March 31, 2017.

See Note 14: “Changes in Accumulated Other Comprehensive Loss” for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Company’s Consolidated Statements of Operations and Comprehensive Income for the three months ended March 30, 2018.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

Other

At March 30, 2018, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to its hedge contracts fail to perform their obligations. As of March 30, 2018, the counterparties to the Company’s hedge contracts discussed above, are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company’s effective tax rate for the quarter ended March 30, 2018 was 10.5%, which differs from the U.S. federal income tax rate of 21% principally due to discrete benefits of $17.1 million relating to an increase in deferred tax assets expected to be realized in the foreseeable future due to the liquidation of a foreign subsidiary and $6.7 million relating to equity award excess tax benefits. These benefits are partially offset by foreign taxes for which the Company will not receive a U.S. tax credit as a result of U.S. tax reform and the Company’s U.S. federal net operating loss carryforwards.

In December 2017 the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of March 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, specifically as follows, the Company made a reasonable estimate of (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company recognized a provisional tax benefit of $449.9 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the quarter ended March 30, 2018, there have not been any adjustments made to these estimates. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

At March 30, 2018, the Company was not able to reasonably estimate, and therefore has not recorded, deferred taxes for the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. The Company has, however, included an estimate of the current impact of GILTI in its tax provision for 2018.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $6.4 million and $5.4 million of net interest and penalties accrued at March 30, 2018 and March 31, 2017, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $13.4 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years 2013 and prior are generally not subject to examination by the Internal Revenue Services (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for years 2012 and prior. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for years prior to 2007. The Company is currently under audit in the following significant jurisdictions: China, Malaysia, Mauritius, Singapore and Vietnam.

Note 14:	Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Foreign Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2017	$(43.2)	$2.6	$(40.6)

Other comprehensive income prior to reclassifications	2.4	3.7	6.1
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1

Net current period other comprehensive income (1)	2.4	3.8	6.2

Balance as of March 30, 2018	$(40.8)	$6.4	$(34.4)

(1)	Effects of cash flow hedges are net of tax of $1.0 million of tax expense for the quarter ended March 30, 2018.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income (net of tax of zero, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarter Ended
	March 30, 2018	March 31, 2017	Statements of Operations and Comprehensive Income Line Item
Interest rate swaps	(0.1)	0.2	Other income and expense

Total reclassifications	$(0.1)	$0.2

Note 15:	Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash activities and cash payments for interest and income taxes are as follows (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$209.1	$125.3
Cash (received) paid for:
Interest income	$(0.9)	$(0.6)
Interest expense	$16.6	$27.6
Income taxes	$19.1	$18.4

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended March 30, 2018. The following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	March 30, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Consolidated Balance Sheets:
Cash and cash equivalents	$924.9	$949.2	$728.9	$1,028.1
Restricted cash (included in other current assets)	17.4	17.4	17.7	17.7

Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$942.3	$966.6	$746.6	$1,045.8

The restricted cash balance relates to the consideration held in escrow for the Aptina acquisition to be released upon satisfaction of certain outstanding items contained in the merger agreement.

Note 16:	Subsequent Events

As announced on October 10, 2017, ON Semiconductor entered into an agreement to acquire a 30 percent incremental interest in Aizu Fujitsu Semiconductor Manufacturing Limited (“AFSM”), which operates an 8-inch wafer fabrication facility in Aizu-Wakamatsu. On April 1, 2018, (the “second closing date”), the purchase of such incremental interest for approximately $20.0 million in cash closed, resulting in a 40 percent ownership stake in AFSM by the Company. The Company previously held a 10 percent interest, which was accounted for as a cost method investment. Subject to the fulfillment of certain conditions, the Company will be required to increase its ownership to 60 percent between one and six months following the second closing date (the “third closing date”) and will be required to increase its ownership to 100 percent between nine and 18 months following the third closing date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Form 10-K), filed with the SEC on

February 21, 2018, and our unaudited consolidated financial statements for the fiscal quarter ended March 30, 2018, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of our 2017 Form 10-K.

Company Highlights for the Quarter Ended March 30, 2018

•	Total revenues of $1,377.6 million
•	Gross margin of 37.6%
•	Net income of $0.31 per diluted share
•	Cash and cash equivalents of $924.9 million

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

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 5.0% through 2020. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. We shipped approximately 17.6 billion units during the quarter ended March 30, 2018, as compared to 18.0 billion units during the quarter ended March 31, 2017. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

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

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. To the extent the proposed tariffs are imposed, we may experience a material increase in the cost of our products that we import from China. This increase might also translate into an increase in the sale prices for certain of our products, the impacts of which are currently unknown.

Results of Operations

Quarter Ended March 30, 2018 compared to the Quarter Ended March 31, 2017

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarter Ended
	March 30, 2018	March 31, 2017	Dollar Change
Revenues	$1,377.6	$1,436.7	$(59.1)
Cost of revenues (exclusive of amortization shown below)	860.2	933.6	(73.4)

Gross profit	517.4	503.1	14.3
Operating expenses:
Research and development	155.2	140.1	15.1
Selling and marketing	77.8	77.5	0.3
General and administrative	70.9	68.4	2.5
Amortization of acquisition-related intangible assets	27.4	29.1	(1.7)
Restructuring, asset impairments and other, net	0.4	0.5	(0.1)
Intangible asset impairment	—	4.4	(4.4)

Total operating expenses	331.7	320.0	11.7

Operating income	185.7	183.1	2.6

Other (expense) income, net:
Interest expense	(31.5)	(38.4)	6.9
Interest income	0.9	0.6	0.3
Licensing income	3.8	—	3.8
Loss on debt refinancing and prepayment	—	(26.2)	26.2
Other expense	(2.0)	(4.1)	2.1

Other (expense) income, net	(28.8)	(68.1)	39.3

Income before income taxes	156.9	115.0	41.9
Income tax provision	(16.4)	(36.3)	19.9

Net income	140.5	78.7	61.8
Less: Net income attributable to non-controlling interest	(0.9)	(0.5)	(0.4)

Net income attributable to ON Semiconductor Corporation	$139.6	$78.2	$61.4

Revenues

During the quarter ended March 31, 2017, we were able to estimate upfront the effects of returns and allowances and record revenue at the time of sales to our distributors. This change, resulted in us recognizing an additional $155.1 million in revenue during the first quarter of 2017, which resulted in an increase of $59.0 million to gross profit and income before income taxes. The impact of this change is reflected in the discussion below.

Revenues were $1,377.6 million and $1,436.7 million for the quarters ended March 30, 2018 and March 31, 2017, respectively, representing a decrease of $59.1 million, or approximately 4%. Excluding the one-time impact of the change in revenue recognition on distributor sales for the quarter ended March 31, 2017 amounting to $155.1 million, revenue increased by $96.0 million, or approximately 7%.

Revenues by reportable segment were as follows (dollars in millions):

	Quarter Ended March 30, 2018	As a % of Total Revenues (1)	Quarter Ended March 31, 2017	As a % of Total Revenues (1)
Power Solutions Group	$692.6	50.3%	$743.8	51.8%
Analog Solutions Group	496.2	36.0%	503.6	35.1%
Image Sensor Group	188.8	13.7%	189.3	13.2%

Total revenues	$1,377.6		$1,436.7

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenues from the Power Solutions Group decreased by $51.2 million, or approximately 7%, for the quarter ended March 30, 2018 compared to the quarter ended March 31, 2017. Excluding the one-time impact of the change in revenue recognition on distributor sales for the quarter ended March 31, 2017 amounting to $107.8 million, the revenues in our Power MOSFET division increased by $35.2 million due to better demand and the revenues in our High Power division increased by $22.5 million due to entry into new markets and better demand.

Revenues from the Analog Solutions Group decreased by $7.4 million, or approximately 1%, for the quarter ended March 30, 2018 compared to the quarter ended March 31, 2017. Excluding the one-time impact of the change in revenue recognition on distributor sales for the quarter ended March 31, 2017 amounting to $42.1 million, the revenues in our Automotive division increased by $18.4 million and the revenues in our Digital and DC/DC division increased by $18.3 million, both due to better demand in the markets served.

Revenues from the Image Sensor Group decreased by $0.5 million for the quarter ended March 30, 2018 compared to the quarter ended March 31, 2017. Excluding the one-time impact of the change in revenue recognition on distributor sales for the quarter ended March 31, 2017 amounting to $5.1 million, the revenues in our Automotive solutions division increased by $19.6 million due to better demand and was partially offset by a decrease of $12.4 million in our Consumer solutions division, primarily as a result of the exit of the Mobile CIS business.

Revenues by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, were as follows (dollars in millions):

	Quarter Ended March 30, 2018	As a % of Total Revenues (1)	Quarter Ended March 31, 2017	As a % of Total Revenues (1)
United States	$199.2	14.5%	$213.7	14.9%
United Kingdom	233.6	17.0%	162.3	11.3%
Hong Kong	360.9	26.2%	473.0	32.9%
Singapore	432.9	31.4%	344.2	24.0%
Other	151.0	11.0%	243.5	16.9%

Total	$1,377.6		$1,436.7

(1)	Certain amounts may not total due to rounding of individual amounts.

For the quarters ended March 30, 2018 and March 31, 2017, no single customer, including any distributor, accounted for 10% or more of our total consolidated revenues.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by reportable segment was as follows (dollars in millions):

	Quarter Ended March 30, 2018	As a % of Segment Revenues (1)	Quarter Ended March 31, 2017	As a % of Segment Revenues (1)
Power Solutions Group	$239.2	34.5%	$244.0	32.8%
Analog Solutions Group	206.8	41.7%	209.3	41.6%
Image Sensor Group	81.7	43.3%	67.4	35.6%

Gross profit for reportable segment	$527.7		$520.7
Unallocated manufacturing costs	(10.3)	(0.7)%	(17.6)	(1.2)%

Consolidated gross profit	$517.4	37.6%	$503.1	35.0%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $517.4 million for the quarter ended March 30, 2018 compared to $503.1 million for the quarter ended March 31, 2017. Gross profit for the quarter ended March 31, 2017 was positively impacted by $59.0 million due to a change in revenue recognition on distributor sales and negatively impacted by $9.8 million of expensing of fair market value of inventory step-up from the Fairchild acquisition. Excluding these items, gross profit increased by $63.5 million or 14.0% for the quarter ended March 30, 2018 compared to the quarter ended March 31, 2017, and is primarily due to an increase in gross profits in our Power Solutions Group and Analog Solutions Group.

Gross profit as a percentage of revenues increased to approximately 37.6% for the quarter ended March 30, 2018 from approximately 35.0% for the quarter ended March 31, 2017. The increase was primarily due to higher factory utilization and product mix.

Operating Expenses

Research and development expenses were $155.2 million for the quarter ended March 30, 2018, compared to $140.1 million for the quarter ended March 31, 2017, representing an increase of $15.1 million, or approximately 11%. This increase was primarily in the area of payroll and payroll related costs due to increased headcount.

Selling and marketing expenses were $77.8 million for the quarter ended March 30, 2018, compared to $77.5 million for the quarter ended March 31, 2017, representing an increase of $0.3 million, or approximately 0%. There were no significant changes in any of the major expense categories.

General and administrative expenses were $70.9 million for the quarter ended March 30, 2018, compared to $68.4 million in the quarter ended March 31, 2017, representing an increase of $2.5 million, or approximately 4%. There were no significant changes in any of the major expense categories.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $27.4 million and $29.1 million for the quarters ended March 30, 2018 and March 31, 2017, respectively, representing a decrease of $1.7 million, or approximately 6%. The decrease was primarily associated with the declining amortization of our Aptina intangible assets partially offset by the increased amortization for our Fairchild intangible assets.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net resulted in expense of $0.4 million for the quarter ended March 30, 2018 compared to $0.5 million for the quarter ended March 31, 2017.

Intangible Asset Impairment

Intangible assets impairment was zero for the quarter ended March 30, 2018 compared to $4.4 million for the quarter ended March 31, 2017. We did not have any intangible assets impairments for the quarter ended March 30, 2018 while in the quarter ended March 31, 2017 we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $4.4 million.

Interest Expense

Interest expense decreased by $6.9 million to $31.5 million during the quarter ended March 30, 2018 compared to $38.4 million during the quarter ended March 31, 2017 mainly due to repayments of outstanding balances. Our average gross long-term debt balance (including current maturities) for the quarter ended March 30, 2018 was $3,109.2 million at a weighted-average interest rate of approximately 4.1%, compared to $3,672.7 million at a weighted-average interest rate of approximately 4.2% for the quarter ended March 31, 2017.

Licensing Income

Licensing income was $3.8 million for the quarter ended March 30, 2018 compared to zero for the quarter ended March 31, 2017, due to payments received under various licensing agreements.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was zero for the quarter ended March 30, 2018 compared to $26.2 million for the quarter ended March 31, 2017.

During the quarter ended March 31, 2017, we had a $20.6 million loss on prepayment of a portion of the Term Loan “B” facility and $5.6 million of debt extinguishment charges related to the refinancing of the Term Loan “B” facility.

Other

Other expense decreased by $2.1 million to $2.0 million for the quarter ended March 30, 2018 compared to $4.1 million for the quarter ended March 31, 2017, primarily attributable to an adjustment to contingent consideration partially offset by fluctuations in foreign currencies against the U.S. dollar, net of the impact of our hedging activity.

Provision for Income Taxes

We recorded an income tax provision of $16.4 million and $36.3 million during the quarters ended March 30, 2018 and March 31, 2017, respectively.

The income tax provision for the quarter ended March 30, 2018 consisted of $39.9 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by discrete benefits of $17.1 million relating to an increase in deferred tax assets expected to be realized in the foreseeable future due to the liquidation of a foreign subsidiary and $6.7 million relating to equity award excess tax benefits.

The income tax provision for the quarter ended March 31, 2017 consisted of $40.8 million for income and withholding taxes of certain of our foreign and domestic operations, $0.3 million of new interest on existing reserves for uncertain tax positions in foreign taxing jurisdictions, offset by a discrete benefit of $4.8 million relating to equity award excess tax benefits.

We expect our future effective tax rate, before discrete items, to be between 23% and 27%, until we fully utilize all of our U.S. federal net operating losses. The primary difference between our estimated future effective tax rate and the federal statutory rate of 21% is due to disallowed foreign taxes for which we will not receive a U.S. tax benefit as a result of U.S. tax reform. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital, and long-term assets and liabilities.

Contractual Obligations

As of March 30, 2018, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in our 2017 Form 10-K. See Note 10: “Commitments and Contingencies” for information on operating leases and financing activities (including certain information with respect to our Revolving Credit Facility) and Note 6: “Balance Sheet Information” for information with respect to pension plan information, in each case, in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $924.9 million as of March 30, 2018. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of March 30, 2018 include approximately $221.0 million available within the United States. While we hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States through distributions from our foreign subsidiaries in order to cover our domestic needs, by utilizing existing credit facilities, or through new bank loans or debt obligations.

During the quarter ended March 30, 2018, we recorded the outstanding balance, net of discount, of $625.0 million of the 1.00% Notes as a current portion of long-term debt. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information with respect to our long-term debt.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties initiated by either our subsidiaries or us, as required for transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 30, 2018, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $0.4 million of letters of credit outstanding under our Revolving Credit Facility as of March 30, 2018. We also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility of $6.4 million as of March 30, 2018, which reduces our borrowing capacity.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $113.9 million as of March 30, 2018. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $176.2 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 7: ‘‘Long-Term Debt’’ and Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

See Note 10: “Commitments and Contingencies” in the notes to our unaudited consolidated financial statements under the heading “Legal Matters” included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business - Government Regulation” of our 2017 Form 10-K for information on certain environmental matters.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. During the quarter ended March 30, 2018, we did not complete any acquisitions or divestitures.

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

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents and existing credit facilities will be adequate to fund our operating and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the quarter ended March 30, 2018, we paid approximately $99.5 million for capital expenditures, while during the quarter ended March 31, 2017, we paid approximately $52.7 million for capital expenditures. Our current minimum capital expenditure contractual commitment for the remainder of 2018 is approximately $122.6 million. Our current minimum contractual capital expenditure commitment for 2019 and thereafter is approximately $32.8 million. Our capital expenditures have historically been approximately 6% to 7% of annual revenues, and we expect to continue to incur capital expenditures to support our business activities. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were approximately $226.5 million and approximately $208.5 million for the quarters ended March 30, 2018 and March 31, 2017, respectively. The increase of $18.0 million was primarily attributable to better results of operations and the change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents, was $97.1 million at March 30, 2018 and has fluctuated between $668.2 million and $97.1 million at the end of each of our last six fiscal quarters. Our working capital, including cash and cash equivalents was $1,022.0 million at March 30, 2018 and has fluctuated between $1,524.3 million and $1,022.0 million at the end of each of our last six fiscal quarters.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the quarter ended March 30, 2018, our working capital was most significantly impacted by the reclassification of the 1.00% Notes to current portion of long-term debt and our capital expenditures, including capital leases. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on the reclassification of the 1.00% Notes.

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

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 6: “Balance Sheet Information” and Note 13: “Income Taxes” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Debt Guarantees and Related Covenants

As of March 30, 2018, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and our other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of the Company’s existing and future senior debt and are subordinated to all of the Company’s existing and future secured debt. See Note 7: “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 1: “Background and Basis of Presentation” under the heading “Revenue Recognition Policy” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2017 Form 10-K under the heading “Critical Accounting Policies and Estimates.”

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

As of March 30, 2018, our long-term debt (including current maturities) totaled $3,043.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,051.3 million as of March 30, 2018. We do have interest rate exposure with respect to the $992.2 million balance of our variable interest rate debt outstanding as of March 30, 2018. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $5.0 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan “B” Facility.

Except as described above, our exposure to market risk from December 31, 2017 to March 30, 2018 has not changed materially from the information provided in our 2017 Form 10-K.

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

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. dollar as a normal part of the reporting process. After the change in functional currency for some of our Japanese subsidiaries from Japanese Yen to the U.S. dollar, the remaining Japanese operations continue to utilize Japanese Yen as the functional currency, which results in a translation adjustment that is included as a component of accumulated other comprehensive income.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at March 30, 2018 and December 31, 2017 was $115.6 million and $130.5 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi, and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $24.8 million as of March 30, 2018, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 30, 2018.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10: “Commitments and Contingencies” under the heading “Legal Matters” in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business - Government Regulation” of our 2017 Form 10-K for information on certain environmental matters.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. Except for the trends, risks and uncertainties described below related to tariffs, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our annual report on our 2017 Form 10-K.

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenues and operating performance; economic conditions and markets (including current financial conditions); risks related to our ability to meet our assumptions regarding outlook for revenues and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisition of Fairchild and with other acquisitions and dispositions, including our ability to realize the anticipated benefits of our acquisitions and dispositions; risks that acquisitions or dispositions may disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases, or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations or financial results; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation, including the impact of the recent U.S. tax legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in our 2017 Form 10-K, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A of our 2017 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Changes in government trade policies could increase the cost of our products, which may materially adversely affect our sales or profitability.

The U.S. government has recently proposed, among other actions, imposing new or higher tariffs on specified products imported from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States. On April 6, 2018, the Office of the United States Trade Representative published a notice of determination and request for public comment under Section 301 under the Trade Act of 1974 (the “Notice”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprised approximately $50.0 billion in estimated annual trade value for calendar year 2018. The list of products set forth in the Notice included transistors and other products that we import from China as part of our supply chain. The proposed tariffs and list of products set forth in the Notice are subject to change, including through a notice and comment period. To the extent the proposed tariffs are imposed or extended to encompass additional products that we import from China, we may experience a material increase in the cost of our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended March 30, 2018.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)
January 1, 2018 - January 26, 2018	15,484	$22.80
January 27, 2018 - February 23, 2018	12,860	23.14
February 24, 2018 - March 30, 2018	718,777	25.24

Total	747,121	$25.15

(1)	These time periods represent our fiscal month start and end dates for the first quarter of 2018.
(2)

The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs.

(3)	The price per share is based on the fair market value at the time of tender.

Share Repurchase Program

We did not repurchase any of our common stock under our share repurchase program during the quarter ended March 30, 2018.

Under the share repurchase program we announced in December 2014 (the “2014 Share Repurchase Program”), we may repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of our common stock over a period of four years from December 1, 2014, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The 2014 Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion. As of March 30, 2018, $603.2 million of the total authorized amount remained available to repurchase common stock pursuant to the 2014 Share Repurchase Program.

See Note 8: “Earnings Per Share and Equity” of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the 2014 Share Repurchase Program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2018 form of Performance-Based Award for Senior Vice Presidents and Above)(1)(2)

10.2	Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2018 form agreement for Senior Vice Presidents and Above)(1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.
(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: April 30, 2018	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and officer duly authorized to sign this report)

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)