Form 10-Q
period 2018-09-28
ON SEMICONDUCTOR CORP
filed 2018-10-29
CIK 1097864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s class of common stock as of the close of business on October 24, 2018:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	420,929,115

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(unaudited)

	September 28, 2018	December 31, 2017
Assets
Cash and cash equivalents	$951.0	$949.2
Receivables, net	733.0	701.5
Inventories	1,200.6	1,089.5
Other current assets	212.4	193.0

Total current assets	3,097.0	2,933.2
Property, plant and equipment, net	2,401.1	2,279.1
Goodwill	932.5	916.9
Intangible assets, net	595.9	628.3
Deferred tax assets	259.6	339.1
Other assets	123.7	98.5

Total assets	$7,409.8	$7,195.1

Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$588.3	$548.0
Accrued expenses	627.2	612.8
Current portion of long-term debt	99.2	248.1

Total current liabilities	1,314.7	1,408.9
Long-term debt	2,615.7	2,703.7
Deferred tax liabilities	60.7	55.1
Other long-term liabilities	215.3	226.4

Total liabilities	4,206.4	4,394.1

Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 and 1,250,000,000 shares authorized, 557,144,241 and 551,873,115 issued, 423,884,865 and 425,118,194 outstanding, respectively)	5.6	5.5
Additional paid-in capital	3,670.3	3,593.5
Accumulated other comprehensive loss	(35.5)	(40.6)
Accumulated earnings	814.0	351.5
Less: Treasury stock, at cost: 133,259,376 and 126,754,921 shares, respectively	(1,275.3)	(1,131.1)

Total ON Semiconductor Corporation stockholders’ equity	3,179.1	2,778.8
Non-controlling interest in consolidated subsidiary	24.3	22.2

Total stockholders’ equity	3,203.4	2,801.0

Total liabilities and stockholders’ equity	$7,409.8	$7,195.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in millions, except per share data)

(unaudited)

	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue	$1,541.7	$1,390.9	$4,375.2	$4,165.6
Cost of revenue (exclusive of amortization shown below)	945.1	866.9	2,706.2	2,646.5

Gross profit	596.6	524.0	1,669.0	1,519.1
Operating expenses:
Research and development	166.2	151.0	488.5	436.7
Selling and marketing	83.1	78.6	242.6	235.6
General and administrative	73.3	68.9	218.8	213.9
Amortization of acquisition-related intangible assets	28.0	37.3	83.3	95.0
Restructuring, asset impairments and other, net	4.4	9.7	8.0	16.1
Goodwill and intangible asset impairment	—	1.5	3.3	7.7

Total operating expenses	355.0	347.0	1,044.5	1,005.0

Operating income	241.6	177.0	624.5	514.1

Other income (expense), net:
Interest expense	(31.2)	(34.9)	(95.3)	(108.0)
Interest income	1.3	0.7	3.3	1.8
Loss on debt refinancing and prepayment	(0.6)	(6.7)	(4.6)	(32.9)
Gain on divestiture of business	0.4	12.5	5.0	12.5
Licensing income	1.0	21.5	32.9	45.4
Other income (expense)	3.5	(1.8)	0.5	(6.4)

Other income (expense), net	(25.6)	(8.7)	(58.2)	(87.6)

Income before income taxes	216.0	168.3	566.3	426.5
Income tax provision	(48.9)	(59.4)	(102.4)	(144.5)

Net income	167.1	108.9	463.9	282.0
Less: Net income attributable to non-controlling interest	(0.2)	(0.2)	(2.1)	(1.2)

Net income attributable to ON Semiconductor Corporation	$166.9	$108.7	$461.8	$280.8

Comprehensive income, net of tax:
Net income	$167.1	$108.9	$463.9	$282.0

Foreign currency translation adjustments	(0.7)	(0.2)	0.2	6.9
Effects of cash flow hedges	0.1	0.2	4.9	(0.5)

Other comprehensive income (loss), net of tax	(0.6)	—	5.1	6.4

Comprehensive income	166.5	108.9	469.0	288.4
Comprehensive income attributable to non-controlling interest	(0.2)	(0.2)	(2.1)	(1.2)

Comprehensive income attributable to ON Semiconductor Corporation	$166.3	$108.7	$466.9	$287.2

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.39	$0.26	$1.08	$0.67

Diluted	$0.38	$0.25	$1.05	$0.66

Weighted-average common shares outstanding:
Basic	425.5	422.2	426.1	421.0

Diluted	435.3	427.5	441.2	426.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities:
Net income	$463.9	$282.0
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	372.5	358.5
Loss on sale or disposal of fixed assets	3.6	2.8
Gain on divestiture of business	(5.0)	(12.5)
Loss on debt refinancing and prepayment	4.6	32.9
Amortization of debt discount and issuance costs	9.8	12.2
Payments for term debt modification	(1.1)	(2.4)
Write-down of excess inventories	35.1	56.8
Share-based compensation expense	59.4	52.7
Non-cash interest on convertible notes	26.6	21.9
Non-cash asset impairment charges	4.6	7.3
Goodwill and intangible asset impairment charges	3.3	7.7
Change in deferred taxes	79.9	96.1
Other	(5.8)	2.6
Changes in assets and liabilities (exclusive of the impact of acquisition and divestitures):
Receivables	(67.7)	(64.6)
Inventories	(140.2)	(56.1)
Other assets	(25.3)	(51.9)
Accounts payable	19.3	59.8
Accrued expenses	28.2	174.7
Deferred income on sales to distributors	—	(109.8)
Other long-term liabilities	(12.5)	(0.8)

Net cash provided by operating activities	853.2	869.9

Cash flows from investing activities:
Purchase of property, plant and equipment	(382.8)	(211.8)
Proceeds from sales of property, plant and equipment	6.3	2.1
Deposits made for purchase of property, plant and equipment	(5.6)	(2.1)
Purchase of business, net of cash acquired	(70.9)	(0.8)
Proceeds from divestiture of business, net of cash transferred	7.3	20.0
Proceeds from repayment of note receivable	10.2	—
Purchase of equity method investment	(19.8)	—
Purchase of held-to-maturity securities	—	(1.6)

Net cash used in investing activities	(455.3)	(194.2)

Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	18.7	11.4
Proceeds from exercise of stock options	4.4	10.9
Payment of tax withholding for restricted shares	(29.2)	(25.0)
Repurchase of common stock	(115.0)	(25.0)
Proceeds from debt issuance	8.2	701.2
Repayment of long-term debt	(279.9)	(1,411.6)
Purchase of convertible note hedges	—	(144.7)
Proceeds from issuance of warrants	—	85.2
Payment of capital lease obligations	(3.3)	(7.7)

Net cash used in financing activities	(396.1)	(805.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	2.4

Net increase (decrease) in cash, cash equivalents and restricted cash	1.9	(127.2)
Cash, cash equivalents and restricted cash, beginning of period (Note 15)	966.6	1,045.8

Cash, cash equivalents and restricted cash, end of period (Note 15)	$968.5	$918.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1:    Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly-owned and majority-owned subsidiaries (“ON Semiconductor” or the “Company”), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2018 having ended on September 28, 2018 and each fiscal year ending on December 31. The quarters ended September 28, 2018 and September 29, 2017 each contained 91 days. The nine months ended September 28, 2018 and September 29, 2017 contained 271 and 272 days, respectively. During the quarter ended June 29, 2018, the Company changed the name of one of its operating and reporting segments from the Image Sensor Group to the Intelligent Sensing Group. As of September 28, 2018, the Company was organized into the following three operating and reporting segments: the Power Solutions Group, the Analog Solutions Group and the Intelligent Sensing Group. Additional details on the Company’s operating and reporting segments are included in Note 2: ‘‘Revenue and Segment Information.’’

The accompanying unaudited financial statements as of and for the quarter and nine months ended September 28, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2017 was derived from the Company’s audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company’s management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 21, 2018 (the “2017 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Adoption of New Revenue Standard

On January 1, 2018, as required, the Company adopted ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), ASU No. 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”), ASU No. 2016-08 - Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”), ASU No. 2016-10 - Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”) and ASU No. 2016-20 - Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”) (collectively, the “New Revenue Standard”). To conform to the New Revenue Standard, the Company modified its revenue recognition policy as described below.

Change in Accounting Policy

On January 1, 2018, the Company adopted the New Revenue Standard using the modified retrospective method, applying the guidance to all open contracts, and recognized the cumulative effect adjustment of $2.1 million to retained earnings and accrued expenses as of that date. The comparative financial information has not been restated and continues to be presented under the accounting standards in effect for the respective periods. The Company applied the practical expedient and has not disclosed the revenue allocated to future shipments of partially completed contracts.

Substantially all of the Company’s revenue continues to be recognized following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contracts. Under the New Revenue Standard, revenue from certain product development agreements, which was previously deferred as delivered, is now recognized over time.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

During the quarter and nine months ended September 28, 2018, revenue increased by $0.1 million and $2.9 million, respectively, due to the impact of the adoption of the New Revenue Standard.

Revenue Recognition Policy

In anticipation of the adoption of the New Revenue Standard, during the quarter ended March 31, 2017, the Company developed its internal systems, processes and controls to enable it to make the estimates required by the New Revenue Standard on sales to its distributors and was able to reliably estimate upfront the effects of returns and allowances and record revenue at the time of shipments to these distributors. Prior to this, the Company recognized revenue from distributors under the sell-through method as it did not have the ability to estimate the effects of returns and allowances. As a result of this change, the Company recognized an additional $155.1 million in revenue during the first quarter of 2017, which resulted in an increase of $59.0 million to income before income taxes.

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

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s OEM customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights with respect to discontinued or slow-moving products, referred to as stock rotation. Sales to certain distributors, primarily those with ship and credit rights, can also be subject to price adjustment on certain products. Although payment terms vary, most distributor agreements require payment within 30 days. In addition, the Company offers cash discounts to certain customers for payments received within an agreed upon time, generally 10 days after shipment.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are consumed. The Company recognizes revenue from product development agreements over time based on the cost-to-cost method. Revenue recognized during the quarter and nine months ended September 28, 2018 for sales agreements was $1,534.7 million and $4,355.4 million, respectively, and for product development agreements was $7.0 million and $19.8 million, respectively. Sales returns and allowances are estimated based on historical experience. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue are recognized, and are netted against revenue. For returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenue, based on the experience with each customer.

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

The Company has elected to record freight and handling costs associated with outbound freight after control over a product has transferred to a customer as a fulfillment cost and include it in cost of revenue. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenue) in the Consolidated Statements of Operations and Comprehensive Income.

The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales and records them as a component of the cost of revenue.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) estimates of future payouts for customer incentives and estimates of amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories and trade receivables; (iii) future cash flows used to assess and test for impairment of goodwill and indefinite-lived intangible assets and long-lived assets, if applicable; (iv) assumptions surrounding future pension obligations; (v) fair values of share-based compensation and of financial instruments (including derivative financial instruments); (vi) measurement of valuation allowances against deferred tax assets, evaluations of uncertain tax positions and the impact of U.S. tax reform; and (vii) estimates and assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Historically, the majority of the Company’s Japanese subsidiaries utilized Japanese Yen as their functional currency. The assets and liabilities of these subsidiaries are translated at current exchange rates, while revenue and expenses are translated at the average rates in effect for the period. The related translation gains and losses are included in other comprehensive income or loss within the Consolidated Statements of Operations and Comprehensive Income. As a result of an analysis which took into account the economic indicators of these subsidiaries from a long-term perspective, the Company changed the functional currency for some of these subsidiaries from Japanese Yen to U.S. Dollars effective as of January 1, 2018.

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

Revenue and gross profit for the Company’s operating and reporting segments were as follows (in millions):

	Power Solutions Group	Analog Solutions Group	Intelligent Sensing Group	Total
For the quarter ended September 28, 2018:
Revenue from external customers	$810.2	$531.7	$199.8	$1,541.7
Gross profit	$297.9	$224.3	$80.7	$602.9
For the quarter ended September 29, 2017:
Revenue from external customers	$706.4	$491.6	$192.9	$1,390.9
Gross profit	$244.1	$208.3	$80.8	$533.2
For the nine months ended September 28, 2018:
Revenue from external customers	$2,251.0	$1,541.1	$583.1	$4,375.2
Gross profit	$804.2	$650.4	$245.0	$1,699.6
For the nine months ended September 29, 2017:
Revenue from external customers	$2,121.6	$1,463.7	$580.3	$4,165.6
Gross profit	$716.6	$613.4	$223.1	$1,553.1

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Gross profit for reporting segments	$602.9	$533.2	$1,699.6	$1,553.1
Less: unallocated manufacturing costs	(6.3)	(9.2)	(30.6)	(34.0)

Consolidated gross profit	$596.6	$524.0	$1,669.0	$1,519.1

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographical location. Revenue for the Company’s operating and reporting segments disaggregated into geographic locations and sales channels was as follows (in millions):

	Quarter Ended September 28, 2018
	Power Solutions Group	Analog Solutions Group	Intelligent Sensing Group	Total
Geographic Location
United States	$102.3	$87.8	$31.5	$221.6
United Kingdom	124.9	81.9	34.8	241.6
Hong Kong	201.9	124.1	35.0	361.0
Singapore	332.8	191.7	48.6	573.1
Other	48.3	46.2	49.9	144.4

Total	$810.2	$531.7	$199.8	$1,541.7

Sales Channel
OEM	$198.6	$213.1	$65.1	$476.8
Distributors	565.1	280.4	122.2	967.7
Electronic Manufacturing Service Providers	46.5	38.2	12.5	97.2

Total	$810.2	$531.7	$199.8	$1,541.7

	Nine Months Ended September 28, 2018
	Power Solutions Group	Analog Solutions Group	Intelligent Sensing Group	Total
Geographic Location
United States	$295.0	$251.9	$91.4	$638.3
United Kingdom	368.0	243.4	106.2	717.6
Hong Kong	636.5	379.7	110.6	1,126.8
Singapore	805.3	510.7	123.8	1,439.8
Other	146.2	155.4	151.1	452.7

Total	$2,251.0	$1,541.1	$583.1	$4,375.2

Sales Channel
OEM	$616.5	$640.7	$198.6	$1,455.8
Distributors	1,499.7	792.0	352.4	2,644.1
Electronic Manufacturing Service Providers	134.8	108.4	32.1	275.3

Total	$2,251.0	$1,541.1	$583.1	$4,375.2

The Company’s consolidated assets are not specifically ascribed to its individual reporting segments. Rather, assets used in operations are generally shared across the Company’s operating and reporting segments.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	September 28, 2018	December 31, 2017
United States	$587.6	$547.9
Korea	367.2	380.5
Malaysia	227.5	230.0
Philippines	481.9	439.5
China	248.9	246.0
Other	488.0	435.2

Total	$2,401.1	$2,279.1

For the quarter ended September 28, 2018, the Company had one customer, a distributor, who accounted for 12% of the Company’s total consolidated revenue. For the quarter ended September 29, 2017, no single customer, including any distributor, accounted for 10% or more of the Company’s total consolidated revenue.

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

ASU No 2017-07 - Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”)

In March 2017, the FASB issued ASU 2017-07 primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The guidance will require the net benefit cost to be split in the income statement. The service cost component will be included in operating income. The other components, including amortization of past service costs or credits and settlement and curtailments amounts, will be reported separately outside of operating income. The amendment is effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on the current period or prior period consolidated financial statements. See Note 6: ‘‘Balance Sheet Information’’ for further information on the adoption of ASU 2017-07.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”)

In November 2016, the FASB issued ASU 2016-18, which requires entities to include in their cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The ASU does not define the terms “restricted cash” and “restricted cash equivalents.” The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-18 during the first quarter of 2018, applying the standard retrospectively to all periods presented. The adoption of this standard did not have a material impact on the current period or prior period consolidated financial statements. See Note 15: ‘‘Supplemental Disclosures’’ for further information on the adoption of ASU 2016-18.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

ASU No. 2016-02 - Leases (Topic 842) (“ASU 2016-02”), ASU No. 2018-10 - Codification improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11 - Leases (Topic 842) (“ASU 2018-11”) (collectively, the “New Leasing Standard”)

In February 2016, the FASB issued ASU 2016-02, which amended the accounting treatment for leases. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11. ASU 2018-10 provides certain areas for improvement in ASU 2016-02 and ASU 2018-11 provides an additional optional transition method by allowing entities to initially apply the New Leasing Standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The New Leasing Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company expects the adoption of this standard will result in the inclusion of a significant component of the Company’s future minimum lease obligations as disclosed in Note 10: ‘‘Commitments and Contingencies’’ on its Consolidated Balance Sheets. The Company continues to review its service agreements and other arrangements to evaluate whether they meet the definition of a lease under ASU 2016-02 and what additional impact, if any, that the adoption of the New Leasing Standard may have on its consolidated financial statements.

Note 4:    Acquisitions, Divestitures and Licensing Transactions

Acquisition

On May 8, 2018, the Company acquired 100% of the outstanding shares of SensL Technologies Ltd. (“SensL”), a company specializing in silicon photomultipliers, single photon avalanche diode and LiDAR sensing products for the automotive, medical, industrial and consumer markets, for $71.6 million in cash. As a result of the acquisition, SensL became a wholly-owned subsidiary of the Company. The purchase price was funded with cash on hand. This acquisition positions the Company to extend its products in automotive sensing applications for ADAS and autonomous driving by adding LiDAR capabilities to the Company’s existing capabilities in imaging and radar.

During the third quarter of 2018, the Company recorded certain measurement period adjustments to the initial estimated purchase price allocation of $71.4 million. The following table presents the updated provisional allocation of the purchase price of SensL for the assets acquired and liabilities assumed based on their fair values (in millions):

	Initial Estimate	Measurement Period Adjustments	Updated Allocation
Current assets (including cash and cash equivalents of $0.7 million)	$4.2	$—	$4.2
Property, plant and equipment and other non-current assets	1.8	—	1.8
Goodwill	15.2	3.7	18.9
Intangible assets (excluding IPRD)	30.4	1.0	31.4
IPRD	25.0	(5.0)	20.0

Total assets acquired	76.6	(0.3)	76.3

Current liabilities	0.7	—	0.7
Other non-current liabilities	4.5	(0.5)	4.0

Total liabilities assumed	5.2	(0.5)	4.7

Net assets acquired/purchase price	$71.4	$0.2	$71.6

The measurement period adjustments which relate to the change in the value assigned to developed technology and IPRD resulted in an immaterial impact to the amortization expense recorded during the quarter ended June 29, 2018 and were among those expected to be made to the initial estimated purchase price allocation based on information obtained during the measurement period. The adjustments to the initial estimated purchase price allocation are included in the updated provisional purchase price allocation, which is reflected in the Company’s Consolidated Balance Sheet as of September 28, 2018.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Acquired intangible assets of $31.4 million include developed technology of $30.0 million (which are estimated to have a seven year weighted-average useful life). The total weighted average amortization period for the acquired intangibles is seven years. IPRD assets are amortized over the estimated useful life of the assets upon successful completion of the related projects. The value assigned to IPRD was determined by estimating the net cash flows from the projects when completed and discounting the net cash flows to their present value using a discount rate of 30.0%. The cash flows from IPRD’s significant products are expected to commence in the fourth quarter of 2018.

The acquisition produced $18.9 million of goodwill, which was allocated to the Intelligent Sensing Group. The goodwill is attributable to a combination of SensL’s assembled workforce, expectations regarding a more meaningful engagement by the customers due to the scale of the combined company and other product and operating synergies. Goodwill will not be amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). Goodwill arising from the SensL acquisition is not deductible for tax purposes.

The updated purchase price allocation is subject to change as the Company finalizes certain remaining key assumptions and judgments with respect to intangible assets acquired from SensL. The Company expects to complete this process during the fourth quarter of 2018, and any future adjustments may impact the initial estimated amount of goodwill and other allocated amounts represented in the table above.

Divestiture

On June 25, 2018, the Company divested the transient voltage suppressing diodes business it acquired from Fairchild to TSC America, Inc. for $5.6 million in cash and recorded a gain of $4.6 million after writing off the carrying values of the assets and liabilities disposed. During the quarter ended September 28, 2018, the Company recognized certain immaterial amounts related to this divestiture.

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

On November 29, 2017, the Company and QST Co. Ltd (“QST”) entered into an IP license and technology transfer agreement (“IP Agreement”) to grant QST patent licenses and IP rights to certain of the Company’s technologies. Pursuant to the IP Agreement, QST receives perpetual, worldwide, nonexclusive and nontransferable patents licenses and IP rights upon the payment of license fees of $13.0 million and other fees of $8.5 million in its entirety. Such amounts were paid by QST between the fourth quarter of 2017 and the first and second quarters of 2018. As a result, the Company recognized licensing income of $18.0 million during the quarter ended June 29, 2018. The remaining amounts were previously recognized as licensing income during 2017 and the quarter ended March 30, 2018. During the quarter ended September 28, 2018, the Company recognized certain immaterial amounts of licensing income representing other fees earned during the period.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 5:    Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by operating and reporting segments (in millions):

	As of
	September 28, 2018			December 31, 2017
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reporting Segments:
Power Solutions Group	$432.2	$(31.9)	$400.3	$432.2	$(28.6)	$403.6
Analog Solutions Group	836.7	(418.9)	417.8	836.7	(418.9)	417.8
Intelligent Sensing Group	114.4	—	114.4	95.5	—	95.5

	$1,383.3	$(450.8)	$932.5	$1,364.4	$(447.5)	$916.9

The following table summarizes the change in goodwill from December 31, 2017 to September 28, 2018 (in millions):

Net balance as of December 31, 2017	$916.9
Addition due to business combination	18.9
Goodwill impairment	(3.3)

Net balance as of September 28, 2018	$932.5

During the quarter ended June 29, 2018, the Company recorded a goodwill impairment charge of $3.3 million, which represented the entire goodwill assigned to a reporting unit within the Power Solutions Group as a result of the licensing transaction with QST. See Note 4: ‘‘Acquisitions, Divestitures and Licensing Transactions’’ for more information.

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a “triggering event”) would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events through September 28, 2018 that would require an interim impairment analysis.

Intangible Assets

Intangible assets, net, were as follows (in millions):

	As of September 28, 2018
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$556.7	$(351.4)	$(20.1)	$185.2
Developed technology	698.0	(336.4)	(2.6)	359.0
IPRD	64.1	—	(19.0)	45.1
Other intangibles	79.9	(58.1)	(15.2)	6.6

Total intangible assets	$1,398.7	$(745.9)	$(56.9)	$595.9

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

Amortization expense for acquisition-related intangible assets amounted to $28.0 million and $83.3 million for the quarter and nine months ended September 28, 2018, respectively, and $37.3 million and $95.0 million for the quarter and nine months ended September 29, 2017, respectively. Amortization expense for intangible assets, with the exception of the $45.1 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for the remainder of 2018, each of the next four years and thereafter (in millions):

Period	Amortization Expense
Remainder of 2018	$28.2
2019	105.9
2020	95.4
2021	78.3
2022	63.4
Thereafter	179.6

Total	$550.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 6:    Balance Sheet Information

Certain significant amounts included in the Company’s Consolidated Balance Sheets consist of the following (in millions):

	As of
	September 28, 2018	December 31, 2017
Receivables, net:
Accounts receivable	$735.2	$704.2
Less: Allowance for doubtful accounts	(2.2)	(2.7)

	$733.0	$701.5

Inventories:
Raw materials	$132.1	$117.7
Work in process	764.6	660.8
Finished goods	303.9	311.0

	$1,200.6	$1,089.5

Property, plant and equipment, net:
Land	$148.5	$148.4
Buildings	789.8	744.0
Machinery and equipment	3,756.8	3,454.6

Property, plant and equipment, gross	4,695.1	4,347.0
Less: Accumulated depreciation	(2,294.0)	(2,067.9)

	$2,401.1	$2,279.1

Accrued expenses:
Accrued payroll and related benefits	$228.1	$201.8
Sales related reserves	276.2	280.0
Income taxes payable	24.0	29.9
Other	98.9	101.1

	$627.2	$612.8

Assets classified as held-for-sale, consisting of properties and certain other assets, are required to be recorded at the lower of carrying value or fair value less costs to sell. The carrying value or the fair value less costs to sell of these assets as of September 28, 2018 and December 31, 2017 was $30.8 million and $5.3 million, respectively, and is reported as other current assets on the Company’s Consolidated Balance Sheets. The Company sold the assets held-for-sale at December 31, 2017 in January 2018 for $5.5 million.

Warranty Reserves

The activity related to the Company’s warranty reserves was as follows (in millions):

	Nine Months Ended
	September 28, 2018	September 29, 2017
Beginning Balance	$8.0	$8.8
Provision	(0.9)	5.9
Usage	(1.6)	(6.9)

Ending Balance	$5.5	$7.8

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 28, 2018, the total accrued pension liability for underfunded plans was $109.4 million, of which the current portion of $0.3 million was classified as accrued expenses. As of December 31, 2017, the total accrued pension liability for underfunded plans was $109.3 million, of which the current portion of $0.2 million was classified as accrued expenses.

The components of the Company’s net periodic pension expense are as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Service cost	$2.4	$2.4	$7.3	$7.0
Interest cost	1.2	1.1	3.6	3.2
Expected return on plan assets	(1.5)	(1.4)	(4.6)	(4.0)

Total net periodic pension cost	$2.1	$2.1	$6.3	$6.2

With the retrospective adoption of ASU 2017-07, the service cost component is included in operating income while the other components, including the interest cost and the expected return on plan assets, are reported separately outside of operating income. The Company utilized a practical expedient within ASU 2017-07 to estimate the amounts for the comparative periods using the information previously disclosed in the notes to the consolidated financial statements in the 2017 Form 10-K. The service cost is allocated between the cost of revenue, research and development, selling and marketing and general and administrative line items, while the other components are included in other expense in the Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 7:	Long-Term Debt

The Company’s long-term debt consists of the following (annualized interest rates, in millions):

	As of
	September 28, 2018	December 31, 2017
Amended Credit Agreement:
Revolving Credit Facility due 2021, interest payable monthly at 3.49% and 3.07%, respectively	$400.0	$400.0
Term Loan “B” Facility due 2023, interest payable monthly at 3.99% and 3.57%, respectively	1,134.5	1,204.5
1.00% Notes due 2020 (1)	690.0	690.0
1.625% Notes due 2023 (2)	575.0	575.0
Note payable to SMBC due 2016 through 2018, interest payable quarterly at 0% and 3.09%, respectively (3)	—	122.7
Other long-term debt (4)	100.6	182.8

Gross long-term debt, including current maturities	2,900.1	3,175.0
Less: Debt discount (5)	(149.5)	(178.8)
Less: Debt issuance costs (6)	(35.7)	(44.4)

Net long-term debt, including current maturities	2,714.9	2,951.8
Less: Current maturities	(99.2)	(248.1)

Net long-term debt	$2,615.7	$2,703.7

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2)	Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)	This loan represented SCI LLC’s non-collateralized loan with SMBC, which was guaranteed by the Company.
(4)

Consists of U.S. real estate mortgages, term loans, revolving lines of credit and other facilities at certain international locations where interest is payable weekly, monthly or quarterly, with interest rates ranging between 1.00% and 4.00% and maturity dates between 2018 and 2020.

(5)

Debt discount of $47.0 million and $62.0 million for the 1.00% Notes, $92.7 million and $104.3 million for the 1.625% Notes and $9.8 million and $12.5 million for the Term Loan “B” Facility, in each case as of September 28, 2018 and December 31, 2017, respectively.

(6)

Debt issuance costs of $6.5 million and $8.6 million for the 1.00% Notes, $8.9 million and $10.0 million for the 1.625% Notes and $20.3 million and $25.8 million for the Term Loan “B” Facility, in each case as of September 28, 2018 and December 31, 2017, respectively.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Expected maturities relating to the Company’s long-term debt (including current maturities) as of September 28, 2018 are as follows (in millions):

Period	Expected Maturities
Remainder of 2018	$68.4
2019	31.2
2020	690.9
2021	400.0
2022	—
Thereafter	1,709.6

Total	$2,900.1

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

Borrowings under the Credit Agreement may be incurred in U.S. Dollars, Euros, Pounds Sterling, Japanese Yen or any other currency approved by the Agent and the lenders under a $1.0 billion revolving credit facility (the “Revolving Credit Facility”), subject to certain qualifications described in the Credit Agreement. Regardless of currency, all borrowings under the Credit Agreement may, at the Company’s option, be incurred as either eurocurrency loans (“Eurocurrency Loans”) or alternate base rate loans (“ABR Loans”).

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

Pursuant to the Credit Agreement, ABR Loans will accrue interest at (i) a base rate per annum equal to the highest of (x) the Federal funds rate plus 0.50%, (y) the prime commercial lending rate announced by the Agent from time to time as its prime lending rate and (z) the Adjusted LIBO Rate for a one month interest period (or if such day is not a business day, the immediately preceding business day) (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined in the Credit Agreement), subject to the interest rate floors set forth in the Credit Agreement, plus (ii) an applicable margin equal to (x) 0.25% with respect to borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Credit Agreement) or (y) 0.75% with respect to borrowings under the Term Loan “B” Facility.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The Credit Agreement includes financial maintenance covenants, including, among others, a maximum total net leverage ratio and a minimum interest coverage ratio. It also contains other customary affirmative and negative covenants and events of default. The Company was in compliance with its covenants as of September 28, 2018.

Debt Refinancing and Prepayment

The Company incurred third party, legal and other fees of $1.1 million related to the Fourth Amendment. The Company performed an analysis and recorded a debt extinguishment charge of $2.6 million, which included a write-off of $1.5 million of unamortized debt discount and issuance costs and $1.1 million in third party fees, as previously mentioned.

During the quarters ended September 28, 2018 and June 29, 2018, the Company prepaid $20.0 million and $50.0 million, respectively, of borrowings under the Term Loan “B” Facility and expensed $0.5 million and $1.4 million, respectively, of unamortized debt discount and issuance costs attributed to the partial pay-down as loss on debt refinancing and prepayment.

1.00% Notes due 2020

During the quarters ended June 29, 2018 and March 30, 2018, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2018 and March 31, 2018, respectively, was greater than or equal to $24.05 (130% of the conversion price of the 1.00% Notes) on each applicable trading day (considered a “conversion trigger”). As a result, the Company recorded the outstanding balance of the 1.00% Notes, net of discount, as a current portion of long-term debt as of June 29, 2018 and March 30, 2018. During the quarter ended September 28, 2018, there was no conversion trigger, and the outstanding balance of the 1.00% Notes, net of discount of $636.5 million, was classified as a long-term debt in the Consolidated Balance Sheet as of September 28, 2018.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Note 8:	Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor are as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income attributable to ON Semiconductor Corporation	$166.9	$108.7	$461.8	$280.8

Basic weighted-average common shares outstanding	425.5	422.2	426.1	421.0
Dilutive effect of share-based awards	3.9	5.3	4.7	5.5
Dilutive effect of convertible notes	5.9	—	10.4	—

Diluted weighted-average common shares outstanding	435.3	427.5	441.2	426.5

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.39	$0.26	$1.08	$0.67

Diluted	$0.38	$0.25	$1.05	$0.66

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

To calculate the diluted weighted-average common shares outstanding, the number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive shares subject to share-based awards was 0.1 million and zero for the quarters ended September 28, 2018 and September 29, 2017, respectively, and 0.2 million and 0.3 million for the nine months ended September 28, 2018 and September 29, 2017, respectively.

The dilutive impact related to the Company’s 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements, under which the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. During the quarter ended September 28, 2018, the average share price exceeded the conversion price for both the 1.00% Notes and the 1.625% Notes, and the impact of the excess over par value is included in calculating the dilutive effect of the convertible notes. Additionally, if the average price of the Company’s common stock exceeds $25.96 per share, with respect to the 1.00% Notes, or $30.70 per share, with respect to the 1.625% Notes, during the relevant reporting period, the effect of the additional potential shares that may be issued related to the warrants that were issued concurrently with the issuance of the convertible notes will also be included in the calculation of diluted weighted-average common shares outstanding. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.00% Notes and 1.625% Notes, respectively, when the stock price is above $18.50 per share, with respect to the 1.00% Notes, and $20.72 per share, with respect to the 1.625% Notes.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Equity

Share Repurchase Program

Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of the Company’s common stock over a period of four years from December 1, 2014, subject to certain contingencies. The Share Repurchase Program expires on November 30, 2018. The Company may repurchase its common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. The Share Repurchase Program does not require the Company to purchase any particular amount of common stock and is subject to the discretion of the Company’s board of directors (the “Board”).

During the quarter and nine months ended September 28, 2018, the Company repurchased common stock worth approximately $75.0 million and $115.0 million, respectively, under the Share Repurchase Program. There were zero and $25.0 million of repurchases of the Company’s common stock under the Share Repurchase Program during the quarter and nine months ended September 29, 2017, respectively. As of September 28, 2018, the authorized amount remaining under the Share Repurchase Program was $488.2 million.

Information relating to the Share Repurchase Program during the quarter and nine months ended September 28, 2018 is as follows (in millions, except per share data):

	Quarter Ended	Nine Months Ended
	September 28, 2018	September 28, 2018
Number of repurchased shares (1)	3.6	5.3
Aggregate purchase price	$75.0	$115.0
Weighted-average purchase price per share (2)	$20.92	$21.7

(1)	None of these shares had been reissued or retired as of September 28, 2018, but may be reissued or retired by the Company at a later date.
(2)	Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares with a fair market value equal to the applicable statutory minimum amount of the employee withholding taxes due are withheld by the Company upon the vesting of RSUs to pay the applicable statutory minimum amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable statutory minimum amount of withholding taxes in cash. The amount remitted for the quarter and nine months ended September 28, 2018 was $9.2 million and $29.2 million, respectively, for which the Company withheld approximately 0.4 million and 1.2 million shares of common stock, respectively, that were underlying the RSUs that vested. The amount remitted for the quarter and nine months ended September 29, 2017 was $11.4 million and $25.0 million, respectively, for which the Company withheld approximately 0.7 million and 1.6 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of September 28, 2018, but may be reissued or retired by the Company at a later date. These repurchases do not count against the Share Repurchase Program.

Non-Controlling Interest

The Company’s entity that operates assembly and test operations in Leshan, China is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which the Company owns a majority of the outstanding equity interests (“Leshan”). The Company owns 80% of the outstanding equity interests in Leshan and its investment in Leshan has been consolidated in the Company’s financial statements.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At December 31, 2017, the non-controlling interest balance was $22.2 million. This balance increased to $24.3 million as of September 28, 2018, resulting from the non-controlling interest’s $2.1 million share of the earnings for the nine months ended September 28, 2018.

As a result of the Company’s acquisition of a majority ownership interest in Aizu Fujitsu Semiconductor Manufacturing Limited (“AFSM”) on October 1, 2018, the Company will, for future reporting periods, consolidate the results of AFSM with those of the Company, and the non-controlling interest held by the minority shareholder will be initially recognized at fair value. See Note 11: ‘‘Fair Value Measurements’’ for further information about the investment in AFSM.

Note 9:	Share-Based Compensation

Total share-based compensation expense related to the Company’s stock options, RSUs, stock grant awards and the ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Cost of revenue	$1.7	$1.4	$5.1	$4.4
Research and development	3.4	3.2	10.6	9.6
Selling and marketing	3.3	2.8	10.5	8.8
General and administrative	9.5	9.4	33.2	29.9

Share-based compensation expense before income taxes	$17.9	$16.8	$59.4	$52.7
Related income tax benefits (1)	3.8	5.9	12.5	18.4

Share-based compensation expense, net of taxes	$14.1	$10.9	$46.9	$34.3

(1)	Tax benefit was calculated using the federal statutory rate of 21% and 35% for the quarters and nine months ended September 28, 2018 and September 29, 2017, respectively.

At September 28, 2018, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with time-based service conditions and performance-based vesting criteria was $93.4 million, which is expected to be recognized over a weighted-average period of 1.55 years. The total intrinsic value of stock options exercised during the quarter and nine months ended September 28, 2018 was $0.2 million and $10.7 million, respectively. The Company received cash of $0.1 million and $4.4 million, respectively, during the quarter and nine months ended September 28, 2018 from the exercise of stock options. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-based compensation expense is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for RSUs and stock options was estimated to be 5% and 11%, respectively, during the quarters and nine months ended September 28, 2018 and September 29, 2017.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Shares Available

As of September 28, 2018 and December 31, 2017, there was an aggregate of 34.0 million and 39.0 million shares of common stock, respectively, available for grant under the Amended and Restated SIP and 7.3 million and 8.0 million shares of common stock, respectively, available for issuance under the ESPP.

Stock Options

The number of options outstanding at December 31, 2017 was 1.1 million at a weighted average exercise price of $6.95 per option, of which 0.7 million options were exercised at a weighted average exercise price of $7.02 per option during the nine months ended September 28, 2018. The number of options outstanding at September 28, 2018 was 0.4 million at a weighted average exercise price of $6.83 per option. All outstanding options had exercise prices below $18.43 per share, the closing price of the Company’s common stock at September 28, 2018, and will expire at varying times between 2018 and 2021.

Restricted Stock Units

RSUs generally vest over three years with service-based requirements or performance-based requirements or a combination of service-based and performance-based requirements and are payable in shares of the Company’s common stock upon vesting. A summary of the RSU transactions for the nine months ended September 28, 2018 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2017	9.8	$12.63
Granted	3.0	24.30
Achieved	0.7	15.26
Released	(3.9)	13.02
Forfeited	(0.5)	15.00

Non-vested RSUs at September 28, 2018	9.1	16.34

Note 10:	Commitments and Contingencies

Leases

The following represents future minimum lease obligations under non-cancelable operating leases as of September 28, 2018 (in millions):

Remainder of 2018	$10.1
2019	37.3
2020	26.8
2021	21.0
2022	16.0
Thereafter	61.3

Total (1)	$172.5

(1)	Excludes $15.8 million of expected sublease income.

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

The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination was detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company worked with local authorities to implement a remediation plan and has completed remaining remediation. The majority of the cost of remediation was covered by insurance. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

The Company’s manufacturing facility in the Czech Republic has ongoing remediation projects to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation projects consist primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event activity levels are exceeded. The government of the Czech Republic has agreed to indemnify the Company and its respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not to Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

As a result of the acquisition of AMIS in 2008, the Company is a “primary responsible party” to an environmental remediation and cleanup at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and cleanup at this location. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

Through its acquisition of Fairchild, the Company acquired a facility in South Portland, Maine. This facility has ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments, Inc. Although the Company may incur certain liabilities with respect to these remediation projects, pursuant to the asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects. Under a 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung, Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

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

The Company was notified by the Environmental Protection Agency (“EPA”) that it has been identified as a “potentially responsible party” (“PRP”) under CERCLA in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Illinois at what is now a Superfund site, has performed reclamation services for the Company in the past. The EPA is pursuing Chemetco customers for contribution to the site cleanup activities. The Company has joined a PRP group which is cooperating with the EPA in the evaluation and funding of the cleanup. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions such as, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 28, 2018, the Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $1.0 million of letters of credit outstanding under the Revolving Credit Facility as of September 28, 2018, which reduces the Company’s borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.5 million as of September 28, 2018.

As part of obtaining financing in the ordinary course of business, the Company has issued guarantees related to certain of its subsidiaries’ capital lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $71.3 million as of September 28, 2018.

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

Patent Litigation with Power Integrations, Inc.

There are eight outstanding civil litigation proceedings with Power Integrations, Inc. (“PI”), five of which were pending between PI and various Fairchild entities (including Fairchild Semiconductor International, Inc., Fairchild Semiconductor Corporation, and Fairchild (Taiwan) Corporation, f/k/a System General Corporation (collectively referred to in this sub-section as “Fairchild”)), prior to the acquisition of Fairchild. The Company is vigorously defending the lawsuits filed by PI and believes that it has strong defenses. There are also numerous outstanding administrative proceedings between the parties at the USPTO in which each party is challenging the validity of the other party’s patents.

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

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed U.S. patents owned by PI. The lawsuit sought a permanent injunction as well as money damages for Fairchild’s alleged infringement. In October 2006, a jury returned a willful infringement verdict and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated substantially all of the damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States later denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $750,000 worth of sales and imports of affected products and to re-assess its finding that the infringement was willful. In December 2017, the lower court reinstated the willfulness finding but stayed resolution of the other outstanding issues, including damages. In June 2018, the Supreme Court of the United States decided WesternGeco LLC v. ION Geophysical Corp., in which the Court determined that certain extraterritorial conduct may be relevant to some United States patent litigation. On October 4, 2018, the lower court issued an order finding that WesternGeco implicitly overruled the Court of Appeals’ 2013 decision in this case and stated that PI would be allowed to seek recovery of worldwide damages in a future retrial on damages. The lower court also, however, certified its October 4, 2018 order for interlocutory review by the Court of Appeals, and the parties are in the process of seeking permission from the Court of Appeals to file such interlocutory appeal.

Power Integrations v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain other PWM products infringed several U.S. patents owned by PI. On October 14, 2008, Fairchild filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PI products infringed U.S. patents owned by Fairchild. Each lawsuit included claims for money damages and a request for a permanent injunction. These two lawsuits were consolidated and heard together in a jury trial in April 2012 during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild and upheld the validity of both of the Fairchild patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents, and the court entered a permanent injunction against Fairchild. Willfulness and damages were not considered in the April 2012 trial but were reserved for subsequent proceedings. Fairchild and PI appealed the liability phase of this litigation to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild patent and remanded the case back to the lower court for further proceedings consistent with these rulings. The Company is preparing for a trial, currently scheduled for November 5-9, 2018, at which willfulness, inducement and money damages are expected to be addressed.

Power Integrations v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. During the initial trial on this matter in 2014, a jury found that Fairchild willfully infringed two PI patents, awarded PI $105.0 million in damages and found that PI did not infringe any Fairchild patent. In September 2014, the court granted a motion filed by Fairchild that sought to set aside the jury’s determination that it acted willfully, and held that, as a matter of law, Fairchild’s actions were not willful. In November 2014, in response to another post-trial motion filed by Fairchild, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. The second damages trial was held in December 2015, in which a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the second damages verdict, but the court ruled against Fairchild on these motions and awarded PI approximately $7.0 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court to reinstate the jury’s willfulness finding and sought enhanced damages and attorneys’ fees. On January 23, 2017, the court reinstated the jury’s willful infringement finding but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company appealed the infringement and damages judgments, and in July 2018,

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

the U.S. Court of Appeals for the Federal Circuit affirmed the judgment with respect to infringement of both PI patents but vacated the damages judgment because PI had presented legally insufficient evidence to support its damages claim. The appellate court thus remanded the case back to the lower court for a new trial on damages. In August 2018, PI requested that the Federal Circuit rehear, en banc, the issues of the vacated damages award, but this request was denied in September 2018. All claims of the two PI patents found to be infringed by Fairchild have since been determined to be unpatentable in several inter partes review administrative proceedings described below. The impact of the USPTO’s unpatentability determinations on the district court judgment is uncertain at this stage of the proceedings.

Fairchild Semiconductor International Inc. et al. v. Power Integrations (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware and alleged that various PI products infringe Fairchild’s U.S. patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, and PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In that trial, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $100,000. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the District Court vacated the jury’s finding that PI infringed Fairchild’s patent. The court has scheduled a trial for November 2018 to resolve minor outstanding issues before final judgment can be entered.

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

Power Integrations v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 5:16-cv-06371-BLF and 5:17-cv-03189): On August 11, 2016, ON Semiconductor Corporation and SCI LLC (collectively referred to in this sub-section as “ON Semi”) filed a lawsuit against PI in the U.S. District Court for the District of Arizona, alleging that PI infringed six patents and seeking a permanent injunction and money damages for the alleged infringement. The lawsuit also sought a claim for a declaratory judgment that ON Semi does not infringe several of PI’s patents. Rather than responding to ON Semi’s lawsuit in Arizona, PI filed a separate lawsuit in the U.S. District Court for the Northern District of California in November 2016, alleging that ON Semi infringes six PI patents, including two of the three PI patents in ON Semi’s declaratory judgment claims from Arizona. PI also moved the Arizona court to dismiss ON Semi’s lawsuit, or in the alternative to transfer the lawsuit to California. Following various procedural motions, ON Semi’s Arizona action has been transferred to the U.S. District Court for the Northern District of California and consolidated with PI’s November 2016 lawsuit, in which PI has subsequently asserted a claim for infringement on the last of the three PI patents in ON Semi’s original declaratory judgment claims. The lawsuit is in its early stages, but the parties have begun to engage in discovery.

ON Semiconductor Corporation and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (March 9, 2017, District of Delaware, 1:17-cv-00247-LPS-CJB): On March 9, 2017, ON Semi filed a lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that PI’s InnoSwitch family of products infringe six of ON Semi’s U.S. patents. Following some procedural motions, PI has since counterclaimed alleging infringement by ON Semi of seven of PI’s U.S. Patents. Both parties seek money damages and a permanent injunction. The lawsuit is in its early stages, but the parties are engaged in discovery.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Semiconductor Components Industries, LLC v. Power Integrations, Inc. (November 2017, Taiwan Intellectual Property Court, 106-Ming-min-bu-Tzu-238): In November 2017, Semiconductor Components Industries, LLC filed a lawsuit against PI in Taiwan alleging infringement by PI of three of ON Semi’s Taiwanese patents. The Taiwanese IP Court has held hearings concerning ON Semi’s claim of infringement against PI for all three patents and is now evaluating PI’s claims concerning the validity of those three patents. A first-instance judgment concerning infringement and validity in this matter is expected by early 2019.

Administrative Challenges to PI’s Patents

In addition to the eight court proceedings described above, there are presently numerous inter partes review administrative proceedings between PI and ON Semi/Fairchild. Each of these administrative proceedings seeks to invalidate certain claims asserted in the various court proceedings. For the two proceedings filed by ON Semi involving claims asserted in the case filed in 2009 in the Northern District of California, the USPTO has issued a Final Written Decision finding that all of the claims challenged in those proceedings are unpatentable, and PI filed a notice of appeal for those decisions. The USPTO has also issued Final Written Decisions in seven additional proceedings in ON Semiconductor’s favor. PI’s appeals in all but one of those cases are ongoing, and PI failed to appeal one such Final Written Decision. In five of the proceedings initiated by PI, the USPTO has instituted a review of five ON Semi/Fairchild patents that are being asserted against PI, but the USPTO has not rendered a Final Written Decision in any of those five cases. All of the other proceedings remain pending or were terminated without institution of an administrative trial by the USPTO.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017. On December 27, 2017, the Court rendered a verdict in favor of the Fairchild defendants on the remaining implied warranty claims. On January 24, 2018, Acbel filed a notice of appeal. On February 7, 2018, Fairchild filed notice of a cross appeal. Acbel filed its appeal brief on April 9, 2018, and Fairchild filed its brief on May 29, 2018. On September 11, 2018, the U.S. Court of Appeals for the First Circuit heard arguments in this matter from Fairchild and PI.

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

Fair Value of Financial Instruments

The following table summarizes the Company’s financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

		Fair Value Hierarchy
Description	As of September 28, 2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$11.3	$11.3	$—	$—
Money market funds	0.3	0.3	—	—

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

Fair Value of Long-Term Debt, Including Current Portion

The carrying amounts and fair values of the Company’s long-term borrowings (excluding capital lease obligations, real estate mortgages and equipment financing) are as follows (in millions):

	As of
	September 28, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,109.9	$1,445.4	$1,080.1	$1,596.7
Long-term debt	$1,573.2	$1,584.4	$1,833.2	$1,845.4

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

The fair values of the Company’s 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at September 28, 2018 and December 31, 2017.

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

The Company’s cost method investments had a carrying value of $7.4 million and $12.6 million as of September 28, 2018 and December 31, 2017, respectively.

On April 1, 2018 (the “second closing date”), the Company acquired a 30 percent incremental interest in AFSM for $19.8 million in cash, resulting in a 40 percent ownership interest with an aggregate investment value of $26.2 million. The Company’s investment in AFSM, which was accounted for under the cost method through the quarter ended March 30, 2018, has been accounted for under the equity method beginning April 1, 2018 following the increase in the Company’s investment.

On October 1, 2018 (the “third closing date”), the Company acquired a 20 percent incremental interest in AFSM for $12.3 million in cash, resulting in a 60 percent majority ownership interest in AFSM with an aggregate investment value of $40.9 million. Consequently, the legal name of AFSM was changed to ON Semiconductor Aizu Co., Ltd. As a result of acquiring majority ownership of AFSM, for reporting periods beginning on or after October 1, 2018, purchase method accounting will be applied, the results of AFSM will be consolidated with the results of the Company and the non-controlling interest held by the minority shareholder will be initially recognized at fair value. Purchase accounting is not complete as of the date of the filing of this Form 10-Q.

Subject to the fulfillment of certain conditions, the Company will be required to increase its ownership interest in AFSM to 100 percent between nine and 18 months following the third closing date.

AFSM, a related party for the quarters ended September 28, 2018 and June 29, 2018, operates a front-end fabrication facility in Aizu-Wakamatsu that manufactures 8-inch wafers based on design specification from its customers, which are primarily the Company and another investor. During the quarter ended September 28, 2018, the Company purchased inventory of approximately $22.6 million and has a payable of $21.1 million to AFSM as of September 28, 2018.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

As of September 28, 2018 and December 31, 2017, the Company had net outstanding foreign exchange contracts with notional amounts of $102.6 million and $130.5 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	September 28, 2018		December 31, 2017
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$—	$—	$(22.9)	$22.9
Japanese Yen	—	—	(40.0)	40.0
Philippine Peso	32.5	32.5	26.4	26.4
Chinese Yuan	18.8	18.8	5.3	5.3
Czech Koruna	10.8	10.8	7.6	7.6
Other Currencies - Buy	31.6	31.6	18.0	18.0
Other Currencies - Sell	(8.9)	8.9	(10.3)	10.3

	$84.8	$102.6	$(15.9)	$130.5

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses in the accompanying Consolidated Balance Sheets. For the quarters ended September 28, 2018 and September 29, 2017, realized and unrealized foreign currency transactions totaled a gain of $0.8 million and a loss of $2.6 million, respectively. For the nine months ended September 28, 2018 and September 29, 2017, realized and unrealized foreign currency transactions totaled a loss of $5.8 million and a loss of $5.4 million, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations associated with the Term Loan “B” Facility. The Company does not use such swap contracts for speculative or trading purposes. These contracts effectively hedge some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge in accordance with ASC 815, and the Company designated it as such. The Company performed effectiveness assessments and concluded that there was no ineffectiveness during the quarters ended September 28, 2018 and September 29, 2017.

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

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

For the quarters and nine months ended September 28, 2018 and September 29, 2017, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

Other

At September 28, 2018, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of September 28, 2018, the counterparties to the Company’s hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 13:	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income before income taxes for the period. In determining the full year estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. Significant judgment is exercised in determining the income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

The Company’s effective tax rate for the quarter ended September 28, 2018 was 22.6%, which differs from the U.S. federal income tax rate of 21.0% primarily due to foreign taxes for which the Company will not receive a U.S. tax credit as a result of U.S. tax reform.

The Company’s effective tax rate for the nine months ended September 28, 2018 was 18.1%, which differs from the U.S. federal income tax rate of 21.0% primarily due to discrete benefits from a net increase in deferred tax assets and the release of valuation allowance against certain foreign deferred tax assets, the release of reserves and interest for uncertain tax positions and equity award excess tax benefits, offset by foreign taxes for which the Company will not receive a U.S. tax credit as a result of U.S. tax reform.

The Company is evaluating certain U.S. tax method changes that, if pursued, would have a material one-time impact to tax expense and the effective tax rate in the year filed. The Company believes it is reasonably possible that it would make these U.S. tax method changes within the next twelve months.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of September 28, 2018, the Company had not completed its accounting for the tax effects of the enactment of the United States Tax Cuts and Jobs Act (the “Tax Act”). In certain cases, however, and specifically as follows, the Company estimated (i) the effects on its existing deferred tax balances and (ii) the effects of the one-time mandatory repatriation tax. The Company recognized a provisional tax benefit of $449.9 million in the year ended December 31, 2017 associated with the items it could estimate. For the quarter and nine months ended September 28, 2018, the Company updated its estimate of the provisional tax benefit related to the Tax Act based on newly issued guidance, which did not have a material impact on the consolidated financial statements. The Company is still analyzing the Tax Act and expects that additional guidance will be provided by the U.S. Department of the Treasury before the end of 2018, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

At September 28, 2018, the Company was not able to reasonably estimate, and therefore has not recorded, deferred taxes for the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or to use the period cost method. The Company has, however, included an estimate of the current impact of GILTI in its tax provision for 2018.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company’s Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $5.1 million and $5.3 million of net interest and penalties accrued at September 28, 2018 and September 29, 2017, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $2.9 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years 2014 and prior are generally not subject to examination by the Internal Revenue Service (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for tax years 2012 and prior. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to major jurisdictions outside the United States, the Company’s subsidiaries are no longer subject to income tax audits for tax years prior to 2007. The Company is currently under audit in the following significant jurisdictions: China, the Czech Republic, Malaysia, Mauritius, Philippines, Singapore and Vietnam.

Note 14:	Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company’s accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2017	$(43.2)	$2.6	$(40.6)

Other comprehensive income prior to reclassifications	0.2	3.1	3.3
Amounts reclassified from accumulated other comprehensive loss	—	1.8	1.8

Net current period other comprehensive income (1)	0.2	4.9	5.1

Balance as of September 28, 2018	$(43.0)	$7.5	$(35.5)

(1)	Effects of cash flow hedges are net of $1.3 million of tax expense for the nine months ended September 28, 2018.

ON SEMICONDUCTOR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company’s Consolidated Statements of Operations and Comprehensive Income (net of tax of $0.2 million and $0.4 million for the quarter and nine months ended September 28, 2018, respectively, and zero for the quarter and nine months September 29, 2017, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Nine Months Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017	Statements of Operations and Comprehensive Income Line Item
Interest rate swaps	$(1.0)	$(0.3)	$(1.8)	$(0.1)	Other income and expense

Total reclassifications	$(1.0)	$(0.3)	$(1.8)	$(0.1)

Note 15:	Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

The Company’s non-cash activities and cash payments for interest and income taxes are as follows (in millions):

	Nine Months Ended
	September 28, 2018	September 29, 2017
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$204.5	$213.4
Cash (received) paid for:
Interest income	$(3.3)	$(1.8)
Interest expense	$56.2	$67.4
Income taxes	$45.0	$48.9

The Company adopted ASU 2016-18 on a retrospective basis during the quarter ended March 30, 2018. The following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	September 28, 2018	December 31, 2017	September 29, 2017	December 31, 2016
Consolidated Balance Sheets:
Cash and cash equivalents	$951.0	$949.2	$901.2	$1,028.1
Restricted cash (included in other current assets)	17.5	17.4	17.4	17.7

Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$968.5	$966.6	$918.6	$1,045.8

The restricted cash balance relates to the consideration held in escrow for the Aptina acquisition to be released upon satisfaction of certain outstanding items contained in the merger agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2017 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended September 28, 2018, included elsewhere in this Form 10-Q. Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. “Risk Factors” of this Form 10-Q and Part I, Item 1A. “Risk Factors” of the 2017 Form 10-K.

Company Highlights for the Quarter Ended September 28, 2018

•	Total revenue of $1,541.7 million

•	Gross margin of 38.7%

•	Net income of $0.38 per diluted share

•	Cash and cash equivalents of $951.0 million

Executive Overview

This Executive Overview presents summary information regarding the industry, markets, business and operating trends of ON Semiconductor Corporation, which was incorporated under the laws of the State of Delaware in 1999, and its subsidiaries (“we,” “us,” “our,” “ON Semiconductor” or the “Company”).

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 7.0% through 2020. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

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

Our portfolio of devices enables us to offer advanced ICs and the “building block” components that deliver system level functionality and design solutions. We shipped approximately 57.1 billion units during the nine months ended September 28, 2018, as compared to 55.0 billion units during the nine months ended September 29, 2017. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today’s ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Operating and Reporting Segments

As many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. As of September 28, 2018, the Company was organized into the following three operating and reporting segments: the Power Solutions Group, the Analog Solutions Group and the Intelligent Sensing Group.

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

The U.S. government has imposed, and is proposing, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by imposing and proposing new or higher tariffs on specified products imported from the United States. U.S. government tariffs may cause an increase in the cost of the products that we import from our factories in China, and may have an adverse effect on our profitability, in the event we are unable to pass on the cost increase to our customers. This increase might also translate into an increase in the sale prices for certain of our products, the impacts of which are currently unknown. For more information, see Part II, Item 1A. “Risk Factors” of this Form 10-Q.

Results of Operations

Quarter Ended September 28, 2018 compared to the Quarter Ended September 29, 2017

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	September 28, 2018	September 29, 2017	Dollar Change
Revenue	$1,541.7	$1,390.9	$150.8
Cost of revenue (exclusive of amortization shown below)	945.1	866.9	78.2

Gross profit	596.6	524.0	72.6
Operating expenses:
Research and development	166.2	151.0	15.2
Selling and marketing	83.1	78.6	4.5
General and administrative	73.3	68.9	4.4
Amortization of acquisition-related intangible assets	28.0	37.3	(9.3)
Restructuring, asset impairments and other, net	4.4	9.7	(5.3)
Goodwill and intangible asset impairment	—	1.5	(1.5)

Total operating expenses	355.0	347.0	8.0

Operating income	241.6	177.0	64.6

Other income (expense), net:
Interest expense	(31.2)	(34.9)	3.7
Interest income	1.3	0.7	0.6
Loss on debt refinancing and prepayment	(0.6)	(6.7)	6.1
Gain on divestiture of business	0.4	12.5	(12.1)
Licensing income	1.0	21.5	(20.5)
Other income (expense)	3.5	(1.8)	5.3

Other income (expense), net	(25.6)	(8.7)	(16.9)

Income before income taxes	216.0	168.3	47.7
Income tax provision	(48.9)	(59.4)	10.5

Net income	167.1	108.9	58.2
Less: Net income attributable to non-controlling interest	(0.2)	(0.2)	—

Net income attributable to ON Semiconductor Corporation	$166.9	$108.7	$58.2

Revenue

Revenue was $1,541.7 million and $1,390.9 million for the quarters ended September 28, 2018 and September 29, 2017, respectively, representing an increase of $150.8 million, or approximately 11%.

Revenue by operating and reporting segments was as follows (dollars in millions):

	Quarter Ended September 28, 2018	As a % of Total Revenue (1)	Quarter Ended September 29, 2017	As a % of Total Revenue (1)
Power Solutions Group	$810.2	52.6%	$706.4	50.8%
Analog Solutions Group	531.7	34.5%	491.6	35.3%
Intelligent Sensing Group	199.8	13.0%	192.9	13.9%

Total revenue	$1,541.7		$1,390.9

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenue from the Power Solutions Group increased by $103.8 million, or approximately 15%, for the quarter ended September 28, 2018 compared to the quarter ended September 29, 2017. The revenue in our Power MOSFET Division increased by $46.7 million, and the revenue in our Integrated Circuits Division increased by $20.2 million, in each case due to increased demand. The revenue in our High Power Division increased by $24.4 million due to entry into new markets and increased demand.

Revenue from the Analog Solutions Group increased by $40.1 million, or approximately 8%, for the quarter ended September 28, 2018 compared to the quarter ended September 29, 2017. The revenue in our Mobile and Computing Division increased by $19.0 million and the revenue in our Automotive Division increased by $12.0 million, in each case both due to increased demand in the markets served.

Revenue from the Intelligent Sensing Group increased by $6.9 million, or approximately 4%, for the quarter ended September 28, 2018 compared to the quarter ended September 29, 2017. The revenue in our Automotive Solutions Division increased by $17.2 million due to increased demand and was partially offset by a decrease in revenue of $10.7 million in our Consumer Solutions Division, primarily as a result of the exit of the Mobile CIS business.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, was as follows (dollars in millions):

	Quarter Ended September 28, 2018	As a % of Total Revenue (1)	Quarter Ended September 29, 2017	As a % of Total Revenue (1)
United States	$221.6	14.4%	$171.3	12.3%
United Kingdom	241.6	15.7%	154.1	11.1%
Hong Kong	361.0	23.4%	477.6	34.3%
Singapore	573.1	37.2%	360.7	25.9%
Other	144.4	9.4%	227.2	16.3%

Total	$1,541.7		$1,390.9

(1)	Certain amounts may not total due to rounding of individual amounts.

For the quarter ended September 28, 2018, we had one customer, a distributor, who accounted for 12% of our total consolidated revenue. For the quarter ended September 29, 2017, no single customer, including any distributor, accounted for 10% or more of our total consolidated revenue.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reporting segments was as follows (dollars in millions):

	Quarter Ended September 28, 2018	As a % of Segment Revenue (1)	Quarter Ended September 29, 2017	As a % of Segment Revenue (1)
Power Solutions Group	$297.9	36.8%	$244.1	34.6%
Analog Solutions Group	224.3	42.2%	208.3	42.4%
Intelligent Sensing Group	80.7	40.4%	80.8	41.9%

Gross profit for reporting segment	$602.9		$533.2
Unallocated manufacturing costs	(6.3)	(0.4)%	(9.2)	(0.7)%

Consolidated gross profit	$596.6	38.7%	$524.0	37.7%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $596.6 million for the quarter ended September 28, 2018 compared to $524.0 million for the quarter ended September 29, 2017. Gross profit increased by $72.6 million or 14%, and is primarily due to an increase in gross profit in our Power Solutions Group and Analog Solutions Group.

Gross profit as a percentage of revenue increased to approximately 38.7% for the quarter ended September 28, 2018 from approximately 37.7% for the quarter ended September 29, 2017. The increase was primarily due to product mix.

Operating Expenses

Research and development expenses were $166.2 million for the quarter ended September 28, 2018 compared to $151.0 million for the quarter ended September 29, 2017, representing an increase of $15.2 million, or approximately 10%. This increase was primarily in the area of payroll and payroll related costs due to additional headcount as well as an increase in the cost of the materials utilized in research and development.

Selling and marketing expenses were $83.1 million for the quarter ended September 28, 2018, compared to $78.6 million for the quarter ended September 29, 2017, representing an increase of $4.5 million, or approximately 6%. There were no significant changes in any of the major expense categories.

General and administrative expenses were $73.3 million for the quarter ended September 28, 2018, compared to $68.9 million in the quarter ended September 29, 2017, representing an increase of $4.4 million, or approximately 6%. There were no significant changes in any of the major expense categories.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $28.0 million and $37.3 million for the quarters ended September 28, 2018 and September 29, 2017, respectively, representing a period-over-period decrease of $9.3 million, or approximately 25%. The decrease was primarily due to the additional amortization of $8.1 million of intangible assets during the quarter ended September 29, 2017, representing the value of the technologies transferred under a licensing transaction.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $4.4 million for the quarter ended September 28, 2018 compared to $9.7 million for the quarter ended September 29, 2017, representing a decrease of $5.3 million, or approximately 54.6%, which was attributable to the restructuring programs in effect during the respective quarters.

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets impairment was zero for the quarter ended September 28, 2018 compared to $1.5 million for the quarter ended September 29, 2017. During the quarter ended September 29, 2017, we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $1.5 million.

Interest Expense

Interest expense decreased by $3.7 million to $31.2 million during the quarter ended September 28, 2018 compared to $34.9 million during the quarter ended September 29, 2017 primarily due to repayments of outstanding balances offset by a marginal increase in interest rates. Our average gross long-term debt balance (including current maturities) for the quarter ended September 28, 2018 was $2,932.1 million at a weighted-average interest rate of approximately 4.3%, compared to $3,299.2 million at a weighted-average interest rate of approximately 4.2% for the quarter ended September 29, 2017.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was $0.6 million for the quarter ended September 28, 2018 compared to $6.7 million for the quarter ended September 29, 2017. The loss is attributable to the unamortized debt discount and issuance costs written-off relating to the partial pay-down of the Term Loan “B” Facility. We repaid $20.0 million of the Term Loan “B” Facility during the quarter ended September 28, 2018 and $200.0 million during the quarter ended September 29, 2017.

Gain on Divestiture of Business

Gain on divestiture of business was $0.4 million for the quarter ended September 28, 2018 compared to $12.5 million for the quarter ended September 29, 2017. The gain during the quarter ended September 29, 2017 was attributable to the divestiture of Xsens Holding B.V. (“Xsens”) under a share purchase agreement with mCube Hong Kong Limited (“mCube”).

Licensing Income

Licensing income was $1.0 million for the quarter ended September 28, 2018 compared to $21.5 million for the quarter ended September 29, 2017. The licensing income during the quarter ended September 29, 2017 was attributable to the income recognized pursuant to the achievement of the established criteria under the various agreements. We have completed recognizing licensing income under the existing agreements as of September 28, 2018.

Other Income (Expense)

Other income (expense) increased by $5.3 million to income of $3.5 million for the quarter ended September 28, 2018, compared to an expense of $1.8 million for the quarter ended September 29, 2017. The increase is primarily attributable to the income recognized under the equity method investment from AFSM and the impact of our hedging activity.

Provision for Income Taxes

We recorded an income tax provision of $48.9 million and $59.4 million during the quarters ended September 28, 2018 and September 29, 2017, respectively.

The income tax provision for the quarter ended September 28, 2018 consisted of $57.1 million for income and withholding taxes of certain of our foreign and domestic operations and $0.1 million relating to equity award tax shortfalls, offset by discrete benefits of $4.7 million relating to the release of reserves and interest for uncertain tax positions, $1.8 million relating to the resolution of a foreign tax dispute, and $1.8 million of net tax benefits relating to SAB 118 and other prior year adjustments.

The income tax provision for the quarter ended September 29, 2017 consisted primarily of $63.8 million for income and withholding taxes of certain of our foreign and domestic operations and $0.3 million of new interest on existing reserves for uncertain tax positions, offset by a discrete benefit of $4.7 million relating to equity award excess tax benefits.

We expect our future effective tax rate, before discrete items, to be between 23% and 27% until we fully utilize all of our U.S. federal net operating losses. The primary difference between our estimated future effective tax rate and the federal statutory rate of 21% is due to foreign taxes for which the Company will not receive a U.S. tax credit as a result of U.S. tax reform. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses net operating losses and credits have been utilized. We continue to maintain a full valuation allowance on our U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain other foreign jurisdictions.

We are evaluating certain U.S. tax method changes that, if pursued, would have a material one-time impact to tax expense and the effective tax rate in the year filed. It is not expected that these U.S. tax method changes would materially impact cash taxes. We believe it is reasonably possible that we would make these U.S. tax method changes within the next twelve months.

Results of Operations

Nine Months Ended September 28, 2018 Compared to the Nine Months Ended September 29, 2017

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	September 28, 2018	September 29, 2017	Dollar Change
Revenue	$4,375.2	$4,165.6	$209.6
Cost of revenue (exclusive of amortization shown below)	2,706.2	2,646.5	59.7

Gross profit	1,669.0	1,519.1	149.9
Operating expenses:
Research and development	488.5	436.7	51.8
Selling and marketing	242.6	235.6	7.0
General and administrative	218.8	213.9	4.9
Amortization of acquisition-related intangible assets	83.3	95.0	(11.7)
Restructuring, asset impairments and other, net	8.0	16.1	(8.1)
Goodwill and intangible asset impairment	3.3	7.7	(4.4)

Total operating expenses	1,044.5	1,005.0	39.5

Operating income	624.5	514.1	110.4

Other income (expense), net:
Interest expense	(95.3)	(108.0)	12.7
Interest income	3.3	1.8	1.5
Loss on debt refinancing and prepayment	(4.6)	(32.9)	28.3
Gain on divestiture of business	5.0	12.5	(7.5)
Licensing income	32.9	45.4	(12.5)
Other income (expense)	0.5	(6.4)	6.9

Other income (expense), net	(58.2)	(87.6)	29.4

Income before income taxes	566.3	426.5	139.8
Income tax provision	(102.4)	(144.5)	42.1

Net income	463.9	282.0	181.9
Less: Net income attributable to non-controlling interest	(2.1)	(1.2)	(0.9)

Net income attributable to ON Semiconductor Corporation	$461.8	$280.8	$181.0

During the quarter ended March 31, 2017, we were able to estimate upfront the effects of returns and allowances and record revenue at the time of shipments to our distributors. Prior to this, we recognized revenue from distributors under the sell-through method as we did not have the ability to estimate the effects of returns and allowances. This change resulted in us recognizing an additional $155.1 million in revenue during the first quarter of 2017, which resulted in an increase of $59.0 million to gross profit and income before income taxes. The impact of this change is reflected in the discussion below.

Revenue

Revenue was $4,375.2 million and $4,165.6 million for the nine months ended September 28, 2018 and September 29, 2017, respectively, representing an increase of $209.6 million, or approximately 5.0%. Excluding the one-time impact of the change in revenue recognition on distributor sales for the nine months ended September 29, 2017 amounting to $155.1 million, revenue increased by $364.7 million, or approximately 9%.

Revenue by operating reporting segments was as follows (dollars in millions):

	Nine Months Ended September 28, 2018	As a % of Total Revenue (1)	Nine Months Ended September 29, 2017	As a % of Total Revenue (1)
Power Solutions Group	$2,251.0	51.4%	$2,121.6	50.9%
Analog Solutions Group	1,541.1	35.2%	1,463.7	35.1%
Intelligent Sensing Group	583.1	13.3%	580.3	13.9%

Total revenue	$4,375.2		$4,165.6

(1)	Certain amounts may not total due to rounding of individual amounts.

Revenue from the Power Solutions Group increased by $129.4 million, or approximately 6%, for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. Excluding $107.8 million from the change in revenue recognition on distributor sales for the nine months ended September 29, 2017, the revenue in our Power MOSFET Division increased by $117.3 million due to increased demand, and the revenue in our High Power Division increased by $83.0 million due to entry into new markets and increased demand.

Revenue from the Analog Solutions Group increased by $77.4 million, or approximately 5%, for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. Excluding $42.1 million from the change in revenue recognition on distributor sales for the nine months ended September 29, 2017, revenue in our Mobile and Computing Division increased by $50.1 million, and the revenue in our Automotive Division increased by $46.9 million, both due to increased demand in the markets served.

Revenue from the Intelligent Sensing Group increased by $2.8 million for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017. Excluding $5.1 million from the change in revenue recognition on distributor sales for the nine months ended September 29, 2017, the revenue in our Automotive Solutions Division increased by $49.4 million due to increased demand, offset by a decrease of $40.2 million in our Consumer Solutions Division, primarily as a result of the exit of the Mobile CIS business.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, was as follows (dollars in millions):

	Nine Months Ended September 28, 2018	As a % of Total Revenue (1)	Nine Months Ended September 29, 2017	As a % of Total Revenue (1)
United States	$638.3	14.6%	$560.2	13.4%
United Kingdom	717.6	16.4%	472.9	11.4%
Hong Kong	1,126.8	25.8%	1,394.9	33.5%
Singapore	1,439.8	32.9%	1,038.6	24.9%
Other	452.7	10.3%	699.0	16.8%

Total	$4,375.2		$4,165.6

(1)	Certain amounts may not total due to rounding of individual amounts.

For the nine months ended September 28, 2018 we had one customer, a distributor, who accounted for 10% of our total consolidated revenue. For the nine months ended September 29, 2017, no single customer, including any distributor, accounted for 10% or more of our total consolidated revenue.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reporting segments was as follows (dollars in millions):

	Nine Months Ended September 28, 2018	As a % of Segment Revenue (1)	Nine Months Ended September 29, 2017	As a % of Segment Revenue (1)
Power Solutions Group	$804.2	35.7%	$716.6	33.8%
Analog Solutions Group	650.4	42.2%	613.4	41.9%
Intelligent Sensing Group	245.0	42.0%	223.1	38.4%

Gross profit for reporting segment	$1,699.6		$1,553.1
Unallocated manufacturing costs	(30.6)	(0.7)%	(34.0)	(0.8)%

Consolidated gross profit	$1,669.0	38.1%	$1,519.1	36.5%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $1,669.0 million for the nine months ended September 28, 2018 compared to $1,519.1 million for the nine months ended September 29, 2017. Gross profit for the nine months ended September 29, 2017 was positively impacted by $59.0 million due to the change in revenue recognition on distributor sales and negatively impacted by $13.2 million of expensing of fair market value of inventory step-up from the Fairchild acquisition. Excluding these items, gross profit increased by $195.7 million, or 13.3%, for the nine months ended September 28, 2018 compared to the nine months ended September 29, 2017, primarily due to an increase in gross profits in the Power Solutions Group and the Analog Solutions Group.

Gross profit as a percentage of revenue increased to approximately 38.1% for the nine months ended September 28, 2018 from approximately 36.5% for the nine months ended September 29, 2017. The increase was primarily due to product mix.

Operating Expenses

Research and development expenses were $488.5 million for the nine months ended September 28, 2018 compared to $436.7 million for the nine months ended September 29, 2017, representing an increase of $51.8 million, or approximately 11.9%. This increase was primarily in the area of payroll and payroll related costs due to additional headcount as well as an increase in the cost of the materials utilized in research and development.

Selling and marketing expenses were $242.6 million for the nine months ended September 28, 2018 compared to $235.6 million for the nine months ended September 29, 2017, representing an increase of $7.0 million, or approximately 3.0%. There were no significant changes in any of the major expense categories.

General and administrative expenses were $218.8 million for the nine months ended September 28, 2018 compared to $213.9 million in the nine months ended September 29, 2017, representing an increase of $4.9 million, or approximately 2.3%. There were no significant changes in any of the major expense categories.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $83.3 million and $95.0 million for the nine months ended September 28, 2018 and September 29, 2017, respectively, representing a decrease of $11.7 million, or approximately 12.3%. This was primarily due to the additional amortization of $8.1 million of intangible assets during the nine months ended September 29, 2017, representing the value of the technology transferred under a licensing transaction.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $8.0 million for the nine months ended September 28, 2018 compared to $16.1 million for the nine months ended September 29, 2017, respectively, representing a decrease of $8.1 million, or approximately 50.3%, attributable to the restructuring programs in effect during the respective periods.

Goodwill and Intangible Asset Impairment

Goodwill and intangible assets impairment was $3.3 million for the nine months ended September 28, 2018 compared to $7.7 million for the nine months ended September 29, 2017. We recorded a goodwill impairment charge of $3.3 million during the nine months ended September 28, 2018, while in the nine months ended September 29, 2017, we abandoned certain of our previously capitalized IPRD projects and recorded impairment charges of $7.7 million.

Interest Expense

Interest expense decreased by $12.7 million to $95.3 million during the nine months ended September 28, 2018 compared to $108.0 million during the nine months ended September 29, 2017 primarily due to repayments of outstanding balances offset by a marginal increase in the interest rate. Our average gross long-term debt balance (including current maturities) for the nine months ended September 28, 2018 was $3,037.5 million at a weighted-average interest rate of approximately 4.2% compared to $3,499.0 million at a weighted-average interest rate of approximately 4.1% for the nine months ended September 29, 2017.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was $4.6 million for the nine months ended September 28, 2018 compared to $32.9 million for the nine months ended September 29, 2017.

We recorded a debt extinguishment charge of $2.6 million related to the refinancing of the Term Loan “B” facility and expensed $1.4 million of unamortized debt discount and issuance costs attributable to the partial pay-down of the Term Loan “B” facility during the nine months ended September 28, 2018.

During the nine months ended September 29, 2017, we recorded $27.3 million of unamortized debt discount and issuance costs attributable to the partial pay-down of the Term Loan “B” facility and $5.6 million of debt extinguishment charges related to the refinancing of the Term Loan “B” facility.

Gain on Divestiture of Business

Gain on divestiture of business was $5.0 million for the nine months ended September 28, 2018, compared to $12.5 million for the nine months ended September 29, 2017. During the nine months ended September 28, 2018, we divested the transient voltage suppressing diodes business we acquired from Fairchild to TSC America, Inc. and recorded a gain of $4.6 million. The gain recognized during the nine months ended September 29, 2017 was attributable to the divestiture of Xsens under a share purchase agreement with mCube.

Licensing Income

Licensing income was $32.9 million for the nine months ended September 28, 2018 compared to $45.4 million for the nine months ended September 29, 2017, due to the achievement of the established criteria based on which income was recognized under the various licensing agreements. We have completed recognizing licensing income under existing agreements as of September 28, 2018.

Other Income (Expense)

Other income (expense) increased by $6.9 million to income of $0.5 million for the nine months ended September 28, 2018 compared to expense of $6.4 million for the quarter ended September 29, 2017, primarily as a result of the income recognized under the equity method investment from AFSM and an adjustment to contingent consideration.

Provision for Income Taxes

We recorded an income tax provision of $102.4 million and $144.5 million during the nine months ended September 28, 2018 and September 29, 2017, respectively.

The income tax provision for the nine months ended September 28, 2018 consisted of $144.9 million for income and withholding taxes of certain of our foreign and domestic operations, partially offset by $19.4 million relating to a net increase in deferred tax assets and release of valuation allowance against deferred tax assets expected to be realized in the foreseeable future, discrete benefits of $12.2 million relating to the release of reserves and interest for uncertain tax positions, $7.0 million relating to equity award excess tax benefits, $2.1 million of net tax benefits relating to SAB 118 and other prior year adjustments and $1.8 million relating to the resolution of a foreign tax dispute.

The income tax provision for the nine months ended September 29, 2017 consisted primarily of $154.8 million for income and withholding taxes of certain of our foreign and domestic operations and $0.9 million of new interest on existing reserves for uncertain tax positions, offset by a discrete benefit of $1.2 million for reserves and interest for uncertain tax positions which were effectively settled or for which the statute lapsed and a discrete benefit of $10.0 million relating to equity award excess tax benefits.

We expect our future effective tax rate, before discrete items, to be between 23% and 27% until we fully utilize all of our U.S. federal net operating losses. The primary difference between our estimated future effective tax rate and the federal statutory rate of 21% is due to foreign taxes for which the Company will not receive a U.S. tax credit as a result of U.S. tax reform. The change in our future effective tax rate is not anticipated to have an effect on our cash tax until all of our U.S. federal net operating losses and credits have been utilized. We continue to maintain a full valuation allowance on our U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain other foreign jurisdictions.

We are evaluating certain U.S. tax method changes that, if pursued, would have a material one-time impact to tax expense and the effective tax rate in the year filed. It is not expected that these U.S. tax method changes would materially impact cash taxes. We believe it is reasonably possible that we would make these U.S. tax method changes within the next twelve months.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contractual Obligations

As of September 28, 2018, there were no material changes outside of the ordinary course of business to the contractual obligations table, including the notes thereto, contained in the 2017 Form 10-K. See Note 10: ‘‘Commitments and Contingencies’’ for information on operating leases and financing activities (including certain information with respect to our Revolving Credit Facility) and Note 6: ‘‘Balance Sheet Information’’ for information with respect to pension plan information, in each case, in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Our balance of cash and cash equivalents was $951.0 million as of September 28, 2018. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of September 28, 2018 include approximately $411.7 million available within the United States. While we hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States in order to cover our domestic needs, through distributions from our foreign subsidiaries, by utilizing existing credit facilities or through new bank loans or debt obligations.

Off-Balance Sheet Arrangements

In the ordinary course of business, we enter into various operating leases for buildings and equipment, including our mainframe computer system, desktop computers, communications, foundry equipment and service agreements relating to this equipment.

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 28, 2018, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were $1.0 million of letters of credit outstanding under our Revolving Credit Facility as of September 28, 2018, which reduces our borrowing capacity dollar-for-dollar. As of September 28, 2018, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $6.5 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries’ capital lease obligations, equipment financing, lines of credit and real estate mortgages which totaled $71.3 million as of September 28, 2018. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

For our operating leases, we expect to make cash payments and similarly incur expenses totaling $172.5 million as payments come due. We have not recorded any liability in connection with these operating leases, letters of credit and guarantee arrangements. See Note 3: ‘‘Recent Accounting Pronouncements,’’ Note 7: ‘‘Long-Term Debt’’ and Note 10: ‘‘Commitments and Contingencies’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses due to IP infringement, environmental contamination and other property damage, personal injury, our failure to comply with applicable laws, our negligence or willful misconduct or our breach of representations, warranties or covenants related to such matters as title to sold assets.

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

See Note 10: ‘‘Commitments and Contingencies’’ in the notes to our unaudited consolidated financial statements under the heading “Legal Matters” included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 “Business—Government Regulation” of the 2017 Form 10-K for information on certain environmental matters.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. During the quarter ended June 29, 2018, we completed the acquisition of SensL and the divestiture of the transient voltage suppressing diodes business we acquired from Fairchild. See Note 4: ‘‘Acquisitions, Divestitures and Licensing Transactions’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the nine months ended September 28, 2018, we paid approximately $382.8 million for capital expenditures, while during the nine months ended September 29, 2017, we paid approximately $211.8 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2018 is approximately $76.8 million. Our current minimum contractual capital expenditure commitment for 2019 and thereafter is approximately $59.4 million. While our capital expenditures have historically been approximately 6% to 7% of annual revenue, we expect to incur capital expenditures of approximately 8% to 9% of annual revenue for the remainder of 2018 and 2019 to adjust to a higher growth environment and to further improve our manufacturing cost structure. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were approximately $853.2 million and approximately $869.9 million for the nine months ended September 28, 2018 and September 29, 2017, respectively. The decrease of $16.7 million was primarily attributable to the change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents, was $831.3 million at September 28, 2018 and has fluctuated between $831.3 million and $97.1 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents, was $1,782.3 million at September 28, 2018 and has fluctuated between $1,782.3 million and $1,022.0 million at the end of each of our last eight fiscal quarters.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the nine months ended September 28, 2018, our working capital was most significantly impacted by the reclassification of the 1.00% Notes to current portion of long-term debt, our capital expenditures and our repayment of long-term debt, including capital leases. See Note 7: ‘‘Long-Term Debt’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, generally, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 6: ‘‘Balance Sheet Information’’ and Note 13: ‘‘Income Taxes’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Debt Guarantees and Related Covenants

As of September 28, 2018, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility, Revolving Credit Facility and our other debt agreements. Our 1.00% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries. Our 1.625% Notes rank equally in right of payment to all of the Company’s existing and future senior debt and are subordinated to all of the Company’s existing and future secured debt. See Note 7: ‘‘Long-Term Debt’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated interim financial statements included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. Except with respect to our revenue recognition practices included in Note 1: ‘‘Background and Basis of Presentation’’ under the heading “Revenue Recognition Policy” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, there have been no changes to the critical accounting policies as explained in Part 1, Item 7 of the 2017 Form 10-K under the heading “Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ‘‘Recent Accounting Pronouncements’’ in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

As of September 28, 2018, our long-term debt (including current maturities) totaled $2,900.1 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,046.8 million as of September 28, 2018. We do have interest rate exposure with respect to the $853.3 million balance of our variable interest rate debt outstanding as of September 28, 2018. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $4.3 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan “B” Facility.

Except as described above, our exposure to market risk from December 31, 2017 to September 28, 2018 has not changed materially from the information provided in the 2017 Form 10-K.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at September 28, 2018 and December 31, 2017 was $102.6 million and $130.5 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $77.1 million as of September 28, 2018, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 28, 2018.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 28, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 10: ‘‘Commitments and Contingencies’’ under the heading “Legal Matters” in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for legal proceedings and related matters. See also Part I, Item 1 “Business—Government Regulation” of the 2017 Form 10-K for information on certain environmental matters.

Item 1A.	Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. Except for the trends, risks and uncertainties described below related to tariffs and customer base, there have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2017 Form 10-K.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenue and operating performance; economic conditions and markets (including current financial conditions); risks related to our ability to meet our assumptions regarding outlook for revenue and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisition of Fairchild and with other acquisitions and dispositions, including our ability to realize the anticipated benefits of our acquisitions and dispositions; risks that acquisitions or dispositions may disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; significant litigation; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations or financial results; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation, including the impact of the recent U.S. tax legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; and risks involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described from time to time in our SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in the 2017 Form 10-K and Part II, Item 1A “Risk Factors” in the First Quarter Form 10-Q and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2017 Form 10-K and Part II, Item 1A “Risk Factors” in the First Quarter Form 10-Q and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Changes in government trade policies could increase the cost of our products, which may materially adversely affect our sales or profitability.

The U.S. government has imposed and is proposing, among other actions, new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by imposing and proposing new or higher tariffs on specified products imported from the United States. In notices published on April 6, 2018 and June 20, 2018, the Office of the United States Trade Representative issued a determination and requests for public comment under Section 301 under the Trade Act of 1974 (the “Notices”) concerning the proposed imposition of an additional 25% tariff on specified products from China, which products comprised approximately $50.0 billion in estimated annual trade value for calendar year 2018. The list of products set forth in the Notices included transistors, diodes, integrated circuits and other products that we import from China as part of our supply chain. On July 6, 2018, the U.S. government imposed a 25% tariff on transistors from China and on August 23, 2018, the U.S. government imposed a tariff of 25% on diodes and integrated circuits. On September 24, 2018, in retaliation for U.S. tariffs on imports from China, the Government of China imposed tariffs of 10% on transistors and diodes and is expected to increase the tariff to 25% on January 1, 2019 in response to an expected increase of U.S. tariffs to that level. Tariffs on components that we import from China or other nations that have imposed, or may in the future impose, tariffs will cause our expenses to increase, which will adversely affect our profitability unless we are able to exclude our products from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. In addition, future actions or escalations by either the United States or China that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

The loss of one of our largest customers, or a significant reduction in the revenue we generate from these customers, could materially adversely affect our revenue, profitability and results of operations.

Product sales to our ten largest customers have historically accounted for a significant amount of our business. For instance, for each of the years ended December 31, 2017 and 2016, revenue from our 10 largest end-customers collectively represented approximately 24% of our total consolidated revenue for those years, and for the quarter ended September 28, 2018, we had one customer, a distributor, who accounted for approximately 12% of our total consolidated revenue. Many of our customers operate in cyclical industries, and, in the past, we have experienced significant fluctuations from period to period in the volume of our products ordered. Generally, our agreements with our customers impose no minimum or continuing obligations to purchase our products. We cannot assure you that our largest customers will not cease purchasing products from us in favor of products produced by other suppliers, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended September 28, 2018.

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs (in millions) ($)
June 30, 2018 - July 27, 2018	563,296	22.93	550,140	550.6
July 28, 2018 - August 24, 2018	1,944,825	21.41	1,559,468	517.6
August 25, 2018 - September 28, 2018	1,491,339	19.95	1,474,276	488.2

Total	3,999,460	21.08	3,583,884

(1)	These time periods represent our fiscal month start and end dates for the third quarter of 2018.
(2)

The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the Share Repurchase Program.

(3)	The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

During the quarter ended September 28, 2018, we repurchased 3.6 million shares of our common stock for $75.0 million under the Share Repurchase Program.

Under the Share Repurchase Program, we may repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of our common stock over a period of four years from December 1, 2014, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion. As of September 28, 2018, the authorized amount remaining under the Share Repurchase Program was $488.2 million.

See Note 8: ‘‘Earnings Per Share and Equity’’ of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date: October 29, 2018	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and officer duly authorized to sign this report)

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)