Form 10-Q
period 2019-06-28
ON SEMICONDUCTOR CORP
filed 2019-08-05
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Commission File Number) 000-30419
ON SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5005 E. McDowell Road
Phoenix, AZ 85008
(602) 244-6600

(Address, zip code and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ON	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on July 31, 2019:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	410,479,398

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

Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASU	Accounting Standards Update
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuit
CMOS	Complementary metal oxide semiconductor
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
IPRD	In-process research and development
LED	Light-emitting diode
LIBOR	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
LiDAR	Light detection and ranging
MCU	Microcontroller unit
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
Revolving Credit Facility	A $1.9 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan “B” Facility	A $2.4 billion term loan “B” facility created pursuant to the Amended Credit Agreement
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEET
(in millions, except share and per share data)
(unaudited)

	June 28, 2019	December 31, 2018
Assets
Cash and cash equivalents	$885.2	$1,069.6
Receivables, net	713.2	686.0
Inventories	1,273.8	1,225.2
Other current assets	192.0	187.0
Total current assets	3,064.2	3,167.8
Property, plant and equipment, net	2,620.0	2,549.6
Goodwill	1,552.5	932.5
Intangible assets, net	778.0	566.4
Deferred tax assets	242.0	266.2
Other assets	267.8	105.1
Total assets	$8,524.5	$7,587.6
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$542.9	$671.7
Accrued expenses and other current liabilities	618.2	659.1
Current portion of long-term debt	105.7	138.5
Total current liabilities	1,266.8	1,469.3
Long-term debt	3,550.8	2,627.6
Deferred tax liabilities	58.9	54.8
Other long-term liabilities	350.1	241.8
Total liabilities	5,226.6	4,393.5
Commitments and contingencies (Note 11)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 563,192,019 and 558,701,620 issued, 410,050,898 and 413,834,227 outstanding, respectively)	5.6	5.6
Additional paid-in capital	3,757.6	3,702.3
Accumulated other comprehensive loss	(53.4)	(37.9)
Accumulated earnings	1,195.5	979.6
Less: Treasury stock, at cost: 153,141,121 and 144,867,393 shares, respectively	(1,631.0)	(1,478.0)
Total ON Semiconductor Corporation stockholders’ equity	3,274.3	3,171.6
Non-controlling interest	23.6	22.5
Total stockholders' equity	3,297.9	3,194.1
Total liabilities and stockholders' equity	$8,524.5	$7,587.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$1,347.7	$1,455.9	$2,734.3	$2,833.5
Cost of revenue (exclusive of amortization shown below)	848.7	900.9	1,721.6	1,761.1
Gross profit	499.0	555.0	1,012.7	1,072.4
Operating expenses:
Research and development	147.0	167.1	298.8	322.3
Selling and marketing	73.6	81.7	150.7	159.5
General and administrative	74.1	74.6	147.0	145.5
Amortization of acquisition-related intangible assets	27.5	27.9	53.2	55.3
Restructuring, asset impairments and other, net	18.1	3.2	23.7	3.6
Goodwill and intangible asset impairment	0.4	3.3	1.6	3.3
Total operating expenses	340.7	357.8	675.0	689.5
Operating income	158.3	197.2	337.7	382.9
Other income (expense), net:
Interest expense	(33.7)	(32.6)	(65.4)	(64.1)
Interest income	3.0	1.1	5.5	2.0
Loss on debt refinancing and prepayment	(0.4)	(4.0)	(0.4)	(4.0)
Gain on divestiture of business	—	4.6	—	4.6
Licensing income	—	28.1	—	31.9
Other income (expense)	(1.0)	(1.0)	1.1	(3.0)
Other income (expense), net	(32.1)	(3.8)	(59.2)	(32.6)
Income before income taxes	126.2	193.4	278.5	350.3
Income tax provision	(23.3)	(37.1)	(61.5)	(53.5)
Net income	102.9	156.3	217.0	296.8
Less: Net income attributable to non-controlling interest	(1.1)	(1.0)	(1.1)	(1.9)
Net income attributable to ON Semiconductor Corporation	$101.8	$155.3	$215.9	$294.9
Comprehensive income, net of tax:
Net income	$102.9	$156.3	$217.0	$296.8
Foreign currency translation adjustments	0.5	(1.5)	0.6	0.9
Effects of cash flow hedges	(10.2)	1.0	(16.1)	4.8
Other comprehensive income (loss), net of tax	(9.7)	(0.5)	(15.5)	5.7
Comprehensive income	93.2	155.8	201.5	302.5
Comprehensive income attributable to non-controlling interest	(1.1)	(1.0)	(1.1)	(1.9)
Comprehensive income attributable to ON Semiconductor Corporation	$92.1	$154.8	$200.4	$300.6
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.25	$0.36	$0.52	$0.69
Diluted	$0.24	$0.35	$0.52	$0.66
Weighted-average common shares outstanding:
Basic	411.9	427.0	411.3	426.5
Diluted	417.7	444.3	417.8	444.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at March 29, 2019	562,317,091	$5.6	$3,722.5	$(43.7)	$1,093.7	(150,502,511)	$(1,579.9)	$22.5	$3,220.7
Stock option exercises	86,480	—	0.4	—	—	—	—	—	0.4
Shares issued pursuant to the ESPP	527,489	—	7.4	—	—	—	—	—	7.4
RSUs and stock grant awards issued	260,959	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(50,720)	(1.1)	—	(1.1)
Share-based compensation expense	—	—	27.3	—	—	—	—	—	27.3
Repurchase of common stock	—	—	—	—	—	(2,587,890)	(50.0)	—	(50.0)
Comprehensive (loss) income	—	—	—	(9.7)	101.8	—	—	1.1	93.2
Balance at June 28, 2019	563,192,019	$5.6	$3,757.6	$(53.4)	$1,195.5	(153,141,121)	$(1,631.0)	$23.6	$3,297.9

Balance at December 31, 2018	558,701,620	$5.6	$3,702.3	$(37.9)	$979.6	(144,867,393)	$(1,478.0)	$22.5	$3,194.1
Stock option exercises	157,197	—	0.9	—	—	—	—	—	0.9
Shares issued pursuant to the ESPP	527,489	—	7.4	—	—	—	—	—	7.4
RSUs and stock grant awards issued	3,805,713	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(1,275,649)	(27.2)	—	(27.2)
Share-based compensation expense	—	—	47.0	—	—	—	—	—	47.0
Repurchase of common stock	—	—	—	—	—	(6,998,079)	(125.8)	—	(125.8)
Comprehensive (loss) income	—	—	—	(15.5)	215.9	—	—	1.1	201.5
Balance at June 28, 2019	563,192,019	$5.6	$3,757.6	$(53.4)	$1,195.5	(153,141,121)	$(1,631.0)	$23.6	$3,297.9

Balance at March 30, 2018	554,961,297	$5.5	$3,615.5	$(34.4)	$491.7	(127,502,042)	$(1,149.9)	$23.1	$2,951.5
Stock option exercises	69,975	—	0.7	—	—	—	—	—	0.7
Shares issued pursuant to the ESPP	384,047	—	6.8	—	—	—	—	—	6.8
RSUs and stock grant awards issued	204,585	0.1	—	—	—	—	—	—	0.1
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(44,744)	(1.1)	—	(1.1)
Share-based compensation expense	—	—	23.1	—	—	—	—	—	23.1
Repurchase of common stock	—	—	—	—	—	(1,713,130)	(40.0)	—	(40.0)
Other	—	—	—	—	(0.1)	—	—	—	(0.1)
Comprehensive (loss) income	—	—	—	(0.5)	155.3	—	—	1.0	155.8
Balance at June 29, 2018	555,619,904	$5.6	$3,646.1	$(34.9)	$646.9	(129,259,916)	$(1,191.0)	$24.1	$3,096.8

Balance at December 31, 2017	551,873,115	$5.5	$3,593.5	$(40.6)	$351.5	(126,754,921)	$(1,131.1)	$22.2	$2,801.0
Impact of the adoption of ASU 2016-16	—	—	—	—	(1.4)	—	—	—	(1.4)
Impact of the adoption of ASC 606	—	—	—	—	2.1	—	—	—	2.1
Stock option exercises	614,676	—	4.3	—	—	—	—	—	4.3
Shares issued pursuant to the ESPP	384,047	—	6.8	—	—	—	—	—	6.8
RSUs and stock grant awards issued	2,748,066	0.1	—	—	—	—	—	—	0.1
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(791,865)	(19.9)	—	(19.9)
Share-based compensation expense	—	—	41.5	—	—	—	—	—	41.5
Repurchase of common stock	—	—	—	—	—	(1,713,130)	(40.0)	—	(40.0)
Other	—	—	—	—	(0.2)	—	—	—	(0.2)
Comprehensive income	—	—	—	5.7	294.9	—	—	1.9	302.5
Balance at June 29, 2018	555,619,904	$5.6	$3,646.1	$(34.9)	$646.9	(129,259,916)	$(1,191.0)	$24.1	$3,096.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities:
Net income	$217.0	$296.8
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	279.8	245.4
Loss on sale or disposal of fixed assets	0.4	2.4
Gain on divestiture of business	—	(4.6)
Loss on debt refinancing and prepayment	0.4	4.0
Amortization of debt discount and issuance costs	6.6	6.7
Payments for term debt modification	—	(1.1)
Share-based compensation expense	47.0	41.5
Non-cash interest on convertible notes	18.4	17.6
Goodwill and intangible asset impairment charges	1.6	3.3
Change in deferred taxes	32.3	43.2
Other	1.5	(1.0)
Changes in assets and liabilities (exclusive of the impact of acquisition and divestiture):
Receivables	(3.7)	(28.8)
Inventories	(3.5)	(106.3)
Other assets	(8.4)	(4.9)
Accounts payable	(89.9)	21.3
Accrued expenses and other current liabilities	(133.8)	(29.8)
Other long-term liabilities	(4.9)	(10.7)
Net cash provided by operating activities	360.8	495.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(310.5)	(252.4)
Proceeds from sales of property, plant and equipment	1.4	6.0
Deposits made for purchase of property, plant and equipment	(0.3)	(13.7)
Purchase of business, net of cash acquired	(867.0)	(70.7)
Purchase of license and deposit made for manufacturing facility	(100.0)	—
Proceeds from divestiture of business and release of escrow	5.0	5.6
Proceeds from repayment of note receivable	—	10.2
Equity method investment	—	(19.8)
Net cash used in investing activities	(1,271.4)	(334.8)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	13.8	6.9
Proceeds from exercise of stock options	0.9	4.3
Payment of tax withholding for RSUs	(27.2)	(19.9)
Repurchase of common stock	(125.8)	(40.0)
Borrowings under debt agreements	904.3	7.5
Payment of debt issuance and other financing costs	(4.7)	—
Repayment of long-term debt	(38.6)	(215.4)
Payment of finance lease obligations	(0.4)	(3.2)
Net cash provided by (used in) financing activities	722.3	(259.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.3	0.7
Net decrease in cash, cash equivalents and restricted cash	(188.0)	(98.9)
Cash, cash equivalents and restricted cash, beginning of period (Note 16)	1,087.1	966.6
Cash, cash equivalents and restricted cash, end of period (Note 16)	$899.1	$867.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," “us,” “our,” or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2019 having ended on June 28, 2019 and each fiscal year ending on December 31. The quarters ended June 28, 2019 and June 29, 2018 each contained 91 days. The six months ended June 28, 2019 and June 29, 2018 contained 179 and 180 days, respectively. As of June 28, 2019, the Company was organized into the following three operating and reporting segments: the Power Solutions Group ("PSG"), the Analog Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG"). Additional details on the Company’s operating and reporting segments are included in Note 2: ''Revenue and Segment Information.''

The accompanying unaudited financial statements as of and for the quarter and six months ended June 28, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2018 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 20, 2019 (the “2018 Form 10-K”). Financial results for interim periods are not necessarily indicative of the results of operations that may be expected for a full fiscal year.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories; (iii) fair values of share-based compensation and of financial instruments; (iv) assumptions used in business combinations; and (v) measurement of valuation allowances against deferred tax assets and evaluations of unrecognized tax benefits. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of goodwill, indefinite-lived intangible assets and long-lived assets. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

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

Revenue and gross profit for the Company’s operating and reporting segments were as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	PSG	ASG	ISG	Total
For the quarter ended June 28, 2019:
Revenue from external customers	$700.9	$462.0	$184.8	$1,347.7
Gross profit	$255.7	$184.7	$65.9	$506.3
For the quarter ended June 29, 2018:
Revenue from external customers	$748.2	$513.2	$194.5	$1,455.9
Gross profit	$267.1	$219.3	$82.6	$569.0
For the six months ended June 28, 2019:
Revenue from external customers	$1,405.1	$956.1	$373.1	$2,734.3
Gross profit	$504.7	$384.8	$140.8	$1,030.3
For the six months ended June 29, 2018:
Revenue from external customers	$1,440.8	$1,009.4	$383.3	$2,833.5
Gross profit	$506.3	$426.1	$164.3	$1,096.7

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Gross profit for reporting segments	$506.3	$569.0	$1,030.3	$1,096.7
Less: Unallocated manufacturing costs	(7.3)	(14.0)	(17.6)	(24.3)
Consolidated gross profit	$499.0	$555.0	$1,012.7	$1,072.4

Revenue for the Company's operating and reporting segments disaggregated into geographic locations and sales channels were as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended June 28, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$213.3	$130.5	$36.1	$379.9
Hong Kong	206.2	108.3	33.9	348.4
United Kingdom	118.0	76.4	35.0	229.4
United States	99.6	93.0	30.9	223.5
Other	63.8	53.8	48.9	166.5
Total	$700.9	$462.0	$184.8	$1,347.7

Sales Channel
Distributors	$433.5	$230.1	$116.8	$780.4
OEM	223.3	197.7	58.7	479.7
Electronic Manufacturing Service Providers	44.1	34.2	9.3	87.6
Total	$700.9	$462.0	$184.8	$1,347.7

	Six Months Ended June 28, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$438.3	$283.5	$83.3	$805.1
Hong Kong	406.8	220.3	59.3	686.4
United Kingdom	243.8	155.9	76.6	476.3
United States	188.5	185.6	63.0	437.1
Other	127.7	110.8	90.9	329.4
Total	$1,405.1	$956.1	$373.1	$2,734.3

Sales Channel
Distributors	$857.2	$464.9	$223.1	$1,545.2
OEM	459.5	418.8	130.2	1,008.5
Electronic Manufacturing Service Providers	88.4	72.4	19.8	180.6
Total	$1,405.1	$956.1	$373.1	$2,734.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended June 29, 2018
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$244.1	$157.8	$31.9	$433.8
Hong Kong	229.4	133.1	42.4	404.9
United Kingdom	124.5	82.4	35.5	242.4
United States	98.2	85.9	33.4	217.5
Other	52.0	54.0	51.3	157.3
Total	$748.2	$513.2	$194.5	$1,455.9

Sales Channel
Distributors	$482.0	$257.5	$115.3	$854.8
OEM	219.8	220.0	69.0	508.8
Electronic Manufacturing Service Providers	46.4	35.7	10.2	92.3
Total	$748.2	$513.2	$194.5	$1,455.9

	Six Months Ended June 29, 2018
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$472.5	$319.0	$75.2	$866.7
Hong Kong	434.6	255.6	75.6	765.8
United Kingdom	243.1	161.5	71.4	476.0
United States	192.7	164.1	59.9	416.7
Other	97.9	109.2	101.2	308.3
Total	$1,440.8	$1,009.4	$383.3	$2,833.5

Sales Channel
Distributors	$934.6	$511.6	$230.2	$1,676.4
OEM	417.9	427.6	133.5	979.0
Electronic Manufacturing Service Providers	88.3	70.2	19.6	178.1
Total	$1,440.8	$1,009.4	$383.3	$2,833.5

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

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	June 28, 2019	December 31, 2018
United States	$631.9	$616.9
Other	625.7	597.6
Philippines	457.3	474.5
Korea	441.7	383.1
China	245.3	248.4
Malaysia	218.1	229.1
Total	$2,620.0	$2,549.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 3: Recent Accounting Pronouncements

ASU Adopted:

ASU No. 2016-02 - Leases (Topic 842) (“ASU 2016-02”), ASU No. 2018-10 - Codification improvements to Topic 842, Leases (“ASU 2018-10”), ASU No. 2018-11 - Leases (Topic 842) (“ASU 2018-11”) (collectively, the “New Leasing Standard”)

In February 2016, the FASB issued ASU 2016-02, which amended the accounting treatment for leases. ASU 2016 -02 requires that a lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11. ASU 2018-10 provides certain areas for improvement in ASU 2016-02 and ASU 2018-11 provides an additional optional transition method by allowing entities to initially apply the New Leasing Standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption (the "effective date method"). The New Leasing Standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company adopted the New Leasing Standard as of January 1, 2019 using the effective date method by recording right-of-use assets of $112.3 million, net of deferred rent liabilities of $5.1 million that were reclassified to right-of-use assets, and lease liabilities of $117.4 million. Under this method, periods prior to 2019 remain unchanged. The Company applied the practical expedients relating to the leases that commenced before January 1, 2019 whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. See Note 7: ''Balance Sheet Information'' for further information and disclosures relating to the New Leasing Standard.

Note 4: Acquisitions

Acquisition of Quantenna

On June 19, 2019, the Company acquired 100% of the outstanding shares of Quantenna Communications, Inc. ("Quantenna"), a global leader and innovator of high performance Wi-Fi solutions, whereby Quantenna became a wholly-owned subsidiary of the Company. The acquisition of Quantenna creates a strong platform for addressing connectivity solutions for industrial IoT by combining the Company's expertise in power management and bluetooth technologies with Quantenna's Wi-Fi technologies and software capabilities.

The purchase price consideration for the acquisition totaled $1,039.3 million, of which $1,000.4 million was paid in cash during the quarter ended June 28, 2019. The remaining amount of $38.9 million associated with Quantenna employees' prior equity awards, will be paid in multiple intervals through 2023. The acquisition was funded by a draw of $900.0 million against the Company's Revolving Credit Facility, as well as with cash on hand. See Note 8: ''Long-Term Debt'' for further information on the Revolving Credit Facility.

From the closing date of the Quantenna acquisition through June 28, 2019, the Company recognized approximately $2.2 million in revenue and $17.2 million in net loss relating to Quantenna, which included the amortization of fair market value step-up of inventory and intangible assets and restructuring charges.

Following the acquisition, Quantenna changed its name to ON Semiconductor Connectivity Solutions, Inc.

The following table presents the provisional allocation of the purchase price of Quantenna for the assets acquired and liabilities assumed based on their relative fair values (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Initial Estimate
Cash and cash equivalents	$133.4
Receivables	21.2
Inventories	45.0
Other current assets	4.3
Property, plant and equipment	16.3
Goodwill	620.0
Intangible assets (excluding IPRD)	180.9
IPRD	55.5
Deferred tax assets	3.3
Other non-current assets	10.5
Total assets acquired	1,090.4
Accounts payable	22.6
Other current liabilities	16.8
Deferred tax liabilities	3.9
Other non-current liabilities	7.8
Total liabilities assumed	51.1
Net assets acquired/purchase price	$1,039.3

Acquired intangible assets of $236.4 million include developed technology of $150.0 million (which are estimated to have an useful life of ten years). The total weighted average amortization period for the acquired intangibles is ten years.

IPRD assets are amortized over the estimated useful life of the assets upon successful completion of the related projects. The value assigned to IPRD was determined by estimating the net cash flows from the projects when completed and discounting the net cash flows to their present value using a discount rate of approximately 12%. The cash flows from IPRD’s significant products are expected to commence from 2020 onwards.

The acquisition produced $620.0 million of goodwill, which has been assigned to a reporting unit within ASG. The goodwill is attributable to a combination of Quantenna's assembled workforce, expectations regarding a more meaningful engagement by the customers due to the scale of the combined company and other product and operating synergies. Goodwill arising from the Quantenna acquisition is not deductible for tax purposes.

The initial estimated purchase price allocation is subject to change as the Company finalizes its determination relating to the valuation of assets and liabilities and finalizes key assumptions, approaches and judgments with respect to intangible assets acquired from Quantenna and the related tax effects. Accordingly, future adjustments may impact the initial estimated amount of goodwill and other allocated amounts represented in the table above.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operation for the quarters and six months ended June 28, 2019 and June 29, 2018 have been prepared as if the acquisition of Quantenna had occurred on January 1, 2018 and includes adjustments for amortization of intangibles, interest expense from financing, restructuring, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$1,385.3	$1,509.3	$2,829.6	$2,932.0
Net income	96.7	135.7	198.5	241.7
Net income attributable to ON Semiconductor Corporation	95.6	134.7	197.4	239.8
Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.23	$0.32	$0.48	$0.56
Diluted	$0.23	$0.30	$0.47	$0.54

Pending Acquisition of Manufacturing Facility and Related Assets

On April 22, 2019, through SCI LLC, the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with GLOBALFOUNDRIES U.S. Inc. (“GFUS”) and GLOBALFOUNDRIES Inc., pursuant to which the Company will acquire GFUS’s East Fishkill, New York site and fabrication facilities, including a post-fabrication facility, support buildings and related assets (the “Transferred Assets”), and assume certain liabilities, including those relating to Company's ownership and operation of the Transferred Assets (collectively, the “Asset Purchase”). The closing of the Asset Purchase is expected to occur on or around December 31, 2022, subject to the satisfaction or waiver of the conditions to closing as specified in the Asset Purchase Agreement. The aggregate purchase price for the Asset Purchase is $400.0 million in cash, subject to adjustment as described in the Asset Purchase Agreement, of which a non-refundable deposit of $70.0 million, subject to downward adjustment, was paid by SCI LLC to GFUS in cash on April 22, 2019. The remaining $330.0 million will be paid on or around the closing date of the Asset Purchase.

In connection with the Asset Purchase Agreement, the parties entered into certain ancillary agreements (the "Ancillary Agreements") pursuant to which SCI LLC will be provided with technology transfer and development services as well as foundry services prior to the closing date, and GFUS will be provided foundry services for a limited period of time following the closing date. Pursuant to the Ancillary Agreements, on April 22, 2019, SCI LLC paid GFUS a license fee in the amount of $30.0 million in cash, subject to upward adjustment, for certain technology. This amount has been recorded as an intangible asset in our Consolidated Balance Sheet as of June 28, 2019 and will be amortized when the revenue from the sale of products under the Ancillary Agreement commences.

The Company incurred approximately $4.0 million of expenses in connection with these transactions and expects to incur an additional $5.0 million in legal fees, advisory fees and other third party costs on or around the closing date.

Note 5: Goodwill and Intangible Assets

Goodwill

The following table summarizes goodwill by operating and reporting segments (in millions):

	As of
	June 28, 2019			December 31, 2018
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reporting Segments:
PSG	$432.2	$(31.9)	$400.3	$432.2	$(31.9)	$400.3
ASG	1,456.7	(418.9)	1,037.8	836.7	(418.9)	417.8
ISG	114.4	—	114.4	114.4	—	114.4
	$2,003.3	$(450.8)	$1,552.5	$1,383.3	$(450.8)	$932.5

The following table summarizes the change in goodwill from December 31, 2018 through June 28, 2019 (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Net balance as of December 31, 2018	$932.5
Addition due to business combination	620.0
Net balance as of June 28, 2019	$1,552.5

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events during the quarter ended June 28, 2019 that would require an interim impairment analysis.

Intangible Assets
Intangible assets, net, were as follows (in millions):

	As of June 28, 2019
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$586.7	$(371.9)	$(20.1)	$194.7
Developed technology	852.5	(395.1)	(2.6)	454.8
IPRD	115.1	—	(24.1)	91.0
Licenses	30.0	—	—	30.0
Other intangibles	83.2	(60.5)	(15.2)	7.5
Total intangible assets	$1,667.5	$(827.5)	$(62.0)	$778.0

	As of December 31, 2018
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$556.7	$(359.1)	$(20.1)	$177.5
Developed technology	698.0	(356.4)	(2.6)	339.0
IPRD	64.1	—	(22.5)	41.6
Other intangibles	82.3	(58.8)	(15.2)	8.3
Total intangible assets	$1,401.1	$(774.3)	$(60.4)	$566.4

During the quarter ended June 28, 2019, the Company abandoned a previously capitalized IPRD project under ISG and recorded an impairment loss of $0.4 million. During the six months ended June 28, 2019, the Company abandoned two previously capitalized IPRD projects under ISG and recorded aggregate impairment losses for such projects in the amount of $1.6 million.

Amortization expense for acquisition-related intangible assets amounted to $27.5 million and $53.2 million for the quarter and six months ended June 28, 2019, respectively, and $27.9 million and $55.3 million for the quarter and six months ended June 29, 2018, respectively. Amortization expense for intangible assets, with the exception of the $91.0 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows for the remainder of 2019, each of the next four years and thereafter (in millions):

Period	Amortization Expense
Remainder of 2019	$67.5
2020	126.9
2021	109.6
2022	93.0
2023	76.2
Thereafter	213.8
Total	687.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Restructuring, Asset Impairments and Other, Net

Summarized activity included in the “Restructuring, asset impairments and other, net” caption on the Company's Consolidated Statement of Operations and Comprehensive Income is as follows (in millions):

	Restructuring	Asset Impairments (1)	Other	Total
Quarter ended June 28, 2019
General workforce reduction	$2.3	$—	$—	$2.3
Post-Quantenna acquisition restructuring	13.8	—	—	13.8
Other	—	2.9	(0.9)	2.0
Total	$16.1	$2.9	$(0.9)	$18.1

	Restructuring	Asset Impairments (1)	Other	Total
Six months ended June 28, 2019
General workforce reduction	$7.8	$—	$—	$7.8
Post-Quantenna acquisition restructuring	13.8	—	—	13.8
Other	—	2.9	(0.8)	2.1
Total	$21.6	$2.9	$(0.8)	$23.7

(1)    Includes, among others, charges for the impairment of right-of-use assets of $2.5 million.

Changes in accrued restructuring charges from December 31, 2018 to June 28, 2019 are summarized as follows (in millions):

	As of			As of
	December 31, 2018	Charges	Usage	June 28, 2019
Estimated employee separation charges	$0.3	$21.8	$(6.0)	$16.1
Other	0.2	—	(0.2)	—
Total	$0.5	$21.8	$(6.2)	$16.1

General workforce reduction

During the first quarter of 2019, the Company approved and began to implement certain restructuring actions aimed at cost savings, primarily through workforce reductions. As of June 28, 2019, the Company had notified approximately 139 employees of their employment termination, 104 of which had exited by June 28, 2019. During the quarter and six months ended June 28, 2019, the expense for this program amounted to $2.3 million and $7.8 million, respectively, of which $2.1 million remained accrued as of June 28, 2019. The Company will continue to evaluate positions for redundancies and may incur additional charges in the future.

Post-Quantenna acquisition restructuring

Following the acquisition of Quantenna and during the quarter ended June 28, 2019, the Company implemented a cost-reduction plan resulting in the elimination of approximately eight executive positions from Quantenna’s workforce, primarily as a result of redundancies. The restructuring expense of $13.8 million, which was attributable to the accelerated vesting of stock awards previously issued by Quantenna and other severance benefits, remained accrued as of June 28, 2019, and will be paid during the third quarter of 2019. The Company will continue to evaluate positions for redundancies and may incur additional charges in the future.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheet consist of the following (in millions):

	As of
	June 28, 2019	December 31, 2018
Inventories:
Raw materials	$140.1	$137.3
Work in process	823.6	760.7
Finished goods	310.1	327.2
	$1,273.8	$1,225.2
Property, plant and equipment, net:
Land	$125.2	$125.5
Buildings	841.3	820.4
Machinery and equipment	4,219.9	3,980.2
Property, plant and equipment, gross	5,186.4	4,926.1
Less: Accumulated depreciation	(2,566.4)	(2,376.5)
	$2,620.0	$2,549.6
Accrued expenses and other current liabilities:
Accrued payroll and related benefits	$160.1	$240.8
Sales related reserves	271.2	294.8
Income taxes payable	30.5	38.2
Other	156.4	85.3
	$618.2	$659.1

Defined Benefit Plans

The Company maintains defined benefit plans for certain of its foreign subsidiaries. The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 28, 2019, the total accrued pension liability for underfunded plans was $119.3 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2018, the total accrued pension liability for underfunded plans was $115.9 million, of which the current portion of $0.2 million was classified as accrued expenses and other current liabilities.

The components of the Company's net periodic pension expense are as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Service cost	$2.4	$2.4	$4.7	$4.9
Interest cost	1.2	1.2	2.5	2.4
Expected return on plan assets	(1.5)	(1.5)	(3.0)	(3.1)
Total net periodic pension cost	$2.1	$2.1	$4.2	$4.2

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company uses its estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date, giving consideration to publicly available data for instruments with similar characteristics. The Company's existing leases do not contain significant restrictive provisions; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company. The lease term includes options to extend the lease when it is reasonably certain that that the option will be exercised. Leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheet. The lease agreements do not contain any residual value guarantees.

The components of lease expense are as follows (in millions):

	Quarter Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Operating lease expense	$8.3	$16.6
Variable lease expense	1.0	2.1
Short-term lease expense	0.6	1.3
Total lease expense	$9.9	$20.0

The lease liabilities recognized in the Consolidated Balance Sheet are as follows (in millions):

As of
June 28, 2019
Accrued expenses and other current liabilities	$29.5
Other long-term liabilities	89.7
$119.2

Operating lease assets of $110.3 million are included in other assets in the Consolidated Balance Sheet as of June 28, 2019. As of June 28, 2019 the weighted-average remaining lease-term was 6.7 years and the weighted-average discount rate was 5.4%.

As of June 28, 2019, there are additional operating lease commitments of approximately $1.1 million that have not yet commenced. The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of June 28, 2019 are as follows (in millions):

Remainder of 2019	$17.8
2020	29.3
2021	22.5
2022	18.6
2023	13.2
Thereafter	49.0
Total lease payments (1)	$150.4
Less: Interest	(31.2)
Amounts recorded in the Consolidated Balance Sheet	$119.2
(1) Excludes $12.3 million of expected cash receipts from sublease income.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The following represents future minimum lease obligations under non-cancelable operating leases as of December 31, 2018 (in millions):

2019	$36.8
2020	27.6
2021	21.9
2022	16.8
2023	12.3
Thereafter	45.4
Total (1)	$160.8
(1) Excludes $12.3 million of expected sublease income.

See Note 16: ''Supplemental Disclosures'' for further information relating to the New Leasing Standard.

Note 8: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	June 28, 2019	December 31, 2018
Amended Credit Agreement:
Revolving Credit Facility due 2022, interest payable monthly at 3.65% and 3.77%, respectively	$1,300.0	$400.0
Term Loan “B” Facility due 2023, interest payable monthly at 4.15% and 4.27%, respectively	1,134.5	1,134.5
1.00% Notes due 2020 (1)	690.0	690.0
1.625% Notes due 2023 (2)	575.0	575.0
Other long-term debt (3)	106.3	139.5
Gross long-term debt, including current maturities	$3,805.8	$2,939.0
Less: Debt discount (4)	(120.0)	(139.4)
Less: Debt issuance costs (5)	(29.3)	(33.5)
Net long-term debt, including current maturities	$3,656.5	$2,766.1
Less: Current maturities	(105.7)	(138.5)
Net long-term debt	$3,550.8	$2,627.6
_______________________

(1)	Interest is payable on June 1 and December 1 of each year at 1.00% annually.

(2)	Interest is payable on April 15 and October 15 of each year at 1.625% annually.

(3)
Consists of U.S. real estate mortgages, term loans, revolving lines of credit and other facilities at certain international locations where interest is payable weekly, monthly or quarterly, with interest rates ranging between 1.00% and 4.00% and maturity dates between 2019 and 2020.

(4)
Debt discount of $31.2 million and $41.6 million for the 1.00% Notes, $80.5 million and $88.5 million for the 1.625% Notes and $8.3 million and $9.3 million for the Term Loan "B" Facility, in each case as of June 28, 2019 and December 31, 2018, respectively.

(5)
Debt issuance costs of $4.4 million and $5.8 million for the 1.00% Notes, $7.7 million and $8.5 million for the 1.625% Notes and $17.2 million and $19.2 million for the Term Loan "B" Facility, in each case as of June 28, 2019 and December 31, 2018, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fifth Amendment to the Amended Credit Agreement

On June 12, 2019, the Company entered into the Fifth Amendment to the Amended Credit Agreement (the “Fifth Amendment”), with the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing lender, the “2019 Incremental Revolving Lenders” party thereto and the “New Required Lenders” party thereto.

The Fifth Amendment provided for, among other things, modifications to the Amended Credit Agreement to: (i) increase the amount that may be borrowed pursuant to the Revolving Credit Facility to $1.9 billion; (ii) extend the maturity date of borrowings under the Revolving Credit Facility to the later of (x) December 30, 2022 or (y) June 12, 2024 so long as the borrowings under the Term Loan “B” Facility have been fully repaid or otherwise redeemed, discharged or defeased on or prior to December 30, 2022, or if the maturity date of borrowings under the Term Loan “B” Facility has been extended prior to December 30, 2022, to a date no earlier than June 12, 2024; and (iii) amend certain financial covenants, including deleting the minimum Interest Coverage Ratio and increasing the maximum Consolidated Total Net Leverage Ratio (as such terms are defined in the Amended Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 during any period of four consecutive fiscal quarters commencing after a Permitted Acquisition (as defined in the Amended Credit Agreement) with consideration in excess of $250.0 million.

The Company incurred third party, legal and other fees of $6.5 million and recorded $0.4 million as loss on extinguishment of debt related to the Fifth Amendment. The remaining unamortized debt issuance costs along with the additional costs incurred for the Fifth Amendment will be amortized straight-line over the term of the Revolving Credit Facility.

Expected maturities relating to the Company’s gross long-term debt (including current maturities) as of June 28, 2019 are as follows (in millions):

Period	Expected Maturities
Remainder of 2019	$52.1
2020	744.1
2021	—
2022	1,300.0
2023	1,709.6
Thereafter	—
Total	$3,805.8

The Company was in compliance with its covenants under all debt agreements as of June 28, 2019.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 9: Earnings Per Share and Equity

Earnings Per Share

Calculations of net income per common share attributable to ON Semiconductor Corporation are as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income attributable to ON Semiconductor Corporation	$101.8	$155.3	$215.9	$294.9
Basic weighted-average common shares outstanding	411.9	427.0	411.3	426.5
Dilutive effect of share-based awards	1.9	4.6	2.6	5.2
Dilutive effect of convertible notes	3.9	12.7	3.9	12.7
Diluted weighted-average common shares outstanding	417.7	444.3	417.8	444.4

Net income per common share attributable to ON Semiconductor Corporation:
Basic	$0.25	$0.36	$0.52	$0.69
Diluted	$0.24	$0.35	$0.52	$0.66

Basic income per common share is computed by dividing net income attributable to ON Semiconductor Corporation by the weighted average number of common shares outstanding during the period.

To calculate the diluted weighted-average common shares outstanding, the number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 0.6 million and zero for the quarters ended June 28, 2019 and June 29, 2018, respectively, and 0.6 million and 0.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively.

The dilutive impact related to the 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements, under which the Company's convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. During the quarter ended June 28, 2019, the average share price exceeded the conversion price for the 1.00% Notes and the impact of the excess over par value is included in calculating the dilutive effect of the convertible notes.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the “Share Repurchase Program”), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company’s common stock over a period of four years from December 1, 2018, subject to certain contingencies. The Share Repurchase Program expires on November 30, 2022.

There were $50.0 million and $125.7 million in repurchases of the Company's common stock under the Share Repurchase Program during the quarter and six months ended June 28, 2019, respectively. As of June 28, 2019, the authorized amount remaining under the Share Repurchase Program was $1,374.3 million. Also, under a previous share repurchase program, there were $40.0 million in repurchases during the quarter and six months ended June 29, 2018.

Information relating to the Share Repurchase Program during the quarter and six months ended June 28, 2019 is as follows (in millions, except per share data):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended	Six Months Ended
	June 28, 2019	June 28, 2019
Number of repurchased shares (1)	2.6	7.0
Aggregate purchase price	$50.0	$125.7
Fees, commissions and other expenses	—	0.1
Total cash used for share repurchases	$50.0	$125.8
Weighted-average purchase price per share (2)	$19.32	$17.97

(1)	None of these shares had been reissued or retired as of June 28, 2019, but may be reissued or retired by the Company at a later date.
(2)    Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Shares with a fair market value equal to the applicable amount of the employee withholding taxes due are withheld by the Company upon the vesting of RSUs to pay the applicable amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable amount of withholding taxes in cash. The amount remitted in the quarter and six months ended June 28, 2019 was $1.1 million and $27.2 million, respectively, for which the Company withheld approximately 0.1 million and 1.3 million shares of common stock, respectively, that were underlying the RSUs that vested. The amount remitted in the quarter and six months ended June 29, 2018 was $1.1 million and $19.9 million, respectively, for which the Company withheld approximately 0.1 million and 0.8 million shares of common stock, respectively, that were underlying the RSUs that vested. Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of June 28, 2019, but may be reissued or retired by the Company at a later date. These repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest

The Company owns 80% of the outstanding equity interests in a joint venture, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), which operates assembly and test operations in Leshan, China. The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2018, the non-controlling interest balance was $22.5 million. This balance increased to $23.6 million as of June 28, 2019, resulting from the non-controlling interest’s $1.1 million share of the earnings for the six months ended June 28, 2019.

Note 10: Share-Based Compensation

Total share-based compensation expense related to the Company's stock options, RSUs, stock grant awards and the ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Cost of revenue	$3.5	$1.8	$5.4	$3.4
Research and development	5.4	4.0	9.0	7.2
Selling and marketing	4.6	4.0	8.4	7.2
General and administrative	13.8	13.3	24.2	23.7
Share-based compensation expense	$27.3	$23.1	$47.0	$41.5
Related income tax benefits at federal rate of 21%	(5.7)	(4.9)	(9.9)	(8.7)
Share-based compensation expense, net of taxes	$21.6	$18.2	$37.1	$32.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

At June 28, 2019, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with time-based service conditions, market-based and performance-based vesting criteria was $112.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. The total intrinsic value of stock options exercised during the quarter and six months ended June 28, 2019 was $1.4 million and $2.5 million, respectively. The Company received cash of $0.4 million and $0.9 million, respectively, during the quarter and six months ended June 28, 2019 from the exercise of stock options. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-based compensation expense is based on awards that are ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% during the quarters and six months ended June 28, 2019 and June 29, 2018.

Shares Available

As of June 28, 2019 and December 31, 2018, there was an aggregate of 26.9 million and 33.7 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of June 28, 2019 and December 31, 2018, there was an aggregate of 5.9 million and 6.5 million shares of common stock, respectively, available for issuance under the ESPP.

Stock Options

The number of options outstanding at December 31, 2018 was 0.3 million at a weighted average exercise price of $6.41 per option, of which 0.2 million options were exercised at a weighted average exercise price of $6.33 per option during the six months ended June 28, 2019. The number of options outstanding at June 28, 2019 was 0.1 million at a weighted average exercise price of $6.58 per option and had an aggregate intrinsic value of $1.6 million. All outstanding options had exercise prices below $20.21 per share, the closing price of the Company's common stock at June 28, 2019, and will expire at varying times between 2019 and 2021.

Restricted Stock Units

RSUs generally vest ratably over three years for service-based equity awards and over two years for performance-based equity awards and market-based equity awards, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the six months ended June 28, 2019 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2018	8.6	$16.59
Granted	4.6	21.77
Released	(3.7)	12.62
Forfeited	(0.3)	19.49
Non-vested RSUs at June 28, 2019	9.2	20.67

Note 11: Commitments and Contingencies

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. (subsequently acquired by Renesas Electronics Corporation) agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility. Any costs to the Company incurred to respond to the above conditions and projects have not been, and are not expected to be, material and any future payments the Company makes in connection with such liabilities are not expected to be material.

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
Financing Contingencies
In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of June 28, 2019, the Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. As of June 28, 2019, there were letters

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

of credit in the amount of $1.0 million outstanding under the Revolving Credit Facility, which reduces the Company's borrowing capacity. As of June 28, 2019, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $11.4 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries' finance lease obligations, equipment financing, lines of credit and real estate mortgages, which totaled $53.9 million as of June 28, 2019.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Similarly, the agreement and plan of merger relating to the acquisition of Quantenna (the “Quantenna Agreement”) provides for indemnification and insurance rights in favor of Quantenna’s then current and former directors, officers, employees and agents. Specifically, the Company has agreed that, for no fewer than six years following the Quantenna acquisition, the Company will: (a) indemnify and hold harmless each such indemnified party to the fullest extent permitted by Delaware law in the event of any threatened or actual claim suit, action, proceeding or investigation against the indemnified party based in whole or in part on, or pertaining to, such person’s serving as a director, officer, employee or agent of Quantenna or its subsidiaries or predecessors prior to the effective time of the acquisition or in connection with the Quantenna Agreement; (b) maintain in effect provisions of the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries regarding the elimination of liability of directors and indemnification of officers, directors and employees that are no less advantageous to the intended beneficiaries than the corresponding provisions in the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries in existence on the date of the Quantenna Agreement; and (c) obtain and fully pay the premium for a non-cancelable extension of directors’ and officers’ liability coverage of Quantenna’s directors’ and officers’ policies and Quantenna’s fiduciary liability insurance policies in effect as of the date of the Quantenna Agreement.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Power Integrations, Inc. v. Fairchild Semiconductor International, Inc. et al. (October 20, 2004, Delaware, 1:04-cv-01371-LPS): PI filed this lawsuit in 2004 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain of Fairchild’s pulse width modulation (“PWM”) integrated circuit products infringed U.S. patents owned by PI. The lawsuit sought a permanent injunction as well as money damages for Fairchild’s alleged infringement. In October 2006, a jury returned a willful infringement verdict and assessed damages against Fairchild. Fairchild voluntarily stopped U.S. sales and importation of those products in 2007 and has been offering replacement products since 2006. In December 2008, the judge overseeing the case reduced the jury’s 2006 damages award from $34.0 million to approximately $6.1 million and ordered a new trial on the issue of willfulness. Following the new trial held in June 2009, the court found Fairchild’s infringement to have been willful, and in January 2011 the court awarded PI final damages in the amount of $12.2 million. Fairchild appealed the final damages award, willfulness finding, and other issues to the U.S. Court of Appeals for the Federal Circuit. In March 2013, the Court of Appeals vacated substantially all of the damages award, ruling that there was no basis upon which a reasonable jury could find Fairchild liable for induced infringement. The Court of Appeals also vacated the earlier judgment of willful patent infringement. The full Court of Appeals and the Supreme Court of the United States later denied PI’s request to review the Court of Appeals ruling. The Court of Appeals instructed the lower court to conduct further proceedings to determine damages based on approximately $0.8 million worth of sales and imports of affected products, and to re-assess its finding that the infringement was willful. In December 2017, the lower court reinstated the willfulness finding but stayed resolution of the other outstanding issues, including damages. In June 2018, the Supreme Court of the United States decided WesternGeco LLC v. ION Geophysical Corp., in which the Court determined that certain extraterritorial conduct may be relevant to some United States patent litigation. On October 4, 2018, the lower court issued an order finding that WesternGeco implicitly overruled the Court of Appeals’ 2013 decision in this case and stated that PI would be allowed to seek recovery of worldwide damages in a future retrial on damages. The lower court also, however, certified its October 4, 2018 order for interlocutory review by the Court of Appeals. The Court of Appeals has accepted the interlocutory appeal. Briefing in that appeal is completed, and the parties are awaiting the scheduling of oral argument.

Power Integrations, Inc. v. Fairchild Semiconductor International, Inc. et al. (May 23, 2008, Delaware, 1:08-cv-00309-LPS): This lawsuit was initiated by PI in 2008 in the U.S. District Court for the District of Delaware against Fairchild, alleging that certain other PWM products infringed several U.S. patents owned by PI. On October 14, 2008, Fairchild filed a patent infringement lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that certain PI products infringed U.S. patents owned by Fairchild. Each lawsuit included claims for money damages and a request for a permanent injunction. These two lawsuits were consolidated and heard together in a jury trial in April 2012, during which the jury found that PI infringed one of the two U.S. patents owned by Fairchild and upheld the validity of both of the Fairchild patents. In the same verdict, the jury found that Fairchild infringed two of four U.S. patents asserted by PI and that Fairchild had induced its customers to infringe the asserted patents. (The court later ruled that Fairchild infringed one other asserted PI patent that the jury found was not infringed.) The jury also upheld the validity of the asserted PI patents, and the court entered a permanent injunction against Fairchild. Willfulness and damages were not considered in the April 2012 trial but were reserved for subsequent proceedings. Fairchild and PI appealed the liability phase of this litigation to the U.S. Court of Appeals for the Federal Circuit, which heard arguments in July 2016 and issued a decision in December 2016. In the decision, the appeals court vacated the jury’s finding that Fairchild induced infringement of PI’s patents, held that one of PI’s patents was invalid, vacated the permanent injunction against Fairchild, reversed the jury’s finding that PI infringed the Fairchild patent, and remanded the case back to the lower court for further proceedings consistent with these rulings. A second jury trial was held in this matter in November 2018, with the jury finding that Fairchild induced infringement of both remaining PI patents and that Fairchild’s infringement was willful. The jury also awarded PI damages in the amount of $24.3 million. In the parties’ post-trial motions, PI sought a trebling of the jury verdict in view of the jury’s willfulness finding, pre- and post-judgment interest, and its attorneys’ fees, whereas Fairchild sought judgment as a matter of law in its favor,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

or a new trial, on inducement, willfulness, and damages. On July 22, 2019, the court denied all post-trial motions other than PI’s request for pre-judgment interest, which the court granted and awarded PI $7.1 million, resulting in a total judgment for PI in the amount of approximately $32.0 million. The Company disagrees with the court’s denial of the Company’s post-trial motions and is preparing an appeal.

Power Integrations, Inc. v. Fairchild Semiconductor International Inc. et al. (November 4, 2009, Northern District of California, 3:09-cv-05235-MMC): In 2009, PI sued Fairchild in the U.S. District Court for the Northern District of California, alleging that several of Fairchild’s products infringe three of PI’s patents. Fairchild filed counterclaims asserting that PI infringed two Fairchild patents. During the initial trial on this matter in 2014, a jury found that Fairchild willfully infringed two PI patents, awarded PI $105.0 million in damages and found that PI did not infringe any Fairchild patent. In September 2014, the court granted a motion filed by Fairchild that sought to set aside the jury’s determination that it acted willfully, and held that, as a matter of law, Fairchild’s actions were not willful. In November 2014, in response to another post-trial motion filed by Fairchild, the trial court ruled that the jury lacked sufficient evidence on which to base its damages award and, consequently, vacated the $105.0 million verdict and ordered a second trial on damages. The second damages trial was held in December 2015, in which a jury awarded PI $139.8 million in damages. Fairchild filed a number of post-trial motions challenging the second damages verdict, but the court ruled against Fairchild on these motions and awarded PI approximately $7.0 million in pre-judgment interest. Following the court’s rulings on these issues, PI moved the court to reinstate the jury’s willfulness finding and sought enhanced damages and attorneys’ fees. On January 23, 2017, the court reinstated the jury’s willful infringement finding, but denied PI’s motion for enhanced damages and attorneys’ fees in its entirety. The Company appealed the infringement and damages judgments, and in July 2018, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment with respect to infringement of both PI patents but vacated the damages judgment because PI had presented legally insufficient evidence to support its damages claim. The appellate court thus remanded the case back to the lower court for a new trial on damages. In August 2018, PI requested that the Federal Circuit rehear, en banc, the issues of the vacated damages award, but this request was denied in September 2018. In December 2018, PI filed a petition for certiorari in the Supreme Court of the United States for review of the Federal Circuit's decision, but that request was denied in February 2019. All claims of the two PI patents found to be infringed by Fairchild were previously determined to be unpatentable in several inter partes review administrative proceedings ("IPRs") described below. The unpatentability findings, however, were recently vacated by the Court of Appeals for the Federal Circuit, as also described below. The impact of the USPTO’s unpatentability determinations on the district court judgment is uncertain at this stage of the proceedings.

Fairchild Semiconductor International Inc. et al. v. Power Integrations, Inc. (May 1, 2012, Delaware, 1:12-cv-00540-LPS): In May 2012, Fairchild sued PI in the U.S. District Court for the District of Delaware, and alleged that various PI products infringe Fairchild’s U.S. patents. PI filed counterclaims of patent infringement against Fairchild, asserting five PI patents. Of those five patents, the court granted Fairchild summary judgment of no infringement on one, and PI voluntarily withdrew a second and was forced to remove a third patent during the trial, which began in May 2015. In that trial, the jury found that PI induced infringement of Fairchild’s patent rights and awarded Fairchild $2.4 million in damages. The same jury found that Fairchild infringed a PI patent and awarded PI damages of $0.1 million. Based on the December 2016 appellate court decision in the litigation filed in Delaware in 2008 (described above), on July 13, 2017, the District Court vacated the jury’s finding that PI infringed Fairchild’s patent. A jury trial was held in November 2018 to resolve several outstanding issues prior to appeal in this case. The jury in that trial found that Fairchild induced infringement of the sole PI patent Fairchild had previously been found to infringe and awarded PI damages in the amount of $0.7 million. In the parties’ post-trial motions, PI sought pre- and post-judgment interest and a permanent injunction, whereas Fairchild sought judgment as a matter of law in its favor, or a new trial, on inducement and damages. On July 22, 2019, the court denied all post-trial motions. The Company disagrees with the court’s denial of the Company’s post-trial motions and is preparing an appeal.

Power Integrations, Inc. v. Fairchild Semiconductor International Inc. et al. (October 21, 2015, Northern District of California, 3:15-cv-04854 MMC): In 2015, PI filed another complaint for patent infringement against Fairchild in the U.S. District Court for the Northern District of California, alleging Fairchild's products willfully infringe two PI patents. In the complaint, PI sought a permanent injunction, unspecified damages, a trebling of damages, and an accounting of costs and fees. Fairchild answered and counterclaimed, alleging infringement by PI of four Fairchild patents related to aspects of PI’s products, and also seeking damages and a permanent injunction. The lawsuit is in its earliest stages, and had previously been stayed pending the outcome of the Company’s administrative challenges, which are described below, to the two PI patents asserted against Fairchild. In March 2019, however, the stay was lifted and this case was set for trial in November 2020. Fact discovery is ongoing in this lawsuit. PI has also filed administrative challenges to Fairchild’s asserted patents.

Power Integrations, Inc. v. ON Semiconductor Corporation, and Semiconductor Components Industries, LLC (November 1, 2016, Northern District of California, 5:16-cv-06371-BLF and 5:17-cv-03189): On August 11, 2016, ON Semiconductor Corporation

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and SCI, LLC (collectively referred to in this sub-section as “ON Semi”) filed a lawsuit against PI in the U.S. District Court for the District of Arizona, alleging that PI infringed six patents and seeking a permanent injunction and money damages for the alleged infringement. The lawsuit also sought a claim for a declaratory judgment that ON Semi does not infringe several of PI’s patents. Rather than responding to ON Semi’s lawsuit in Arizona, PI filed a separate lawsuit in the U.S. District Court for the Northern District of California in November 2016, alleging that ON Semi infringes six PI patents, including two of the three PI patents in ON Semi’s declaratory judgment claims from Arizona. PI also moved the Arizona court to dismiss ON Semi’s lawsuit, or in the alternative to transfer the lawsuit to California. Following various procedural motions, ON Semi’s Arizona action has been transferred to the U.S. District Court for the Northern District of California and consolidated with PI’s November 2016 lawsuit, in which PI has subsequently asserted a claim for infringement on the last of the three PI patents in ON Semi’s original declaratory judgment claims. In late 2018, the parties received a claim construction order, which included a finding that claims from several of PI’s asserted patents are invalid. Fact discovery is complete, and summary judgment motions have been filed and argued. Expert discovery concerning infringement, validity, and damages is ongoing. The trial is scheduled for December 2019.

ON Semiconductor Corporation, Inc. and Semiconductor Components Industries, LLC v. Power Integrations, Inc. (March 9, 2017, District of Delaware, 1:17-cv-00247-LPS-CJB): On March 9, 2017, ON Semi filed a lawsuit against PI in the U.S. District Court for the District of Delaware, alleging that PI’s InnoSwitch family of products infringe six of ON Semi’s U.S. patents. Following some procedural motions, PI has since counterclaimed alleging infringement by ON Semi of seven of PI’s U.S. patents. One of those seven patents was dropped by PI because it is asserted against ON Semi in a separate litigation. Both parties seek money damages and a permanent injunction. In late 2018, the parties received a claim construction order, following which ON Semi was forced to stipulate to non-infringement of two of ON Semi’s original six patents. In January 2019, PI voluntarily dropped their claims of infringement on two of PI’s patents, leaving each party with four asserted patents. Fact discovery is complete, and expert discovery concerning infringement, validity, and damages is ongoing, with summary judgment motions due to be filed in August 2019. The trial is scheduled for February 2020.

Semiconductor Components Industries, LLC v. Power Integrations, Inc. (November 2017, Taiwan Intellectual Property Court, 106-Ming-min-bu-Tzu-238): In November 2017, Semiconductor Components Industries, LLC filed a lawsuit against PI in Taiwan, alleging infringement by PI of three of ON Semi’s Taiwanese patents. On April 16, 2019, a first-instance judgment was rendered finding that none of the asserted patents were infringed by PI. The Company disagrees with this first-instance finding and has filed a second-instance review by the Taiwanese IP Court to appeal the adverse first-instance judgment.

Administrative Challenges to PI’s Patents:

In addition to the eight court proceedings described above, there are presently numerous IPRs between PI and ON Semi/Fairchild. Each of these IPRs seeks to invalidate certain claims asserted in the various court proceedings. For the two IPRs filed by ON Semi involving claims asserted in the case filed in 2009 in the Northern District of California, the USPTO previously issued a Final Written Decision finding that all of the claims challenged in those proceedings are unpatentable. The USPTO also previously issued Final Written Decisions in ON Semi’s favor for seven additional IPRs initiated by ON Semi. PI appealed the adverse unpatentability decisions in all but one of these nine initial IPRs brought by ON Semi, and the Court of Appeals for the Federal Circuit recently held that ON Semi’s initial IPRs were time-barred by 35 U.S.C. § 315(b). ON Semi disagrees with that finding and plans to further appeal. In the meantime, the Supreme Court of the United States recently granted certiorari in an unrelated case, Dex Media, Inc. v. Click-to-Call, in which the Supreme Court will determine whether time-bar determinations under 35 U.S.C. § 315(b) are appealable. The impact of the unpatentability determinations in these initial IPRs remains uncertain at this time.

Following the initial round of ON Semi IPRs described immediately above, both PI and ON Semi have filed several additional IPRs (none of which implicate the 35 U.S.C. § 315(b) time-bar issue described above). In six of the proceedings initiated by PI, the USPTO has instituted a review of six ON Semi/Fairchild patents that are being asserted against PI. In two of those six proceedings, the USPTO recently found all of the claims challenged by PI to be unpatentable. In one of those two cases, ON Semi has filed an appeal to challenge the unpatentability finding, but elected to forego an appeal in the other case. With regard to a third instituted proceeding initiated by PI, the USPTO found one challenged patent claim unpatentable over the prior art and two claims patentable. PI is pursuing an appeal for this third administrative proceeding, but ON Semi decided to forego an appeal with respect to the claim that was found unpatentable. With regard to a fourth instituted proceeding initiated by PI, the USPTO recently found some patent claims unpatentable over the prior art and some claims patentable, and ON Semi has appealed the unpatentability findings. With regard to a fifth instituted proceeding, the UPSTO recently found some patent claims unpatentable and one claim patentable, and ON Semi is evaluating whether to appeal. In two proceedings initiated by ON Semi, the USPTO found all of the claims challenged by ON Semi to be unpatentable. In another proceeding initiated by ON Semi, the USPTO found some patent

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

claims unpatentable and some claims patentable. All of the other administrative proceedings between PI and the Company remain pending or were terminated without institution of an administrative trial by the USPTO.

Litigation with Acbel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by Acbel Polytech, Inc. (“Acbel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as Acbel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of Acbel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017. On December 27, 2017, the Court rendered a verdict in favor of the Fairchild defendants on the remaining implied warranty claims. Acbel appealed the Court’s ruling, and on September 11, 2018, the U.S. Court of Appeals for the First Circuit heard arguments in this matter from Fairchild and Acbel. On June 20, 2019, the First Circuit vacated the decision of the District Court in favor of Fairchild and remanded the matter for additional discovery and a new trial. The First Circuit also reversed the District Court’s dismissal of the fraud, fraudulent misrepresentation and negligent misrepresentation claims at the summary judgment phase and remanded those claims for trial. The Company will continue to vigorously defend itself in this matter.

In parallel to the litigation with Acbel, Fairchild filed an arbitration against its distributor, Synnex Technology International Corp (“Synnex”), in Hong Kong in response to Synnex’s failure to pass along Fairchild’s limited warranty to Acbel. The arbitration was held in December 2017. On August 17, 2018, the arbitrator ruled in favor of Fairchild and ordered Synnex to indemnify Fairchild for any damages Fairchild is required to pay Acbel in connection with the litigation between Fairchild and Acbel. On November 16, 2018, Synnex appealed the arbitrator’s ruling.

Intellectual Property Matters

The Company faces risk of exposure from claims of infringement of the IP rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. Such letters may request royalty payments from the Company, that the Company cease and desist using certain intellectual property or other remedies.

Note 12: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	June 28, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$21.7	$21.7	$—	$—
Money market funds	0.4	0.4	—	—

	As of	Fair Value Hierarchy
Description	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$21.2	$21.2	$—	$—
Money market funds	0.2	0.2	—	—

Other

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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
Fair Value of Long-Term Debt, Including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings (excluding finance lease obligations, real estate mortgages and equipment financing) are as follows (in millions):

	As of
	June 28, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes	$1,141.2	$1,554.9	$1,120.6	$1,368.5
Long-term debt	2,487.7	2,446.2	1,615.1	1,585.9

The fair values of the Company's 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at June 28, 2019 and December 31, 2018.

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

As of June 28, 2019 and December 31, 2018, the Company had net outstanding foreign exchange contracts with notional amounts of $205.2 million and $157.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	June 28, 2019		December 31, 2018
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$7.5	$7.5	$13.1	$13.1
Japanese Yen	73.5	73.5	29.9	29.9
Philippine Peso	31.7	31.7	30.1	30.1
Chinese Yuan	23.6	23.6	20.4	20.4
Czech Koruna	12.2	12.2	9.2	9.2
Other Currencies - Buy	52.1	52.1	47.1	47.1
Other Currencies - Sell	(4.6)	4.6	(7.5)	7.5
	$196.0	$205.2	$142.3	$157.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheet. For the quarters ended June 28, 2019 and June 29, 2018, realized and unrealized foreign currency transactions totaled a loss of $1.0 million and $2.2 million, respectively. For the six months ended June 28, 2019 and June 29, 2018, realized and unrealized foreign currency transactions totaled a loss of $4.1 million and $6.6 million, respectively. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company's Consolidated Statement of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheet at their fair value and classified based on the instrument's maturity date.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The Company does not use such swap contracts for speculative or trading purposes. These contracts effectively hedge some of the future variable rate LIBOR interest expense to a fixed rate interest expense. The derivative instruments qualified for accounting as a cash flow hedge, and the Company designated it as such. On February 25, 2019, the Company entered into additional interest rate swap agreements for notional amounts totaling $1.0 billion (effective as of December 31, 2019) and $750.0 million (effective as of December 31, 2020) with expiry dates of December 31, 2020 and December 31, 2021, respectively. The notional amounts of the interest rate swap agreements outstanding as of June 28, 2019 and June 29, 2018 amounted to $1.0 billion and $750.0 million, respectively. The Company performed effectiveness assessments and concluded that there was no ineffectiveness during the quarters ended June 28, 2019 and June 29, 2018.

Foreign currency risk

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. Dollars.

For the quarters and six months ended June 28, 2019 and June 29, 2018, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

Other

At June 28, 2019, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of June 28, 2019, the counterparties to the Company’s hedge contracts are held at financial institutions, which the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 14: Income Taxes

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

The Company’s effective tax rate for the quarter ended June 28, 2019 was 18.5%, which differs from the U.S. federal income tax rate of 21.0%, primarily due to the release of reserves and interest for uncertain tax positions in foreign jurisdictions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company’s effective tax rate for the six months ended June 28, 2019 was 22.1%, which differs from the U.S. federal income tax rate of 21.0%, primarily due to foreign taxes for which the Company will not receive a U.S. tax credit.

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company's Consolidated Statement of Operations and Comprehensive Income. The Company had approximately $4.2 million and $4.0 million of net interest and penalties accrued at June 28, 2019 and June 29, 2018, respectively.

Although the Company cannot predict the timing of resolution with taxing authorities, if any, it believes it is reasonably possible that $6.8 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

Tax years prior to 2015 are generally not subject to examination by the Internal Revenue Service (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is not currently under IRS examination. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2014. The Company is also subject to routine examinations by various foreign jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company's subsidiaries are generally no longer subject to income tax audits for tax years prior to 2008. The Company is currently under audit in certain jurisdictions, including, but not limited to, China, the Czech Republic, and the Philippines.

Note 15: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2018	$(42.5)	$4.6	$(37.9)
Other comprehensive income prior to reclassifications	0.6	(18.8)	(18.2)
Amounts reclassified from accumulated other comprehensive loss	—	2.7	2.7
Net current period other comprehensive income (1)	0.6	(16.1)	(15.5)
Balance as of June 28, 2019	$(41.9)	$(11.5)	$(53.4)

(1)     Effects of cash flow hedges are net of $4.3 million of tax benefit for the six months ended June 28, 2019.

Amounts which were reclassified from accumulated other comprehensive loss to the Company's Consolidated Statement of Operations and Comprehensive Income are as follows (net of tax of $0.3 million and $0.2 million for the quarter and six months ended June 28, 2019 and June 29, 2018, respectively, in millions):

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Six Months Ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018	Statements of Operations and Comprehensive Income Line Item
Interest rate swaps	$(1.3)	$(0.7)	$(2.7)	$(0.8)	Interest expense
Total reclassifications	$(1.3)	$(0.7)	$(2.7)	$(0.8)

Note 16: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities are as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Six Months Ended
	June 28, 2019	June 29, 2018
Non-cash investing activities:
Liability incurred for purchase of business	$38.9	$—
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$173.0	$199.5
Right-of-use assets obtained in exchange of lease liabilities (1)	4.8
Cash (received) paid for:
Interest income	$(3.0)	$(2.0)
Interest expense	40.3	41.0
Income taxes	32.1	32.4
Operating lease payments in operating cash flows (1)	17.5

(1)	These disclosures are not applicable for the six months ended June 29, 2018 due to the method of adoption of the New Leasing Standard.

The following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	June 28, 2019	December 31, 2018	June 29, 2018	December 31, 2017
Consolidated Balance Sheets:
Cash and cash equivalents	$885.2	$1,069.6	$850.2	$949.2
Restricted cash (included in other current assets)	13.9	17.5	17.5	17.4
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$899.1	$1,087.1	$867.7	$966.6

The restricted cash balance relates to the consideration held in escrow for the acquisition of Aptina in 2014 to be released upon satisfaction of certain outstanding items contained in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2018 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended June 28, 2019, included elsewhere in this Form 10-Q. Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2018 Form 10-K.

Company Highlights for the Quarter Ended June 28, 2019

•	Total revenue of $1,347.7 million

•	Gross margin of 37.0%

•	Net income of $0.24 per diluted share

•	Cash and cash equivalents of $885.2 million

Executive Overview

Industry Overview

We participate in unit and revenue surveys and use data summarized by WSTS (an industry research firm) to evaluate overall semiconductor market trends and to track our progress against the market in the areas we provide semiconductor components. The most recently published estimates from WSTS project a compound annual growth rate in our serviceable addressable market of approximately 2.8% through 2021. These are not our projections and may not be indicative of actual results. We, like many of our competitors, view this information as helpful third party projections and estimates.

ON Semiconductor Overview

ON Semiconductor is driving innovation in energy-efficient electronics. Our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to enable the application and uses of many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our growing portfolio of sensors, including image sensors, radar and LiDAR, provide advanced solutions for automotive, industrial and IoT applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT, Wi-Fi and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the "building block" components that deliver system level functionality and design solutions. We shipped approximately 31.9 billion units during the six months ended June 28, 2019, as compared to 36.7 billion units during the six months ended June 29, 2018. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

Acquisition of Quantenna

On June 19, 2019, we completed our acquisition of Quantenna Communications, Inc. (“Quantenna”) pursuant to the definitive Agreement and Plan of Merger with each of Quantenna and Raptor Operations Sub, Inc., our wholly-owned subsidiary (“Raptor”), which provided for the merger of Quantenna with Raptor, whereby Quantenna continued as the surviving corporation and our  wholly-owned subsidiary. The purchase price totaled $1,039.3 million in cash and was funded by a $900.0 million draw against our Revolving Credit Facility, as well as with cash on hand. We believe the acquisition of Quantenna creates a strong platform for addressing connectivity solutions for industrial IoT by combining our expertise in power management and bluetooth technologies with Quantenna's Wi-Fi technologies and software capabilities.

Operating and Reporting Segments

As many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. As of June 28, 2019, we were organized into the following three operating and reporting segments: PSG, ASG and ISG.

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

During the quarter ended June 28, 2019, geopolitical and macroeconomic factors adversely impacted product demand in the semiconductor industry. In light of these factors, we expect that such demand for our products could be adversely affected in the short-term. We also believe, however, that secular megatrends in the automotive, industrial, and cloud-power end-markets will continue to drive long-term growth in the semiconductor industry.

In response to the above industry trends, we are investing and taking other measures to further strengthen our position in the automotive, industrial, and cloud-power end-markets. In an effort to mitigate adverse demand trends in the semiconductor industry, we have focused on maintaining our high standards for operational excellence. Additionally, we have historically pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have recognized efficiencies from previously implemented restructuring activities and programs and continue to implement profitability enhancement programs to improve our cost structure. We have historically taken significant actions to align our overall cost structure with our expectations of market conditions by focusing on synergies-related cost reductions arising from each of our acquisitions. However, there can be no assurances that we will adequately forecast economic conditions or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

Results of Operations

Quarter Ended June 28, 2019 compared to the Quarter Ended June 29, 2018

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	June 28, 2019	June 29, 2018	Dollar Change
Revenue	$1,347.7	$1,455.9	$(108.2)
Cost of revenue (exclusive of amortization shown below)	848.7	900.9	(52.2)
Gross profit	499.0	555.0	(56.0)
Operating expenses:
Research and development	147.0	167.1	(20.1)
Selling and marketing	73.6	81.7	(8.1)
General and administrative	74.1	74.6	(0.5)
Amortization of acquisition-related intangible assets	27.5	27.9	(0.4)
Restructuring, asset impairments and other, net	18.1	3.2	14.9
Goodwill and intangible asset impairment	0.4	3.3	(2.9)
Total operating expenses	340.7	357.8	(17.1)
Operating income	158.3	197.2	(38.9)
Other income (expense), net:
Interest expense	(33.7)	(32.6)	(1.1)
Interest income	3.0	1.1	1.9
Loss on debt refinancing and prepayment	(0.4)	(4.0)	3.6
Gain on divestiture of business	—	4.6	(4.6)
Licensing income	—	28.1	(28.1)
Other income (expense)	(1.0)	(1.0)	—
Other income (expense), net	(32.1)	(3.8)	(28.3)
Income before income taxes	126.2	193.4	(67.2)
Income tax provision	(23.3)	(37.1)	13.8
Net income	102.9	156.3	(53.4)
Less: Net income attributable to non-controlling interest	(1.1)	(1.0)	(0.1)
Net income attributable to ON Semiconductor Corporation	$101.8	$155.3	$(53.5)

Revenue

Revenue was $1,347.7 million and $1,455.9 million for the quarters ended June 28, 2019 and June 29, 2018, respectively, representing a decrease of $108.2 million, or approximately 7%.

Revenue by operating and reporting segments was as follows (dollars in millions):

	Quarter Ended June 28, 2019	As a % of Total Revenue (1)	Quarter Ended June 29, 2018	As a % of Total Revenue (1)
PSG	$700.9	52.0%	$748.2	51.4%
ASG	462.0	34.3%	513.2	35.2%
ISG	184.8	13.7%	194.5	13.4%
Total revenue	$1,347.7		$1,455.9

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $47.3 million, or approximately 6%, for the quarter ended June 28, 2019 compared to the quarter ended June 29, 2018. The revenue in our High Power Division, Protection and Signal Division and Integrated Circuits Division decreased by $36.0 million, $26.7 million and $19.0 million, respectively while the revenue from our Foundry Services and Power MOSFET Division increased by $15.5 million and $10.6 million, respectively. This was due to the change in demand in some end-markets and softening of demand experienced in certain other end-markets.

Revenue from ASG decreased by $51.2 million, or approximately 10%, for the quarter ended June 28, 2019 compared to the quarter ended June 29, 2018. The revenue from our Industrial and Offline Power Division and our Signal Processing, Wireless and Medical Division decreased by $21.7 million and $15.9 million, respectively, both reflective of the end-user demand in the markets served.

Revenue from ISG decreased by $9.7 million, or approximately 5%, for the quarter ended June 28, 2019 compared to the quarter ended June 29, 2018. The revenue in our Industrial Solutions Division decreased by $8.2 million due to decreased demand.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, was as follows (dollars in millions):

	Quarter Ended June 28, 2019	As a % of Total Revenue (1)	Quarter Ended June 29, 2018	As a % of Total Revenue (1)
Singapore	$379.9	28.2%	$433.8	29.8%
Hong Kong	348.4	25.9%	404.9	27.8%
United Kingdom	229.4	17.0%	242.4	16.6%
United States	223.5	16.6%	217.5	14.9%
Other	166.5	12.4%	157.3	10.8%
Total	$1,347.7		$1,455.9

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reporting segments was as follows (dollars in millions):

	Quarter Ended June 28, 2019	As a % of Segment Revenue (1)	Quarter Ended June 29, 2018	As a % of Segment Revenue (1)

PSG	$255.7	36.5%	$267.1	35.7%
ASG	184.7	40.0%	219.3	42.7%
ISG	65.9	35.7%	82.6	42.5%
Gross profit	$506.3		$569.0
Unallocated manufacturing costs	(7.3)	(0.5)%	(14.0)	(1.0)%
Consolidated gross profit	$499.0	37.0%	$555.0	38.1%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $499.0 million for the quarter ended June 28, 2019 compared to $555.0 million for the quarter ended June 29, 2018. Gross profit decreased by $56.0 million, or approximately 10%.

Gross profit as a percentage of revenue decreased to approximately 37.0% for the quarter ended June 28, 2019 from approximately 38.1% for the quarter ended June 29, 2018. The decrease was primarily due to a decrease in sales volume and product mix.

Operating Expenses

Research and development expenses were $147.0 million for the quarter ended June 28, 2019, as compared to $167.1 million for the quarter ended June 29, 2018, representing a decrease of $20.1 million, or approximately 12%. This was primarily related to a decrease in variable compensation.

Selling and marketing expenses were $73.6 million for the quarter ended June 28, 2019, as compared to $81.7 million for the quarter ended June 29, 2018, representing a decrease of $8.1 million, or approximately 10%. This was primarily the result of a decrease in variable compensation for the period.

General and administrative expenses were $74.1 million for the quarter ended June 28, 2019, as compared to $74.6 million in the quarter ended June 29, 2018, representing a decrease of $0.5 million, or approximately 1%. The decrease in variable compensation was partially offset by an increase in acquisition-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $27.5 million and $27.9 million for the quarters ended June 28, 2019 and June 29, 2018, respectively, representing a period-over-period decrease of $0.4 million, or approximately 1%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $18.1 million for the quarter ended June 28, 2019, as compared to $3.2 million for the quarter ended June 29, 2018, representing an increase of $14.9 million, which was primarily attributable to post-Quantenna acquisition restructuring charges incurred during the quarter ended June 28, 2019. The restructuring expense amounted to $13.8 million which remains accrued as of June 28, 2019.

Goodwill and Intangible Asset Impairment

Intangible asset impairment was $0.4 million for the quarter ended June 28, 2019, as compared to $3.3 million for the quarter ended June 29, 2018. During the quarter ended June 28, 2019, we abandoned one of our previously capitalized IPRD projects and recorded an impairment charge of $0.4 million.

Interest Expense

Interest expense increased by $1.1 million to $33.7 million during the quarter ended June 28, 2019, as compared to $32.6 million during the quarter ended June 29, 2018, primarily due to an increase in the outstanding balances of long-term debt incurred for the acquisition of Quantenna offset by lower interest rates. Our average gross long-term debt balance (including current maturities) for the quarter ended June 28, 2019 was $3,368.5 million at a weighted-average interest rate of approximately 4.0%, as compared to $3,003.8 million at a weighted-average interest rate of approximately 4.3% for the quarter ended June 29, 2018.

Loss on debt refinancing and prepayment

Loss on debt refinancing and prepayment was $0.4 million for the quarter ended June 28, 2019, as compared to $4.0 million for the quarter ended June 29, 2018. During the quarter ended June 28, 2019, we recorded a loss on debt refinancing and prepayment of $0.4 million related to the Fifth Amendment. We recorded a debt extinguishment charge of $2.6 million related to the refinancing of the Term Loan "B" Facility and expensed $1.4 million of unamortized debt discount and issuance costs attributed to the partial pay-down of the Term Loan "B" Facility during the quarter ended June 29, 2018.

Gain on Divestiture of business

Gain on divestiture of business was zero for the quarter ended June 28, 2019, as compared to $4.6 million for the quarter ended June 29, 2018. We divested the transient voltage diodes business we acquired from Fairchild to TSC America, Inc. and recorded a gain of $4.6 million during the quarter ended June 29, 2018.

Licensing Income

Licensing income was zero for the quarter ended June 28, 2019, as compared to $28.1 million for the quarter ended June 29, 2018. The licensing income during the quarter ended June 29, 2018 was attributable to various licensing agreements.

Other Expense
Other expense was unchanged with an expense of $1.0 million for the quarter ended June 28, 2019 and June 29, 2018, respectively.

Income Tax Provision

We recorded an income tax provision of $23.3 million and $37.1 million during the quarters ended June 28, 2019 and June 29, 2018, respectively.

The income tax provision for the quarter ended June 28, 2019 consisted of $25.6 million for income and withholding taxes of certain of our foreign and domestic operations and $1.4 million of new reserves and interest on existing reserves for uncertain tax positions in foreign jurisdictions. These amounts were offset by discrete benefits of $3.4 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years and $0.3 million relating to equity award excess tax benefits.

The income tax provision for the quarter ended June 29, 2018 consisted of $48.2 million for income and withholding taxes of certain of our foreign and domestic operations and $1.0 million of new reserves and interest on existing reserves for uncertain tax positions in the U.S. and foreign jurisdictions. These amounts were offset by discrete benefits of $8.9 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years, $2.8 million relating to the release of a valuation allowance against deferred tax assets expected to be realized in the foreseeable future and $0.4 million relating to equity award excess tax benefits.
We expect our effective tax rate, before discrete items, to be between 22% and 26% until we fully utilize all of our U.S. federal net operating losses. The primary difference between our effective tax rate and the federal statutory rate of 21% is due to foreign taxes for which we will not receive a U.S. tax credit until our U.S. federal net operating losses are fully utilized. Once our U.S. federal net operating losses are fully utilized, we expect our future effective tax rate, before discrete items, to approximate, or be lower than, the federal statutory rate of 21%. We anticipate our U.S. federal net operating losses and credits will be fully utilized by 2021.
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
For additional information, see Note 14: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended June 28, 2019 compared to the Six Months Ended June 29, 2018

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	June 28, 2019	June 29, 2018	Dollar Change
Revenue	$2,734.3	$2,833.5	$(99.2)
Cost of revenue (exclusive of amortization shown below)	1,721.6	1,761.1	(39.5)
Gross profit	1,012.7	1,072.4	(59.7)
Operating expenses:
Research and development	298.8	322.3	(23.5)
Selling and marketing	150.7	159.5	(8.8)
General and administrative	147.0	145.5	1.5
Amortization of acquisition-related intangible assets	53.2	55.3	(2.1)
Restructuring, asset impairments and other, net	23.7	3.6	20.1
Goodwill and intangible asset impairment	1.6	3.3	(1.7)
Total operating expenses	675.0	689.5	(14.5)
Operating income	337.7	382.9	(45.2)
Other income (expense), net:
Interest expense	(65.4)	(64.1)	(1.3)
Interest income	5.5	2.0	3.5
Loss on debt refinancing and prepayment	(0.4)	(4.0)	3.6
Gain on divestiture of business	—	4.6	(4.6)
Licensing income	—	31.9	(31.9)
Other income (expense)	1.1	(3.0)	4.1
Other income (expense), net	(59.2)	(32.6)	(26.6)
Income before income taxes	278.5	350.3	(71.8)
Income tax provision	(61.5)	(53.5)	(8.0)
Net income	217.0	296.8	(79.8)
Less: Net income attributable to non-controlling interest	(1.1)	(1.9)	0.8
Net income attributable to ON Semiconductor Corporation	$215.9	$294.9	$(79.0)

Revenue

Revenue was $2,734.3 million and $2,833.5 million for the six months ended June 28, 2019 and June 29, 2018, respectively, representing a decrease of $99.2 million, or approximately 3.5%.

Revenue by operating and reporting segments was as follows (dollars in millions):

	Six Months Ended June 28, 2019	As a % of Total Revenue (1)	Six Months Ended June 29, 2018	As a % of Total Revenue (1)
PSG	$1,405.1	51.4%	$1,440.8	50.8%
ASG	956.1	35.0%	1,009.4	35.6%
ISG	373.1	13.6%	383.3	13.5%
Total revenue	$2,734.3		$2,833.5

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $35.7 million, or approximately 2.5%, for the six months ended June 28, 2019 compared to the six months ended June 29, 2018. The revenue in our High Power Division, Integrated Circuits Division and Protection and Signal Division decreased by $40.7 million, $35.9 million and $34.8 million, respectively, which was partially offset by an increase of $34.9 million and $33.4 million in revenue in our Power MOSFET Division and Foundry services, respectively. These revenue changes were due to the change in demand in the respective end-markets.

Revenue from ASG decreased by $53.3 million, or approximately 5.3%, for the six months ended June 28, 2019 compared to the six months ended June 29, 2018. The revenue from our Industrial and Offline Power Division and our Signal Processing, Wireless and Medical Division decreased by $41.7 million and $18.1 million, respectively which amounts were partially offset by an increase of $10.4 million in revenue in our Mobile and Computing Division, all reflective of the end-user demand in the markets served.

Revenue from ISG decreased by $10.2 million, or approximately 2.7%, for the six months ended June 28, 2019 compared to the six months ended June 29, 2018. The revenue in our Industrial Solutions Division decreased by $15.8 million and was partially offset by an increase in our Automotive Solutions Division revenue by $3.2 million.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective country, was as follows (dollars in millions):

	Six Months Ended June 28, 2019	As a % of Total Revenue (1)	Six Months Ended June 29, 2018	As a % of Total Revenue (1)
Singapore	$805.1	29.4%	$866.7	30.6%
Hong Kong	686.4	25.1%	765.8	27.0%
United Kingdom	476.3	17.4%	476.0	16.8%
United States	437.1	16.0%	416.7	14.7%
Other	329.4	12.0%	308.3	10.9%
Total	$2,734.3		$2,833.5

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reporting segments was as follows (dollars in millions):

	Six Months Ended June 28, 2019	As a % of Segment Revenue (1)	Six Months Ended June 29, 2018	As a % of Segment Revenue (1)

PSG	$504.7	35.9%	$506.3	35.1%
ASG	384.8	40.2%	426.1	42.2%
ISG	140.8	37.7%	164.3	42.9%
Gross profit	$1,030.3		$1,096.7
Unallocated manufacturing costs	(17.6)	(0.6)%	(24.3)	(0.9)%
Consolidated gross profit	$1,012.7	37.0%	$1,072.4	37.8%

(1)	Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $1,012.7 million for the six months ended June 28, 2019 compared to $1,072.4 million for the six months ended June 29, 2018. Gross profit decreased by $59.7 million, or approximately 5.6%.

Gross profit as a percentage of revenue decreased to approximately 37.0% for the six months ended June 28, 2019 from approximately 37.8% for the six months ended June 29, 2018. The decrease was primarily due to a decrease in sales volume and product mix.

Operating Expenses

Research and development expenses were $298.8 million for the six months ended June 28, 2019, as compared to $322.3 million for the six months ended June 29, 2018, representing a decrease of $23.5 million, or approximately 7.3%. This was primarily related to a decrease in variable compensation.

Selling and marketing expenses were $150.7 million for the six months ended June 28, 2019, as compared to $159.5 million for the six months ended June 29, 2018, representing a decrease of $8.8 million, or approximately 5.5%. This was primarily related to a decrease in variable compensation.

General and administrative expenses were $147.0 million for the six months ended June 28, 2019, as compared to $145.5 million in the six months ended June 29, 2018, representing an increase of $1.5 million, or approximately 1.0%. The decrease in variable compensation was partially offset by an increase in acquisition-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $53.2 million and $55.3 million for the six months ended June 28, 2019 and June 29, 2018, respectively, representing a period-over-period decrease of $2.1 million, or approximately 3.8%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $23.7 million for the six months ended June 28, 2019, as compared to $3.6 million for the six months ended June 29, 2018, representing an increase of $20.1 million. The increase was primarily attributable to post-Quantenna restructuring activities as well as certain restructuring actions undertaken by us aimed at cost savings, primarily through workforce reductions.

As part of the general workforce reduction, we notified approximately 139 employees of their employment termination, of which 104 had exited by June 28, 2019. The expense for this program amounted to $7.8 million, of which $2.1 million remains accrued as of June 28, 2019. We will continue to evaluate positions for redundancies and may incur additional charges in the future.

Following the acquisition of Quantenna, we implemented a cost-reduction plan resulting in the elimination of approximately eight executive positions from Quantenna’s workforce, primarily as a result of redundancies. The restructuring expense of $13.8 million, which was attributable to the accelerated vesting of stock awards previously issued by Quantenna and other severance benefits, remained accrued as of June 28, 2019, and will be paid during the third quarter of 2019. We will continue to evaluate positions for redundancies and may incur additional charges in the future.

Goodwill and Intangible Asset Impairment

Intangible asset impairment was $1.6 million for the six months ended June 28, 2019, as compared to $3.3 million for the six months ended June 29, 2018. During the six months ended June 28, 2019, we abandoned two of our previously capitalized IPRD projects and recorded an impairment charge of $1.6 million. We recorded a goodwill impairment charge of $3.3 million during the six months ended June 29, 2018.

Interest Expense

Interest expense increased by $1.3 million to $65.4 million during the six months ended June 28, 2019, as compared to $64.1 million during the six months ended June 29, 2018, primarily due to an increase in the outstanding long-term debt balance related to the acquisition of Quantenna partially offset by a decrease in interest rates. Our average gross long-term debt balance (including current maturities) for the six months ended June 28, 2019 was $3,372.4 million at a weighted-average interest rate of approximately 3.9%, as compared to $3,069.5 million at a weighted-average interest rate of approximately 4.2% for the six months ended June 29, 2018.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was $0.4 million for the six months ended June 28, 2019, as compared to $4.0 million for the six months ended June 29, 2018.

During the six months ended June 28, 2019, we recorded a loss on debt refinancing and prepayment of $0.4 million related to the Fifth Amendment. We recorded a debt extinguishment charge of $2.6 million related to the refinancing of the Term Loan "B"

Facility and expensed $1.4 million of unamortized debt discount and issuance costs attributed to the partial pay-down of the Term Loan "B" Facility during the six months ended June 29, 2018.

Gain on Divestiture of Business

Gain on divestiture of business was zero for the six months ended June 28, 2019, as compared to $4.6 million for the six months ended June 29, 2018. During the six months ended June 29, 2018, we divested the transient voltage suppressing diodes business we acquired from Fairchild to TSC America, Inc. and recorded a gain of $4.6 million.

Licensing Income

Licensing income was zero for the six months ended June 28, 2019, as compared to $31.9 million for the six months ended June 29, 2018. The licensing income during the six months ended June 29, 2018 was attributable to various licensing agreements.

Other Income (Expense)
Other income (expense) increased by $4.1 million to income of $1.1 million for the six months ended June 28, 2019, compared to an expense of $3.0 million for the six months ended June 29, 2018. The increase is primarily attributable to the $4.9 million indemnification gain on the resolution of a foreign tax dispute.

Income Tax Provision

We recorded an income tax provision of $61.5 million and $53.5 million during the six months ended June 28, 2019 and June 29, 2018, respectively.

The income tax provision for the six months ended June 28, 2019 consisted of $61.6 million for income and withholding taxes of certain of our foreign and domestic operations, $6.0 million relating to the resolution of a foreign tax dispute, $2.3 million of new reserves and interest on existing reserves for uncertain tax positions in foreign jurisdictions, and $0.4 million of prior year adjustments. These amounts were offset by discrete benefits of $3.4 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years and $5.4 million relating to equity award excess tax benefits.

The income tax provision for the six months ended June 29, 2018 consisted of $88.1 million for income and withholding taxes of certain of our foreign and domestic operations and $1.3 million of new reserves and interest on existing reserves for uncertain tax positions in foreign jurisdictions. These amounts were offset by discrete benefits of $8.9 million relating to the release of reserves and interest for uncertain tax positions in the U.S. and foreign jurisdictions related to prior years, $19.9 million relating to an increase in deferred tax assets and release of valuation allowance against deferred tax assets expected to be realized in the foreseeable future and $7.1 million relating to equity award excess tax benefits.
We expect our effective tax rate, before discrete items, to be between 22% and 26% until we fully utilize all of our U.S. federal net operating losses. The primary difference between our effective tax rate and the federal statutory rate of 21% is due to foreign taxes for which we will not receive a U.S. tax credit until our U.S. federal net operating losses are fully utilized. Once our U.S. federal net operating losses are fully utilized, we expect our future effective tax rate, before discrete items, to approximate, or be lower than, the federal statutory rate of 21%. We anticipate our U.S. federal net operating losses and credits will be fully utilized by 2021.
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
For additional information, see Note 14: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.
Contractual Obligations

During the quarter ended June 28, 2019, we incurred additional commitments of $330.0 million relating to the pending acquisition of a manufacturing facility in addition to the commitments disclosed in the contractual obligations table, including the notes thereto, contained in the 2018 Form 10-K. See 4: ''Acquisitions'' for further information on the pending acquisition of a manufacturing facility and see Note 7: ''Balance Sheet Information'' for information with respect to operating leases and pension plan, in each case, in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Our balance of cash and cash equivalents was $885.2 million as of June 28, 2019. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, and cash available from our Revolving Credit Facility, will be adequate to fund our operating and capital needs for at least the next 12 months. Total cash and cash equivalents as of June 28, 2019 include approximately $360.3 million available within the United States. While we hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States in order to cover our domestic needs, through distributions from our foreign subsidiaries, by utilizing existing credit facilities or through new bank loans or debt obligations.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of June 28, 2019, our Revolving Credit Facility included $15.0 million of availability for the issuance of letters of credit. There were letters of credit in the amount of $1.0 million outstanding under our Revolving Credit Facility as of June 28, 2019, which reduces our borrowing capacity dollar-for-dollar. As of June 28, 2019, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $11.4 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries' finance lease obligations, equipment financing, lines of credit and real estate mortgages which totaled $53.9 million as of June 28, 2019. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

We have not recorded any liability in connection with these letters of credit and guarantee arrangements. See Note 3: ''Recent Accounting Pronouncements,'' Note 8: ''Long-Term Debt'' and Note 11: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Similarly, the Quantenna Agreement provides for indemnification and insurance rights in favor of Quantenna’s then current and former directors, officers, employees and agents. Specifically, the Company has agreed that, for no fewer than six years following the Quantenna acquisition, the Company will: (a) indemnify and hold harmless each such indemnified party to the fullest extent permitted by Delaware law in the event of any threatened or actual claim suit, action, proceeding or investigation against the indemnified party based in whole or in part on, or pertaining to, such person’s serving as a director, officer, employee or agent of Quantenna or its subsidiaries or predecessors prior to the effective time of the acquisition or in connection with the Quantenna Agreement; (b) maintain in effect provisions of the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries regarding the elimination of liability of directors and indemnification of officers, directors and employees that are no less advantageous to the intended beneficiaries than the corresponding provisions in the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries in existence on the date of the Quantenna Agreement; and (c) obtain and fully pay the premium for a non-cancelable extension of directors’ and officers’ liability coverage of Quantenna’s directors’ and officers’ policies and Quantenna’s fiduciary liability insurance policies in effect as of the date of the Quantenna Agreement.

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

See Note 11: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements under the heading "Legal Matters" included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 "Business - Government Regulation" of the 2018 Form 10-K for information on certain environmental matters.

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

As part of our business strategy, we review acquisition and divestiture opportunities and proposals on a regular basis. During the quarter ended June 28, 2019, we completed the acquisition of Quantenna. See Note 4: ''Acquisitions'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Our ability to service our long-term debt, including our 1.625% Notes, 1.00% Notes, Revolving Credit Facility and Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to general economic, financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.
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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the six months ended June 28, 2019, we paid $310.5 million for capital expenditures, while during the six months ended June 29, 2018, we paid $252.4 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2019 is approximately $55.1 million. Our current minimum contractual capital expenditure commitment for 2020 and thereafter is approximately $26.7 million. We expect to incur capital expenditures of approximately 10% to 11% of annual revenue for the remainder of 2019 and 2020 to further improve our manufacturing cost structure. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $360.8 million and $495.0 million for the six months ended June 28, 2019 and June 29, 2018, respectively. The decrease of $134.2 million was primarily attributable to a reduction in net income as well as a change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets.

Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. In times of escalating demand, our working capital requirements may be affected as we purchase additional manufacturing materials and increase production. Our working capital may also be affected by restructuring programs, which may require us to use cash for severance payments, asset transfers and contract termination costs. In addition, our working capital may be affected by acquisitions and transactions involving our convertible notes and other debt instruments. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,017.9 million at June 28, 2019 and has fluctuated between $1,017.9 million and $743.4 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $1,797.4 million at June 28, 2019 and has fluctuated between $1,797.4 million and $1,022.0 million at the end of each of our last eight fiscal quarters.

Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives. During the six months ended June 28, 2019, our working capital was most significantly impacted by payments for variable compensation and capital expenditures.

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

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans and contingent tax reserves. In regard to our foreign defined benefit pension plans, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 7: ''Balance Sheet Information'' and Note 14: ''Income Taxes'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Debt Guarantees and Related Covenants

As of June 28, 2019, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants in the Amended Credit Agreement, including those relating to our Term Loan “B” Facility and Revolving Credit Facility, and covenants in our other debt agreements. Our 1.00% Notes and our 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. See Note 8: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ''Recent Accounting Pronouncements'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
As of June 28, 2019, our long-term debt (including current maturities) totaled $3,805.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,292.6 million as of June 28, 2019. We do have interest rate exposure with respect to the $1,513.2 million balance of our variable interest rate debt outstanding as of June 28, 2019. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $7.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan "B" Facility.
Except as described above, our exposure to market risk from December 31, 2018 to June 28, 2019 has not changed materially from the information provided in the 2018 Form 10-K.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at June 28, 2019 and December 31, 2018 was $205.2 million and $157.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippines Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $49.9 million as of June 28, 2019, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 28, 2019.

On June 19, 2019, we acquired Quantenna, which operated under its own set of systems and internal controls. We are separately maintaining Quantenna’s systems and much of its control environment until we are able to incorporate Quantenna’s processes into our own systems and control environment. We currently expect to complete the integration of Quantenna’s operations into our systems and control environment by the fourth quarter of 2019.

Other than as described above, there have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 28, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for a discussion of our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2018 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2018 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenue and operating performance; economic conditions and markets (including current financial conditions); risks related to our ability to meet our assumptions regarding outlook for revenue and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; technological and product development risks; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisitions and dispositions generally, including our ability to realize the anticipated benefits of our acquisitions and dispositions, including our acquisition of Quantenna; risks that acquisitions or dispositions may disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; risks associated with the addition of Huawei Technologies Co., Ltd. and its non-U.S. affiliates and subsidiaries to the U.S. Department of Commerce, Bureau of Industry Security Entity list; loss of key customers; risks associated with restructuring actions and workforce reductions; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; the costs to defend against or pursue litigation and the potential significant costs associated with adverse litigation outcomes; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, as well as man-made and/or natural disasters affecting our operations or financial results; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; and risks and expenses involving environmental or other governmental regulation. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. Additional factors that could affect our future results or events are described under Part II, Item 1A “Risk Factors” in this Form 10-Q, 2018 Form 10-K and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2018 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of these trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your i nvestment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended June 28, 2019:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
March 30, 2019 - April 26, 2019	24,737	22.07	—	1,424.3
April 27, 2019 - May 24, 2019	239,467	18.00	227,486	1,420.2
May 25, 2019 - June 28, 2019	2,374,406	19.48	2,360,404	1,374.3
Total	2,638,610	19.37	2,587,890

(1)	These time periods represent our fiscal month start and end dates for the second quarter of 2019.

(2)
The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the Share Repurchase Program.

(3)	The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

During the quarter ended June 28, 2019, we repurchased 2.6 million shares of our common stock for $50.0 million under the Share Repurchase Program.

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock over a period of four years from December 1, 2018, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the discretion of our board of directors. As of June 28, 2019, the authorized amount remaining under the Share Repurchase Program was $1,374.3 million.

See Note 9: ''Earnings Per Share and Equity'' of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1
Asset Purchase Agreement, dated April 22, 2019, by and among Semiconductor Components Industries, LLC, a Delaware limited liability company and a wholly owned subsidiary of ON Semiconductor Corporation, GLOBALFOUNDRIES U.S. Inc., a Delaware corporation, and GLOBALFOUNDRIES Inc., an exempted company incorporated under the laws of the Cayman Islands(1) †

10.2
Fifth Amendment to Credit Agreement, dated as of June 12, 2019, by and among ON Semiconductor, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing lender, the 2019 Incremental Revolving Lenders and the New Required Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419.

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	August 5, 2019	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer and officer duly authorized to sign this report)
		By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer (Principal Accounting Officer and officer duly authorized to sign this report)