Form 10-Q
period 2020-04-03
ON SEMICONDUCTOR CORP
filed 2020-05-11
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on May 6, 2020:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	410,020,679

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASIC	Application specific integrated circuit
ASU	Accounting Standards Update
DSP	Digital signal processing
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
LED	Light-emitting diode
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
LiDAR	Light detection and ranging
MCU	Microcontroller unit
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
ODM	Original device manufacturers
OEM	Original equipment manufacturers
PRP	Potentially Responsible Party
Quantenna	Quantenna Communications, Inc.
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan “B” Facility	A $2.4 billion term loan “B” facility created pursuant to the Amended Credit Agreement
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 3, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,982.0	$894.2
Receivables, net	652.0	705.0
Inventories	1,251.9	1,232.4
Other current assets	146.4	188.4
Total current assets	4,032.3	3,020.0
Property, plant and equipment, net	2,579.9	2,591.6
Goodwill	1,663.4	1,659.2
Intangible assets, net	558.2	590.5
Deferred tax assets	331.0	307.8
Other assets	256.0	256.4
Total assets	$9,420.8	$8,425.5
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$503.9	$543.6
Accrued expenses and other current liabilities	542.6	538.8
Current portion of long-term debt	689.6	736.0
Total current liabilities	1,736.1	1,818.4
Long-term debt	4,043.0	2,876.5
Deferred tax liabilities	60.8	60.2
Other long-term liabilities	343.3	346.3
Total liabilities	6,183.2	5,101.4
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 568,774,542 and 565,562,607 issued, 410,004,566 and 411,312,664 outstanding, respectively)	5.7	5.7
Additional paid-in capital	3,830.3	3,809.5
Accumulated other comprehensive loss	(66.5)	(54.3)
Accumulated earnings	1,177.3	1,191.3
Less: Treasury stock, at cost: 158,769,976 and 154,249,943 shares, respectively	(1,731.9)	(1,650.5)
Total ON Semiconductor Corporation stockholders’ equity	3,214.9	3,301.7
Non-controlling interest	22.7	22.4
Total stockholders' equity	3,237.6	3,324.1
Total liabilities and stockholders' equity	$9,420.8	$8,425.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	April 3, 2020	March 29, 2019
Revenue	$1,277.9	$1,386.6
Cost of revenue (exclusive of amortization shown below)	875.2	872.9
Gross profit	402.7	513.7
Operating expenses:
Research and development	171.0	151.8
Selling and marketing	76.8	77.1
General and administrative	71.2	72.9
Amortization of acquisition-related intangible assets	32.3	25.7
Restructuring, asset impairments and other charges, net	32.8	5.6
Intangible asset impairment	—	1.2
Total operating expenses	384.1	334.3
Operating income	18.6	179.4
Other income (expense), net:
Interest expense	(42.5)	(31.7)
Interest income	1.9	2.5
Other income	0.1	2.1
Other income (expense), net	(40.5)	(27.1)
Income (loss) before income taxes	(21.9)	152.3
Income tax (provision) benefit	8.2	(38.2)
Net income (loss)	(13.7)	114.1
Less: Net income attributable to non-controlling interest	(0.3)	—
Net income (loss) attributable to ON Semiconductor Corporation	$(14.0)	$114.1
Comprehensive income (loss), net of tax:
Net income (loss)	$(13.7)	$114.1
Foreign currency translation adjustments	0.6	0.1
Effects of cash flow hedges	(12.8)	(5.9)
Other comprehensive loss, net of tax	(12.2)	(5.8)
Comprehensive income (loss)	(25.9)	108.3
Comprehensive income attributable to non-controlling interest	(0.3)	—
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(26.2)	$108.3
Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.03)	$0.28
Diluted	$(0.03)	$0.27
Weighted-average common shares outstanding:
Basic	410.6	410.6
Diluted	410.6	417.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Shares issued pursuant to the ESPP	487,438	—	5.1	—	—	—	—	—	5.1
RSUs and stock grant awards issued	2,724,497	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(908,620)	(16.0)	—	(16.0)
Share-based compensation expense	—	—	15.7	—	—	—	—	—	15.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(12.2)	(14.0)	—	—	0.3	(25.9)
Balance at April 3, 2020	568,774,542	$5.7	$3,830.3	$(66.5)	$1,177.3	(158,769,976)	$(1,731.9)	$22.7	$3,237.6

Balance at December 31, 2018	558,701,620	$5.6	$3,702.3	$(37.9)	$979.6	(144,867,393)	$(1,478.0)	$22.5	$3,194.1
Stock option exercises	70,717	—	0.5	—	—	—	—	—	0.5
RSUs and stock grant awards issued	3,544,754	—	—	—	—	—	—	—	—
Shares withheld for employee taxes on RSUs	—	—	—	—	—	(1,224,929)	(26.1)	—	(26.1)
Share-based compensation expense	—	—	19.7	—	—	—	—	—	19.7
Repurchase of common stock	—	—	—	—	—	(4,410,189)	(75.8)	—	(75.8)
Comprehensive (loss) income	—	—	—	(5.8)	114.1	—	—	—	108.3
Balance at March 29, 2019	562,317,091	$5.6	$3,722.5	$(43.7)	$1,093.7	(150,502,511)	$(1,579.9)	$22.5	$3,220.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	April 3, 2020	March 29, 2019
Cash flows from operating activities:
Net income (loss)	$(13.7)	$114.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161.2	135.8
Loss on sale or disposal of fixed assets	0.2	0.4
Amortization of debt discount and issuance costs	3.0	3.2
Share-based compensation expense	15.7	19.7
Non-cash interest on convertible notes	9.5	9.1
Non-cash asset impairment charges	1.4	—
Intangible asset impairment charges	—	1.2
Change in deferred tax balances	(19.0)	29.0
Other	—	(4.3)
Changes in assets and liabilities:
Receivables	52.7	(17.4)
Inventories	(19.5)	—
Other assets	5.9	(0.4)
Accounts payable	(12.4)	(58.8)
Accrued expenses and other current liabilities	(17.6)	(98.4)
Other long-term liabilities	(1.4)	5.0
Net cash provided by operating activities	166.0	138.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(132.3)	(157.0)
Deposits utilized (made) for purchase of property, plant and equipment	2.2	(10.1)
Purchase of business, net of cash acquired	(4.5)	—
Settlement of purchase price from previous acquisition	26.0	—
Net cash used in investing activities	(108.6)	(167.1)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	7.5	7.4
Proceeds from exercise of stock options	—	0.5
Payment of tax withholding for RSUs	(16.0)	(26.1)
Repurchase of common stock	(65.4)	(75.0)
Borrowings under debt agreements	1,165.0	4.5
Repayment of long-term debt	(56.0)	(12.2)
Acquisition related payments	(4.9)	—
Payment of finance lease obligations	—	(0.2)
Net cash provided by (used in) financing activities	1,030.2	(101.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.2	—
Net increase (decrease) in cash, cash equivalents and restricted cash	1,087.8	(130.0)
Cash, cash equivalents and restricted cash, beginning of period (Note 5)	894.2	1,087.1
Cash, cash equivalents and restricted cash, end of period (Note 5)	$1,982.0	$957.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," “us,” “our,” or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2020 having ended on April 3, 2020 and each fiscal year ending on December 31. The quarter ended April 3, 2020 and March 29, 2019 contained 94 and 88 days, respectively. As of April 3, 2020, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG"). Additional details on the Company’s operating and reportable segments are included in Note 2: ''Revenue and Segment Information.''

The accompanying unaudited financial statements as of and for the quarter ended April 3, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2019 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 19, 2020 (the “2019 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances, returns and warranties; (ii) measurement of valuation allowances relating to inventories; (iii) fair values of share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets and evaluations of unrecognized tax benefits. Even though the novel coronavirus disease 2019 (“COVID-19”) pandemic impacted the demand for the Company's products and gross margin, it did not have a significant impact on these estimates. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of indefinite-lived intangible assets, long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available and the unknown future impact of the COVID-19 pandemic as of April 3, 2020, and through the date of this Form 10-Q. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, share based compensation, inventory valuation and corresponding reserves, carrying value of indefinite-lived assets, other long-lived assets and goodwill, valuation allowance for tax assets, contingencies and revenue recognition. While there was not a material impact to the consolidated financial statements as of and for the quarter ended April 3, 2020, resulting from these assessments, future assessment of the current expectations, including of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in a material adverse impact to the consolidated financial statements in future reporting periods.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company’s view of the business and its gross profit is used to evaluate progress of major initiatives and allocation of resources.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended April 3, 2020:
Revenue from external customers	$623.9	$467.1	$186.9	$1,277.9
Gross profit	$178.6	$174.8	$62.8	$416.2
For the quarter ended March 29, 2019:
Revenue from external customers	$704.2	$494.1	$188.3	$1,386.6
Gross profit	$249.0	$200.1	$74.9	$524.0

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliation of segment gross profit to consolidated gross profit is provided below (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019
Gross profit for reportable segments	$416.2	$524.0
Less: Unallocated manufacturing costs	(13.5)	(10.3)
Consolidated gross profit	$402.7	$513.7

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended April 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$194.3	$172.6	$41.4	$408.3
Hong Kong	192.0	91.9	32.3	316.2
United Kingdom	105.1	76.8	45.1	227.0
United States	72.7	77.3	34.5	184.5
Other	59.8	48.5	33.6	141.9
Total	$623.9	$467.1	$186.9	$1,277.9

Sales Channel
Distributors	$386.3	$213.6	$103.4	$703.3
OEM/ODM	194.2	219.4	73.5	487.1
Electronic Manufacturing Service Providers	43.4	34.1	10.0	87.5
Total	$623.9	$467.1	$186.9	$1,277.9

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

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	April 3, 2020	December 31, 2019
United States	$633.3	$616.7
South Korea	487.4	485.4
Philippines	426.4	433.5
China	238.1	243.6
Japan	216.3	218.1
Czech Republic	213.8	213.4
Malaysia	195.4	204.4
Other	169.2	176.5
Total	$2,579.9	$2,591.6

Note 3: Recent Accounting Pronouncements

Adopted:

ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)

In March 2020, the FASB issued ASU 2020-04 to address constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the LIBO Rate and other interbank offered rates to alternative reference rates. ASU 2020-04 includes optional expedients and the relief provided is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBO Rate or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective for entities as of March 12, 2020 through December 31, 2022. The Company has elected to apply the provisions of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

ASU 2020-04 for its contracts and hedging relationships as of March 12, 2020. The adoption of ASU 2020-04 did not have a material impact on its consolidated financial statements.

ASU 2019-12 – Income taxes (Topic 740): Simplifying the accounting for income taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 during the quarter ended April 3, 2020. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

Note 4: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges are as follows (in millions):

	Restructuring	Asset Impairments (1)	Other	Total
Quarter ended April 3, 2020
Voluntary separation program	$27.5	$—	$—	$27.5
General workforce reduction	3.4	—	—	3.4
Post-Quantenna acquisition restructuring	0.4	—	—	0.4
Other	—	1.4	0.1	1.5
Total	$31.3	$1.4	$0.1	$32.8
(1) Impairment of lease right-of-use assets.

Summary of changes in accrued restructuring from December 31, 2019 to April 3, 2020 is as follows (in millions):

	As of			As of
	December 31, 2019	Charges	Usage	April 3, 2020
Employee separation charges	$0.1	$31.3	$(3.6)	$27.8
Other	0.1	—	—	0.1
Total	$0.2	$31.3	$(3.6)	$27.9

Voluntary Separation Program and Involuntary Separation Program

During the first quarter of 2020, the Company offered a voluntary separation program (the "VSP") to employees that met certain criteria. Participation was subject to management review and approval. The purpose of the VSP was to allow employees to voluntarily separate employment during a specific time and with enhanced separation compensation and benefits, thereby enabling the Company to optimize its cost structure and progress towards its target financial model. Management approved 243 employees for participation in the VSP during the quarter ended April 3, 2020, after which the VSP was terminated. The aggregate expense for the VSP amounted to $27.5 million, which remained accrued as of April 3, 2020 and is expected to be paid during the second quarter of 2020 when the employees exit.

The Company will also implement an involuntary separation program (the “ISP”) during the second quarter of 2020. Under the ISP, the Company expects to notify an estimated 215 additional employees of their employment termination, with aggregate severance costs amounting to approximately $15.0 million.

Other General Workforce Reduction

In addition to the VSP and the ISP, the Company took other general workforce reduction measures during the first quarter of 2020. In connection with such measures, the Company notified approximately 88 employees of their employment termination, all of whom exited by April 3, 2020. During the quarter ended April 3, 2020, the aggregate expense for these other general workforce reduction measures amounted to $3.4 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Post-Quantenna acquisition restructuring

Following the acquisition of Quantenna, the Company implemented a cost-reduction plan resulting in the elimination of positions, primarily as a result of redundancies. During the quarter ended April 3, 2020, the Company terminated an additional ten employees and severance costs amounted to $0.4 million. All employees have exited and severance benefits have been paid out. This program has closed and no further expenses are expected to be incurred.

Note 5: Balance Sheet Information and Other

Goodwill

Changes in the goodwill balance from December 31, 2019 through April 3, 2020 were as follows (in millions):

Net balance as of December 31, 2019	$1,659.2
Addition due to business combination	4.2
Net balance as of April 3, 2020	$1,663.4

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management considered the general economic decline and the impact of the COVID-19 pandemic, but did not identify any triggering events during the quarter ended April 3, 2020 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	April 3, 2020	December 31, 2019
Inventories:
Raw materials	$142.7	$138.4
Work in process	808.6	772.9
Finished goods	300.6	321.1
	$1,251.9	$1,232.4

Defined Benefit Plans

As of April 3, 2020, the total accrued pension liability for underfunded plans was $133.2 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2019, the total accrued pension liability for underfunded plans was $132.7 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense are as follows (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019
Service cost	$2.7	$2.3
Interest cost	1.1	1.3
Expected return on plan assets	(1.5)	(1.5)
Total net periodic pension cost	$2.3	$2.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense are as follows (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019
Operating lease	$9.1	$8.3
Variable lease	1.1	1.2
Short-term lease	1.1	0.7
Total lease expense	$11.3	$10.2

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	April 3, 2020	December 31, 2019
Accrued expenses and other current liabilities	$27.6	$26.1
Other long-term liabilities	87.8	87.9
	$115.4	$114.0

Operating lease assets of $111.5 million and $110.2 million are included in other assets in the Consolidated Balance Sheets as of April 3, 2020 and December 31, 2019, respectively. As of April 3, 2020, the weighted-average remaining lease-term was 6.3 years and the weighted-average discount rate was 5.5%.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities are as follows (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019
Non-cash financing activity:
Liability incurred for purchase of business	$7.7	$—
Non-cash activities:
Capital expenditures in accounts payable and other liabilities	$123.5	$207.2
Right-of-use assets obtained in exchange of lease liabilities	8.8	4.1
Cash (received) paid for:
Interest income	$(1.9)	$(2.5)
Interest expense	24.5	15.4
Income taxes	9.9	15.6
Operating lease payments in operating cash flows	8.2	9.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	April 3, 2020	December 31, 2019	March 29, 2019	December 31, 2018
Consolidated Balance Sheets:
Cash and cash equivalents	$1,982.0	$894.2	$939.6	$1,069.6
Restricted cash (included in other current assets)	—	—	17.5	17.5
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,982.0	$894.2	$957.1	$1,087.1

The restricted cash balance, which included the consideration held in escrow for the acquisition of Aptina in 2014, was released during the year ended December 31, 2019 upon satisfaction of certain outstanding items contained in the merger agreement for such acquisition.

Note 6: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	April 3, 2020	December 31, 2019
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 2.45% and 3.30%, respectively	$1,965.0	$800.0
Term Loan “B” Facility due 2026, interest payable monthly at 2.99% and 3.80%, respectively	1,626.8	1,630.9
1.00% Notes due 2020 (1)	690.0	690.0
1.625% Notes due 2023 (2)	575.0	575.0
Other long-term debt (3)	0.7	53.3
Gross long-term debt, including current maturities	$4,857.5	$3,749.2
Less: Debt discount (4)	(92.8)	(102.7)
Less: Debt issuance costs (5)	(32.1)	(34.0)
Net long-term debt, including current maturities	$4,732.6	$3,612.5
Less: Current maturities	(689.6)	(736.0)
Net long-term debt	$4,043.0	$2,876.5
_______________________

(1) Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2) Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3) Consists of a term loan, finance lease and other facility at certain international locations where interest is payable monthly or quarterly, with interest rates ranging between 1.00% and 1.48% and maturity dates in 2020.
(4) Debt discount of $15.0 million and $20.4 million for the 1.00% Notes, $67.7 million and $71.8 million for the 1.625% Notes and $10.1 million and $10.5 million for the Term Loan "B" Facility, in each case as of April 3, 2020 and December 31, 2019, respectively.
(5) Debt issuance costs of $2.1 million and $2.8 million for the 1.00% Notes, $6.5 million and $6.9 million for the 1.625% Notes and $23.5 million and $24.3 million for the Term Loan "B" Facility, in each case as of April 3, 2020 and December 31, 2019, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expected maturities of gross long-term debt (including current maturities) as of April 3, 2020 are as follows (in millions):

Period	Expected Maturities
Remainder of 2020	$703.0
2021	16.3
2022	16.3
2023	591.4
2024	1,981.4
Thereafter	1,549.1
Total	$4,857.5

The Company was in compliance with its covenants under all debt agreements as of April 3, 2020.

On March 24, 2020, the Company borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the current uncertainty resulting from the impact of the COVID-19 pandemic (the “Credit Facility Draw”). As a result of the Credit Facility Draw, as of March 24, 2020, the Company had borrowed substantially all amounts available under the Revolving Credit Facility and has $4.0 million available for draw under the Revolving Credit Facility, subject to certain conditions. The proceeds from the Credit Facility Draw could be used to repay a portion of debt maturing in 2020, and for working capital, general corporate or other purposes.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income (loss) per common share attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended
	April 3, 2020	March 29, 2019
Net income (loss) attributable to ON Semiconductor Corporation	$(14.0)	$114.1
Basic weighted-average common shares outstanding	410.6	410.6
Dilutive effect of share-based awards	—	3.2
Dilutive effect of convertible notes	—	3.9
Diluted weighted-average common shares outstanding	410.6	417.7

Net income (loss) per common share attributable to ON Semiconductor Corporation:
Basic	$(0.03)	$0.28
Diluted	$(0.03)	$0.27

Basic income (loss) per common share is computed by dividing net income (loss) attributable to the Company by the weighted average number of common shares outstanding during the period.

To calculate the diluted weighted-average common shares outstanding, the number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 2.6 million and 0.6 million for the quarters ended April 3, 2020 and March 29, 2019. The increase in the anti-dilutive share-based awards for the quarter ended April 3, 2020 was due to the net loss for the quarter ended April 3, 2020, as the inclusion would have the effect of decreasing the net loss per common share attributable to the Company.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The dilutive impact related to the 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements, under which the Company's convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. During the quarter ended April 3, 2020, although the average share price exceeded the conversion price for the 1.00% Notes, the impact of the excess over par value was excluded in calculating the dilutive effect of the convertible notes as the impact would be anti-dilutive due to the net loss for the quarter ended April 3, 2020.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the “Share Repurchase Program”), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company’s common stock from December 1, 2018 through December 31, 2022.

There were $65.3 million and $75.7 million in repurchases of the Company's common stock under the Share Repurchase Program during the quarters ended April 3, 2020 and March 29, 2019, respectively. As of April 3, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Information relating to the Share Repurchase Program during the quarter ended April 3, 2020 and March 29, 2019 is as follows (in millions, except per share data):

	Quarters Ended
	April 3, 2020	March 29, 2019
Number of repurchased shares (1)	3.6	4.4
Aggregate purchase price	$65.3	$75.7
Fees, commissions and other expenses	0.1	0.1
Less: Ending accrued share repurchases (2)	—	(0.8)
Total cash used for share repurchases	$65.4	$75.0
Weighted-average purchase price per share (3)	$18.08	$17.17

(1) None of these shares had been reissued or retired as of April 3, 2020, but may be reissued or retired by the Company at a later date.
(2) Represents unpaid amounts recorded in accrued expenses and other current liabilities.
(3) Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Shares with a fair market value equal to the applicable amount of the employee withholding taxes due are withheld by the Company upon the vesting of RSUs to pay the applicable amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable amount of withholding taxes in cash. The amounts remitted during the quarters ended April 3, 2020 and March 29, 2019 were $16.0 million and $26.1 million, respectively, for which the Company withheld approximately 0.9 million and 1.2 million shares of common stock, respectively, that were underlying the RSUs that vested. Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of April 3, 2020, but may be reissued or retired by the Company at a later date. These repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest

The Company owns 80% of the outstanding equity interests in a joint venture, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), which operates assembly and test operations in Leshan, China. The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2019, the non-controlling interest balance was $22.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

million. This balance increased to $22.7 million as of April 3, 2020, resulting from the non-controlling interest’s $0.3 million share of the earnings for the quarter ended April 3, 2020.

During the quarter ended April 3, 2020, the Company acquired the remaining 40% of the equity interest in ON Semiconductor Aizu Co., Ltd., ("OSA") from Fujitsu Semiconductor Limited (“FSL”), whereby OSA became a wholly-owned subsidiary of the Company. OSA operates a front-end wafer fabrication facility in Aizuwakamatsu, Japan. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in the Company receiving $26.0 million from FSL during the quarter ended April 3, 2020. The results of OSA have been consolidated in the Company’s financial statements since the fourth quarter of 2018, when the Company acquired the majority equity interest.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019
Cost of revenue	$2.5	$1.9
Research and development	4.1	3.6
Selling and marketing	2.9	3.8
General and administrative	6.2	10.4
Share-based compensation expense	$15.7	$19.7
Related income tax benefits at federal rate of 21%	(3.3)	(4.1)
Share-based compensation expense, net of taxes	$12.4	$15.6

As of April 3, 2020, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $132.5 million, which is expected to be recognized over a weighted-average period of 1.7 years. There were no stock options exercised during the quarter ended April 3, 2020. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% for the quarters ended April 3, 2020 and March 29, 2019.

Shares Available

As of April 3, 2020 and December 31, 2019, there was an aggregate of 18.1 million and 25.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of April 3, 2020 and December 31, 2019, there was an aggregate of 4.3 million and 4.8 million shares of common stock, respectively, available for issuance under the ESPP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service condition and over two years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the quarter ended April 3, 2020 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2019	8.9	$20.84
Granted	4.8	18.94
Released	(2.7)	18.31
Forfeited	(0.1)	20.69
Non-vested RSUs at April 3, 2020	10.9	20.63

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

The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination was detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company worked with local authorities to implement a remediation plan and has completed remaining remediation. The majority of the cost of remediation was covered by insurance. During 2018, semi-annual groundwater monitoring indicated that the treatment was effective, and accordingly, the Company ceased such monitoring and has determined that this remediation project is complete. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

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

The Company was notified by the EPA that it has been identified as a PRP under CERCLA in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Hartford, Illinois, at what is now a Superfund site, has performed reclamation services for the Company in the past. The EPA is pursuing Chemetco customers for contribution to the site clean-up activities. The Company has joined a PRP group, which is cooperating with the EPA in the evaluation and funding of the clean-up activities. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 3, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment subject to the available balance of the Revolving Credit Facility for the issuance of letters of credit, which, as of the date of this Form 10-Q was $4.0 million. There were $1.0 million letters of credit outstanding under the Revolving Credit Facility as of April 3, 2020, which reduced the Company's borrowing capacity. As of April 3, 2020, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $11.5 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries' term loan financing and surety bond, which totaled $1.6 million as of April 3, 2020.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, except as disclosed below, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any litigation matter will be favorable to the Company.

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

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	April 3, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$338.9	$338.9	$—	$—

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	As of	Fair Value Hierarchy
Description	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$28.2	$28.2	$—	$—

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

	As of
	April 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes (1)	$1,173.7	$1,234.5	$1,163.1	$1,730.2
Long-term debt (1)	3,558.9	3,116.3	2,449.3	2,427.8

(1) Carrying amount shown is net of debt discount and debt issuance costs.

The fair values of the Company's 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at April 3, 2020 and December 31, 2019.

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

As of April 3, 2020 and December 31, 2019, the Company had net outstanding foreign exchange contracts with notional amounts of $121.8 million and $183.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	April 3, 2020		December 31, 2019
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	46.5	46.5	36.4	36.4
Korean Won	18.9	18.9	18.1	18.1
Chinese Yuan	17.6	17.6	20.2	20.2
Malaysian Ringgit	7.6	7.6	20.4	20.4
Japanese Yen	(6.2)	6.2	49.8	49.8
Czech Koruna	(3.8)	3.8	11.9	11.9
Other Currencies - Buy	16.9	16.9	21.9	21.9
Other Currencies - Sell	(4.3)	4.3	(4.6)	4.6
	$93.2	$121.8	$174.1	$183.3

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. Realized and unrealized foreign currency transactions totaled a loss of $0.2 million for the quarter ended April 3, 2020 and loss of $3.1 million for the quarter ended March 29, 2019. The realized and unrealized foreign currency transactions are included in other income and expenses in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the instrument's maturity date.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements outstanding as of each of April 3, 2020 and March 29, 2019 amounted to $1.0 billion. The Company performed effectiveness assessments and concluded that there was no ineffectiveness during the quarters ended April 3, 2020 and March 29, 2019.

On April 17, 2020, the Company entered into additional interest rate swap agreements for notional amounts totaling $1.25 billion (effective as of April 30, 2020), $750.0 million (effective as of December 31, 2020) and $750.0 million (effective as of December 31, 2021) with maturity dates of December 31, 2020, December 31, 2021 and December 31, 2022, respectively.

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

For the quarters ended April 3, 2020 and March 29, 2019, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Other

At April 3, 2020, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of April 3, 2020, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $5.2 million and $5.8 million of net interest and penalties accrued at April 3, 2020 and March 29, 2019, respectively. It is reasonably possible that $1.5 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company continues to maintain a full valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain other foreign jurisdictions, a substantial portion of which relate to Japan net operating losses, which are projected to expire prior to utilization.

Tax years prior to 2016 are generally not subject to examination by the Internal Revenue Service (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS examination for the 2017 tax year. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2015. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2009. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2019	$(42.4)	$(11.9)	$(54.3)
Other comprehensive income (loss) prior to reclassifications	0.6	(10.9)	(10.3)
Amounts reclassified from accumulated other comprehensive loss	—	(1.9)	(1.9)
Net current period other comprehensive income (loss) (1)	0.6	(12.8)	(12.2)
Balance as of April 3, 2020	$(41.8)	$(24.7)	$(66.5)
(1)  Effects of cash flow hedges are net of tax benefit of $3.4 million of tax benefit for the quarter ended April 3, 2020.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Amounts which were reclassified from accumulated other comprehensive loss to the Company's Consolidated Statements of Operations and Comprehensive Income are as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended
	April 3, 2020	March 29, 2019	Statements of Operations and Comprehensive Income Line Item
Interest rate swaps	$1.9	$(1.4)	Interest expense
Total reclassifications	$1.9	$(1.4)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2019 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended April 3, 2020 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2019 Form 10-K.

Company Highlights for the Quarter Ended April 3, 2020

•Total revenue of $1,277.9 million
•Gross margin of 31.5%
•Net loss of $0.03 per basic and diluted share
•Cash and cash equivalents of $1,982.0 million

Executive Overview

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

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, medical, industrial, networking, telecom and aerospace/defense. Our devices are found in a wide variety of end products, including life-saving medical devices, automobiles, smartphones, data center and enterprise servers, wearable medical devices, personal computers, industrial building and home automation systems, factory automation, consumer white goods, security and surveillance systems, machine vision and robotics, LED lighting, power supplies, networking and telecom equipment, medical diagnostics and imaging and hearing health.

Our portfolio of devices enables us to offer advanced ICs and the "building block" components that deliver system level functionality and design solutions. We shipped approximately 15.4 billion units during the quarter ended April 3, 2020, as compared to 16.3 billion units during the quarter ended March 29, 2019, resulting in a period-over-period decrease of approximately 6%. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever-shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

The Impact of the COVID-19 Pandemic on our Business

In light of the changing nature of the COVID-19 pandemic and uncertainty regarding the duration, severity, and possible resurgence of the pandemic in future periods, the long-term impact on our business is currently unclear. To date, we have experienced a decline in demand for certain of our products, supply chain and logistical constraints for procurement of certain materials and ability to work with our external partners and restricted access to our manufacturing facilities due to governmental regulations implemented to contain the spread of the COVID-19 pandemic. We expect these conditions to continue in varying duration and severity until such time as the COVID-19 pandemic is effectively contained. While we anticipate a rebound in economic activity depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, we are unable to predict the nature, timing and sustainability of an economic recovery, or to provide assurance that our business will return to historic performance levels on the timeline anticipated or at all.

In an effort to protect the health and safety of our employees, we have taken proactive, aggressive actions to adopt social distancing policies at our locations around the world, including reducing the number of people in our sites at any one time, instructing our employees to work from home where possible, limiting the number of employees attending meetings and suspending employee travel. In our role as responsible corporate citizens, we have taken actions to support our global communities by providing essential medical supplies and by donating N95 masks, ActiveAir masks, surgical masks, smocks, hand sanitizers, hairnets, nitrile gloves and medical protection suits to hospitals and health workers. We will continue to actively monitor implications of the COVID-19 pandemic on our and our customers’ businesses and may take further actions to alter our business operations if we determine that such alterations are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business for the remainder of the year ending December 31, 2020 or thereafter, including the effects on our customers, employees, and prospects, or on our financial results.

The Impact of the COVID-19 Pandemic to our Industry

While the full extent of the COVID-19 pandemic’s impact on global supply chains and global growth remains to be seen, the semiconductor industry has already experienced significant challenges. In the near-term, companies in the semiconductor industry are beginning to focus on implementing contingency plans to manage disruptions in their businesses. In the long-term, companies in the semiconductor industry are likely to re-assess and consider modifying their supply chain strategy and operating models to mitigate single points of failure.

Operating and Reportable Segments

As many of our products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. As of April 3, 2020, we were organized into the following three operating and reportable segments: PSG, ASG and ISG.

Business and Macroeconomic Environment

During the quarter ended April 3, 2020, the COVID-19 pandemic, and the resulting geopolitical and macroeconomic factors continued to adversely impact product demand in the semiconductor industry. As a result, we experienced a decline in demand for certain of our products, and we expect that demand for our products could continue to be adversely affected, possibly significantly, in the short-term. Among others, reductions in production levels, R&D activities, qualification activities with our customers and increased costs resulting from our efforts to mitigate the impact of the COVID-19 pandemic through social-distancing measures we have enacted at certain of our locations around the world may negatively impact our operations. We also believe, however, that secular megatrends in the automotive, industrial, and cloud-power end-markets will continue to drive long-term growth in the semiconductor industry.

In an effort to contain and slow the spread of the COVID-19 pandemic, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” quarantine residents in their homes or places of residence, and practice social distancing when engaging in essential activities. In response to market and industry trends, we have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have historically taken and continue to take significant cost containment efforts, including, but not limited to, workforce reductions, reducing discretionary spending, furloughs, and mandatory vacations. There can be no assurances that we will adequately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

Results of Operations

The COVID-19 pandemic impacted our business operations in several ways during the quarter ended April 3, 2020. Among others, we experienced the impact in the form of declining demand for some of our products, supply chain constraints in shipment and procurement of materials, logistical challenges in ability to work with our external partners and lower factory utilization due to governmental regulations implemented to slow and contain the spread of the COVID-19 pandemic. While we have taken numerous steps to navigate through the challenges faced and mitigate its impact, we are currently unable to estimate the ultimate potential effects on our business, customers, employees, or our future financial results.

Quarter Ended April 3, 2020 compared to the Quarter Ended March 29, 2019

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	April 3, 2020	March 29, 2019	Dollar Change
Revenue	$1,277.9	$1,386.6	$(108.7)
Cost of revenue (exclusive of amortization shown below)	875.2	872.9	2.3
Gross profit	402.7	513.7	(111.0)
Operating expenses:
Research and development	171.0	151.8	19.2
Selling and marketing	76.8	77.1	(0.3)
General and administrative	71.2	72.9	(1.7)
Amortization of acquisition-related intangible assets	32.3	25.7	6.6
Restructuring, asset impairments and other charges, net	32.8	5.6	27.2
Intangible asset impairment	—	1.2	(1.2)
Total operating expenses	384.1	334.3	49.8
Operating income	18.6	179.4	(160.8)
Other income (expense), net:
Interest expense	(42.5)	(31.7)	(10.8)
Interest income	1.9	2.5	(0.6)
Other income (loss)	0.1	2.1	(2.0)
Other income (expense), net	(40.5)	(27.1)	(13.4)
Income (loss) before income taxes	(21.9)	152.3	(174.2)
Income tax (provision) benefit	8.2	(38.2)	46.4
Net income (loss)	(13.7)	114.1	(127.8)
Less: Net income attributable to non-controlling interest	(0.3)	—	(0.3)
Net income (loss) attributable to ON Semiconductor Corporation	$(14.0)	$114.1	$(128.1)

Revenue

Revenue was $1,277.9 million and $1,386.6 million for the quarters ended April 3, 2020 and March 29, 2019, respectively, representing a decrease of $108.7 million, or approximately 8%.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 3, 2020	As a % of Total Revenue (1)	Quarter Ended March 29, 2019	As a % of Total Revenue (1)
PSG	$623.9	48.8%	$704.2	50.8%
ASG	467.1	36.6%	494.1	35.6%
ISG	186.9	14.6%	188.3	13.6%
Total revenue	$1,277.9		$1,386.6

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $80.3 million, or approximately 11%, for the quarter ended April 3, 2020 compared to the quarter ended March 29, 2019. The revenue in our High Power Division, Power MOSFET Division, and Protection and Signal Division decreased by $28.6 million, $19.1 million, and $21.6 million, respectively. The reasons for the decrease are a combination of the impact of delays in fulfilling certain customer orders due to supply chain constraints and our factories in Malaysia and the Philippines operating at significantly reduced capacity levels as a result of the COVID-19 pandemic and a general decline in demand for these products due to economic conditions.

Revenue from ASG decreased by $27.0 million, or approximately 5%, for the quarter ended April 3, 2020 compared to the quarter ended March 29, 2019. The revenue from our Automotive Division, Industrial and Offline Power Division and our Mobile, Computing and Cloud Division decreased by $7.0 million, $21.6 million and $35.2 million, respectively. This decrease was partially offset by an increase in revenue of $37.0 million in our Wireless Connectivity Solutions Division, which included the acquired Quantenna business. The decrease in revenue in other divisions was primarily due to the impact of delays in fulfilling certain customer orders due to supply chain constraints and our factories in Malaysia and the Philippines operating at significantly reduced capacity levels as a result of the COVID-19 pandemic.

Revenue from ISG decreased by $1.4 million, or approximately 1%, for the quarter ended April 3, 2020 compared to the quarter ended March 29, 2019. The revenue from our Automotive Solutions Division decreased by $6.6 million due to decreased demand and also slightly impacted by delays in fulfilling certain customer orders due to supply chain constraints in Malaysia as a result of the COVID-19 pandemic, partially offset by an increase in revenue in other divisions.

Revenue by geographic locations, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended April 3, 2020	As a % of Total Revenue (1)	Quarter Ended March 29, 2019	As a % of Total Revenue (1)
Singapore	$408.3	32.0%	$425.2	30.7%
Hong Kong	316.2	24.7%	338.0	24.4%
United Kingdom	227.0	17.8%	246.9	17.8%
United States	184.5	14.4%	213.6	15.4%
Other	141.9	11.1%	162.9	11.7%
Total	$1,277.9		$1,386.6

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 3, 2020	As a % of Segment Revenue (1)	Quarter Ended March 29, 2019	As a % of Segment Revenue (1)

PSG	$178.6	28.6%	$249.0	35.4%
ASG	174.8	37.4%	200.1	40.5%
ISG	62.8	33.6%	74.9	39.8%
Gross profit for all segments	$416.2		$524.0
Unallocated manufacturing costs	(13.5)	(1.1)%	(10.3)	(0.7)%
Total gross profit	$402.7	31.5%	$513.7	37.0%

(1)  Certain amounts may not total due to rounding of individual amounts.

Our gross profit decreased by $111.0 million, or approximately 22%, from $513.7 million for the quarter ended March 29, 2019 to $402.7 million for the quarter ended April 3, 2020. Gross profit as a percentage of revenue decreased to 31.5% for the quarter ended April 3, 2020 from 37.0% for the quarter ended March 29, 2019.

The decrease in gross profit and gross margin were due to multiple reasons such as a significant decline in sales volume, a decline in average selling prices and under absorbed fixed overhead in some of our manufacturing locations due to lower utilization. Certain of our factories in China, Malaysia and the Philippines had to temporarily shut down or operate at a significantly reduced capacity due to the COVID-19 pandemic. During the quarter ended April 3, 2020, we recorded approximately $20.0 million of fixed overhead charges directly to cost of revenues, representing under absorbed inventory costs, primarily due to the COVID-19 pandemic.

Operating Expenses

The COVID-19 pandemic did not have a significant impact on our operating expenses.

Research and development expenses were $171.0 million for the quarter ended April 3, 2020, as compared to $151.8 million for the quarter ended March 29, 2019, representing an increase of $19.2 million, or approximately 13%. This increase was primarily due to the addition of the Quantenna employees in the headcount resulting in higher payroll costs.

Selling and marketing expenses were $76.8 million for the quarter ended April 3, 2020, as compared to $77.1 million for the quarter ended March 29, 2019, representing a decrease of $0.3 million, or approximately 0.4%.

General and administrative expenses were $71.2 million for the quarter ended April 3, 2020, as compared to $72.9 million for the quarter ended March 29, 2019, representing a decrease of $1.7 million, or approximately 2%.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $32.3 million for the quarter ended April 3, 2020, as compared to $25.7 million for the quarter ended March 29, 2019. The increase of $6.6 million, or approximately 26%, was primarily due to the amortization of our intangible assets acquired from Quantenna.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $32.8 million for the quarter ended April 3, 2020, as compared to $5.6 million for the quarter ended March 29, 2019. The increase of $27.2 million was primarily due to costs relating to the VSP implemented and closed during the first quarter of 2020. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense increased by $10.8 million to $42.5 million during the quarter ended April 3, 2020, as compared to $31.7 million during the quarter ended March 29, 2019. The increase was due to the additional debt incurred for the acquisition of Quantenna and the Credit Facility Draw (as defined below) towards the end of the first quarter of 2020. Our average gross long-term debt balance (including current maturities) for the quarter ended April 3, 2020 was $4,303.3 million at a weighted-average interest rate of approximately 3.9%, as compared to $2,935.0 million at a weighted-average interest rate of approximately 4.3% for the quarter ended March 29, 2019.

Income Taxes Provision and Benefit

We recorded an income tax benefit of $8.2 million and a provision of $38.2 million during the quarters ended April 3, 2020 and March 29, 2019, respectively.

The income tax benefit for the quarter ended April 3, 2020 consisted primarily of a benefit of $8.4 million for income and withholding taxes of certain of our foreign and domestic operations partially offset by $0.2 million of discrete expenses.

The income tax provision for the quarter ended March 29, 2019 consisted of $36.0 million for income and withholding taxes of certain of our foreign and domestic operations, $6.0 million related to the resolution of a foreign tax dispute, $0.9 million primarily relating to new interest and penalties on existing reserves for unrecognized tax benefits and $0.4 million of prior year adjustments, offset by a discrete benefit of $5.1 million relating to equity award excess tax benefits.

In line with the OECD’s BEPS conclusions and changes to tax laws in the United States and certain countries in the European Union, we are considering simplifying our corporate structure by repatriating the economic rights to our intellectual property to the United States during the second half of 2020. Upon repatriation, we expect to record a one-time discrete tax benefit in the range of $50.0 million to $100.0 million related to the impact of such repatriation. This one-time discrete benefit would not impact cash taxes.
For additional information, see Note 12: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.
Contractual Obligations
As of April 3, 2020, there were no material changes outside the ordinary course of business to the contractual obligations table, including the notes thereto, contained in the 2019 Form 10-K.
Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 3, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment subject to the available balance of the Revolving Credit Facility for the issuance of letters of credit, which, as of the date of this Form 10-Q was $4.0 million. There were $1.0 million letters of credit outstanding under the Revolving Credit Facility as of April 3, 2020, which reduced the Company's borrowing capacity. As of April 3, 2020, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $11.5 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries' term loan financing and surety bond, which totaled $1.6 million as of April 3, 2020. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

We have not recorded any liability in connection with these letters of credit and guarantee arrangements. See Note 6: ''Long-Term Debt'' and Note 9: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

See Note 9: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements under the heading "Legal Matters" included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 "Business - Government Regulation" of the 2019 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,982.0 million as of April 3, 2020. The significant increase in our cash and cash equivalents is due to the Credit Facility Draw. We believe that our existing cash and cash equivalents, coupled with our cash flows from operations will be adequate to fund our operations, debt repayment and capital needs, as well as to enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. Total cash and cash equivalents as of April 3, 2020 include approximately $1.4 billion available within the United States. We also have the ability to obtain additional cash in the United States to cover our domestic needs through distributions from our foreign subsidiaries, new bank loans or debt obligations.

We require cash to fund our operating expenses and working capital requirements, including outlays for strategic acquisitions and investments, for debt service including principal and interest, for research and development, to make capital expenditures, and to repurchase our common stock. On March 24, 2020, we borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and provide financial flexibility in light of the current uncertainty resulting from the impact of the COVID-19 pandemic (the “Credit Facility Draw”). As a result of the Credit Facility Draw, as of March 24, 2020, we had borrowed substantially all amounts available under the Revolving Credit Facility. The proceeds from the Credit Facility Draw could be used to repay portions of debt maturing in 2020, and for working capital, general corporate or other purposes. We expect interest expense to remain significant in future periods as we continue to service our debt including the recent Credit Facility Draw. As of the date of this Form 10-Q, we have $4.0 million available under the Revolving Credit Facility, subject to certain conditions.

Our principal sources of liquidity are the cash and cash equivalents on hand, cash generated from operations and funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand.

We believe that the key factors that could affect our internal and external sources of cash include:
•Geopolitical and macroeconomic factors caused by the COVID-19 pandemic which has had, and is expected to continue to have, negative impacts on the economies of the majority of countries and industries. The potential effect of this pandemic and the responses of various governmental entities and industries thereto, the duration and severity of the pandemic, the possibility of the re-emergence of the pandemic in future months and the anticipated recovery period is uncertain.
•Factors that affect our results of operations and cash flows, including the impact on our business and operations as a result of changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and
•Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, including as a result of the COVID-19 pandemic, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

The holders of our 1.00% Notes may submit them for conversion on or after September 1, 2020. The 1.00% Notes will mature on December 1, 2020. Our ability to service our long-term debt, including our 1.625% Notes, 1.00% Notes, Revolving Credit Facility and Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, timing of the economic recovery from the COVID-19 pandemic, as well as to financial, competitive, legislative, regulatory and other conditions, some or all of which may be beyond our control.
If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. Although we have not attempted or needed to access the capital markets in the recent weeks, the COVID-19 pandemic has caused significant volatility in the capital markets. We expect that accessing the capital markets could be challenging or come at elevated costs until the conditions improve and the COVID-19 pandemic is contained.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed toward production equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the quarter ended April 3, 2020, we paid $132.3 million for capital expenditures, while during the quarter ended March 29, 2019, we paid $157.0 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2020 is approximately $46.4 million. Our current minimum contractual capital expenditure commitment for 2021 and thereafter is approximately $4.2 million. We expect to incur capital expenditures of approximately 8% to 9% of annual revenue for the remainder of 2020 which factors in the current developments due to COVID-19. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $166.0 million and $138.2 million for the quarter ended April 3, 2020 and March 29, 2019, respectively. The increase of $27.8 million was primarily attributable to the non-payment of variable compensation during 2020 compared to 2019, offset by a reduction in net income due to decreased demand for our products as well as a change in working capital during the period. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,003.8 million at April 3, 2020 and has fluctuated between $1,043.4 million and $767.4 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,296.2 million at April 3, 2020 and has fluctuated between $2,296.2 million and $1,032.0 million at the end of each of our last eight fiscal quarters. During the quarter ended April 3, 2020, our working capital was most significantly impacted by Credit Facility Draw and capital expenditures.

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

Cash Management

Our ability to manage cash is limited, as our primary cash inflows and outflows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. While we have some flexibility with respect to the timing of capital equipment purchases, we must invest in capital equipment on a timely basis to allow us to maintain our manufacturing efficiency and support our platforms for new products. On March 24, 2020, we borrowed the remaining $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and provide financial flexibility in light of the current uncertainty resulting from the COVID-19 pandemic.

Debt Guarantees and Related Covenants

As of April 3, 2020, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants in the Amended Credit Agreement, including those relating to our Term Loan “B” Facility and Revolving Credit Facility, and covenants in our other debt agreements. Our 1.00% Notes and our 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our 2019 Form 10-K and Note 3: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
As of April 3, 2020, our long-term debt (including current maturities) totaled $4,857.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,265.0 million as of April 3, 2020. We do have interest rate exposure with respect to the $2,592.5 million balance of our variable interest rate debt outstanding as of April 3, 2020. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $8.2 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan "B" Facility.
Although we have not attempted or needed to access the capital markets in the recent weeks, the COVID-19 pandemic has caused significant volatility in the capital markets. We expect that accessing the capital markets could be challenging or come at elevated costs until the conditions improve and the COVID-19 pandemic is contained.
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

We are subject to risks associated with transactions that are denominated in currencies other than our functional currencies, as well as the effects of translating amounts denominated in a foreign currency to the U.S. Dollar as a normal part of the reportable process. Some of our Japanese operations utilize Japanese Yen as the functional currency, which results in a translation adjustment that is included as a component of accumulated other comprehensive income.

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at April 3, 2020 and December 31, 2019 was $121.8 million and

$183.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippine Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $28.8 million as of April 3, 2020, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 3, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 3, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for a discussion of our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2019 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. Except for the trends, risks and uncertainties described below related to the COVID-19 pandemic, there have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2019 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenue and operating performance; economic conditions and markets (including current financial conditions); risk related to changes in tariffs or other government trade policies, including between the U.S. and China; risks related to our ability to meet our assumptions regarding outlook for revenue and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; risks associated with restructuring actions and workforce reductions; technological and product development risks; risks that our products may be accused of infringing the IP rights of others; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisitions and dispositions generally, including our ability to realize the anticipated benefits of our acquisitions and dispositions, including our acquisition of Quantenna; risks that acquisitions or dispositions may disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; risks associated with the addition of Huawei Technologies Co., Ltd. and its non-U.S. affiliates and subsidiaries, and other customers, to the U.S. Departments of Commerce, Bureau of Industry Security Entity List; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; the costs to defend against or pursue litigation and the potential significant costs associated with adverse litigation outcomes; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, continuing political unrest in markets in which we do significant business, including Hong Kong, as well as man-made and/or natural disasters, public health and safety outbreaks affecting our operations or financial results, including as a result of the outbreak of COVID-19; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; risks related to the potential impact of climate change and regulations related thereto on our operations; and risks and expenses involving environmental or other governmental regulation. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in the 2019 Form 10-K and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2019 Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

The effects of the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, results of operations and financial condition.

Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our domestic and international operations and sales activities. In addition, we and our suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing, assembling and testing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments are expected to continue to be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, the COVID-19 pandemic or other disease outbreaks will, in the short-term, and could over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could adversely affect demand for our products and impact our results of operations and financial condition. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows has been, and could continue to be, material.

Business disruptions resulting from the COVID-19 pandemic have caused, and could continue to cause, significant harm to our business operations and facilities and have had, and could continue to have, a material adverse effect on our supply chain, customer base, business, results of operations and financial condition.

Our U.S. and international manufacturing facilities and distribution centers, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, health and safety epidemics, including the COVID-19 pandemic, and similar events. The occurrence of these or other events in any of the regions in which we operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. For example, as a result of the outbreak of the COVID-19 pandemic in the first quarter of 2020, we and/or certain of our third party vendors have experienced, and may continue to experience, decreased production in our facilities in China and elsewhere, which have led, and may continue to lead, to interruptions in our supply chain, delays in delivery of or inability to deliver products on expected timeframes or at all, and/or loss of customers. Disruptions caused by the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our revenue, earnings and cash flow, both from decreased revenue and from increased costs associated with the COVID-19 pandemic. In addition, these events have caused, and could continue to cause, consumer confidence and spending to decrease and increased volatility to the U.S. and worldwide economies. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from the COVID-19 pandemic, other health pandemics, natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

Many of our facilities and processes are interdependent and an operational disruption at any particular facility could have a material adverse effect on our ability to produce many of our products, which could materially adversely affect our business and results of operations.

We utilize an integrated manufacturing platform in which multiple facilities may each produce one or more components necessary for the assembly of a single product. As a result of the necessary interdependence within our network of manufacturing facilities, an operational disruption at a facility toward the front-end of our manufacturing process may have a disproportionate impact on our ability to produce many of our products. For example, our facility in Rožnov pod Radhoštěm, Czech Republic, manufactures silicon wafers used by a number of our facilities, and ISG relies predominantly on one third-party for manufacturing at the front-end of its manufacturing process, and any operational disruption, including any future travel bans or restrictions, quarantines, shelter-in-place orders, or shutdowns as a result of the COVID-19 pandemic, any natural or man-made disaster or other extraordinary event that impacted either of those facilities would have a material adverse effect on our ability to produce a number of our products worldwide. In the event of a disruption at any such facility, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce many of our products could be materially disrupted or delayed. Conversely, many of our facilities are single source facilities that only produce one of our end-products, and a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities (for example, due to construction delays) or transferring production to other existing facilities (for example, due to capacity constraints or difficulty in transitioning to new manufacturing processes), any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.

Downturns or volatility in general economic conditions could have a material adverse effect on our business and results of operations.

In recent years, worldwide semiconductor industry sales have tracked the impact of the financial crisis, subsequent recovery and persistent economic uncertainty. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases. Volatile or uncertain economic conditions, as well as continuing political unrest in markets in which we conduct significant business, including Hong Kong, can adversely impact sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities.

Historically, the semiconductor industry has been highly cyclical and, as a result, subject to significant downturns and upturns in customer demand for semiconductors and related products. We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. As we did in 2019, we could again experience period-to-period fluctuations in operating results due to general industry or economic conditions. We cannot accurately predict the timing of future downturns and upturns in the semiconductor industry or how severe and prolonged these conditions might be. Significant downturns often occur in connection with, or in anticipation of, maturing product cycles (for semiconductors and for the end-user products in which they are used) or declines in general economic conditions and can result in reduced product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, any of which could materially adversely affect our operating results as a result of increased operating expenses outpacing decreased revenue, reduced margins, underutilization of our manufacturing capacity and/or asset impairment charges. On the other hand, significant upturns can cause us to be unable to satisfy demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business and results of operations could be materially and adversely affected.

To the extent we incorrectly plan for favorable economic conditions that do not materialize or take longer to materialize than expected, we may face oversupply of our products relative to customer demand. In the past, reduced customer spending has driven us, and may in the future drive us and our competitors, to reduce product pricing, which results in a negative effect on gross profit. Moreover, volatility in revenue as a result of unpredictable economic conditions, including, but not limited to, the worsening of economic conditions due to the COVID-19 pandemic, may alter our anticipated working capital needs and interfere with our short-term and long-term strategies. To the extent that our sales, profitability and strategies are negatively affected by downturns or volatility in general economic conditions, our business and results of operations may be materially adversely affected.

Our substantial debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2019, we had $3,749.2 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. For example, on March 24, 2020, as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $1,165.0 million under the Revolving Credit Facility, as a result of which we have currently borrowed substantially all of the amount available under the Revolving Credit Facility. As of the date of this Form 10-Q, we have $4.0 million available under the Revolving Credit Facility, subject to certain conditions. The degree to which we are leveraged could have important consequences to our potential and current investors, including:
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
•our level of indebtedness will increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions, including as a result of the COVID-19 pandemic;
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

To the extent that we continue to maintain or expand our significant indebtedness, our financial condition and results of operations may be materially adversely affected. Additionally, we may not be able to access cash or to incur additional indebtedness if the ongoing macroeconomic effects of the COVID-19 pandemic, including certain actions taken by U.S. or other governmental authorities, such as decreases in short-term interest rates as announced by the Federal Reserve, cause the closure of banks for an extended period of time or a sudden increase in requests for indebtedness at one time by many potential borrowers, either or both of which could overwhelm the banking industry.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended April 3, 2020:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2020 - January 31, 2020	18,570	24.73	—	1,361.1
February 1, 2020 - February 28, 2020	1,729,900	19.63	1,720,912	1,327.4
February 29, 2020 - April 3, 2020	2,771,563	16.95	1,890,501	1,295.8
Total	4,520,033	18.01	3,611,413

(1) These time periods represent our fiscal month start and end dates for the first quarter of 2020.
(2) The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the Share Repurchase Program.
(3) The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

During the quarter ended April 3, 2020, we repurchased 3.6 million shares of our common stock for $65.3 million under the Share Repurchase Program.

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the discretion of our board of directors. As of April 3, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

See Note 7: ''Earnings Per Share and Equity'' of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1
2020 Form of Performance-Based Restricted Stock Units Award for Senior Vice Presidents and Above (Upside) under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 5, 2020).

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May 11, 2020	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer, Principal Accounting Officer and officer duly authorized to sign this report)