Form 10-Q
period 2020-07-03
ON SEMICONDUCTOR CORP
filed 2020-08-10
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Commission File Number) 000-30419
ON SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5005 E. McDowell Road
Phoenix, AZ 85008
(602) 244-6600

(Address, zip code and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ON	The Nasdaq Stock Market LLC
Preferred Stock, Series B Junior Participating, Purchase Rights	N/A	The Nasdaq Stock Market LLC

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
financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on August 5, 2020:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	410,821,763

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
Aptina	Aptina, Inc.
ASIC	Application specific integrated circuit
ASU	Accounting Standards Update
BEPS	Base Erosion Profit Shifting, as defined by the OECD
DSP	Digital signal processing
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
LED	Light-emitting diode
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
LiDAR	Light detection and ranging
MCU	Microcontroller unit
ODM	Original device manufacturers
OECD	Organization for Economic Co-operation and Development
OEM	Original equipment manufacturers
PRP	Potentially Responsible Party
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan “B” Facility	A $2.4 billion term loan “B” facility created pursuant to the Amended Credit Agreement
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	July 3, 2020	December 31, 2019
Assets
Cash and cash equivalents	$2,060.4	$894.2
Receivables, net	667.4	705.0
Inventories	1,285.4	1,232.4
Other current assets	131.2	188.4
Total current assets	4,144.4	3,020.0
Property, plant and equipment, net	2,566.5	2,591.6
Goodwill	1,663.4	1,659.2
Intangible assets, net	527.8	590.5
Deferred tax assets	325.2	307.8
Other assets	300.5	256.4
Total assets	$9,527.8	$8,425.5
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$522.9	$543.6
Accrued expenses and other current liabilities	546.1	538.8
Current portion of long-term debt	695.6	736.0
Total current liabilities	1,764.6	1,818.4
Long-term debt	4,044.8	2,876.5
Deferred tax liabilities	61.5	60.2
Other long-term liabilities	397.6	346.3
Total liabilities	6,268.5	5,101.4
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 569,611,277 and 565,562,607 issued, 410,809,621 and 411,312,664 outstanding, respectively)	5.7	5.7
Additional paid-in capital	3,854.6	3,809.5
Accumulated other comprehensive loss	(67.6)	(54.3)
Accumulated earnings	1,175.9	1,191.3
Less: Treasury stock, at cost: 158,801,656 and 154,249,943 shares, respectively	(1,732.5)	(1,650.5)
Total ON Semiconductor Corporation stockholders’ equity	3,236.1	3,301.7
Non-controlling interest	23.2	22.4
Total stockholders' equity	3,259.3	3,324.1
Total liabilities and stockholders' equity	$9,527.8	$8,425.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenue	$1,213.5	$1,347.7	$2,491.4	$2,734.3
Cost of revenue (exclusive of amortization shown below)	839.2	848.7	1,714.4	1,721.6
Gross profit	374.3	499.0	777.0	1,012.7
Operating expenses:
Research and development	156.1	147.0	327.1	298.8
Selling and marketing	65.6	73.6	142.4	150.7
General and administrative	62.9	74.1	134.1	147.0
Amortization of acquisition-related intangible assets	29.1	27.5	61.4	53.2
Restructuring, asset impairments and other charges, net	16.2	18.1	49.0	23.7
Intangible asset impairment	1.3	0.4	1.3	1.6
Total operating expenses	331.2	340.7	715.3	675.0
Operating income	43.1	158.3	61.7	337.7
Other income (expense), net:
Interest expense	(41.9)	(33.7)	(84.4)	(65.4)
Interest income	1.5	3.0	3.4	5.5
Loss on debt refinancing and prepayment	—	(0.4)	—	(0.4)
Other income (expense)	(2.8)	(1.0)	(2.7)	1.1
Other income (expense), net	(43.2)	(32.1)	(83.7)	(59.2)
Income (loss) before income taxes	(0.1)	126.2	(22.0)	278.5
Income tax (provision) benefit	(0.8)	(23.3)	7.4	(61.5)
Net income (loss)	(0.9)	102.9	(14.6)	217.0
Less: Net income attributable to non-controlling interest	(0.5)	(1.1)	(0.8)	(1.1)
Net income (loss) attributable to ON Semiconductor Corporation	$(1.4)	$101.8	$(15.4)	$215.9
Comprehensive income (loss), net of tax:
Net income (loss)	$(0.9)	$102.9	$(14.6)	$217.0
Foreign currency translation adjustments	(0.1)	0.5	0.5	0.6
Effects of cash flow hedges	(1.0)	(10.2)	(13.8)	(16.1)
Other comprehensive loss, net of tax	(1.1)	(9.7)	(13.3)	(15.5)
Comprehensive income (loss)	(2.0)	93.2	(27.9)	201.5
Comprehensive income attributable to non-controlling interest	(0.5)	(1.1)	(0.8)	(1.1)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(2.5)	$92.1	$(28.7)	$200.4
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.00	$0.25	$(0.04)	$0.52
Diluted	$0.00	$0.24	$(0.04)	$0.52
Weighted-average shares of common stock outstanding:
Basic	410.1	411.9	410.3	411.3
Diluted	410.1	417.7	410.3	417.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at April 3, 2020	568,774,542	$5.7	$3,830.3	$(66.5)	$1,177.3	(158,769,976)	$(1,731.9)	$22.7	$3,237.6
Shares issued pursuant to the ESPP	666,365	—	6.3	—	—	—	—	—	6.3
RSUs and stock grant awards issued	170,370	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(31,680)	(0.6)	—	(0.6)
Share-based compensation expense	—	—	18.0	—	—	—	—	—	18.0
Comprehensive (loss) income	—	—	—	(1.1)	(1.4)	—	—	0.5	(2.0)
Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Shares issued pursuant to the ESPP	1,153,803	—	11.4	—	—	—	—	—	11.4
RSUs and stock grant awards issued	2,894,867	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(940,300)	(16.6)	—	(16.6)
Share-based compensation expense	—	—	33.7	—	—	—	—	—	33.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(13.3)	(15.4)	—	—	0.8	(27.9)
Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3

Balance at March 29, 2019	562,317,091	$5.6	$3,722.5	$(43.7)	$1,093.7	(150,502,511)	$(1,579.9)	$22.5	$3,220.7
Stock option exercises	86,480	—	0.4	—	—	—	—	—	0.4
Shares issued pursuant to the ESPP	527,489	—	7.4	—	—	—	—	—	7.4
RSUs and stock grant awards issued	260,959	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(50,720)	(1.1)	—	(1.1)
Share-based compensation expense	—	—	27.3	—	—	—	—	—	27.3
Repurchase of common stock	—	—	—	—	—	(2,587,890)	(50.0)	—	(50.0)
Comprehensive (loss) income	—	—	—	(9.7)	101.8	—	—	1.1	93.2
Balance at June 28, 2019	563,192,019	$5.6	$3,757.6	$(53.4)	$1,195.5	(153,141,121)	$(1,631.0)	$23.6	$3,297.9

Balance at December 31, 2018	558,701,620	$5.6	$3,702.3	$(37.9)	$979.6	(144,867,393)	$(1,478.0)	$22.5	$3,194.1
Stock option exercises	157,197	—	0.9	—	—	—	—	—	0.9
Shares issued pursuant to the ESPP	527,489	—	7.4	—	—	—	—	—	7.4
RSUs and stock grant awards issued	3,805,713	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,275,649)	(27.2)	—	(27.2)
Share-based compensation expense	—	—	47.0	—	—	—	—	—	47.0
Repurchase of common stock	—	—	—	—	—	(6,998,079)	(125.8)	—	(125.8)
Comprehensive (loss) income	—	—	—	(15.5)	215.9	—	—	1.1	201.5
Balance at June 28, 2019	563,192,019	$5.6	$3,757.6	$(53.4)	$1,195.5	(153,141,121)	$(1,631.0)	$23.6	$3,297.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 3, 2020	June 28, 2019
Cash flows from operating activities:
Net income (loss)	$(14.6)	$217.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	315.1	279.8
Non-cash (gain) loss on sale or disposal of fixed assets	(2.9)	0.4
Loss on debt refinancing and prepayment	—	0.4
Amortization of debt discount and issuance costs	6.0	6.6
Share-based compensation expense	33.7	47.0
Non-cash interest on convertible notes	19.3	18.4
Non-cash asset impairment charges	7.2	—
Intangible asset impairment charges	1.3	1.6
Change in deferred tax balances	(12.3)	32.3
Other	1.8	1.5
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	37.8	(3.7)
Inventories	(51.5)	(3.5)
Other assets	3.5	(8.4)
Accounts payable	2.3	(89.9)
Accrued expenses and other current liabilities	(23.0)	(133.8)
Other long-term liabilities	(3.2)	(4.9)
Net cash provided by operating activities	320.5	360.8
Cash flows from investing activities:
Purchase of property, plant and equipment	(205.6)	(310.5)
Proceeds from sale of property, plant and equipment	0.9	1.4
Deposits utilized (made) for purchase of property, plant and equipment	0.5	(0.3)
Purchase of business, net of cash acquired	(4.5)	(867.0)
Purchase of license and deposit made for manufacturing facility	—	(100.0)
Release of escrow related to divestiture	—	5.0
Settlement of purchase price from previous acquisition	26.0	—
Net cash used in investing activities	(182.7)	(1,271.4)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	11.4	13.8
Proceeds from exercise of stock options	—	0.9
Payment of tax withholding for RSUs	(16.6)	(27.2)
Repurchase of common stock	(65.4)	(125.8)
Borrowings under debt agreements	1,165.0	904.3
Payment of debt issuance and other financing costs	—	(4.7)
Repayment of long-term debt	(60.3)	(38.6)
Acquisition related payments	(5.5)	—
Payment of finance lease obligations	—	(0.4)
Net cash provided by financing activities	1,028.6	722.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	1,166.5	(188.0)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	894.2	1,087.1
Cash, cash equivalents and restricted cash, end of period (Note 6)	$2,060.7	$899.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," “us,” “our,” or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2020 having ended on July 3, 2020 and each fiscal year ending on December 31. The quarters ended July 3, 2020 and June 28, 2019 each contained 91 days. The six months ended July 3, 2020 and June 28, 2019 contained 185 and 179 days, respectively. As of July 3, 2020, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG"). Additional details on the Company’s operating and reportable segments are included in Note 2: ''Revenue and Segment Information.''

The accompanying unaudited financial statements as of and for the quarter and six months ended July 3, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2019 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 19, 2020 (the “2019 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) fair values of share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets and evaluations of unrecognized tax benefits. Even though the novel coronavirus disease 2019 (“COVID-19”) pandemic impacted the demand for the Company's products and gross margin, it did not have a significant impact on these estimates. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of indefinite-lived intangible assets, long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available and the unknown future impact of the COVID-19 pandemic as of July 3, 2020, and through the date of this Form 10-Q. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, share based compensation, inventory valuation and corresponding reserves, carrying value of indefinite-lived assets, other long-lived assets and goodwill, valuation allowance for tax assets, contingencies and revenue recognition. While there was not a material impact to the consolidated financial statements as of and for the quarter and six months ended July 3, 2020, resulting from these assessments, future assessment of the current expectations, including of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in a material adverse impact to the consolidated financial statements in future reporting periods.

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

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended July 3, 2020:
Revenue from external customers	$618.4	$426.7	$168.4	$1,213.5
Gross profit	$184.2	$156.1	$50.3	$390.6
For the quarter ended June 28, 2019:
Revenue from external customers	$700.9	$462.0	$184.8	$1,347.7
Gross profit	$255.7	$184.7	$65.9	$506.3
For the six months ended July 3, 2020:
Revenue from external customers	$1,242.3	$893.8	$355.3	$2,491.4
Gross profit	$362.8	$330.9	$113.1	$806.8
For the six months ended June 28, 2019:
Revenue from external customers	$1,405.1	$956.1	$373.1	$2,734.3
Gross profit	$504.7	$384.8	$140.8	$1,030.3

The Company had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of the total revenue for the quarter and six months ended July 3, 2020, respectively.

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliation of segment gross profit to consolidated gross profit is provided below (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Gross profit for reportable segments	$390.6	$506.3	$806.8	$1,030.3
Less: Unallocated manufacturing costs	(16.3)	(7.3)	(29.8)	(17.6)
Consolidated gross profit	$374.3	$499.0	$777.0	$1,012.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended July 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$243.4	$157.4	$38.6	$439.4
Hong Kong	190.4	95.7	37.2	323.3
United Kingdom	75.8	42.4	22.7	140.9
United States	56.2	63.5	32.1	151.8
Other	52.6	67.7	37.8	158.1
Total	$618.4	$426.7	$168.4	$1,213.5

Sales Channel
Distributors	$436.9	$231.3	$103.8	$772.0
OEM/ODM	150.2	164.4	54.3	368.9
Electronic Manufacturing Service Providers	31.3	31.0	10.3	72.6
Total	$618.4	$426.7	$168.4	$1,213.5

	Six Months Ended July 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$437.7	$330.0	$80.0	$847.7
Hong Kong	382.4	187.6	69.5	639.5
United Kingdom	180.9	119.2	67.8	367.9
United States	128.9	140.8	66.6	336.3
Other	112.4	116.2	71.4	300.0
Total	$1,242.3	$893.8	$355.3	$2,491.4

Sales Channel
Distributors	$823.2	$444.9	$207.2	$1,475.3
OEM/ODM	344.4	383.8	127.8	856.0
Electronic Manufacturing Service Providers	74.7	65.1	20.3	160.1
Total	$1,242.3	$893.8	$355.3	$2,491.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended June 28, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$213.3	$130.5	$36.1	$379.9
Hong Kong	206.2	108.3	33.9	348.4
United Kingdom	118.0	76.4	35.0	229.4
United States	99.6	93.0	30.9	223.5
Other	63.8	53.8	48.9	166.5
Total	$700.9	$462.0	$184.8	$1,347.7

Sales Channel
Distributors	$433.5	$230.1	$116.8	$780.4
OEM/ODM	223.3	197.7	58.7	479.7
Electronic Manufacturing Service Providers	44.1	34.2	9.3	87.6
Total	$700.9	$462.0	$184.8	$1,347.7

	Six Months Ended June 28, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$438.3	$283.5	$83.3	$805.1
Hong Kong	406.8	220.3	59.3	686.4
United Kingdom	243.8	155.9	76.6	476.3
United States	188.5	185.6	63.0	437.1
Other	127.7	110.8	90.9	329.4
Total	$1,405.1	$956.1	$373.1	$2,734.3

Sales Channel
Distributors	$857.2	$464.9	$223.1	$1,545.2
OEM/ODM	459.5	418.8	130.2	1,008.5
Electronic Manufacturing Service Providers	88.4	72.4	19.8	180.6
Total	$1,405.1	$956.1	$373.1	$2,734.3

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	July 3, 2020	December 31, 2019
United States	$665.0	$616.7
South Korea	477.5	485.4
Philippines	415.3	433.5
China	238.8	243.6
Japan	211.0	218.1
Czech Republic	212.0	213.4
Malaysia	185.7	204.4
Other	161.2	176.5
Total	$2,566.5	$2,591.6

Note 3: Recent Accounting Pronouncements

Adopted:

ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)

In March 2020, the FASB issued ASU 2020-04 to address constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the LIBO Rate and other interbank offered rates to alternative reference rates. ASU 2020-04 includes optional expedients and the relief provided is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBO Rate or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective for entities as of March 12, 2020 through December 31, 2022. The Company elected to apply the provisions of ASU 2020-04 for its contracts and hedging relationships as of March 12, 2020. The adoption of ASU 2020-04 did not have a material impact on its consolidated financial statements.

ASU 2019-12 – Income taxes (Topic 740): Simplifying the accounting for income taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Income taxes (Topic 740). The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 during the quarter ended April 3, 2020. The adoption of ASU 2019-12 did not have a material impact on its consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Pending adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

Note 4: Acquisitions

Acquisition of Quantenna

On June 19, 2019, the Company acquired 100% of the outstanding shares of Quantenna Communications, Inc. ("Quantenna"), a global leader and innovator of high performance Wi-Fi solutions, whereby Quantenna became a wholly-owned subsidiary of the Company. The purchase price consideration for the acquisition totaled $1,039.3 million.

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operation for the quarters and six months ended July 3, 2020 and June 28, 2019 have been prepared as if the acquisition of Quantenna had occurred on January 1, 2018 and includes adjustments for amortization of intangibles, interest expense from financing, restructuring, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Revenue	$1,213.5	$1,385.3	$2,491.4	$2,829.6
Net income (loss)	(0.9)	96.7	(13.6)	198.5
Net income (loss) attributable to ON Semiconductor Corporation	(1.4)	95.6	(14.4)	197.4
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.00	$0.23	$(0.04)	$0.48
Diluted	$0.00	$0.23	$(0.04)	$0.47

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Restructuring	Asset Impairments (1)	Other	Total
Quarter ended July 3, 2020
2020 Involuntary separation program	$11.8	$—	$—	$11.8
Other	—	5.8	(1.4)	4.4
Total	$11.8	$5.8	$(1.4)	$16.2

	Restructuring	Asset Impairments (1)	Other	Total
Six months ended July 3, 2020
Voluntary separation program	$27.5	$—	$—	$27.5
2020 Involuntary separation program	11.8	—	—	11.8
Other general workforce reduction	3.8	—	—	3.8
Other	—	7.2	(1.3)	5.9
Total	$43.1	$7.2	$(1.3)	$49.0
(1) Impairment of certain property, plant and equipment and lease right-of-use assets.

Summary of changes in accrued restructuring from December 31, 2019 to July 3, 2020 is as follows (in millions):

	As of			As of
	December 31, 2019	Charges	Usage	July 3, 2020
Employee separation charges	$0.1	$43.1	$(29.2)	$14.0
Other	0.1	—	(0.1)	—
Total	$0.2	$43.1	$(29.3)	$14.0

Voluntary Separation Program

During the first quarter of 2020, the Company offered a voluntary separation program (the "VSP") to employees that met certain criteria. Participation was subject to management review and approval. The purpose of the VSP was to allow employees to voluntarily separate employment during a specific time and with enhanced separation compensation and benefits, thereby enabling the Company to optimize its cost structure and progress towards its target financial model. Management approved 243 employees for participation in the VSP during the quarter ended April 3, 2020, after which the VSP was terminated. During the quarter ended April 3, 2020, the aggregate expense for the VSP amounted to $27.5 million for the 243 employees, all of whom had exited the Company as of July 3, 2020. During the quarter ended July 3, 2020, the Company paid $20.4 million of the aggregate expense and had $7.1 million accrued as of July 3, 2020, which is expected to be paid during the third quarter of 2020.
2020 Involuntary Separation Program

During the second quarter of 2020, the Company implemented an involuntary separation program (the “ISP”) . Under the ISP, the Company notified approximately 191 employees of their employment termination with aggregate severance costs and other benefits amounting to $11.8 million, of which $6.8 million remained accrued as of July 3, 2020. This amount is expected to be paid during the third and fourth quarters of 2020 depending on the exit date of the notified employees. The Company currently does not anticipate additional employee terminations under the ISP.

Other General Workforce Reduction

In addition to the VSP and the ISP, the Company took other general workforce reduction measures (including the post-Quantenna acquisition restructuring) during the first quarter of 2020. In connection with such measures, the Company notified approximately 98 employees of their employment termination, all of whom exited by April 3, 2020. During the quarter ended April 3, 2020, the aggregate expense for these other general workforce reduction measures amounted to $3.8 million and were paid out within the quarter. There was no activity under this program during the second quarter of 2020. The Company

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

continues to evaluate employee positions and locations for potential efficiencies under this program and may incur additional charges in the future.

Note 6: Balance Sheet Information and Other

Goodwill

Changes in the goodwill balance from December 31, 2019 through July 3, 2020 were as follows (in millions):

Net balance as of December 31, 2019	$1,659.2
Addition due to business combination	4.2
Net balance as of July 3, 2020	$1,663.4

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management considered the general economic decline and the impact of the COVID-19 pandemic, but did not identify any triggering events during the quarter and six months ended July 3, 2020 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	July 3, 2020	December 31, 2019
Inventories:
Raw materials	$148.0	$138.4
Work in process	848.0	772.9
Finished goods	289.4	321.1
	$1,285.4	$1,232.4

Defined Benefit Plans

As of July 3, 2020, the total accrued pension liability for underfunded plans was $133.5 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2019, the total accrued pension liability for underfunded plans was $132.7 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Service cost	$2.7	$2.4	$5.4	$4.7
Interest cost	1.1	1.2	2.3	2.5
Expected return on plan assets	(1.5)	(1.5)	(3.1)	(3.0)
Curtailment gain	(1.6)	—	(1.6)	—
Total net periodic pension cost	$0.7	$2.1	$3.0	$4.2

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Operating lease	$9.1	$8.3	$18.2	$16.6
Variable lease	0.7	1.0	1.8	2.1
Short-term lease	1.2	0.6	2.4	1.3
Total lease expense	$11.0	$9.9	$22.4	$20.0

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	July 3, 2020	December 31, 2019
Accrued expenses and other current liabilities	$27.6	$26.1
Other long-term liabilities	120.1	87.9
Total lease obligations	$147.7	$114.0

Operating lease assets of $143.4 million and $110.2 million are included in other assets in the Consolidated Balance Sheets as of July 3, 2020 and December 31, 2019, respectively. As of July 3, 2020, the weighted-average remaining lease-term was 7.2 years and the weighted-average discount rate was 5.0%.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Six Months Ended
	July 3, 2020	June 28, 2019
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$152.8	$173.0
Sale of property in exchange of note receivable	4.7	$—
Right-of-use assets obtained in exchange of lease liabilities	49.0	4.8
Non-cash financing activity:
Liability incurred for purchase of business	$—	$38.9
Cash (received) paid for:
Interest income	$(3.4)	$(3.0)
Interest expense	58.4	40.3
Income taxes	15.5	32.1
Operating lease payments in operating cash flows	18.3	17.5

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	July 3, 2020	December 31, 2019	June 28, 2019	December 31, 2018
Consolidated Balance Sheets:
Cash and cash equivalents	$2,060.4	$894.2	$885.2	$1,069.6
Restricted cash (included in other current assets)	0.3	—	13.9	17.5
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,060.7	$894.2	$899.1	$1,087.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The restricted cash balance through June 28, 2019, which included the consideration held in escrow for the acquisition of Aptina in 2014, was released during the year ended December 31, 2019 upon satisfaction of certain outstanding items contained in the merger agreement for such acquisition.

Note 7: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	July 3, 2020	December 31, 2019
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 1.68% and 3.30%, respectively	$1,965.0	$800.0
Term Loan “B” Facility due 2026, interest payable monthly at 2.18% and 3.80%, respectively	1,622.7	1,630.9
1.00% Notes due 2020 (1)	690.0	690.0
1.625% Notes due 2023 (2)	575.0	575.0
Other long-term debt (3)	0.5	53.3
Gross long-term debt, including current portion	$4,853.2	$3,749.2
Less: Debt discount (4)	(82.7)	(102.7)
Less: Debt issuance costs (5)	(30.1)	(34.0)
Net long-term debt, including current portion	$4,740.4	$3,612.5
Less: Current portion of long-term debt	(695.6)	(736.0)
Net long-term debt	$4,044.8	$2,876.5

(1) Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(2) Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3) Consists of a term loan, finance lease and other facility at certain international locations where interest is payable monthly or quarterly, with interest rates ranging between 1.00% and 1.48% and maturity dates in 2020.
(4) Debt discount of $9.6 million and $20.4 million for the 1.00% Notes, $63.3 million and $71.8 million for the 1.625% Notes and $9.8 million and $10.5 million for the Term Loan "B" Facility, in each case as of July 3, 2020 and December 31, 2019, respectively.
(5) Debt issuance costs of $1.3 million and $2.8 million for the 1.00% Notes, $6.1 million and $6.9 million for the 1.625% Notes and $22.7 million and $24.3 million for the Term Loan "B" Facility, in each case as of July 3, 2020 and December 31, 2019, respectively.

Expected maturities of gross long-term debt (including current portion) as of July 3, 2020 are as follows (in millions):

Period	Expected Maturities
Remainder of 2020	$698.7
2021	16.3
2022	16.3
2023	591.4
2024	1,981.4
Thereafter	1,549.1
Total	$4,853.2

The Company was in compliance with its covenants under all debt agreements as of July 3, 2020.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Eighth Amendment to the Amended Credit Agreement

On June 23, 2020, the Company entered into the Eighth Amendment ("Eighth Amendment") to the Amended Credit Agreement with the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required Lenders (as defined in the Amended Credit Agreement). The Eighth Amendment provided for, among other things, (i) replace the defined term “Capital Lease Obligations” with a new defined term “Finance Lease Obligations” providing that such obligations only include property classified as finance leases under U.S. GAAP and (ii) make certain amendments in connection with the proposed domestication of ON Management Ltd. and Quantenna Ltd., each of which is a subsidiary of the Company that is not a Loan Party (as defined in the Amended Credit Agreement) and both of which hold economic rights in certain intellectual property, from Bermuda entities to Delaware entities, including, among other things, (a) to permit Investments (as defined in the Amended Credit Agreement) by any Loan Party in any Foreign Subsidiary (as defined in the Amended Credit Agreement) if the proceeds of such Investments are used for Capital Expenditures (as defined in the Amended Credit Agreement) (“Capital Expenditure Investments”) and (b) to increase the amount of certain permitted intercompany Investments by any Loan Party in any subsidiary that is not a Loan Party by an amount (which shall not be less than zero) equal to (A) Net Royalties (as defined in the Amended Credit Agreement) minus (B) the aggregate amount of Capital Expenditure Investments. See Note 15: ''Subsequent Event'' for more information on the domestication of certain foreign subsidiaries, which was completed on July 6, 2020.

Credit Facility Draw

On March 24, 2020, the Company borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic (the “Credit Facility Draw”). As a result of the Credit Facility Draw, as of July 3, 2020, the Company had borrowed substantially all amounts available under the Revolving Credit Facility and has $4.0 million available for draw under the Revolving Credit Facility, subject to certain conditions. The proceeds from the Credit Facility Draw could be used to repay a portion of debt maturing in 2020, and for working capital, general corporate or other purposes.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Net income (loss) attributable to ON Semiconductor Corporation	$(1.4)	$101.8	$(15.4)	$215.9
Basic weighted-average shares of common stock outstanding	410.1	411.9	410.3	411.3
Dilutive effect of share-based awards	—	1.9	—	2.6
Dilutive effect of convertible notes	—	3.9	—	3.9
Diluted weighted-average shares of common stock outstanding	410.1	417.7	410.3	417.8

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.00	$0.25	$(0.04)	$0.52
Diluted	$0.00	$0.24	$(0.04)	$0.52

Basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period.

To calculate the diluted weighted-average shares of common stock outstanding, the number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

method. Share-based awards whose impact is considered to be anti-dilutive under the treasury stock method were excluded from the diluted net income per share calculation. The excluded number of anti-dilutive share-based awards was 3.6 million and 0.6 million for the quarters ended July 3, 2020 and June 28, 2019, respectively, and 3.1 million and 0.6 million for the six months ended July 3, 2020 and June 28, 2019, respectively. The increase in the anti-dilutive share-based awards was due to the net loss for the quarter and six months ended July 3, 2020, as the inclusion would have the effect of decreasing the diluted net loss per share of common stock attributable to the Company.

The dilutive impact related to the 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements, under which the Company's convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. In addition to the net loss for the quarter ended July 3, 2020, the average share price did not exceed the conversion price for both the 1.00% Notes and 1.625% Notes, and as a result, was not included in calculating the diluted weighted-average shares of common stock outstanding.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the “Share Repurchase Program”), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company’s common stock from December 1, 2018 through December 31, 2022.

There were no repurchases and $50.0 million in repurchases of the Company's common stock under the Share Repurchase Program during the quarters ended July 3, 2020 and June 28, 2019, respectively. There were $65.3 million and $125.7 million in repurchases of the Company's common stock under the Share Repurchase Program during the six months ended July 3, 2020 and June 28, 2019, respectively. As of July 3, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program during the quarter and six months ended July 3, 2020 and June 28, 2019 were as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Number of repurchased shares (1)	—	2.6	3.6	7.0
Aggregate purchase price	$—	$50.0	$65.3	$125.7
Fees, commissions and other expenses	—	—	0.1	0.1
Total cash used for share repurchases	$—	$50.0	$65.4	$125.8
Weighted-average purchase price per share (2)	$—	$19.32	$18.08	$17.97

(1) None of these shares had been reissued or retired as of July 3, 2020, but may be reissued or retired at a later date.
(2) Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

Shares with a fair market value equal to the applicable amount of the employee withholding taxes due are withheld by the Company upon the vesting of RSUs to pay the applicable amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable amount of withholding taxes in cash. The amounts remitted during the quarters and six months ended July 3, 2020 were $0.6 million and $16.6 million, respectively, for which the Company withheld less than 0.1 million and approximately 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarters and six months ended June 28, 2019 were $1.1 million and $27.2 million, respectively, for which the Company withheld approximately 0.1 million and 1.3 million shares of common stock, respectively, that were underlying the RSUs that vested. Treasury stock is recorded at cost and is presented as a reduction of stockholders' equity in the accompanying consolidated financial statements. None of these shares had been reissued or retired as of July 3, 2020, but may be reissued or retired by the Company at a later date. These repurchases in connection with tax

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest

The Company owns 80% of the outstanding equity interests in a joint venture, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), which operates assembly and test operations in Leshan, China. The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2019, the non-controlling interest balance was $22.4 million. This balance increased to $23.2 million as of July 3, 2020, resulting from the non-controlling interest’s $0.8 million share of the earnings for the six months ended July 3, 2020.

During the quarter ended April 3, 2020, the Company acquired the remaining 40% of the equity interest in ON Semiconductor Aizu Co., Ltd., ("OSA") from Fujitsu Semiconductor Limited (“FSL”), whereby OSA became a wholly-owned subsidiary of the Company. OSA operates a front-end wafer fabrication facility in Aizuwakamatsu, Japan. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in the Company receiving $26.0 million settlement of purchase price from FSL during the quarter ended April 3, 2020. The results of OSA have been consolidated in the Company’s financial statements since the fourth quarter of 2018, when the Company acquired the majority equity interest.

Stockholders' Rights Plan

On June 7, 2020, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) to be issued as of 5:00 p.m. New York City time on June 18, 2020, for each outstanding share of common stock to the stockholders of record on that date. In connection with the Rights, the Company and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of June 8, 2020 (the “Rights Agreement”). Each Right entitles the registered holder of common stock to purchase from the Company one-hundred-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $100.80 per Unit (the “Purchase Price”), subject to adjustment as provided in the Rights Agreement. Subject to certain exceptions, if a person or group becomes the beneficial owner of more than 15% of the Company’s outstanding shares of common stock, the Rights will become exercisable for that number of shares of Common Stock having a market value of two times the Purchase Price. The Rights, which have a de minimis value as of July 3, 2020, expire on the earlier of (i) the close of business on June 7, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Company’s Board of Directors, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
Cost of revenue	$2.8	$3.5	$5.3	$5.4
Research and development	4.4	5.4	8.5	9.0
Selling and marketing	3.1	4.6	6.1	8.4
General and administrative	7.7	13.8	13.8	24.2
Share-based compensation expense	$18.0	$27.3	$33.7	$47.0
Income tax benefit	(3.8)	(5.7)	(7.1)	(9.9)
Share-based compensation expense, net of taxes	$14.2	$21.6	$26.6	$37.1

As of July 3, 2020, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $90.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. There were no stock options exercised during the quarter and six months ended July 3, 2020. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% for the quarters and six months ended July 3, 2020 and June 28, 2019.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Shares Available

As of July 3, 2020 and December 31, 2019, there was an aggregate of 17.3 million and 25.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of July 3, 2020 and December 31, 2019, there was an aggregate of 3.6 million and 4.8 million shares of common stock, respectively, available for issuance under the ESPP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service condition and over two years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the six months ended July 3, 2020 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2019	8.9	$20.84
Granted	5.7	18.59
Released	(2.9)	18.29
Forfeited	(0.5)	21.04
Non-vested RSUs at July 3, 2020	11.2	20.34

Note 10: Commitments and Contingencies

Environmental Contingencies

There are no new environmental contingencies subsequent to the filing of the 2019 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 3, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment subject to the available balance of the Revolving Credit Facility for the issuance of letters of credit, which, as of the date of this Form 10-Q was $4.0 million. There were $1.0 million letters of credit outstanding under the Revolving Credit Facility as of July 3, 2020, which reduced the Company's borrowing capacity. As of July 3, 2020, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.8 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries' term loan financing and surety bond, which totaled $1.4 million as of July 3, 2020.
Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
Indemnification Contingencies

There are no new indemnification contingencies subsequent to the filing of the 2019 Form 10-K.

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

Litigation with AcBel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by AcBel Polytech, Inc. (“AcBel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability, and has been docketed as AcBel Polytech, Inc. v. Fairchild Semiconductor International, Inc. et al, Case # 1:13-CV-13046-DJC. On December 10, 2016, the Court issued an order on the Company’s motion for summary judgment dismissing all of AcBel’s claims except for claims alleging breach of implied warranties. A bench trial was held in June 2017. On December 27, 2017, the Court rendered a verdict in favor of the Fairchild defendants on the remaining implied warranty claims. AcBel appealed the Court’s ruling, and on September 11, 2018, the U.S. Court of Appeals for the First Circuit heard arguments in this matter from Fairchild and AcBel. On June 20, 2019, the First Circuit vacated the decision of the District Court in favor of Fairchild and remanded the matter for additional discovery and a new trial. The First Circuit also reversed the District Court’s dismissal of the fraud, fraudulent misrepresentation and negligent misrepresentation claims at the summary judgment phase and remanded those claims for trial. The District Court scheduled a new trial for July 6, 2020.

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

Prior to the July 6, 2020 trial, AcBel, Fairchild and Synnex tentatively agreed to a settlement of all disputes related to the litigation. AcBel and Fairchild notified the Court of the potential settlement, and the Court adjourned the case until August 10, 2020. On July 31, 2020, the Company entered into a settlement agreement and release in respect of the dispute with Synnex and Acbel. As of the date of this Form 10-Q, the Company has paid its full aggregate liability of $6.0 million in accordance with the settlement agreement and all applicable claims have been released.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	July 3, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$528.2	$528.2	$—	$—

	As of	Fair Value Hierarchy
Description	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$28.2	$28.2	$—	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.
Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings (excluding finance lease obligations) are as follows (in millions):

	As of
	July 3, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes (1)	$1,184.7	$1,479.2	$1,163.1	$1,730.2
Long-term debt (1)	3,555.8	3,365.5	2,449.3	2,427.8

(1) Carrying amount shown is net of debt discount and debt issuance costs.

The fair values of the Company's 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at July 3, 2020 and December 31, 2019.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of July 3, 2020 and December 31, 2019, the Company had net outstanding foreign exchange contracts with notional amounts of $172.5 million and $183.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	July 3, 2020		December 31, 2019
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	$52.9	$52.9	$36.4	$36.4
Japanese Yen	38.1	38.1	49.8	49.8
Korean Won	22.7	22.7	18.1	18.1
Euro	19.6	19.6	—	—
Chinese Yuan	14.0	14.0	20.2	20.2
Malaysian Ringgit	6.4	6.4	20.4	20.4
Czech Koruna	—	—	11.9	11.9
Other Currencies - Buy	14.3	14.3	21.9	21.9
Other Currencies - Sell	(4.5)	4.5	(4.6)	4.6
	$163.5	$172.5	$174.1	$183.3

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended July 3, 2020 and June 28, 2019, realized and unrealized foreign currency transactions totaled a loss of $3.2 million and $1.0 million, respectively. During the six months ended July 3, 2020 and June 28, 2019, realized and unrealized foreign currency transactions totaled a loss of $3.4 million and $4.1 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the instrument's maturity date.

Interest rate risk

On April 17, 2020, the Company entered into interest rate swap agreements for notional amounts totaling $1.25 billion (effective as of April 30, 2020), $750.0 million (effective as of December 31, 2020) and $750.0 million (effective as of December 31, 2021) with maturity dates of December 31, 2020, December 31, 2021 and December 31, 2022, respectively.

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts outstanding as of July 3, 2020 and June 28, 2019, amounting to $2.25 billion and $1.0 billion, respectively.

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

For the quarters and six months ended July 3, 2020 and June 28, 2019, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

Other

At July 3, 2020, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of July 3, 2020, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $4.6 million and $4.2 million of net interest and penalties accrued at July 3, 2020 and June 28, 2019, respectively. It is reasonably possible that $3.4 million of its unrecognized tax benefits will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company continues to maintain a full valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan net operating losses, which are projected to expire prior to utilization.

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

See Note 15: ''Subsequent Event'' for more information on the domestication of certain foreign subsidiaries.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2019	$(42.4)	$(11.9)	$(54.3)
Other comprehensive income (loss) prior to reclassifications	0.5	(6.9)	(6.4)
Amounts reclassified from accumulated other comprehensive loss	—	(6.9)	(6.9)
Net current period other comprehensive income (loss) (1)	0.5	(13.8)	(13.3)
Balance as of July 3, 2020	$(41.9)	$(25.7)	$(67.6)
(1)  Effects of cash flow hedges are net of $3.7 million of tax benefit for the six months ended July 3, 2020.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Six Months Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019	To caption
Interest rate swaps	$5.0	$(1.3)	$6.9	$(2.7)	Interest expense
Total reclassifications	$5.0	$(1.3)	$6.9	$(2.7)

Note 15: Subsequent Event

On July 6, 2020, the Company completed a simplification of its corporate structure by repatriating the economic rights of its non-U.S. intellectual property to the United States via domestication of certain foreign subsidiaries (the "Domestication"). The Domestication more closely aligns the Company's corporate structure to its operating structure in accordance with the OECD’s BEPS conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, will result in a benefit from recognizing certain deferred tax assets, net of deferred tax liabilities, in the estimated range of $50 million to $80 million. Additionally, the Domestication caused the Company to reassess the full valuation allowance recorded against its U.S. state deferred tax assets. As a result, the Company estimates it will release approximately $50 million of its valuation allowance recorded against its U.S. state deferred tax assets, which will be an additional discrete benefit and is not included in the disclosed range above. These discrete benefits will be recorded during the third quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2019 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended July 3, 2020 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2019 Form 10-K.

Executive Overview

ON Semiconductor Overview

ON Semiconductor is driving innovation in energy-efficient electronics. We believe that our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to enable the application and uses of many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our portfolio of sensors, including image sensors, radar and LiDAR, provide advanced solutions for automotive, industrial and IoT applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices. These various products fall into the logic, analog, discrete, image sensors, IoT, Wi-Fi and memory categories used by the WSTS group.

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

Our portfolio of devices enables us to offer advanced ICs and the "building block" components that deliver system level functionality and design solutions. We shipped approximately 30.0 billion units during the six months ended July 3, 2020, as compared to 31.9 billion units during the six months ended June 28, 2019, resulting in a period-over-period decrease of approximately 6%. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever-shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

As many of our products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another. As of July 3, 2020, we were organized into the following three operating and reportable segments: PSG, ASG and ISG.

Business and Macroeconomic Environment

During the quarter ended July 3, 2020, the impact of the COVID-19 pandemic and the resulting geopolitical and macroeconomic factors continued to manifest in the form of decreased demand for products in the semiconductor industry. The severity and duration of these economic repercussions remain largely unknown and ultimately will depend on many factors, including the speed and effectiveness of the COVID-19 pandemic containment efforts throughout the world. Our operations might be negatively impacted by, among other things, the decrease in production levels and increased costs resulting from our efforts to mitigate the impact of the COVID-19 pandemic through social-distancing measures we have enacted at certain of our locations around the world. We also believe, however, that secular trends in the automotive, industrial, and cloud-power end-markets will continue to drive long-term growth in the semiconductor industry.

During portions of the first and second quarters of 2020, in an effort to contain and slow the spread of the COVID-19 pandemic, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” quarantine residents in their homes or places of residence, and practice social distancing when engaging in essential activities. While many of these measures have been relaxed in certain jurisdictions, the extent to which COVID-19 will impact demand for our products depends on future developments, which are highly uncertain and difficult to predict, including new information that may emerge concerning the severity of the COVID-19 pandemic and actions to contain and treat its impacts, as well as the potential impact of a second wave of infection. In response to market and industry trends, we have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have historically taken and continue to take significant cost containment efforts, including, but not limited to, workforce reductions, reducing discretionary spending, furloughs, and mandatory vacations. While all our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates. There can be no assurances that we will adequately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future. With the expected completion of the 300mm fab acquisition in East Fishkill, New York towards the end of 2022, we began to consolidate and make structural changes to our manufacturing footprint. During February 2020, we announced that we were exploring the sale of our six-inch fab in Belgium. Also, in August 2020, we announced the plan to explore the sale of our six-inch fab in Niigata, Japan. Production from the Belgium and Niigata fabs will be transitioned to other fabs in our manufacturing network. The active marketing and the eventual disposition of these facilities may result in accounting charges in the future.

The Impact of the COVID-19 Pandemic to our Industry

While the full extent of the COVID-19 pandemic’s impact on global supply chains and global growth remains to be seen, events surrounding the pandemic have reduced economic activity across the globe. While there has been some increased demand in the areas of business that support the stay-at-home economy, such as products used in data center infrastructure, notebook computers, and similar applications, demand in other categories such as automotive, smartphones and consumer electronics has decreased. While the majority of companies have sought to manage the disruptions caused by the COVID-19 pandemic by implementing contingency plans in the near-term, in the long-term, we believe that, companies are likely to re-assess and consider modifying their supply chain strategies and operating models to mitigate single points of failure.

The Impact of the COVID-19 Pandemic on our Business

The COVID-19 pandemic continues to impact our business and the uncertainty regarding the duration, severity, and possible resurgence of the pandemic in future periods is still unclear. In addition to the impact of lower demand, we continue to experience some supply chain and logistical constraints on procurement of certain materials. We expect these conditions to continue in varying duration and severity until such time as the COVID-19 pandemic is effectively contained globally. While we believe that our business has stabilized from the impact of the pandemic, the possible resurgence could alter the business landscape again. While we anticipate an increase in economic activity depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments, we are unable to predict the nature, timing and sustainability of an economic recovery. Our long-term fundamentals remain strong as we continue to believe we are well-positioned for growth as business conditions meaningfully improve.

In an effort to protect the health and safety of our employees, we took and continue to take proactive, aggressive actions to adopt social distancing policies at our locations around the world, including reducing the number of people in our sites at any one time, instructing or encouraging our employees to work from home where possible, limiting the number of employees attending meetings and suspending employee travel. In our role as responsible corporate citizens, we have taken actions to support our global communities by providing essential medical supplies and by donating N95 masks, ActiveAir masks, surgical masks, smocks, hand sanitizers, hairnets, nitrile gloves and medical protection suits to hospitals and health workers. We will continue to actively monitor implications of the COVID-19 pandemic on our and our customers’ businesses and may take further actions to alter our business operations if we determine that such alterations are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects of such alterations or modifications may have on our business for the remainder of 2020 or thereafter, including the effects on our customers, employees, and prospects, or on our financial results.

Results of Operations

The COVID-19 pandemic continued to impact our business operations during the quarter and six months ended July 3, 2020. Among others, we experienced the impact in the form of decreased demand for some of our products, supply chain constraints in shipment and procurement of materials and lower factory utilization due to governmental regulations implemented to slow and contain the spread of the COVID-19 pandemic during portions of the first and second quarters. While we have taken numerous steps to navigate through the challenges faced and mitigate its impact, we are currently unable to estimate the ultimate potential effects on our business, customers, employees, or our future financial results.

Quarter Ended July 3, 2020 compared to the Quarter Ended June 28, 2019

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	July 3, 2020	June 28, 2019	Dollar Change
Revenue	$1,213.5	$1,347.7	$(134.2)
Cost of revenue (exclusive of amortization shown below)	839.2	848.7	(9.5)
Gross profit	374.3	499.0	(124.7)
Operating expenses:
Research and development	156.1	147.0	9.1
Selling and marketing	65.6	73.6	(8.0)
General and administrative	62.9	74.1	(11.2)
Amortization of acquisition-related intangible assets	29.1	27.5	1.6
Restructuring, asset impairments and other charges, net	16.2	18.1	(1.9)
Intangible asset impairment	1.3	0.4	0.9
Total operating expenses	331.2	340.7	(9.5)
Operating income	43.1	158.3	(115.2)
Other income (expense), net:
Interest expense	(41.9)	(33.7)	(8.2)
Interest income	1.5	3.0	(1.5)
Loss on debt refinancing and prepayment	—	(0.4)	0.4
Other expense	(2.8)	(1.0)	(1.8)
Other income (expense), net	(43.2)	(32.1)	(11.1)
Income (loss) before income taxes	(0.1)	126.2	(126.3)
Income tax provision	(0.8)	(23.3)	22.5
Net income (loss)	(0.9)	102.9	(103.8)
Less: Net income attributable to non-controlling interest	(0.5)	(1.1)	0.6
Net income (loss) attributable to ON Semiconductor Corporation	$(1.4)	$101.8	$(103.2)

Revenue

Revenue was $1,213.5 million and $1,347.7 million for the quarters ended July 3, 2020 and June 28, 2019, respectively, representing a decrease of $134.2 million, or approximately 10%. We had one customer, a distributor, whose revenue accounted for approximately 11% of the total revenue for the quarter ended July 3, 2020.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 3, 2020	As a % of Total Revenue (1)	Quarter Ended June 28, 2019	As a % of Total Revenue (1)
PSG	$618.4	51.0%	$700.9	52.0%
ASG	426.7	35.2%	462.0	34.3%
ISG	168.4	13.9%	184.8	13.7%
Total revenue	$1,213.5		$1,347.7

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $82.5 million, or approximately 12%, for the quarter ended July 3, 2020 compared to the quarter ended June 28, 2019. The revenue from our Advanced Power Division and Protection and Signal Division decreased by $42.8 million and $19.1 million, respectively. The decreases were due to a combination of a general decline in demand for these products due to prevailing economic conditions caused by the COVID-19 pandemic and the impact of delays in fulfilling certain customer orders due to our factories in the Philippines and Malaysia operating at significantly reduced capacity levels during the first half of the second quarter of 2020 as a result of the COVID-19 pandemic.

Revenue from ASG decreased by $35.3 million, or approximately 8%, for the quarter ended July 3, 2020 compared to the quarter ended June 28, 2019. The revenue from our Automotive Division and Mobile, Computing and Cloud Division decreased by $40.4 million and $7.1 million, respectively. These decreases were partially offset by an increase in revenue of $16.3 million in our Wireless Connectivity Solutions Division, which included the acquired Quantenna business. The decrease in demand for the Automotive division products was due to the significant issues faced by Automotive component manufacturers and the overall Automotive industry as a result of the COVID-19 pandemic. This was exacerbated by delays in fulfilling certain customer orders due to our factories in the Philippines and Malaysia operating at significantly reduced capacity levels during the first half of the second quarter of 2020 as a result of the COVID-19 pandemic.

Revenue from ISG decreased by $16.4 million, or approximately 9%, for the quarter ended July 3, 2020 compared to the quarter ended June 28, 2019. The revenue from our Automotive Solutions Division and Consumer Solutions Division decreased by $10.4 million and $10.3 million, respectively. These decreases in revenue were due to decreased demand and delays in fulfilling certain customer orders due to supply chain constraints as a result of the COVID-19 pandemic, partially offset by an increase in revenue in other divisions.

Revenue by geographic locations, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended July 3, 2020	As a % of Total Revenue (1)	Quarter Ended June 28, 2019	As a % of Total Revenue (1)
Singapore	$439.4	36.2%	$379.9	28.2%
Hong Kong	323.3	26.6%	348.4	25.9%
United Kingdom	140.9	11.6%	229.4	17.0%
United States	151.8	12.5%	223.5	16.6%
Other	158.1	13.0%	166.5	12.4%
Total	$1,213.5		$1,347.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 3, 2020	As a % of Segment Revenue (1)	Quarter Ended June 28, 2019	As a % of Segment Revenue (1)

PSG	$184.2	29.8%	$255.7	36.5%
ASG	156.1	36.6%	184.7	40.0%
ISG	50.3	29.9%	65.9	35.7%
Gross profit for all segments	$390.6		$506.3
Unallocated manufacturing costs	(16.3)	(1.3)%	(7.3)	(0.5)%
Total gross profit	$374.3	30.8%	$499.0	37.0%

(1)  Certain amounts may not total due to rounding of individual amounts.

Our gross profit decreased by $124.7 million, or approximately 25%, from $499.0 million for the quarter ended June 28, 2019 to $374.3 million for the quarter ended July 3, 2020. Gross profit as a percentage of revenue decreased to approximately 31% for the quarter ended July 3, 2020 from approximately 37% for the quarter ended June 28, 2019.

The decrease in gross profit and gross margin were attributable to multiple factors, including a significant decline in sales volume, a decline in average selling prices and under-absorbed fixed overhead in some of our manufacturing locations due to abnormally low utilization at the beginning of the second quarter of 2020. Certain of our factories in Malaysia and the Philippines had to temporarily shut down or operate at a significantly reduced capacity due to the COVID-19 pandemic during the first half of the second quarter of 2020. As a result, during the quarter ended July 3, 2020, we recorded approximately $13 million of fixed overhead charges directly to cost of revenues, representing under-absorbed inventory costs due to the COVID-19 pandemic.

Operating Expenses

The general cost-saving measures initiated by the Company in response to the COVID-19 pandemic had a meaningful impact on selling and marketing expenses and general and administrative expenses for the quarter ended July 3, 2020 compared to the quarter ended June 28, 2019.

Research and development expenses were $156.1 million for the quarter ended July 3, 2020, as compared to $147.0 million for the quarter ended June 28, 2019, representing an increase of $9.1 million, or approximately 6%. This increase was primarily due to the inclusion of the Quantenna employees in the headcount for the entire quarter ended July 3, 2020, resulting in higher payroll costs. This increase in payroll was partially offset by a decrease in expenses in other categories due to the cost-saving measures initiated by the Company.

Selling and marketing expenses were $65.6 million for the quarter ended July 3, 2020, as compared to $73.6 million for the quarter ended June 28, 2019, representing a decrease of $8.0 million, or approximately 11%. The decrease was in the areas of payroll and travel-related expenses due to the cost-saving measures initiated by the Company and travel restrictions implemented in response to the COVID-19 pandemic.

General and administrative expenses were $62.9 million for the quarter ended July 3, 2020, as compared to $74.1 million for the quarter ended June 28, 2019, representing a decrease of $11.2 million, or approximately 15%. This decrease was primarily attributable to a decrease in stock compensation expense and in certain other categories due to the cost-saving measures initiated by the Company.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $29.1 million for the quarter ended July 3, 2020, as compared to $27.5 million for the quarter ended June 28, 2019. The increase of $1.6 million, or approximately 6%, was primarily due to the amortization of our intangible assets acquired from Quantenna.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $16.2 million for the quarter ended July 3, 2020, as compared to $18.1 million for the quarter ended June 28, 2019, representing costs related to the restructuring programs in effect during the respective quarters. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense increased by $8.2 million to $41.9 million during the quarter ended July 3, 2020, as compared to $33.7 million during the quarter ended June 28, 2019. The increase was due to the interest for the additional debt incurred for the acquisition of Quantenna and the Credit Facility Draw. Our average gross long-term debt balance (including current maturities) for the quarter ended July 3, 2020 was $4,855.4 million at a weighted-average interest rate of 3.5%, as compared to $3,368.5 million at a weighted-average interest rate of 4.0% for the quarter ended June 28, 2019.

Income Taxes Provision and Benefit

We recorded an income tax provision of $0.8 million and $23.3 million during the quarters ended July 3, 2020 and June 28, 2019, respectively.

The income tax provision for the quarter ended July 3, 2020 consisted of $0.9 million for income and withholding taxes of certain of our foreign and domestic operations offset by $0.1 million of discrete benefits.

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

For additional information, see Note 13: ''Income Taxes'' and Note 15: ''Subsequent Event'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended July 3, 2020 compared to the Six Months Ended June 28, 2019

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	July 3, 2020	June 28, 2019	Dollar Change
Revenue	$2,491.4	$2,734.3	$(242.9)
Cost of revenue (exclusive of amortization shown below)	1,714.4	1,721.6	(7.2)
Gross profit	777.0	1,012.7	(235.7)
Operating expenses:
Research and development	327.1	298.8	28.3
Selling and marketing	142.4	150.7	(8.3)
General and administrative	134.1	147.0	(12.9)
Amortization of acquisition-related intangible assets	61.4	53.2	8.2
Restructuring, asset impairments and other charges, net	49.0	23.7	25.3
Intangible asset impairment	1.3	1.6	(0.3)
Total operating expenses	715.3	675.0	40.3
Operating income	61.7	337.7	(276.0)
Other income (expense), net:
Interest expense	(84.4)	(65.4)	(19.0)
Interest income	3.4	5.5	(2.1)
Loss on debt refinancing and prepayment	—	(0.4)	0.4
Other income (expense)	(2.7)	1.1	(3.8)
Other income (expense), net	(83.7)	(59.2)	(24.5)
Income (loss) before income taxes	(22.0)	278.5	(300.5)
Income tax benefit (provision)	7.4	(61.5)	68.9
Net income (loss)	(14.6)	217.0	(231.6)
Less: Net income attributable to non-controlling interest	(0.8)	(1.1)	0.3
Net income (loss) attributable to ON Semiconductor Corporation	$(15.4)	$215.9	$(231.3)

Revenue

Revenue was $2,491.4 million and $2,734.3 million for the six months ended July 3, 2020 and June 28, 2019, respectively, representing a decrease of $242.9 million, or 8.9%. We had one customer, a distributor, whose revenue accounted for approximately 10% of the total revenue for the six months ended July 3, 2020.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 3, 2020	As a % of Total Revenue (1)	Six Months Ended June 28, 2019	As a % of Total Revenue (1)
PSG	$1,242.3	49.9%	$1,405.1	51.4%
ASG	893.8	35.9%	956.1	35.0%
ISG	355.3	14.3%	373.1	13.6%
Total revenue	$2,491.4		$2,734.3

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $162.8 million, or approximately 12%, for the six months ended July 3, 2020 compared to the six months ended June 28, 2019. The revenue from our Advanced Power Division and Protection and Signal Division decreased by $90.6 million and $40.7 million, respectively. The decreases were due to a combination of a general decline in demand for these products due to prevailing economic conditions caused by the COVID-19 pandemic and the impact of delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia operating at significantly reduced capacity levels during portions of the first and second quarters of 2020 as a result of the COVID-19 pandemic.

Revenue from ASG decreased by $62.3 million, or approximately 7%, for the six months ended July 3, 2020 compared to the six months ended June 28, 2019. The revenue from our Automotive Division, Industrial and Offline Power Division and our Mobile, Computing and Cloud Division decreased by $47.4 million, $25.4 million and $42.3 million, respectively. These decreases were partially offset by an increase in revenue of $53.3 million in our Wireless Connectivity Solutions Division, which included the acquired Quantenna business. The decrease in demand for the products in the Automotive division was primarily due to the significant issues faced by Automotive manufacturers as a result of the COVID-19 pandemic. This was exacerbated by delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia operating at a significantly reduced capacity levels as a result of the COVID-19 pandemic.

Revenue from ISG decreased by $17.8 million, or approximately 5%, for the six months ended July 3, 2020 compared to the six months ended June 28, 2019. The revenue from our Automotive Solutions Division and Consumer Solutions Division decreased by $17.0 million and $9.6 million, respectively. These decreases in revenue were due to decreased demand and delays in fulfilling certain customer orders due to supply chain constraints as a result of the COVID-19 pandemic, and was partially offset by an increase in revenue in other divisions.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Six Months Ended July 3, 2020	As a % of Total Revenue (1)	Six Months Ended June 28, 2019	As a % of Total Revenue (1)
Singapore	$847.7	34.0%	$805.1	29.4%
Hong Kong	639.5	25.7%	686.4	25.1%
United Kingdom	367.9	14.8%	476.3	17.4%
United States	336.3	13.5%	437.1	16.0%
Other	300.0	12.0%	329.4	12.0%
Total	$2,491.4		$2,734.3

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 3, 2020	As a % of Segment Revenue (1)	Six Months Ended June 28, 2019	As a % of Segment Revenue (1)

PSG	$362.8	29.2%	$504.7	35.9%
ASG	330.9	37.0%	384.8	40.2%
ISG	113.1	31.8%	140.8	37.7%
Gross profit	$806.8		$1,030.3
Unallocated manufacturing costs	(29.8)	(1.2)%	(17.6)	(0.6)%
Consolidated gross profit	$777.0	31.2%	$1,012.7	37.0%

(1)  Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $777.0 million for the six months ended July 3, 2020 compared to $1,012.7 million for the six months ended June 28, 2019. Gross profit decreased by $235.7 million, or approximately 23%. Gross profit as a percentage of revenue decreased to approximately 31% for the six months ended July 3, 2020 from approximately 37% for the six months ended June 28, 2019.

The decrease in gross profit and gross margin were attributable to multiple factors, including a significant decline in sales volume, a decline in average selling prices and under absorbed fixed overhead in some of our manufacturing locations due to abnormally low utilization during the first and second quarters of 2020. Certain of our factories in China, Malaysia and the Philippines had to temporarily shut down or operate at a significantly reduced capacity due to the COVID-19 pandemic during portions of the first and second quarters of 2020. As a result, we recorded approximately $33 million of fixed overhead charges directly to cost of revenues, representing under absorbed inventory costs due to the COVID-19 pandemic, during the six months ended July 3, 2020.

Operating Expenses

The general cost-saving measures initiated by the Company in response to the COVID-19 pandemic had a meaningful impact on selling and marketing expenses and general and administrative expenses for the six months ended July 3, 2020 compared to the six months ended June 28, 2019.

Research and development expenses were $327.1 million for the six months ended July 3, 2020, as compared to $298.8 million for the six months ended June 28, 2019, representing an increase of $28.3 million, or approximately 9%. This increase was primarily due to the addition of Quantenna employees in the headcount for the entire six months ended July 3, 2020, resulting in higher payroll costs.

Selling and marketing expenses were $142.4 million for the six months ended July 3, 2020, as compared to $150.7 million for the six months ended June 28, 2019, representing a decrease of $8.3 million, or approximately 6%. The decrease was primarily in travel-related expenses due to the cost-saving measures initiated by the Company and travel restrictions implemented in response to the COVID-19 pandemic.

General and administrative expenses were $134.1 million for the six months ended July 3, 2020, as compared to $147.0 million in the six months ended June 28, 2019, representing a decrease of $12.9 million, or approximately 9%. This decrease was primarily attributable to a decrease in stock compensation expense and in certain other categories due to the cost-saving measures initiated by the Company.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $61.4 million and $53.2 million for the six months ended July 3, 2020 and June 28, 2019, respectively, representing a period-over-period increase of $8.2 million, or approximately 15%. The increase was primarily due to the amortization of our intangible assets acquired from Quantenna.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $49.0 million for the six months ended July 3, 2020, as compared to $23.7 million for the six months ended June 28, 2019, representing an increase of $25.3 million. The increase was primarily due to the restructuring costs relating to the VSP and ISP. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Goodwill and Intangible Asset Impairment

Intangible asset impairment was $1.3 million for the six months ended July 3, 2020, as compared to $1.6 million for the six months ended June 28, 2019.

Interest Expense

Interest expense increased by $19.0 million to $84.4 million during the six months ended July 3, 2020, as compared to $65.4 million during the six months ended June 28, 2019. The increase was due to the additional debt incurred for the acquisition of Quantenna and the Credit Facility Draw. Our average gross long-term debt balance (including current maturities) for the six months ended July 3, 2020 was $4,301.2 million at a weighted-average interest rate of 3.9%, as compared to $3,372.4 million at a weighted-average interest rate of 3.9% for the six months ended June 28, 2019.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing was zero for the six months ended July 3, 2020, as compared to $0.4 million for the six months ended June 28, 2019.

Other Income (Expense)

Other income (expense) decreased by $3.8 million to expense of $2.7 million for the six months ended July 3, 2020, compared to income of $1.1 million for the six months ended June 28, 2019.

Income Tax Provision and Benefit

We recorded an income tax benefit of $7.4 million and a provision of $61.5 million during the six months ended July 3, 2020 and June 28, 2019, respectively.

The income tax benefit for the six months ended July 3, 2020 consisted of a benefit of $7.5 million for income and withholding taxes of certain of our foreign and domestic operations partially offset by $0.1 million of discrete expenses.

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

For additional information, see Note 13: ''Income Taxes'' and Note 15: "Subsequent Event" in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.
Contractual Obligations
As of July 3, 2020, there were no material changes outside the ordinary course of business to the contractual obligations table, including the notes thereto, contained in the 2019 Form 10-K.
Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 3, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment subject to the available balance of the Revolving Credit Facility for the issuance of letters of credit, which, as of the date of this Form 10-Q was $4.0 million. There were $1.0 million letters of credit outstanding under the Revolving Credit Facility as of July 3, 2020, which reduced the Company's borrowing capacity. As of July 3, 2020, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $6.8 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries' term loan financing and surety bond, which totaled $1.4 million as of July 3, 2020. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

We have not recorded any liability in connection with these letters of credit and guarantee arrangements. See Note 7: ''Long-Term Debt'' and Note 10: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $2,060.4 million as of July 3, 2020. On March 24, 2020, we borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and provide financial flexibility in light of the uncertainty from the impact of the COVID-19 pandemic ("Credit Facility Draw"). We believe that our existing cash and cash equivalents, coupled with our cash flows from operations will be adequate to fund our operations, debt repayment and capital needs, as well as to enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. Total cash and cash equivalents as of July 3, 2020 include approximately $1.4 billion available within the United States. We also have the ability to obtain additional cash in the United States to cover our domestic needs through distributions from our foreign subsidiaries, new bank loans or debt obligations.

We require cash to fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments, for debt service including principal and interest, for research and development, to make capital expenditures, and to repurchase our common stock. As a result of the Credit Facility Draw, as of March 24, 2020, we had borrowed substantially all amounts available under the Revolving Credit Facility. As of the date of this Form 10-Q, we have $4.0 million available under the Revolving Credit Facility, subject to certain conditions. The proceeds from the Credit Facility Draw could be used to repay portions of debt maturing in 2020, and for working capital, general corporate or other purposes. We expect interest expense to remain significant in future periods as we continue to service our debt.

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

The holders of our 1.00% Notes may submit them for conversion on or after September 1, 2020. The 1.00% Notes will mature on December 1, 2020. Our ability to service our long-term debt, including our 1.625% Notes, 1.00% Notes, Revolving Credit Facility and Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, timing of the full economic recovery from the COVID-19 pandemic, as well as to financial, competitive, legislative, regulatory and other conditions, some or all of which may be beyond our control.
If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. While we have observed some recent stabilization in the capital markets impacted by the COVID-19 pandemic, there can be no assurance that equity or borrowings will be available when we access the capital markets or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the six months ended July 3, 2020, we paid $205.6 million for capital expenditures, while during the six months ended June 28, 2019, we paid $310.5 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2020 and 2021 and thereafter is approximately $33.1 million and $26.5 million, respectively. We revised our forecast to reflect the current developments due to the COVID-19 pandemic, and currently expect to incur capital expenditures of approximately 7% to 8% of revenue for the remainder of 2020. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $320.5 million and $360.8 million for the six months ended July 3, 2020 and June 28, 2019, respectively. The decrease of $40.3 million was primarily attributable to a significant reduction in net income due to decreased demand for our products, offset by effective working capital management and the non-payment of variable compensation during 2020 compared to 2019. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,015.0 million at July 3, 2020 and has fluctuated between $1,043.4 million and $767.4 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,379.8 million at July 3, 2020 and has fluctuated between $2,379.8 million and $1,071.4 million at the end of each of our last eight fiscal quarters. During the six months ended July 3, 2020, our working capital was most significantly impacted by Credit Facility Draw and reduced capital expenditures. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives.

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
Cash Management

Our ability to manage cash is limited, as our primary cash inflows and outflows are dictated by the terms of our sales and supply agreements, contractual obligations, debt instruments and legal and regulatory requirements. While we have some flexibility with respect to the timing of capital equipment purchases, we must invest in capital equipment on a timely basis to allow us to maintain our manufacturing efficiency and support our platforms for new products. We continue to hold all amounts borrowed under the Credit Facility Draw, which could be used to repay a portion of debt maturing in 2020, and for working capital, general corporate or other purposes.

Debt Guarantees and Related Covenants

As of July 3, 2020, we were in compliance with the indentures relating to our 1.00% Notes and 1.625% Notes and with covenants in the Amended Credit Agreement, including those relating to our Term Loan “B” Facility and Revolving Credit Facility, and covenants in our other debt agreements. Our 1.00% Notes and our 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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
As of July 3, 2020, our long-term debt (including current maturities) totaled $4,853.2 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $3,515.0 million as of July 3, 2020. We do have interest rate exposure with respect to the $1,338.2 million balance of our variable interest rate debt outstanding as of July 3, 2020. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $8.6 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. We entered into interest rate swaps to hedge some of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan "B" Facility and Revolving Credit Facility.
While we have observed some recent stabilization in the capital markets impacted by the COVID-19 pandemic, there can be no assurance that equity or borrowings will be available when we access the capital markets or, if available, will be at rates or prices acceptable to us.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at July 3, 2020 and December 31, 2019 was $172.5 million and $183.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippine Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $60.6 million as of July 3, 2020, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended July 3, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 3, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2019 Form 10-K, other than the following:

The stockholders’ rights plan adopted by our Board of Directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

On June 7, 2020, our Board of Directors authorized and declared dividend of one authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. If a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of our then outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional shares of our common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for shares of our common stock on a one-for-one basis. The stockholders’ rights plan could make it more difficult for a third party to acquire us or a large block of our common stock without the approval of our Board of Directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

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

Our U.S. and international manufacturing facilities and distribution centers, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, health and safety epidemics, including the COVID-19 pandemic, and similar events. The occurrence of these or other events in any of the regions in which we operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. For example, as a result of the outbreak of the COVID-19 pandemic during 2020, we and/or certain of our third party vendors have experienced, and may continue to experience decreased production in some of our facilities, which have led, and may continue to lead, to interruptions in our supply chain, delays in delivery of or inability to deliver products on expected timeframes or at all, and/or loss of customers. Disruptions caused by the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our revenue, earnings and cash flow, both from decreased revenue and from increased costs associated with the COVID-19 pandemic. In addition, these events have caused, and could continue to cause, consumer confidence and spending to decrease and increased volatility to the U.S. and worldwide economies. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from the COVID-19 pandemic, other health pandemics, natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

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

We conduct our operations through our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries have no obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal, contractual, governmental or regulatory restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or payments from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

If interest rates increase, our debt service obligations under our variable rate indebtedness could increase significantly, which would have a material adverse effect on our results of operations.

Borrowings under certain of our facilities from time to time, including under our Amended Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. During the first quarters of 2017 and 2019 and the second quarter of 2020, we entered into interest rate swaps that involved the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a portion of our Term Loan “B” Facility and our Revolving Credit Facility through the end of 2022. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

Some of our current debt and related agreements, including the Amended Credit Agreement and our interest rate swap agreements, have an interest rate tied to LIBO Rate, which is expected to be discontinued after 2021. While certain of these agreements, such as the Amended Credit Agreement, provide procedures for determining an alternative base rate in the event that LIBO Rate is discontinued, not all do so. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBO Rate and any other unforeseen impacts of the potential discontinuation of LIBO Rate. The Company intends to monitor the developments with respect to the potential phasing out of LIBO Rate after 2021 and work with its lenders to ensure any transition away from LIBO Rate will have minimal impact on its financial condition, but can provide no assurances that the impact of the discontinuation of LIBO Rate would not have a material adverse effect on our results of operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-

looking statements. Among these factors are our revenue and operating performance; economic conditions and markets (including current financial conditions); risk related to changes in tariffs or other government trade policies, including between the U.S. and China; risks related to our ability to meet our assumptions regarding outlook for revenue and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; risks associated with restructuring actions and workforce reductions; technological and product development risks; risks that our products may be accused of infringing the IP rights of others; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisitions and dispositions generally, including our ability to realize the anticipated benefits of our acquisitions and dispositions, including our acquisition of Quantenna; risks that acquisitions or dispositions may disrupt our current plans and operations, the risk of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; risks associated with the addition of Huawei Technologies Co., Ltd. and its non-U.S. affiliates and subsidiaries, and other customers, to the U.S. Department of Commerce, Bureau of Industry Security Entity List; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; the costs to defend against or pursue litigation and the potential significant costs associated with adverse litigation outcomes; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, continuing political unrest in markets in which we do significant business, including Hong Kong, as well as man-made and/or natural disasters, public health and safety outbreaks affecting our operations or financial results, including as a result of the outbreak of COVID-19; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; risks related to the potential impact of climate change and regulations related thereto on our operations; and risks and expenses involving environmental or other governmental regulation. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in the 2019 Form 10-K, in this Form 10-Q, and from time to time in our other SEC reports. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2019 Form 10-K, Part II, and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended July 3, 2020:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
April 4, 2020 - May 1, 2020	4,758	15.11	—	1,295.8
May 2, 2020 - May 29, 2020	7,139	15.73	—	1,295.8
May 30, 2020 - July 3, 2020	19,783	19.11	—	1,295.8
Total	31,680	17.75	—

(1) These time periods represent our fiscal month start and end dates for the second quarter of 2020.

(2) The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the Share Repurchase Program.
(3) The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

During the quarter ended July 3, 2020, we repurchased no shares of our common stock under the Share Repurchase Program.

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the discretion of our board of directors. As of July 3, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

See Note 8: ''Earnings Per Share and Equity'' of the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

3.1
Certificate of Designations of Series B Junior Participating Preferred Stock of ON Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2020).

4.1
Rights Agreement, dated as of June 8, 2020, between ON Semiconductor Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2020).

10.1
Eighth Amendment to Credit Agreement, dated as of June 23, 2020, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2020).

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	August 10, 2020	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)