Form 10-Q
period 2020-10-02
ON SEMICONDUCTOR CORP
filed 2020-11-02
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Commission File Number) 001-39317
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
financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on October 28, 2020:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	411,223,532

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
Aptina	Aptina, Inc.
ASIC	Application specific integrated circuit
ASU	Accounting Standards Update
BEPS	Base Erosion Profit Shifting, as defined by the OECD
DSP	Digital signal processing
EPA	United States Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
IC	Integrated circuit
IoT	Internet-of-Things
IP	Intellectual property
LED	Light-emitting diode
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
LiDAR	Light detection and ranging
MCU	Microcontroller unit
ODM	Original device manufacturers
OECD	Organization for Economic Co-operation and Development
OEM	Original equipment manufacturers
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan “B” Facility	A $2.4 billion term loan “B” facility created pursuant to the Amended Credit Agreement
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices
WSTS	World Semiconductor Trade Statistics

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	October 2, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,654.0	$894.2
Receivables, net	728.1	705.0
Inventories	1,281.2	1,232.4
Other current assets	149.3	188.4
Total current assets	3,812.6	3,020.0
Property, plant and equipment, net	2,511.8	2,591.6
Goodwill	1,663.4	1,659.2
Intangible assets, net	498.2	590.5
Deferred tax assets	461.6	307.8
Other assets	306.4	256.4
Total assets	$9,254.0	$8,425.5
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$534.2	$543.6
Accrued expenses and other current liabilities	567.3	538.8
Current portion of long-term debt	701.6	736.0
Total current liabilities	1,803.1	1,818.4
Long-term debt	3,537.6	2,876.5
Deferred tax liabilities	62.6	60.2
Other long-term liabilities	403.5	346.3
Total liabilities	5,806.8	5,101.4
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 570,045,995 and 565,562,607 issued, 411,219,904 and 411,312,664 outstanding, respectively)	5.7	5.7
Additional paid-in capital	3,877.6	3,809.5
Accumulated other comprehensive loss	(63.4)	(54.3)
Accumulated earnings	1,336.5	1,191.3
Less: Treasury stock, at cost: 158,826,091 and 154,249,943 shares, respectively	(1,733.0)	(1,650.5)
Total ON Semiconductor Corporation stockholders’ equity	3,423.4	3,301.7
Non-controlling interest	23.8	22.4
Total stockholders' equity	3,447.2	3,324.1
Total liabilities and stockholders' equity	$9,254.0	$8,425.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Revenue	$1,317.3	$1,381.8	$3,808.7	$4,116.1
Cost of revenue (exclusive of amortization shown below)	876.1	906.6	2,590.5	2,628.2
Gross profit	441.2	475.2	1,218.2	1,487.9
Operating expenses:
Research and development	156.1	172.8	483.2	471.6
Selling and marketing	65.3	74.7	207.7	225.4
General and administrative	62.2	67.8	196.3	214.8
Litigation settlement	—	169.5	—	169.5
Amortization of acquisition-related intangible assets	29.6	29.9	91.0	83.1
Restructuring, asset impairments and other charges, net	9.0	4.4	58.0	28.1
Intangible asset impairment	—	—	1.3	1.6
Total operating expenses	322.2	519.1	1,037.5	1,194.1
Operating income (loss)	119.0	(43.9)	180.7	293.8
Other income (expense), net:
Interest expense	(42.2)	(40.7)	(126.6)	(106.1)
Interest income	0.9	2.3	4.3	7.8
Loss on debt refinancing and prepayment	—	(5.8)	—	(6.2)
Other income (expense)	0.4	3.5	(2.3)	4.6
Other income (expense), net	(40.9)	(40.7)	(124.6)	(99.9)
Income (loss) before income taxes	78.1	(84.6)	56.1	193.9
Income tax (provision) benefit	83.1	24.6	90.5	(36.9)
Net income (loss)	161.2	(60.0)	146.6	157.0
Less: Net income attributable to non-controlling interest	(0.6)	(0.7)	(1.4)	(1.8)
Net income (loss) attributable to ON Semiconductor Corporation	$160.6	$(60.7)	$145.2	$155.2
Comprehensive income (loss), net of tax:
Net income (loss)	$161.2	$(60.0)	$146.6	$157.0
Foreign currency translation adjustments	0.6	(0.1)	1.1	0.5
Effects of cash flow hedges	3.6	(2.1)	(10.2)	(18.2)
Other comprehensive income (loss), net of tax	4.2	(2.2)	(9.1)	(17.7)
Comprehensive income (loss)	165.4	(62.2)	137.5	139.3
Comprehensive income attributable to non-controlling interest	(0.6)	(0.7)	(1.4)	(1.8)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$164.8	$(62.9)	$136.1	$137.5
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.39	$(0.15)	$0.35	$0.38
Diluted	$0.38	$(0.15)	$0.35	$0.37
Weighted-average shares of common stock outstanding:
Basic	410.8	410.4	410.5	411.0
Diluted	418.3	410.4	414.4	415.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3
Stock option exercises	3,125	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	342,461	—	5.5	—	—	—	—	—	5.5
RSUs and stock grant awards issued	89,132	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(24,435)	(0.5)	—	(0.5)
Share-based compensation	—	—	17.5	—	—	—	—	—	17.5
Comprehensive income	—	—	—	4.2	160.6	—	—	0.6	165.4
Balance at October 2, 2020	570,045,995	$5.7	$3,877.6	$(63.4)	$1,336.5	(158,826,091)	$(1,733.0)	$23.8	$3,447.2

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Stock option exercises	3,125	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	1,496,264	—	16.9	—	—	—	—	—	16.9
RSUs and stock grant awards issued	2,983,999	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(964,735)	(17.1)	—	(17.1)
Share-based compensation	—	—	51.2	—	—	—	—	—	51.2
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(9.1)	145.2	—	—	1.4	137.5
Balance at October 2, 2020	570,045,995	$5.7	$3,877.6	$(63.4)	$1,336.5	(158,826,091)	$(1,733.0)	$23.8	$3,447.2

Balance at June 28, 2019	563,192,019	$5.6	$3,757.6	$(53.4)	$1,195.5	(153,141,121)	$(1,631.0)	$23.6	$3,297.9
Stock option exercises	50,900	—	0.4	—	—	—	—	—	0.4
Shares issued pursuant to the ESPP	370,910	—	6.4	—	—	—	—	—	6.4
RSUs and stock grant awards issued	709,266	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(246,870)	(4.4)	—	(4.4)
Share-based compensation	—	—	14.7	—	—	—	—	—	14.7
Repurchase of common stock	—	—	—	—	—	(763,928)	(13.2)	—	(13.2)
Comprehensive (loss) income	—	—	—	(2.2)	(60.7)	—	—	0.7	(62.2)
Balance at September 27, 2019	564,323,095	$5.6	$3,779.1	$(55.6)	$1,134.8	(154,151,919)	$(1,648.6)	$24.3	$3,239.6

Balance at December 31, 2018	558,701,620	$5.6	$3,702.3	$(37.9)	$979.6	(144,867,393)	$(1,478.0)	$22.5	$3,194.1
Stock option exercises	208,097	—	1.3	—	—	—	—	—	1.3
Shares issued pursuant to the ESPP	898,399	—	13.8	—	—	—	—	—	13.8
RSUs and stock grant awards issued	4,514,979	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,522,519)	(31.6)	—	(31.6)
Share-based compensation	—	—	61.7	—	—	—	—	—	61.7
Repurchase of common stock	—	—	—	—	—	(7,762,007)	(139.0)	—	(139.0)
Comprehensive (loss) income	—	—	—	(17.7)	155.2	—	—	1.8	139.3
Balance at September 27, 2019	564,323,095	$5.6	$3,779.1	$(55.6)	$1,134.8	(154,151,919)	$(1,648.6)	$24.3	$3,239.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 2, 2020	September 27, 2019
Cash flows from operating activities:
Net income	$146.6	$157.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471.3	431.1
Non-cash (gain) loss on sale or disposal of fixed assets	(1.8)	0.5
Loss on debt refinancing and prepayment	—	6.2
Amortization of debt discount and issuance costs	9.1	9.9
Share-based compensation	51.2	61.7
Non-cash interest on convertible notes	29.4	27.9
Non-cash asset impairment charges	14.2	2.9
Intangible asset impairment charges	1.3	1.6
Change in deferred tax balances	(149.1)	10.8
Other	5.3	(1.5)
Changes in assets and liabilities (exclusive of the impact of acquisitions):
Receivables	(21.5)	(6.3)
Inventories	(52.1)	26.4
Other assets	(27.2)	(29.5)
Accounts payable	3.4	(78.0)
Accrued expenses and other current liabilities	(13.0)	(5.7)
Other long-term liabilities	16.8	(12.0)
Net cash provided by operating activities	483.9	603.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(267.2)	(422.2)
Proceeds from sale of property, plant and equipment	1.5	1.5
Deposits utilized (made) for purchase of property, plant and equipment	2.3	(0.2)
Purchase of business, net of cash acquired	(4.5)	(888.0)
Purchase of license and deposit made for manufacturing facility	—	(100.0)
Release of escrow related to divestiture	—	5.0
Settlement of purchase price from previous acquisition	26.0	—
Net cash used in investing activities	(241.9)	(1,403.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	17.8	19.6
Proceeds from exercise of stock options	—	1.3
Payment of tax withholding for RSUs	(17.1)	(31.6)
Repurchase of common stock	(65.4)	(139.0)
Issuance and borrowings under debt agreements	1,858.0	1,404.8
Payment of debt issuance and other financing costs	(2.2)	(21.9)
Repayment of borrowings under debt agreements	(1,264.6)	(580.1)
Release of escrow related to prior acquisition	—	(10.4)
Payments related to previous acquisition	(8.3)	—
Payment of finance lease obligations	—	(0.6)
Net cash provided by financing activities	518.2	642.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	0.4
Net increase (decrease) in cash, cash equivalents and restricted cash	760.6	(158.4)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	894.2	1,087.1
Cash, cash equivalents and restricted cash, end of period (Note 6)	$1,654.8	$928.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," “us,” “our,” or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2020 having ended on October 2, 2020 and each fiscal year ending on December 31. The quarters ended October 2, 2020 and September 27, 2019 each contained 91 days. The nine months ended October 2, 2020 and September 27, 2019 contained 276 and 270 days, respectively. As of October 2, 2020, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG"). Additional details on the Company’s operating and reportable segments are included in Note 2: ''Revenue and Segment Information.''

The accompanying unaudited financial statements as of and for the quarter and nine months ended October 2, 2020 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2019 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which includes normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2019 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 19, 2020 (the “2019 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) variable and share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions. Even though the novel coronavirus disease 2019 (“COVID-19”) pandemic has impacted the demand for the Company's products and gross margin, it has not had a significant impact on these estimates. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of indefinite-lived intangible assets, long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available and the unknown future impact of the COVID-19 pandemic as of October 2, 2020, and through the filing date of this Form 10-Q. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, share based compensation, inventory valuation and corresponding reserves, carrying value of indefinite-lived intangible assets, other long-lived assets and goodwill, valuation allowance for tax assets, contingencies and revenue recognition. While there was not a material impact to the consolidated financial statements as of and for the quarter and nine months ended October 2, 2020, resulting from these assessments, future assessment of the current expectations, including of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in a material adverse impact to the consolidated financial statements in future reporting periods.

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

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended October 2, 2020:
Revenue from external customers	$647.4	$494.6	$175.3	$1,317.3
Gross profit	$202.0	$195.0	$55.9	$452.9
For the quarter ended September 27, 2019:
Revenue from external customers	$687.9	$508.9	$185.0	$1,381.8
Gross profit	$226.7	$207.7	$67.6	$502.0
For the nine months ended October 2, 2020:
Revenue from external customers	$1,889.7	$1,388.4	$530.6	$3,808.7
Gross profit	$564.8	$525.9	$169.0	$1,259.7
For the nine months ended September 27, 2019:
Revenue from external customers	$2,093.0	$1,465.0	$558.1	$4,116.1
Gross profit	$731.4	$592.5	$208.4	$1,532.3

The Company had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of the total revenue for the quarter and nine months ended October 2, 2020, respectively.

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliation of segment gross profit to consolidated gross profit is provided below (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Gross profit for reportable segments	$452.9	$502.0	$1,259.7	$1,532.3
Less: Unallocated manufacturing costs	(11.7)	(26.8)	(41.5)	(44.4)
Consolidated gross profit	$441.2	$475.2	$1,218.2	$1,487.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended October 2, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$236.5	$177.1	$28.3	$441.9
Hong Kong	187.8	103.4	43.3	334.5
United Kingdom	98.6	71.0	37.2	206.8
United States	73.0	68.4	46.2	187.6
Other	51.5	74.7	20.3	146.5
Total	$647.4	$494.6	$175.3	$1,317.3

Sales Channel
Distributors	$436.3	$255.8	$87.3	$779.4
OEM/ODM	172.6	206.7	81.1	460.4
Electronic Manufacturing Service Providers	38.5	32.1	6.9	77.5
Total	$647.4	$494.6	$175.3	$1,317.3

	Nine Months Ended October 2, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$674.2	$507.1	$108.3	$1,289.6
Hong Kong	570.2	291.0	112.8	974.0
United Kingdom	279.5	190.2	105.0	574.7
United States	201.9	209.2	112.8	523.9
Other	163.9	190.9	91.7	446.5
Total	$1,889.7	$1,388.4	$530.6	$3,808.7

Sales Channel
Distributors	$1,259.5	$700.7	$294.5	$2,254.7
OEM/ODM	517.0	590.5	208.9	1,316.4
Electronic Manufacturing Service Providers	113.2	97.2	27.2	237.6
Total	$1,889.7	$1,388.4	$530.6	$3,808.7

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	October 2, 2020	December 31, 2019
United States	$654.4	$616.7
South Korea	468.4	485.4
Philippines	403.8	433.5
China	234.1	243.6
Czech Republic	213.1	213.4
Japan	207.3	218.1
Malaysia	181.4	204.4
Other	149.3	176.5
Total	$2,511.8	$2,591.6

Note 3: Recent Accounting Pronouncements

Adopted:

ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”)

In March 2020, the FASB issued ASU 2020-04 to address constituents’ concerns about certain accounting consequences that could result from the global markets’ anticipated transition away from the use of the LIBO Rate and other interbank offered rates to alternative reference rates. ASU 2020-04 includes optional expedients and the relief provided is elective and applies to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBO Rate or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective for entities as of March 12, 2020 through December 31, 2022. The Company elected to apply the provisions of ASU 2020-04 for its contracts and hedging relationships as of March 12, 2020. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

ASU 2019-12 – Income taxes (Topic 740): Simplifying the accounting for income taxes (“ASU 2019-12”)

In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Income taxes (Topic 740). The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 during the quarter ended April 3, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

Pending adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt, and continues to evaluate the impact of the provisions of ASU 2020-06 on its consolidated financial statements.

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

Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operation for the quarters and nine months ended October 2, 2020 and September 27, 2019 have been prepared as if the acquisition of Quantenna had occurred on January 1, 2018 and includes adjustments for amortization of intangibles, interest expense from financing, restructuring, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Revenue	$1,317.3	$1,381.8	$3,808.7	$4,211.4
Net income (loss)	159.9	(43.1)	146.3	160.9
Net income (loss) attributable to ON Semiconductor Corporation	159.3	(43.8)	144.9	159.1
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.39	$(0.11)	$0.35	$0.39
Diluted	$0.38	$(0.11)	$0.35	$0.38

Pending Acquisition of Manufacturing Facility and Related Assets

As previously disclosed, during 2019 the Company entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with GLOBALFOUNDRIES U.S. Inc. (“GFUS”) and GLOBALFOUNDRIES Inc. pursuant to which the Company will acquire GFUS’s East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around December 31, 2022 (“Closing Date”), subject to certain conditions, for an aggregate purchase price of $400.0 million in cash, subject to adjustment as described in the Asset Purchase Agreement (the “Total Consideration”). The Company paid GFUS $70.0 million of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration, on the date of the execution of the Asset Purchase Agreement.

On October 1, 2020, the Company entered into an amendment to the Asset Purchase Agreement (the "APA Amendment") pursuant to which the Company paid GFUS a non-refundable deposit in the amount of $100.0 million in cash on October 5, 2020 ("Additional Deposit"). The Additional Deposit will be applied toward and reduce the Total Consideration, and the remaining $230.0 million of the Total Consideration will be paid on or around the Closing Date. Other terms and conditions of the Asset Purchase Agreement remain unchanged. In connection with this APA Amendment, the Company also entered into an amendment to an ancillary agreement relating to the provision of foundry services entered into in connection with the execution of the Asset Purchase Agreement, which provides the Company certain additional tools and flexibility in its capital expenditures and manufacturing plans for 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments (1)	Other	Total
Quarter ended October 2, 2020
General workforce reduction	$2.4	$—	$—	$2.4
Other	—	7.0	(0.4)	6.6
Total	$2.4	$7.0	$(0.4)	$9.0

	Restructuring	Asset Impairments (1)	Other	Total
Nine months ended October 2, 2020
Voluntary separation program	$27.5	$—	$—	$27.5
2020 Involuntary separation program	11.8	—	—	11.8
General workforce reduction	6.2	—	—	6.2
Other	—	14.2	(1.7)	12.5
Total	$45.5	$14.2	$(1.7)	$58.0

(1)    Includes impairment charges relating to a) investments in certain entities where the Company does not exert a significant influence b) property, plant and equipment and c) lease right-of-use assets.

Summary of changes in accrued restructuring from December 31, 2019 to October 2, 2020 is as follows (in millions):

	As of			As of
	December 31, 2019	Charges	Usage	October 2, 2020
Employee separation charges	$0.1	$45.5	$(41.9)	$3.7
Other	0.1	—	(0.1)	—
Total	$0.2	$45.5	$(42.0)	$3.7

Voluntary Separation Program

During the first quarter of 2020, the Company offered a voluntary separation program (the "VSP") to employees that met certain criteria. Participation was subject to management review and approval. The purpose of the VSP was to allow employees to voluntarily separate employment during a specific time and with enhanced separation compensation and benefits, thereby enabling the Company to optimize its cost structure and progress towards its target financial model. Management approved 243 employees for participation in the VSP during the quarter ended April 3, 2020, after which the VSP was terminated. The aggregate expense for the VSP amounted to $27.5 million for the 243 employees, all of whom had exited by the end of the second quarter of 2020. All amounts under the VSP have been paid during the second and third quarters of 2020, and there are no payments remaining as of October 2, 2020.
2020 Involuntary Separation Program

During the second quarter of 2020, the Company implemented an involuntary separation program (the "ISP"). Under the ISP, the Company notified approximately 191 employees of their employment termination with aggregate severance costs and other benefits amounting to $11.8 million, of which $3.5 million remained accrued as of October 2, 2020. The remaining accrued amount is expected to be paid during the fourth quarter of 2020 based on the exit date of the notified employees. The Company currently does not anticipate additional employee terminations under the ISP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

General Workforce Reduction

In addition to the VSP and the ISP, the Company undertook other general workforce reduction measures (including the post-Quantenna acquisition restructuring) during the first and third quarters of 2020. There were no general workforce reduction measures taken during the second quarter.

During the third quarter of 2020, the Company notified approximately 55 employees of their employment termination with aggregate severance costs and other benefits amounting to $2.4 million. All employees exited during the third quarter and less than $0.1 million remained accrued as of October 2, 2020. During the first quarter of 2020, the Company notified approximately 98 employees of their employment termination, all of whom exited by April 3, 2020. The aggregate expense for these first quarter 2020 terminations amounted to $3.8 million and was paid out in cash within that quarter.

Subsequent to the quarter ended October 2, 2020, the Company notified approximately 40 employees in Japan of its intent to terminate their employment and the employees are in the process of signing separation agreements. As a result, the Company expects to incur aggregate severance costs and other benefits amounting to approximately $4.0 million during the fourth quarter of 2020.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

Note 6: Balance Sheet Information and Other

Goodwill

Changes in the goodwill balance from December 31, 2019 through October 2, 2020 were as follows (in millions):

Net balance as of December 31, 2019	$1,659.2
Addition due to business combination	4.2
Net balance as of October 2, 2020	$1,663.4

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management considered the general economic decline and the impact of the COVID-19 pandemic, but did not identify any triggering events during the quarter and nine months ended October 2, 2020 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	October 2, 2020	December 31, 2019
Inventories:
Raw materials	$142.1	$138.4
Work in process	840.4	772.9
Finished goods	298.7	321.1
	$1,281.2	$1,232.4

Defined Benefit Plans

As of October 2, 2020, the total accrued pension liability for underfunded plans was $137.4 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2019, the total accrued pension liability for underfunded plans was $132.7 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Service cost	$2.7	$2.4	$8.1	$7.1
Interest cost	1.2	1.3	3.5	3.8
Expected return on plan assets	(1.6)	(1.5)	(4.7)	(4.5)
Curtailment gain	—	—	(1.6)	—
Total net periodic pension cost	$2.3	$2.2	$5.3	$6.4

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Operating lease	$9.9	$9.2	$28.1	$25.8
Variable lease	1.3	1.0	3.1	3.1
Short-term lease	1.0	0.6	3.4	1.9
Total lease expense	$12.2	$10.8	$34.6	$30.8

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	October 2, 2020	December 31, 2019
Accrued expenses and other current liabilities	$30.9	$26.1
Other long-term liabilities	117.7	87.9
Total lease obligations	$148.6	$114.0

Operating lease assets of $140.8 million and $110.2 million are included in other assets in the Consolidated Balance Sheets as of October 2, 2020 and December 31, 2019, respectively. As of October 2, 2020, the weighted-average remaining lease-term was seven years and the weighted-average discount rate was 4.9%.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	October 2, 2020	September 27, 2019
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$156.1	$146.7
Sale of property in exchange of note receivable	4.7	$—
Right-of-use assets obtained in exchange of lease liabilities	54.8	15.0
Non-cash financing activity:
Liability incurred for purchase of business	$—	$17.9
Cash (received) paid for:
Interest income	$(4.3)	$(7.8)
Interest expense	80.9	61.9
Income taxes	29.9	46.2
Operating lease payments in operating cash flows	27.5	28.0

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	October 2, 2020	December 31, 2019	September 27, 2019	December 31, 2018
Consolidated Balance Sheets:
Cash and cash equivalents	$1,654.0	$894.2	$928.7	$1,069.6
Restricted cash (included in other current assets)	0.8	—	—	17.5
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,654.8	$894.2	$928.7	$1,087.1

The restricted cash balance as of December 31, 2018, which included the consideration held in escrow for the acquisition of Aptina in 2014, was released during the year ended December 31, 2019 upon satisfaction of certain outstanding items contained in the merger agreement for such acquisition.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	October 2, 2020	December 31, 2019
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 1.90% and 3.30%, respectively	$765.0	$800.0
Term Loan “B” Facility due 2026, interest payable monthly at 2.15% and 3.80%, respectively	1,618.6	1,630.9
3.875% Notes due 2028 (1)	700.0	—
1.00% Notes due 2020 (2)	690.0	690.0
1.625% Notes due 2023 (3)	575.0	575.0
Other long-term debt (4)	0.2	53.3
Gross long-term debt, including current portion	$4,348.8	$3,749.2
Less: Debt discount (5)	(79.2)	(102.7)
Less: Debt issuance costs (6)	(30.4)	(34.0)
Net long-term debt, including current portion	$4,239.2	$3,612.5
Less: Current portion of long-term debt	(701.6)	(736.0)
Net long-term debt	$3,537.6	$2,876.5

(1)    Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)    Interest is payable on June 1 and December 1 of each year at 1.00% annually.
(3)    Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(4)    Consists of a term loan, finance lease and other facility at certain international locations where interest is payable monthly or quarterly, with interest rates ranging between 1.00% and 1.48% and maturity dates in 2020.
(5)    Debt discount of $6.8 million and zero for the 3.875% Notes, $4.0 million and $20.4 million for the 1.00% Notes, $59.0 million and $71.8 million for the 1.625% Notes and $9.4 million and $10.5 million for the Term Loan "B" Facility, in each case as of October 2, 2020 and December 31, 2019, respectively.
(6)    Debt issuance costs of $2.3 million and zero for the 3.875% Notes, $0.6 million and $2.8 million for the 1.00% Notes, $5.6 million and $6.9 million for the 1.625% Notes and $21.9 million and $24.3 million for the Term Loan "B" Facility, in each case as of October 2, 2020 and December 31, 2019, respectively.

Expected maturities of gross long-term debt (including current portion) as of October 2, 2020 are as follows (in millions):

Period	Expected Maturities
Remainder of 2020	$694.4
2021	16.3
2022	16.3
2023	591.4
2024	781.4
Thereafter	2,249.0
Total	$4,348.8

The Company was in compliance with its covenants under all debt agreements as of October 2, 2020.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Issuance of 3.875% Notes

On August 21, 2020, the Company completed its private offering of $700.0 million aggregate principal amount of the 3.875% Notes. The 3.875% Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 3.875% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Amended Credit Agreement. In the future, the 3.875% Notes will be fully and unconditionally guaranteed by each of the Company’s subsidiaries that becomes a borrower or guarantees any indebtedness under the Amended Credit Agreement.

The 3.875% Notes and the guarantees thereof are the Company’s and the guarantors’ general unsecured obligations, respectively, and (i) rank equally in right of payment with all of the Company’s and the guarantors’ existing and future senior indebtedness (including the 1.00% Notes and 1.625% Notes); (ii) rank senior to any subordinated indebtedness that the Company or the guarantors may incur; (iii) are effectively subordinated to all of the Company’s or the Guarantors’ existing and future secured indebtedness (including indebtedness under the Amended Credit Agreement), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries that are not guarantors of the 3.875% Notes.

The 3.875% Notes bear interest at a rate of 3.875% per year, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and will mature on September 1, 2028, unless earlier redeemed or repurchased by the Company. The original issue discount and debt issuance costs incurred by the Company in connection with the offering of the 3.875% Notes amounted to $9.4 million, which has been capitalized and will be amortized to interest expense through the maturity date of September 1, 2028. The net proceeds from the issuance of the 3.875% Notes were used entirely to repay borrowings under the Revolving Credit Facility.

Borrowing and repayment under the Revolving Credit Facility

On March 24, 2020, the Company borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic. Due to improving macroeconomic and business conditions, on August 21, 2020, the Company used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200 million of the outstanding borrowings under the Revolving Credit Facility. As a result, as of October 2, 2020, the Company had approximately $1,200 million available for future borrowings under the Revolving Credit Facility.

Maturity of 1.00% Notes

The 1.00% Notes will mature on December 1, 2020 and have been reclassified in the consolidated balance sheet as current portion of long-term debt along with the corresponding debt discount and issuance costs. As required by the indenture governing the 1.00% Notes, the holders may convert their 1.00% Notes on or after September 1, 2020, among other circumstances. At the time of issuance of the 1.00% Notes, the Company concurrently entered into convertible note hedge and warrant transactions with certain of the initial purchasers of the 1.00% Notes. Pursuant to these transactions, the Company has the option to purchase initially (subject to adjustment for certain specified transactions) a total of 37.3 million shares of its common stock at a price of $18.50 per share. The total cost of the convertible note hedge transactions was $108.9 million. In addition, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase initially (subject to adjustment for certain specified events) a total of 37.3 million shares of the Company’s common stock at a price of $25.96 per share, which expire no later than April 2021. The Company received $52.0 million in cash proceeds from the sale of these warrants. In aggregate, the purchase of the convertible note hedges and the sale of the warrants are intended to reduce the potential dilution from conversions of the 1.00% Notes.

The Company intends to settle the 1.00% Notes validly tendered for conversion using its available cash and cash equivalents from the balance sheet up for the principal amount of the 1.00% Notes being converted, and using net shares of the Company’s common stock for the excess over the principal amount. An insignificant amount of 1.00% Notes have been tendered by the holders for conversion, all of which mature on December 1, 2020.

Eighth Amendment to the Amended Credit Agreement

On June 23, 2020, the Company entered into the Eighth Amendment ("Eighth Amendment") to the Amended Credit Agreement with the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and certain Lenders party thereto constituting the Required Lenders (as defined in the Amended Credit Agreement). The Eighth Amendment provided for, among other things, (i) replace the defined term “Capital Lease Obligations” with a new defined term “Finance Lease Obligations” providing that such obligations only include property classified as finance leases under U.S. GAAP and (ii) make certain amendments in connection with the proposed domestication of ON Management Ltd. and Quantenna Ltd., each of which is a subsidiary of the Company that is not a Loan Party (as defined in the Amended Credit Agreement) and both of which hold economic rights in certain intellectual property, from Bermuda entities to Delaware entities, including, among other things, (a) to permit Investments (as defined in the Amended Credit Agreement) by any Loan Party in any Foreign Subsidiary (as defined in the Amended Credit Agreement) if the proceeds of such Investments are used for Capital Expenditures (as defined in the Amended Credit Agreement) (“Capital Expenditure Investments”) and (b) to increase the amount of certain permitted intercompany Investments by any Loan Party in any subsidiary that is not a Loan Party by an amount (which shall not be less than zero) equal to (A) Net Royalties (as defined in the Amended Credit Agreement) minus (B) the aggregate amount of Capital Expenditure Investments. See Note 13: ''Income Taxes,'' for more information on the domestication of certain foreign subsidiaries which was completed on July 6, 2020.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Net income (loss) attributable to ON Semiconductor Corporation	$160.6	$(60.7)	$145.2	$155.2
Basic weighted-average shares of common stock outstanding	410.8	410.4	410.5	411.0
Dilutive effect of share-based awards	1.8	—	1.6	1.7
Dilutive effect of convertible notes	5.7	—	2.3	2.6
Diluted weighted-average shares of common stock outstanding	418.3	410.4	414.4	415.3

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.39	$(0.15)	$0.35	$0.38
Diluted	$0.38	$(0.15)	$0.35	$0.37

Basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period.

To calculate the diluted weighted-average shares of common stock outstanding, the number of incremental shares from the assumed exercise of stock options and assumed issuance of shares relating to RSUs is calculated by applying the treasury stock method. Share-based awards whose impact is considered to be anti-dilutive were excluded from the diluted weighted-average shares of common stock outstanding. The excluded number of anti-dilutive share-based awards was zero and 2.1 million for the quarters ended October 2, 2020 and September 27, 2019, respectively, and 1.0 million and 2.1 million for the nine months ended October 2, 2020 and September 27, 2019, respectively.

The dilutive impact related to the 1.00% Notes and 1.625% Notes is determined in accordance with the net share settlement requirements, under which the Company's convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The average share price for the quarter ended October 2, 2020 exceeded the conversion price for both the 1.00% Notes and 1.625% Notes and the impact of the excess over par value was included in calculating the dilutive effect of the convertible notes.

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

There were no repurchases and $13.1 million in repurchases of the Company's common stock under the Share Repurchase Program during the quarters ended October 2, 2020 and September 27, 2019, respectively. There were $65.3 million and $138.9 million in repurchases of the Company's common stock under the Share Repurchase Program during the nine months ended October 2, 2020 and September 27, 2019, respectively. As of October 2, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program during the quarter and nine months ended October 2, 2020 and September 27, 2019 were as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Number of repurchased shares (1)	—	0.8	3.6	7.8
Aggregate purchase price	$—	$13.1	$65.3	$138.9
Fees, commissions and other expenses	—	0.1	0.1	0.1
Total cash used for share repurchases	$—	$13.2	$65.4	$139.0
Weighted-average purchase price per share (2)	$—	$17.18	$18.08	$17.89

(1)    None of these shares had been reissued or retired as of October 2, 2020, but may be reissued or retired later.
(2)    Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and nine months ended October 2, 2020 were $0.5 million and $17.1 million, respectively, for which the Company withheld less than 0.1 million and approximately 1.0 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarter and nine months ended September 27, 2019 were $4.4 million and $31.6 million, respectively, for which the Company withheld approximately 0.2 million and 1.5 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of October 2, 2020, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest

The Company owns 80% of the outstanding equity interests in a joint venture, Leshan-Phoenix Semiconductor Company Limited (“Leshan”), which operates assembly and test operations in Leshan, China. The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2019, the non-controlling interest balance was $22.4 million. This balance increased to $23.8 million as of October 2, 2020, resulting from the non-controlling interest’s $1.4 million share of the earnings for the nine months ended October 2, 2020.

During the quarter ended April 3, 2020, the Company acquired the remaining 40% of the equity interest in ON Semiconductor Aizu Co., Ltd., ("OSA") from Fujitsu Semiconductor Limited (“FSL”), whereby OSA became a wholly-owned subsidiary of the Company. OSA operates a front-end wafer fabrication facility in Aizuwakamatsu, Japan. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in the Company receiving $26.0 million in settlement of the purchase price from FSL during the quarter ended April 3, 2020. The results of OSA have been consolidated in the Company’s financial statements since the fourth quarter of 2018, when the Company acquired the majority equity interest.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Stockholders' Rights Plan

On June 7, 2020, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a “Right”) to be issued as of 5:00 p.m. New York City time on June 18, 2020 for each outstanding share of common stock to the stockholders of record on that date. In connection with the Rights, the Company and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of June 8, 2020 (the “Rights Agreement”). Each Right entitles the registered holder of common stock to purchase from the Company one one-hundred-thousandth of a share (a “Unit”) of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $100.80 per Unit (the “Purchase Price”), subject to adjustment as provided in the Rights Agreement. Subject to certain exceptions, if a person or group becomes the beneficial owner of more than 15% of the Company’s outstanding shares of common stock, the Rights will become exercisable for that number of shares of Common Stock having a market value of two times the Purchase Price. The Rights, which have a de minimis value as of October 2, 2020, expire on the earlier of (i) the close of business on June 7, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Company’s Board of Directors, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019
Cost of revenue	$3.1	$2.3	$8.5	$7.7
Research and development	4.8	3.4	13.2	12.4
Selling and marketing	3.4	2.7	9.5	11.1
General and administrative	6.2	6.3	20.0	30.5
Share-based compensation expense	$17.5	$14.7	$51.2	$61.7
Income tax benefit	(3.7)	(3.1)	(10.8)	(13.0)
Share-based compensation expense, net of taxes	$13.8	$11.6	$40.4	$48.7

As of October 2, 2020, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $80.2 million, which will be recognized over a weighted-average period of 1.5 years. There was an insignificant amount of stock options exercised during the quarter and nine months ended October 2, 2020. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% for the quarter and nine months ended October 2, 2020 and September 27, 2019.

Shares Available

As of October 2, 2020 and December 31, 2019, there was an aggregate of 16.9 million and 25.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of October 2, 2020 and December 31, 2019, there was an aggregate of 3.3 million and 4.8 million shares of common stock, respectively, available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service condition and over two years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the nine months ended October 2, 2020 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2019	8.9	$20.84
Granted	6.1	18.75
Released	(3.0)	18.31
Forfeited	(0.7)	20.87
Non-vested RSUs at October 2, 2020	11.3	20.38

Note 10: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2019 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of October 2, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment for the issuance of letters of credit subject to the available balance of the Revolving Credit Facility, which, as of the filing date of this Form 10-Q was approximately $1,200 million. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of October 2, 2020, which reduced the Company's borrowing capacity. As of October 2, 2020, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $8.9 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries' term loan financing and surety bond, which totaled $1.1 million as of October 2, 2020.
Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
Indemnification Contingencies

There are no new material indemnification contingencies subsequent to the filing of the 2019 Form 10-K.

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

Litigation with AcBel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by AcBel Polytech, Inc. (“AcBel”) in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability. In parallel to the litigation with AcBel, Fairchild filed an arbitration against its distributor, Synnex Technology International Corp (“Synnex”), in Hong Kong in response to Synnex’s failure to pass along Fairchild’s limited warranty to AcBel.

On July 31, 2020, the Company entered into a settlement agreement and release in respect of the dispute with Synnex and Acbel. On August 6, 2020, the Company paid its full aggregate liability of $6.0 million in accordance with the settlement agreement and all applicable claims were released.

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

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	October 2, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$226.0	$226.0	$—	$—

	As of	Fair Value Hierarchy
Description	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$28.2	$28.2	$—	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.
Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings (excluding finance lease obligations) are as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	As of
	October 2, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion
Convertible notes (1)	$1,195.8	$1,626.1	$1,163.1	$1,730.2
Other long-term debt (1)	3,043.4	2,958.0	2,449.3	2,427.8

(1)    Carrying amount shown is net of debt discount and debt issuance costs.

The fair values of the 3.875% Notes, 1.00% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at October 2, 2020 and December 31, 2019.

Note 12: Financial Instruments

Foreign Currencies

The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes. As of October 2, 2020 and December 31, 2019, the Company had net outstanding foreign exchange contracts with notional amounts of $213.7 million and $183.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	October 2, 2020		December 31, 2019
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	$55.3	$55.3	$36.4	$36.4
Japanese Yen	52.7	52.7	49.8	49.8
Chinese Yuan	24.0	24.0	20.2	20.2
Euro	23.5	23.5	—	—
Korean Won	22.9	22.9	18.1	18.1
Malaysian Ringgit	5.9	5.9	20.4	20.4
Czech Koruna	(4.9)	4.9	11.9	11.9
Other Currencies - Buy	19.8	19.8	21.9	21.9
Other Currencies - Sell	(4.7)	4.7	(4.6)	4.6
	$194.5	$213.7	$174.1	$183.3

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended October 2, 2020 and September 27, 2019, realized and unrealized foreign currency transactions totaled a gain of $0.1 million and $0.3 million, respectively. During the nine months ended October 2, 2020 and September 27, 2019, realized and unrealized foreign currency transactions totaled a loss of $3.4 million and $3.8 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

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

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts outstanding as of October 2, 2020 and September 27, 2019, amounting to $2.25 billion and $1.0 billion, respectively.

Foreign currency risk

The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. Dollars. For the quarters and nine months ended October 2, 2020 and September 27, 2019, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.00% Notes and 1.625% Notes.

Other

At October 2, 2020, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of October 2, 2020, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $4.7 million and $4.5 million of net interest and penalties accrued at October 2, 2020 and September 27, 2019, respectively. It is reasonably possible that $26.3 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

On July 6, 2020, the Company completed a simplification of its corporate structure by repatriating the economic rights of its non-U.S. IP to the United States via domestication of certain foreign subsidiaries (the "Domestication"). The Domestication more closely aligns the Company's corporate structure to its operating structure in accordance with the OECD’s BEPS conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, resulted in a benefit primarily from recognizing certain deferred tax assets, net of deferred tax liabilities, of $60.4 million. Additionally, the Domestication caused the Company to reassess the full valuation allowance recorded against its U.S. state deferred tax assets. As a result, the Company released approximately $49.9 million of its valuation allowance recorded against its U.S. state deferred tax assets, which was an additional discrete benefit. These discrete benefits were recorded during the third quarter of 2020.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan net operating losses, which are projected to expire prior to utilization.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Tax years prior to 2016 are generally not subject to examination by the United States Internal Revenue Service (the “IRS”) except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS examination for the 2017 tax year. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2015. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2009. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2019	$(42.4)	$(11.9)	$(54.3)
Other comprehensive income prior to reclassifications	1.1	3.1	4.2
Amounts reclassified from accumulated other comprehensive loss	—	(13.3)	(13.3)
Net current period other comprehensive income (loss) (1)	1.1	(10.2)	(9.1)
Balance as of October 2, 2020	$(41.3)	$(22.1)	$(63.4)
(1)     Effects of cash flow hedges are net of $2.6 million of tax benefit for the nine months ended October 2, 2020.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Nine Months Ended
	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019	To caption
Interest rate swaps	$6.4	$(0.3)	$13.3	$(3.0)	Interest expense
Total reclassifications	$6.4	$(0.3)	$13.3	$(3.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2019 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended October 2, 2020 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2019 Form 10-K.

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

We shipped approximately 46.7 billion units during the nine months ended October 2, 2020, as compared to 48.9 billion units during the nine months ended September 27, 2019, resulting in a period-over-period decrease of approximately 4%. As of October 2, 2020, we were organized into the following three operating and reportable segments: PSG, ASG and ISG. As many of our products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

Business and Macroeconomic Environment

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on global economic activity, including creating supply chain and market disruption. During the first half of 2020, in an effort to contain and slow the spread of the pandemic, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” quarantine residents in their homes or places of residence, and practice social distancing when engaging in essential activities, resulting in reduced demand for products and services. While these measures have since been relaxed in many jurisdictions, the extent to which the pandemic will impact demand for our products depends on future developments, which are highly uncertain and difficult to predict, including new information that may emerge concerning the severity and longevity of the pandemic, and actions to contain and treat its impact. Our operations have been, and may continue to be, negatively impacted by, among other things, the decrease in production levels and increased costs resulting from our efforts to mitigate the impact of the COVID-19 pandemic through social-distancing measures we have enacted at certain of our locations around the world.

In response to market and industry trends, we have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have taken, and continue to take, significant cost containment efforts, including, but not limited to, workforce reductions, reducing discretionary spending, furloughs, and mandatory vacations. While all our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates. There can be no assurances that we will adequately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

The Impact of the COVID-19 Pandemic to our Industry

While the full extent of the COVID-19 pandemic’s impact on global supply chains and global growth remains to be seen, events surrounding the pandemic have reduced economic activity across the globe. While there has been increased demand for products and services that support the stay-at-home economy, such as products used in data center infrastructure, notebook computers, and similar applications, demand in other categories, such as automotive, smartphones and consumer electronics, has not yet reached levels achieved before the pandemic. While the majority of companies have sought to manage the disruptions caused by the COVID-19 pandemic by implementing contingency plans in the near-term, in the long-term, we believe that companies are likely to re-assess and consider modifying their supply chain strategies and operating models to mitigate single points of failure.

The Impact of the COVID-19 Pandemic on our Business

In an effort to protect the health and safety of our employees, we have taken proactive, aggressive actions to adopt social distancing policies at our locations around the world, including reducing the number of people in our sites at any one time, encouraging our employees to work from home where possible, limiting the number of employees attending meetings and significantly reducing employee travel. In our role as responsible corporate citizens, we have taken actions to support our global communities by providing essential medical supplies and by donating N95 masks, ActiveAir masks, surgical masks, smocks, hand sanitizers, hairnets, nitrile gloves and medical protection suits to hospitals and health workers. We will continue to actively monitor implications of the COVID-19 pandemic on our and our customers’ businesses and may take further actions to alter our business operations if we determine that such alterations are in the best interests of our employees and other stakeholders, or as required by federal, state, or local law. At this time, the potential impact of such alterations or modifications on our business and our financial results for the remainder of 2020 and thereafter, including the impact on our customers and employees, is unclear.

During the third quarter of 2020, we experienced improvement in the demand for all of our products, specifically products in the automotive sector which had been significantly impacted in the previous quarters. However, current demand levels have yet to reach levels achieved before the pandemic. In addition, we continue to experience supply chain and logistical constraints on the shipment of certain of our products. While we believe that our business has stabilized from the impact of the pandemic, a possible resurgence or “second wave” of the pandemic could alter the business and economic landscape again. We expect volatility in demand to continue in varying duration and severity until such time as the COVID-19 pandemic is effectively contained globally. Our long-term fundamentals remain strong as we believe that we are well-positioned for growth as business conditions continue to improve. We believe that secular trends in the automotive, industrial, and cloud-power end-markets, which are our primary areas of focus, will continue to drive long-term growth in the semiconductor industry.

Recent Developments

During 2019, we entered into the Asset Purchase Agreement pursuant to which we will acquire GFUS’s East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around the Closing Date, subject to certain conditions, for the Total Consideration. We paid GFUS $70.0 million of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration, on the date of the execution of the Asset Purchase Agreement.

On October 1, 2020, we entered into the APA Amendment pursuant to which we paid GFUS the Additional Deposit. The Additional Deposit will be applied toward and reduce the Total Consideration as a non-refundable deposit, and the remaining $230.0 million of the Total Consideration will be paid on or around the Closing Date. Other terms and conditions of the Asset Purchase Agreement remain unchanged. With the expected completion of the acquisition in East Fishkill, New York on or around December 31, 2022, we began to consolidate and make structural changes to our manufacturing footprint. During

February and August 2020, we announced that we were exploring the sale of our six-inch fabs in Belgium and Niigata, Japan, respectively. If sold, production from the Belgium and Niigata fabs would be transitioned to other fabs in our manufacturing network, and we could incur accounting charges in the future in connection with the active marketing and sale of these facilities.

Results of Operations

Quarter Ended October 2, 2020 compared to the Quarter Ended September 27, 2019

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	October 2, 2020	September 27, 2019	Dollar Change
Revenue	$1,317.3	$1,381.8	$(64.5)
Cost of revenue (exclusive of amortization shown below)	876.1	906.6	(30.5)
Gross profit	441.2	475.2	(34.0)
Operating expenses:
Research and development	156.1	172.8	(16.7)
Selling and marketing	65.3	74.7	(9.4)
General and administrative	62.2	67.8	(5.6)
Litigation settlement	—	169.5	(169.5)
Amortization of acquisition-related intangible assets	29.6	29.9	(0.3)
Restructuring, asset impairments and other charges, net	9.0	4.4	4.6
Total operating expenses	322.2	519.1	(196.9)
Operating income (loss)	119.0	(43.9)	162.9
Other income (expense), net:
Interest expense	(42.2)	(40.7)	(1.5)
Interest income	0.9	2.3	(1.4)
Loss on debt refinancing and prepayment	—	(5.8)	5.8
Other expense	0.4	3.5	(3.1)
Other income (expense), net	(40.9)	(40.7)	(0.2)
Income (loss) before income taxes	78.1	(84.6)	162.7
Income tax benefit	83.1	24.6	58.5
Net income (loss)	161.2	(60.0)	221.2
Less: Net income attributable to non-controlling interest	(0.6)	(0.7)	0.1
Net income (loss) attributable to ON Semiconductor Corporation	$160.6	$(60.7)	$221.3

Revenue

Revenue was $1,317.3 million and $1,381.8 million for the quarters ended October 2, 2020 and September 27, 2019, respectively, representing a decrease of $64.5 million, or approximately 5%. We had one customer, a distributor, whose revenue accounted for approximately 11% of the total revenue for the quarter ended October 2, 2020.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended October 2, 2020	As a % of Total Revenue (1)	Quarter Ended September 27, 2019	As a % of Total Revenue (1)
PSG	$647.4	49.1%	$687.9	49.8%
ASG	494.6	37.5%	508.9	36.8%
ISG	175.3	13.3%	185.0	13.4%
Total revenue	$1,317.3		$1,381.8

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $40.5 million, or approximately 6%, for the quarter ended October 2, 2020 compared to the quarter ended September 27, 2019. The revenue from our Advanced Power Division and Protection and Signal Division decreased by $34.7 million and $9.3 million, respectively, primarily due to a general decline in demand as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in revenue of $8.2 million in our Integrated Circuits Division.

Revenue from ASG decreased by $14.3 million, or approximately 3%, for the quarter ended October 2, 2020 compared to the quarter ended September 27, 2019. The revenue from our Wireless Connectivity Solutions Division, Mobile, Computing and Cloud Division and Automotive Division, decreased by $15.4 million, $7.6 million and $6.1 million, respectively, primarily due to a general decline in demand as a result of the COVID-19 pandemic. These decreases were partially offset by an increase in revenue of $15.0 million in our Industrial and Offline Power Division.

Revenue from ISG decreased by $9.7 million, or approximately 5%, for the quarter ended October 2, 2020 compared to the quarter ended September 27, 2019. The revenue from our former Consumer Solutions Division and former Automotive Solutions Division decreased by $11.7 million and $7.5 million, respectively, primarily due to decreased demand for those products. These decreases were partially offset by an increase in revenue of $9.5 million in the former Industrial Solutions Division. Effective September 29, 2020, the divisions in ISG were consolidated into two divisions: the Automotive Sensing Division and the Industrial and Consumer Solutions Division.

Revenue by geographic locations, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended October 2, 2020	As a % of Total Revenue (1)	Quarter Ended September 27, 2019	As a % of Total Revenue (1)
Singapore	$441.9	33.5%	$446.8	32.3%
Hong Kong	334.5	25.4%	356.9	25.8%
United Kingdom	206.8	15.7%	223.0	16.1%
United States	187.6	14.2%	193.3	14.0%
Other	146.5	11.1%	161.8	11.7%
Total	$1,317.3		$1,381.8

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended October 2, 2020	As a % of Segment Revenue (1)	Quarter Ended September 27, 2019	As a % of Segment Revenue (1)

PSG	$202.0	31.2%	$226.7	33.0%
ASG	195.0	39.4%	207.7	40.8%
ISG	55.9	31.9%	67.6	36.5%
Gross profit for all segments	$452.9		$502.0
Unallocated manufacturing costs	(11.7)	(0.9)%	(26.8)	(1.9)%
Total gross profit	$441.2	33.5%	$475.2	34.4%

(1)     Certain amounts may not total due to rounding of individual amounts.

Our gross profit decreased by $34.0 million, or approximately 7%, from $475.2 million for the quarter ended September 27, 2019 to $441.2 million for the quarter ended October 2, 2020. Gross profit as a percentage of revenue remained consistent at approximately 34% for each of the quarters ended October 2, 2020 and September 27, 2019.

The decrease in gross profit was primarily attributable to the decline in sales volume. We incurred additional expenses such as freight, transportation and cleaning costs to operate our facilities in compliance with local government regulations that continued to adversely impact our gross margin.

Operating Expenses

The general cost-saving measures and restructuring actions initiated in response to the COVID-19 pandemic had a meaningful impact on the operating expenses for the quarter ended October 2, 2020 compared to the quarter ended September 27, 2019.

Research and development expenses were $156.1 million for the quarter ended October 2, 2020, as compared to $172.8 million for the quarter ended September 27, 2019, representing a decrease of $16.7 million, or approximately 10%. The decrease was primarily in payroll expenses as a result of the VSP and ISP restructuring programs and in other areas due to the general cost-saving measures.

Selling and marketing expenses were $65.3 million for the quarter ended October 2, 2020, as compared to $74.7 million for the quarter ended September 27, 2019, representing a decrease of $9.4 million, or approximately 13%. The decrease was primarily in payroll expenses as a result of the VSP and ISP restructuring programs and travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic.

General and administrative expenses were $62.2 million for the quarter ended October 2, 2020, as compared to $67.8 million for the quarter ended September 27, 2019, representing a decrease of $5.6 million, or approximately 8%. This decrease was due to the general cost-saving measures.

Other Operating Expenses

Litigation Settlement

There were no expenses under this caption for the quarter ended October 2, 2020, as compared to $169.5 million for the quarter ended September 27, 2019, which related to the litigation settlement reached between us and Power Integrations, Inc. pursuant to which all outstanding legal and administrative disputes were withdrawn by both the parties.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $29.6 million for the quarter ended October 2, 2020, as compared to $29.9 million for the quarter ended September 27, 2019, representing a decrease of $0.3 million, or approximately 1%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $9.0 million for the quarter ended October 2, 2020, as compared to $4.4 million for the quarter ended September 27, 2019, representing costs related to the restructuring programs in effect during the period. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense increased by $1.5 million to $42.2 million during the quarter ended October 2, 2020, as compared to $40.7 million during the quarter ended September 27, 2019. The increase was due to an increase in the outstanding balances of long-term debt as a result of the borrowings under the Revolving Credit Facility and our issuance of the 3.875% Notes. Our average gross long-term debt balance (including current maturities) for the quarter ended October 2, 2020 was $4,601.0 million at a weighted-average interest rate of 3.7%, as compared to $3,785.1 million at a weighted-average interest rate of 4.3% for the quarter ended September 27, 2019.

Loss on debt refinancing and prepayment

There were no expenses under this caption for the quarter ended October 2, 2020, as compared to $5.8 million for the quarter ended September 27, 2019. The loss during the quarter ended September 27, 2019 related to the accounting impact of the seventh amendment to the Amended Credit Agreement.

Other Income (Expense)

Other income (expense) decreased by $3.1 million to income of $0.4 million for the quarter ended October 2, 2020, compared to income of $3.5 million for the quarter ended September 27, 2019.

Income Taxes Provision and Benefit

We recorded an income tax benefit of $83.1 million and a benefit of $24.6 million during the quarters ended October 2, 2020 and September 27, 2019, respectively.

The income tax benefit for the quarter ended October 2, 2020 consisted of discrete benefits of $60.4 million primarily due to the recognition of certain deferred tax assets, net of deferred tax liabilities, related to the domestication of certain foreign subsidiaries and a benefit of $49.9 million related to the release of valuation allowances against certain state deferred tax assets. These benefits were partially offset by a provision of $23.0 million for income and withholding taxes of certain of our foreign and domestic operations, a $3.1 million discrete provision relating to prior year uncertain tax positions and $1.1 million of other discrete items.

The income tax benefit for the quarter ended September 27, 2019 consisted of a net benefit of $17.2 million for income and withholding taxes of certain of our foreign and domestic operations, and $5.8 million benefit relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years, $2.2 million benefit relating to other prior year adjustments, partially offset by $0.4 million of additional interest and penalties for uncertain tax positions and $0.2 million relating to net equity award tax shortfalls.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended October 2, 2020 compared to the Nine Months Ended September 27, 2019

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	October 2, 2020	September 27, 2019	Dollar Change
Revenue	$3,808.7	$4,116.1	$(307.4)
Cost of revenue (exclusive of amortization shown below)	2,590.5	2,628.2	(37.7)
Gross profit	1,218.2	1,487.9	(269.7)
Operating expenses:
Research and development	483.2	471.6	11.6
Selling and marketing	207.7	225.4	(17.7)
General and administrative	196.3	214.8	(18.5)
Litigation settlement	—	169.5	$(169.5)
Amortization of acquisition-related intangible assets	91.0	83.1	7.9
Restructuring, asset impairments and other charges, net	58.0	28.1	29.9
Intangible asset impairment	1.3	1.6	(0.3)
Total operating expenses	1,037.5	1,194.1	(156.6)
Operating income	180.7	293.8	(113.1)
Other income (expense), net:
Interest expense	(126.6)	(106.1)	(20.5)
Interest income	4.3	7.8	(3.5)
Loss on debt refinancing and prepayment	—	(6.2)	6.2
Other income (expense)	(2.3)	4.6	(6.9)
Other income (expense), net	(124.6)	(99.9)	(24.7)
Income before income taxes	56.1	193.9	(137.8)
Income tax benefit (provision)	90.5	(36.9)	127.4
Net income	146.6	157.0	(10.4)
Less: Net income attributable to non-controlling interest	(1.4)	(1.8)	0.4
Net income attributable to ON Semiconductor Corporation	$145.2	$155.2	$(10.0)

Revenue

Revenue was $3,808.7 million and $4,116.1 million for the nine months ended October 2, 2020 and September 27, 2019, respectively, representing a decrease of $307.4 million, or 7.5%. We had one customer, a distributor, whose revenue accounted for approximately 10% of the total revenue for the nine months ended October 2, 2020.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended October 2, 2020	As a % of Total Revenue (1)	Nine Months Ended September 27, 2019	As a % of Total Revenue (1)
PSG	$1,889.7	49.6%	$2,093.0	50.8%
ASG	1,388.4	36.5%	1,465.0	35.6%
ISG	530.6	13.9%	558.1	13.6%
Total revenue	$3,808.7		$4,116.1

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $203.3 million, or approximately 10%, for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. The revenue from our Advanced Power Division and Protection and Signal Division decreased by $125.2 million and $50.0 million, respectively. The decreases were due to a combination of a general decline in demand for these products due to economic conditions caused by the COVID-19 pandemic, specifically with the shutdowns experienced by the automotive component manufacturers and was exacerbated by internal delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia operating at significantly reduced capacity levels during portions of the first half of 2020 as a result of the COVID-19 pandemic.

Revenue from ASG decreased by $76.6 million, or approximately 5%, for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. The revenue from our Automotive Division, Mobile, Computing and Cloud Division and our Industrial and Offline Power Division decreased by $53.5 million, $49.9 million and $10.2 million, respectively. These decreases were partially offset by an increase in revenue of $38.0 million in our Wireless Connectivity Solutions Division, which included the acquired Quantenna business. The decreases in demand for the products in these divisions was primarily due to the economic conditions as a result of the COVID-19 pandemic, and specifically the automotive industry during the first half of the year. This was exacerbated by delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia operating at a significantly reduced capacity levels during portions of the first half of 2020 as a result of the COVID-19 pandemic.

Revenue from ISG decreased by $27.5 million, or approximately 5%, for the nine months ended October 2, 2020 compared to the nine months ended September 27, 2019. The revenue from our former Automotive Solutions Division and former Consumer Solutions Division decreased by $24.6 million and $21.3 million, respectively. These decreases in revenue were due to decreased demand and delays in fulfilling certain customer orders due to supply chain constraints during the first half of 2020. The decreases were partially offset by an increase in revenue of $18.4 million in the former Industrial Solutions Division.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Nine Months Ended October 2, 2020	As a % of Total Revenue (1)	Nine Months Ended September 27, 2019	As a % of Total Revenue (1)
Singapore	$1,289.6	33.9%	$1,251.9	30.4%
Hong Kong	974.0	25.6%	1,043.3	25.3%
United Kingdom	574.7	15.1%	699.3	17.0%
United States	523.9	13.8%	630.4	15.3%
Other	446.5	11.7%	491.2	11.9%
Total	$3,808.7		$4,116.1

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended October 2, 2020	As a % of Segment Revenue (1)	Nine Months Ended September 27, 2019	As a % of Segment Revenue (1)

PSG	$564.8	29.9%	$731.4	34.9%
ASG	525.9	37.9%	592.5	40.4%
ISG	169.0	31.9%	208.4	37.3%
Gross profit	$1,259.7		$1,532.3
Unallocated manufacturing costs	(41.5)	(1.1)%	(44.4)	(1.1)%
Consolidated gross profit	$1,218.2	32.0%	$1,487.9	36.1%

(1)     Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $1,218.2 million for the nine months ended October 2, 2020 compared to $1,487.9 million for the nine months ended September 27, 2019. Gross profit decreased by $269.7 million, or approximately 18%. Gross profit as a percentage of revenue decreased to approximately 32% for the nine months ended October 2, 2020 from approximately 36% for the nine months ended September 27, 2019.

The decrease in gross profit and gross margin were attributable to multiple factors, including a significant decline in sales volume, a decline in average selling prices and under absorbed fixed overhead in some of our manufacturing locations due to abnormally low utilization during portions of the first half of 2020. Certain of our factories in China, Malaysia and the Philippines had to temporarily shut down or operate at a significantly reduced capacity due to the COVID-19 pandemic and we recorded approximately $33 million of fixed overhead charges directly to cost of revenues, representing under absorbed inventory costs during the first two quarters of 2020. While the improved business conditions during the third quarter positively impacted our gross margins, we incurred additional expenses such as freight, transportation and cleaning costs to operate our facilities in compliance with local government regulations which had an adverse impact on our gross margin.

Operating Expenses

The general cost-saving measures and restructuring actions initiated in response to the COVID-19 pandemic had a meaningful impact on selling and marketing expenses and general and administrative expenses for the nine months ended October 2, 2020, compared to the nine months ended September 27, 2019.

Research and development expenses were $483.2 million for the nine months ended October 2, 2020, as compared to $471.6 million for the nine months ended September 27, 2019, representing an increase of $11.6 million, or approximately 2%. This increase was primarily due to the payroll expenses for Quantenna employees for the entire nine months ended October 2, 2020, and was partially offset by a decrease in the cost of external consultants and travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic.

Selling and marketing expenses were $207.7 million for the nine months ended October 2, 2020, as compared to $225.4 million for the nine months ended September 27, 2019, representing a decrease of $17.7 million, or approximately 8%. The decrease was primarily in payroll expenses as a result of the VSP and ISP restructuring programs and travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic.

General and administrative expenses were $196.3 million for the nine months ended October 2, 2020, as compared to $214.8 million in the nine months ended September 27, 2019, representing a decrease of $18.5 million, or approximately 9%. This decrease was primarily attributable to a decrease in stock compensation expense and in certain other categories due to the cost-saving measures.

Other Operating Expenses

Litigation Settlement

There were no expenses under this caption for the nine months ended October 2, 2020, as compared to $169.5 million for the nine months ended September 27, 2019 which related to the litigation settlement reached between us and Power Integrations, Inc. pursuant to which all outstanding legal and administrative disputes were withdrawn by both the parties.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $91.0 million and $83.1 million for the nine months ended October 2, 2020 and September 27, 2019, respectively, representing a period-over-period increase of $7.9 million, or approximately 10%. The increase was primarily due to the amortization of our intangible assets acquired from Quantenna.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $58.0 million for the nine months ended October 2, 2020, as compared to $28.1 million for the nine months ended September 27, 2019, representing an increase of $29.9 million. The increase was primarily due to the restructuring costs relating to the VSP and ISP. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Intangible Asset Impairment

Intangible asset impairment was $1.3 million for the nine months ended October 2, 2020, as compared to $1.6 million for the nine months ended September 27, 2019.

Interest Expense

Interest expense increased by $20.5 million to $126.6 million during the nine months ended October 2, 2020, as compared to $106.1 million during the nine months ended September 27, 2019. The increase was due to additional debt incurred. Our average gross long-term debt balance (including current maturities) for the nine months ended October 2, 2020 was $4,049.0 million at a weighted-average interest rate of 4.2%, as compared to 3,351.7 at a weighted-average interest rate of 4.2% for the nine months ended September 27, 2019.

Loss on Debt Refinancing and Prepayment

There were no expenses under this caption for the nine months ended October 2, 2020, as compared to $6.2 million for the nine months ended September 27, 2019. The loss during the nine months ended September 27, 2019 was primarily related to the accounting impact of the seventh amendment to the Amended Credit Agreement.

Other Income (Expense)

Other income (expense) decreased by $6.9 million to expense of $2.3 million for the nine months ended October 2, 2020, compared to income of $4.6 million for the nine months ended September 27, 2019. The nine months ended September 27, 2019 included an indemnification gain of $7.8 million primarily attributable to the resolution of a foreign tax dispute and other IP related claims.

Income Tax Provision and Benefit

We recorded an income tax benefit of $90.5 million and a provision of $36.9 million during the nine months ended October 2, 2020 and September 27, 2019, respectively.

The income tax benefit for the nine months ended October 2, 2020 consisted of a benefit of $60.4 million primarily due to the recognition of certain deferred tax assets, net of deferred tax liabilities, related to the domestication of certain foreign subsidiaries and a benefit of $49.9 million related to the release of valuation allowances against certain state deferred tax assets. These benefits were partially offset by a provision of $15.5 million for income and withholding taxes of certain of our foreign and domestic operations, a $3.3 million discrete provision relating to prior year uncertain tax positions and $1.0 million of other discrete items.

The income tax provision for the nine months ended September 27, 2019 consisted of $44.5 million for income and withholding taxes of certain of our foreign and domestic operations, $6.0 million relating to the resolution of a foreign tax dispute and $2.6 million of new reserves and interest on existing reserves for uncertain tax positions in foreign jurisdictions. These amounts were offset by discrete benefits of $9.2 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions related to prior years and $5.2 million relating to equity award excess tax benefits and $1.8 million of prior period adjustments.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, off-balance sheet arrangements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.
Contractual Obligations
As of October 2, 2020, there were no material changes to our contractual obligations outside the ordinary course of business. Pursuant to the APA Amendment, on October 5, 2020, we made an additional deposit of $100.0 million towards the pending acquisition of a manufacturing facility, which will reduce our financial commitments for the year 2022 that are disclosed in the contractual obligations table, including the notes thereto, contained in the 2019 Form 10-K by the same amount. For additional information, see Note 4: ''Acquisitions'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of October 2, 2020, the Company's Revolving Credit Facility included $15.0 million of commitment for the issuance of letters of credit subject to the available balance of the Revolving Credit Facility, which, as of the filing date of this Form 10-Q was approximately $1,200 million. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of October 2, 2020, which reduced the Company's borrowing capacity. As of October 2, 2020, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $8.9 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries' term loan financing and surety bond, which totaled $1.1 million as of October 2, 2020. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

The agreement and plan of merger relating to the acquisition of Fairchild Semiconductor International Inc. (the "Fairchild Agreement") provides for indemnification and insurance rights in favor of Fairchild’s then current and former directors, officers and employees. Specifically, we have agreed that, for no fewer than six years following the Fairchild acquisition, we will: (a) indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s servings as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition; (b) maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition and; (c) subject to certain qualifications, provide to Fairchild’s then current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

Similarly, the agreement and plan of merger relating to the acquisition of Quantenna (the "Quantenna Agreement") provides for indemnification and insurance rights in favor of Quantenna’s then current and former directors, officers, employees and agents. Specifically, the Company has agreed that, for no fewer than six years following the Quantenna acquisition, the Company will: (a) indemnify and hold harmless each such indemnified party to the fullest extent permitted by Delaware law in the event of any threatened or actual claim suit, action, proceeding or investigation against the indemnified party based in whole or in part on, or pertaining to, such person’s serving as a director, officer, employee or agent of Quantenna or its subsidiaries or predecessors prior to the effective time of the acquisition or in connection with the Quantenna Agreement; (b) maintain in effect provisions of the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries regarding the elimination of liability of directors and indemnification of officers, directors and employees that are no less advantageous to the intended beneficiaries than the corresponding provisions in the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries in existence on the date of the Quantenna Agreement; and (c) obtain and fully pay the premium for a non-cancelable extension of directors’ and officers’ liability coverage of Quantenna’s directors’ and officers’ policies and Quantenna’s fiduciary liability insurance policies in effect as of the date of the Quantenna Agreement.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,654.0 million as of October 2, 2020. On August 21, 2020, we completed the private offering of $700.0 million aggregate principal amount of the 3.875% Notes. The 3.875% Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. The 3.875% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of our subsidiaries that is a borrower or guarantor under the Amended Credit Agreement. In the future, the 3.875% Notes will be fully and unconditionally guaranteed by each of the Company’s subsidiaries that becomes a borrower or guarantees any indebtedness under the Amended Credit Agreement.

The 3.875% Notes and the guarantees thereof are our and the guarantors’ general unsecured obligations, respectively, and (i) rank equally in right of payment with all of our and the guarantors’ existing and future senior indebtedness (including the 1.00% Notes and 1.625% Notes); (ii) rank senior to any subordinated indebtedness that we or the guarantors may incur; (iii) be effectively subordinated to all of our or the guarantors’ existing and future secured indebtedness (including indebtedness under the Amended Credit Agreement), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) be structurally subordinated in right of payment to all existing and future obligations of our subsidiaries that are not guarantors of the 3.875% Notes.

The 3.875% Notes bear interest at a rate of 3.875% per year, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and will mature on September 1, 2028, unless earlier redeemed or repurchased by us. The original issue discount and debt issuance costs incurred by us in connection with the offering of the 3.875% Notes amounted to $9.4 million, which has been capitalized and will be amortized to interest expense through the maturity date of September 1, 2028.

On March 24, 2020, we borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and provide financial flexibility in light of the uncertainty from the impact of the COVID-19 pandemic. Due to improving macroeconomic and business conditions, on August 21, 2020, we used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200 million of borrowings under the Revolving Credit Facility. We believe that our existing cash and cash equivalents, coupled with our cash flows from operations will be adequate to fund our operations, repay maturing debt and capital needs, as well as to enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted. Total cash and cash equivalents as of October 2, 2020 include approximately $1.0 billion available within the United States. We also have the ability to obtain additional cash in the United States to cover our domestic needs through distributions from our foreign subsidiaries, new bank loans or debt obligations.

We require cash to fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments, for debt service including principal and interest, for research and development, to make capital expenditures, and to repurchase our common stock. As of the filing date of this Form 10-Q, we have approximately $1,200 million available for future borrowings under the Revolving Credit Facility.

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

We believe that the key factors that could affect our internal and external sources of cash include:

•Geopolitical and macroeconomic factors caused by the COVID-19 pandemic which has had, and is expected to continue to have, negative impacts on the economies of the majority of countries and industries. While there has been a nominal recovery during the third quarter, the ultimate effect of this pandemic and the responses of various governmental entities and industries thereto, the duration and severity and the possibility of the re-emergence of the pandemic in future months and the anticipated recovery period is uncertain.
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

The 1.00% Notes will mature on December 1, 2020, and the holders can submit them for conversion on or after September 1, 2020. We intend to settle any 1.00% Notes validly tendered for conversion using available cash and cash equivalents from the balance sheet for the principal amount of the 1.00% Notes tendered for conversion, and using net shares of the our common stock for the excess over the principal amount. An insignificant amount of 1.00% Notes have been tendered by the holders for conversion, all of which mature on December 1, 2020. Our ability to service our long-term debt, including the 3.875% Notes, 1.625% Notes, Revolving Credit Facility and Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, timing of the full economic recovery from the COVID-19 pandemic, as well as to financial, competitive, legislative, regulatory and other conditions, some or all of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer term objectives. There can be no assurance that such equity or borrowings will be available when we access the capital markets or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment and capacity expansion. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the nine months ended October 2, 2020, we paid $267.2 million for capital expenditures, while during the nine months ended September 27, 2019, we paid $422.2 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2020 and 2021 and thereafter is approximately $22.5 million and $32.7 million, respectively. We revised our forecast to reflect the current developments due to the COVID-19 pandemic, and currently expect to incur capital expenditures of approximately 7% to 8% of the revenue for 2020. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $483.9 million and $603.0 million for the nine months ended October 2, 2020 and September 27, 2019, respectively. The decrease of $119.1 million was primarily attributable to a significant reduction in income before income taxes due to decreased demand for our products during the first half of 2020 due to the COVID-19 pandemic, offset by effective working capital management and the non-payment of variable compensation during 2020 compared to 2019. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Our management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,057.1 million at October 2, 2020 and has fluctuated between $1,057.1 million and $767.4 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,009.5 million at October 2, 2020 and has fluctuated between $2,379.8 million and $1,071.4 million at the end of each of our last eight fiscal quarters. During the nine months ended October 2, 2020, our working capital was most significantly impacted by borrowings and repayment of the Revolving Credit Facility and reduced capital expenditures. Although investments made to fund working capital will reduce our cash balances, these investments are necessary to support business and operating initiatives.

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

Debt Guarantees and Related Covenants

As of October 2, 2020, we were in compliance with the indentures governing the 3.875% Notes, 1.00% Notes and 1.625% Notes and with covenants in the Amended Credit Agreement, including those relating to our Term Loan “B” Facility and Revolving Credit Facility, and covenants in our other debt agreements. The 3.875% Notes, 1.00% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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
As of October 2, 2020, our long-term debt (including current maturities) totaled $4,348.8 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $4,215.0 million as of October 2, 2020. We do have interest rate exposure with respect to the $133.8 million balance of our variable interest rate debt outstanding as of October 2, 2020. A 50 basis point increase in interest rates, including the impact of interest rate swaps, would impact our expected annual interest expense for the next 12 months by approximately $3.5 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. For 2020, our interest rate swap contracts hedge substantially all of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt under the Term Loan "B" Facility and Revolving Credit Facility.
While we have observed stabilization in the capital markets impacted by the COVID-19 pandemic, there can be no assurance that equity or borrowings will be available when we access the capital markets again or, if available, will be at rates or prices acceptable to us.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at October 2, 2020 and December 31, 2019 was $213.7 million and $183.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Japanese Yen, Euros, Korean Won, Malaysian Ringgit, Philippine Peso, Singapore Dollars, Swiss Francs, Chinese Renminbi and Czech Koruna. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $87.4 million as of October 2, 2020, assuming no offsetting hedge positions or correlated activities.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 2, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 2, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

In June 2020, the EPA completed a Resource Conservation and Recovery Act (“RCRA”) Compliance Evaluation Inspection (the “Inspection”) of our South Portland, Maine wafer manufacturing facility. As a result of the Inspection, the EPA identified and issued citations with respect to four violations of the RCRA, including failure to mark, monitor, and keep adequate records with respect to certain of our underground storage tanks. Although we have fully remediated all of the violations identified during the Inspection, as of October 2, 2020, we were still engaged in negotiations with the EPA regarding the amount of the financial penalty and the EPA had not instituted any formal proceedings related to the Inspection. Based on discussions to date, the Company anticipates paying a financial penalty in an amount ranging from $0.10 million to $0.15 million. See Note 10: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2019 Form 10-K for information on certain environmental matters.

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

On June 7, 2020, our Board of Directors authorized and declared a dividend of one Right for each outstanding share of common stock. If a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of our then outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than the acquiring person or group of affiliated or associated persons) to purchase additional shares of our common stock at a substantial discount to the public market price. In addition, under certain circumstances, we may exchange the Rights (other than Rights beneficially owned by the acquiring person or group of affiliated or associated persons), in whole or in part, for shares of our common stock on a one-for-one basis. The stockholders’ rights plan could make it more difficult for a third party to acquire us or a large block of our common stock without the approval of our Board of Directors, which may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects personally identifiable information (“PII”) and other data as part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance beginning in May 2018. In addition, among other applicable laws, California adopted significant new consumer privacy laws in June 2018 that became effective on January 1, 2020 and Thailand adopted the Personal Data Protection Act B.E. 2562 in May 2019. In addition, from time to time, our global operations may require importing, exporting or transferring data across international borders in compliance with both U.S. customs and export control regulations, including the Export Administration Regulations and the International Traffic in Arms Regulations. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to the Company or company officials, including substantial monetary fines, and could damage our reputation, inhibit sales and adversely affect our business.

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

Our U.S. and international manufacturing facilities and distribution centers, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, health and safety epidemics, including the COVID-19 pandemic, and similar events. The occurrence of these or other events in any of the regions in which we operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. For example, as a result of the outbreak of the COVID-19 pandemic during 2020, we and/or certain of our third party vendors have experienced, and may continue to experience, decreased production in some of our facilities, which have led, and may continue to lead, to interruptions in our supply chain, delays in delivery of or inability to deliver products on expected timeframes or at all, and/or loss of customers. Disruptions caused by the COVID-19 pandemic have adversely affected, and may continue to adversely affect, our revenue, earnings and cash flow, both from decreased revenue and from increased costs associated with the COVID-19 pandemic. In addition, these events have caused, and could continue to cause, consumer confidence and spending to decrease and increased volatility to the U.S. and worldwide economies. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from the COVID-19 pandemic, other health pandemics, natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

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

In recent years, worldwide semiconductor industry sales have tracked the impact of the financial crisis, subsequent recovery and persistent economic uncertainty. We believe that the state of global economic conditions are particularly volatile and uncertain, not only in light of the COVID-19 pandemic and the potential global recession resulting therefrom, but also due to recent and expected shifts in political, legislative and regulatory conditions concerning, among other matters, international trade and taxation, and that an uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand as well as customers deferring purchases. In addition, the upcoming U.S. presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally. Volatile or uncertain economic conditions, as well as continuing political unrest in markets in which we conduct significant business, including Hong Kong, can adversely impact sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities.

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

As of December 31, 2019, we had $3,749.2 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. For example, on March 24, 2020, as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $1,165.0 million under the Revolving Credit Facility. On August 21, 2020, we used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200 million of borrowings under the Revolving Credit Facility. As of the filing date of this Form 10-Q, we have approximately $1,200 million available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including:

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

Changes in, and the regulatory implementation of, government trade policies could limit our ability to sell our products to certain customers or comply with applicable laws and regulations, which may materially adversely affect our sales and results of operations.

Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, the Foreign Corrupt Practices Act and the anti-boycott provisions of the U.S. Export Administration Act. Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties, including fines, administrative, civil or criminal penalties or other liabilities, seizure of products, or, in the extreme case, denial of export privileges or suspension or debarment from government contracts, which could have a material adverse effect on our sales, business and results of operations. Like many global manufacturers, we continue to address the short-term and potential long-term impact of the United States tariffs imposed on Chinese goods and corresponding Chinese tariffs.

Additionally, U.S. or China governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could materially interfere with our ability to make sales to certain of our customers. We could experience unanticipated export bans or other restrictions on our ability to sell to certain customers where sales of products and the provision of services may require export licenses or are prohibited by government action. Export restrictions may also include technical discussions with customers that can impede our ability to pursue design-wins with customers and may impact future sales. In May 2019, the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and certain of its non-U.S. affiliates and subsidiaries (collectively, “Huawei”) and certain of our other customers to the U.S. Department of Commerce’s Bureau of Industry and Security (the “BIS”) Entity List (the “Entity List”), imposing restrictions on the export and transfer of goods and technologies to such entities. Additionally, in August 2020, the BIS issued final rules that, among other things, further mandated license permissions to ship our products to Huawei and added additional non-U.S. Huawei affiliates to the Entity List. In response to these actions, the People's Republic of China (the "PRC") has initiated reciprocal actions against the United States as a result of which additional export or other restrictions are anticipated. The terms and duration of any such restrictions may not be known to us in advance and may be subject to ongoing modifications, including modifications that impose more stringent restrictions or conditions on our ability to sell our products and services to certain foreign customers. Even to the extent such restrictions are subsequently modified, lifted or temporarily suspended, any financial or other penalties imposed on affected foreign customers could have a negative impact on future orders. These foreign customers may also respond to sanctions or the threat of sanctions by employing their own solutions to address the impacts of restrictions. The loss or temporary loss of customers as a result of such future regulatory limitations could materially adversely affect our sales, business and results of operations.

Changes in tariffs or other government trade policies may materially adversely affect our business and results of operations, including by reducing demand for our products.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in 2018 and 2019, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from the PRC in response to what it characterizes as unfair trade practices, and the PRC has responded by imposing and proposing new or higher tariffs on specified products, including some semiconductors fabricated in the United States and certain transistors, diodes, ICs and other products that we import into the PRC as part of our supply chain. These tariffs, and the related geopolitical uncertainty between the United States and the PRC, may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. For example, certain of our foreign customers may respond to the imposition of tariffs or threat of tariffs on products we produce by delaying purchase orders, purchasing products from our competitors or developing their own products. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we import from the PRC or other nations that have imposed, or may in the future impose, tariffs will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or the PRC that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans,” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Among these factors are our revenue and operating performance; economic conditions and markets (including current financial conditions); risks related to changes in tariffs or other government trade policies, including between the U.S. and China; risks related to our ability to meet our assumptions regarding outlook for revenue and gross margin as a percentage of revenue; effects of exchange rate fluctuations; the cyclical nature of the semiconductor industry; changes in demand for our products; changes in inventories at our customers and distributors; risks associated with restructuring actions and workforce reductions; technological and product development risks; risks that our products may be accused of infringing the IP rights of others; enforcement and protection of our IP rights and related risks; risks related to the security of our information systems and secured network; availability of raw materials, electricity, gas, water and other supply chain uncertainties; our ability to effectively shift production to other facilities when required in order to maintain supply continuity for our customers; variable demand and the aggressive pricing environment for semiconductor products; our ability to successfully manufacture in increasing volumes on a cost-effective basis and with acceptable quality for our current products; risks associated with our acquisitions and dispositions generally, including our ability to realize the anticipated benefits of our acquisitions and dispositions, including our acquisition of Quantenna; risks that acquisitions or dispositions may disrupt our current plans and operations, risks of unexpected costs, charges or expenses resulting from acquisitions or dispositions and difficulties arising from integrating and consolidating acquired businesses, our timely filing of financial information with the SEC for acquired businesses and our ability to accurately predict the future financial performance of acquired businesses; competitor actions, including the adverse impact of competitor product announcements; pricing and gross profit pressures; risks associated with the addition of Huawei Technologies Co., Ltd. and its non-U.S. affiliates and subsidiaries, and other customers, to the U.S. Department of Commerce, Bureau of Industry Security Entity List; loss of key customers; order cancellations or reduced bookings; changes in manufacturing yields; control of costs and expenses and realization of cost savings and synergies from restructurings; the costs to defend against or pursue litigation and the potential significant costs associated with adverse litigation outcomes; risks associated with decisions to expend cash reserves for various uses in accordance with our capital allocation policy such as debt prepayment, stock repurchases or acquisitions rather than to retain such cash for future needs; risks associated with our substantial leverage and restrictive covenants in our debt agreements that may be in place from time to time; risks associated with our worldwide operations, including changes in trade policies, foreign employment and labor matters associated with unions and collective bargaining arrangements, continuing political unrest in markets in which we do significant business, including Hong Kong, as well as man-made and/or natural disasters and public health and safety outbreaks affecting our operations or financial results, including as a result of the outbreak of COVID-19; the threat or occurrence of international armed conflict and terrorist activities both in the United States and internationally; risks of changes in U.S. or international tax rates or legislation; risks and costs associated with increased and new regulation of corporate governance and disclosure standards; risks related to new legal requirements; risks related to the effect of uncertainties related to the outcome of the U.S. presidential election on U.S. and global economies; risks related to the potential impact of climate change and regulations related thereto on our operations; and risks and expenses involving environmental or other governmental regulation. Additional factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in the 2019 Form 10-K, in this Form 10-Q, and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2019 Form 10-K, Part II, and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended October 2, 2020:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 4, 2020 - July 31, 2020	—	—	—	1,295.8
August 1, 2020 - August 28, 2020	13,519	21.09	—	1,295.8
August 29, 2020 - October 2, 2020	10,916	22.27	—	1,295.8
Total	24,435	21.62	—

(1)    These time periods represent our fiscal month start and end dates for the third quarter of 2020.
(2)    The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the Share Repurchase Program.
(3)    The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

During the quarter ended October 2, 2020, we did not repurchase shares of our common stock under the Share Repurchase Program.

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. We may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, the availability of capital and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the discretion of our board of directors. As of October 2, 2020, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

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

4.1
Indenture, dated as of August 21, 2020, by and among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020)

4.2	Form of Global 3.875% Senior Note due 2028 (included in Exhibit 4.1)

10.1
Amendment No. 1 to Asset Purchase Agreement, dated October 1, 2020, by and among Semiconductor Components Industries, LLC, GLOBALFOUNDRIES U.S. Inc., and GLOBALFOUNDRIES Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2020)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	November 2, 2020	By:	/s/ BERNARD GUTMANN
Bernard Gutmann
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)