Form 10-K
period 2020-12-31
ON SEMICONDUCTOR CORP
filed 2021-02-16
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,783,044,394 as of July 3, 2020, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at February 10, 2021 was 411,881,071.
Documents Incorporated by Reference
Portions of the registrant's Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
AC	Alternating current
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
AFCI	Arc fault circuit interrupter
AI	Artificial intelligence
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan "B" Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
AP/Gateway	Access point/gateway
Aptina	Aptina, Inc.
AR/VR	Augmented reality/virtual reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
BCD	Bipolar-CMOS-DMOS
CMOS	Complementary metal oxide semiconductor
CSP	Chip scale package
DC	Direct current
DFN	Dual-flat no-leads
DMOS	Double diffused metal oxide semiconductor
DSP	Digital signal processing
ECL	Emitter coupled logic
EDI	Electronic data interface
EEPROM	Electrically erasable programmable read-only memory
EPA	Environmental Protection Agency
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International Inc., a wholly-owned subsidiary of ON Semiconductor Corporation
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Freescale	Freescale Semiconductor, Inc.
GaN	Gallium nitride

GFCI	Ground fault circuit interrupter
HV	High voltage
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IoT	Internet-of-things
IP	Intellectual property
IPRD	In-process research and development
LDOs	Low drop out regulator controllers
LED	Light-emitting diode
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LiDAR	Light detection and ranging
LSI	Large scale integration
MCU	Microcontroller unit
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
ODM	Original device manufacturers
OEM	Original equipment manufacturers
PC	Personal computer
PRP	Potentially responsible party
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RF	Radio frequency
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SensL	SensL Technologies Ltd.
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SoC	System on chip
SPAD	Single photon avalanche diode arrays
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement
UPS	Uninterruptible power supplies
VCORE	Voltage core
WBG	Wide band gap
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices
X4DFN 01005	Dual-flat no-leads 0.445 x 0.24 x 0.18 mm package

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Business Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," "us," "our," or the "Company"), was incorporated under the laws of the state of Delaware in 1992 under the name Motorola Energy Systems, Inc. Immediately prior to our August 4, 1999 recapitalization, we were a wholly-owned subsidiary of Motorola.

ON Semiconductor is driving innovation in energy-efficient electronics. We believe that our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our custom ASICs and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to enable the application and uses of many of our automotive, medical, aerospace/defense, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our portfolio of sensors, including image sensors, radar and LiDAR, provide advanced solutions for automotive, industrial and IoT applications. Our high performance Wi-Fi solution creates a strong platform for addressing connectivity solutions for industrial IoT applications. Our standard semiconductor components serve as "building blocks" within virtually all types of electronic devices.

As of December 31, 2020, we were organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

Recent Business Strategy Developments

Our primary focus is on gross margin expansion, while at the same time, achieving significant revenue growth in our focused end-markets of automotive, industrial and communication infrastructure as well as being opportunistic in other end-markets.

In light of these objectives, we have begun the process of evaluating our current product portfolio. We intend to allocate capital and research and development investments and resources to accelerate growth in high-margin products and end-markets by moving away from non-differentiated products, which have had historically lower gross margins, and in that process, reduce complexity, streamline the organization, and improve operating efficiencies.

Additionally, we believe these actions will allow us to transition to a lighter internal fabrication model where our gross margins will be less volatile and not as heavily influenced by our internal manufacturing volumes. As further discussed below, we are also rationalizing our manufacturing footprint to align with our investment priorities and corporate strategy. Our goal is to reduce volatility in our gross margins and maximize return on our manufacturing investments with the intent to have our product strategy drive our manufacturing footprint and capital investments.

Novel coronavirus disease 2019 ("COVID-19")

In March 2020, the World Health Organization declared COVID-19 to be a pandemic, which continues to spread throughout the U.S. and the world. Our results of operations were adversely impacted during the majority of 2020 due to the reduced demand from our customers, government-mandated temporary shutdowns of certain of our facilities, supply shortages and other logistical constraints arising from the COVID-19 pandemic.

We are unable to accurately predict the full impact that the COVID-19 pandemic will have on us due to a number of uncertainties, including the duration and severity of the outbreak, globally and, in particular, in the markets in which we do business, the impact of the pandemic on our customers' businesses, the imposition of any future government restrictions on staffing and facility operations, supply chain shortages, and other disruptions. Without global containment, it is likely that the pandemic will continue to have a negative impact on our business, results of operations and financial condition for the foreseeable future.

Pending and completed acquisitions

On April 22, 2019, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with GLOBALFOUNDRIES U.S. Inc. ("GFUS") and GLOBALFOUNDRIES Inc. pursuant to which we will acquire GFUS’s East

Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around December 31, 2022 (the "Closing Date"), subject to certain conditions, for an aggregate purchase price of $400.0 million in cash, subject to adjustment as described in the Asset Purchase Agreement (the "Total Consideration"). On April 22, 2019, we paid GFUS $70.0 million of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration.

On October 1, 2020, we entered into an amendment to the Asset Purchase Agreement (the "APA Amendment") pursuant to which we paid GFUS a non-refundable deposit in the amount of $100.0 million in cash on October 5, 2020 (the "Additional Deposit"). The Additional Deposit will be applied toward and reduce the Total Consideration as a non-refundable deposit, and the remaining $230.0 million of the Total Consideration will be paid on or around the Closing Date. Other terms and conditions of the Asset Purchase Agreement remain unchanged.

With the expected completion of the acquisition in East Fishkill, New York on or around December 31, 2022, we initiated structural changes to our manufacturing footprint. During February and August 2020, we announced that we were exploring the sales of our six-inch fabrication facilities in Oudenaarde, Belgium and Niigata, Japan, respectively. We could incur accounting charges in the future in connection with the active marketing and sale of these fabrication facilities and for costs to transition the manufacturing activity to other sites in our manufacturing network.

On June 19, 2019, we completed our acquisition of Quantenna Communications, Inc. ("Quantenna"). Following the acquisition, Quantenna changed its name to ON Semiconductor Connectivity Solutions, Inc. The purchase price totaled $1,039.3 million, and was funded with the proceeds from a $900.0 million draw against our Revolving Credit Facility and cash on hand. We believe the acquisition of Quantenna creates a strong platform for addressing connectivity solutions for industrial IoT by combining our expertise in power management and bluetooth technologies with Quantenna's Wi-Fi technologies and software capabilities.

See Note 5: ''Acquisitions, Divestiture and Licensing Transactions'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Revenue-Generating Activities

ON Semiconductor generates revenue from the sale of our semiconductor products to distributors, OEMs and electronic manufacturing service providers. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. Our devices are found in a wide variety of end products as noted within the sample applications in the end-markets section below. Our portfolio of devices enables us to offer advanced ICs and the "building block" components that deliver system level functionality and design solutions. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. We believe that our ability to offer a broad range of products, combined with our applications and global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

We shipped approximately 64.3 billion units in 2020 and approximately 66.2 billion units in 2019, resulting in a period-over-period decrease of approximately 3%. As many of our products are sold into different end-markets, the total revenue reported under PSG, ASG and ISG is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. From time to time, we reassess the alignment of our product families and devices to our operating segments and may move product families or individual devices from one operating segment to another.

The following table illustrates the product technologies under each of our segments based on our operating strategy:

PSG	ASG	ISG
Analog products	Analog products	LSI products
Discrete products	ASIC products	Sensors
MOSFET Products	Connectivity products
Power Module products	ECL products
Isolation products	Foundry products / services
Memory products	Gate Driver products
Gate Driver products	LSI products
Standard Logic products	Standard Logic products
WBG products

Products and Technology

The following provides certain information regarding the products and technologies by each of our operating segments. See Note 3: ''Revenue and Segment Information'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for other information regarding our segments, their revenue and property, plant and equipment and the income derived from each segment.

PSG

PSG offers a wide array of analog, discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, power conversion, signal conditioning, circuit protection, signal amplification and voltage regulation functions. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the demand for greater functionality in small handheld devices, and faster data transmission rates in all communications. The advancement of existing volt electrical infrastructure, electrification of power train in the form of EV/HEV, higher trench density enabling lower losses in power efficient packages and lower capacitance and integrated signal conditioning products to support faster data transmission rates significantly increase the use of high power semiconductor solutions. The recent increase in the use of WBG MOSFETs and diodes, including SiC and GaN, is further expanding the use of semiconductor products. Certain of PSG's broad portfolio of products and solutions are summarized below:

•Automotive Electronics
AEC qualified products, covering the spectrum from discrete to integrated, as well as automotive modules and known good die to support automotive modules. New semiconductor products based upon WBG technologies, including SiC, are rapidly being adopted for EV/HEV traction and charging applications due to the higher efficiencies they provide.

•Industrial Electronics
Advanced power technologies to support high performance power conversion for high-end power supply/UPS, alternative energy and industrial motors.

•Computing
MOSFETs and protection devices supporting the latest chipsets. Multichip power solutions and advanced LDOs to support power efficiency requirements in new computing platforms. SiC and GaN technology enables drastic reduction in power adapter size.

•Communications
Our smallest packages: DFN MOSFETs, CSP (MOSFET/EEPROMs), EEPROMs and LDOs, and X4DFN 01005 for small signal devices and protection. Low capacitance ESD and common mode filters for high-speed serial interface protection.

ASG

ASG designs and develops analog, mixed-signal, advanced logic, ASSPs and ASICs, Wi-Fi and power solutions for a broad base of end-users in different end-markets. Our product solutions enable industry leading active mode and standby mode efficiency now demanded by regulatory agencies around the world. Additionally, ASG offers trusted foundry and design services for our government customers as well as manufacturing services, which leverage the Company’s broad range of manufacturing, IC design, packaging, and silicon technology offerings to provide turn-key solutions for our customers. Certain of ASG’s broad portfolio of products and solutions are summarized below:
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

•Communications
High efficiency mixed-signal, power management, Wi-Fi and RF connectivity products that enable our customers to maximize the performance of their products while preserving critical battery life. RF tuning solutions to enhance radio performance. Fast charging, multi-media and ambient awareness system solutions to address increasing customer desire for innovation.

ISG

ISG designs and develops CMOS image sensors, proximity sensors, image signal processors, single photon detectors, including SiPM and SPAD arrays, radar, as well as actuator drivers for autofocus and image stabilization for a broad base of end-users in the different end-markets. Our broad range of product offerings delivers excellent pixel performance, sensor functionality and camera systems capabilities in which high quality visual imagery is becoming increasingly important to our customers and their end-users, particularly in applications powered by AI. Certain of ISG's broad portfolio of products and solutions are summarized below:

•Automotive Imaging
A broad portfolio of automotive sensing technologies spanning ultrasonic, imaging, radar and LiDAR, paving the way for high levels of ADAS and automated driving with built in functional safety and cybersecurity processing.

•Industrial Imaging
A broad range of CMOS and SiPM sensors with an emphasis on machine vision for factory automation, robotics and logistics, intelligent transportation systems, agriculture, medical, cinematography, scientific and aerospace/defense applications.

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

Customers

We sell our products to distributors, OEMs and electronic manufacturing service providers for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers. Sales agreements with customers are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply, but generally do not require minimum purchase commitments. Our distributors generally negotiate pricing terms on a quarterly basis, most of our OEM customers negotiate pricing terms on an annual basis near the end of the calendar year and electronic manufacturing service providers negotiate prices periodically during the year. Pricing terms on product development agreements are negotiated at the beginning of a project. With respect to customers in public sector, the government’s remedies may include suspension or debarment from future government business. In addition, almost all of our contracts have default provisions, and certain of our contracts in the public sector are terminable at any time for convenience of the contracting agency.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. Our customers may cancel orders 30 days prior to shipment for standard products and, generally prior to start of production for custom products without incurring a penalty. For the year ended December 31, 2020, aggregate revenue from our five largest customers for PSG, ASG and ISG, comprised approximately 46%, 36% and 43%, respectively, of the respective segment revenue. The loss of certain of these customers may have a material adverse effect on the operations of the respective segment and our consolidated results of operations.

Distributors

Sales to distributors accounted for approximately 60% of our revenue in 2020, 57% of our revenue in 2019 and 60% of our revenue in 2018. We had one distributor whose revenue accounted for approximately 11% of the total revenue for the year ended December 31, 2020. Our distributors resell to mid-sized and smaller OEMs and to electronic manufacturing service providers and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

OEMs

Sales to OEMs accounted for approximately 34% of our revenue in 2020, 36% of our revenue in 2019 and 34% of our revenue in 2018. OEM customers include a variety of companies in the electronics industry. We focus on three types of OEMs: multi-nationals; selected regional accounts; and target market customers. Large multi-nationals and selected regional accounts, which are significant in specific markets, are our core OEM customers. The target market customers for our end-markets are OEMs that are on the leading edge of specific technologies and provide direction for technology and new product development. Generally, our OEM customers do not have the right to return our products following a sale other than pursuant to our warranty.

Electronic Manufacturing Service Providers

Sales to electronic manufacturing service providers accounted for approximately 6% of our revenue in 2020, 7% of our revenue in 2019 and 6% of our revenue in 2018. These customers are manufacturers who typically provide contract manufacturing services for OEMs. Many OEMs outsource a large part of their manufacturing to electronic manufacturing service providers in order to focus on their core competencies. Generally, our electronic manufacturing service customers do not have the right to return our products following a sale other than pursuant to our warranty.

For additional information regarding agreements with our customers, see "Markets," "Resources" and "Risk Factors - Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K and Note 2: "Significant Accounting Policies - Revenue Recognition" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Markets

Product development

Our new product development efforts continue to be focused on building solutions in areas that appeal to customers in focused market segments and across multiple high-growth applications. We collaborate with our customers to identify desired innovations in electronic systems in each end-market that we serve. This enables us to participate in the fastest growing sectors of the market. We also innovate in advanced packaging technologies to support ongoing size reduction in electronic systems and in advanced thermal packaging to support high performance power conversion applications. It is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high-growth technologies. We deploy people and capital with the goal of maximizing the return for our research and development investments by targeting innovative products and solutions for high growth applications that position us to outperform the industry. Our design expertise in analog, digital, mixed signal and imaging ICs, combined with our extensive portfolio of standard products enable us to offer comprehensive, value-added solutions to our global customers for their electronics systems.

End-Markets

We serve a broad base of end-user markets, including automotive, industrial, medical, aerospace/defense, communications, networking, wireless, consumer and computing. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors and electronic manufacturing service providers) of our revenue generated from each end-market during 2020, and sample applications for our products. Our industrial end-market includes the data relating to the medical, aerospace and defense and our communications end-market includes the data relating to the networking and wireless.

	Automotive	Industrial	Communications	Consumer	Computing
2020 Revenue (%)	32%	25%	20%	11%	12%

Sample applications	EV	Energy Infrastructure	5G Base Stations	Smart Speakers/Digital Assistants	Cloud Computing/Data Center Servers
	ADAS	Industrial Automation	AP/Gateway	White Goods	USB Type-C
	Power Management	Security & Surveillance	Tablets	USB Type-C	Graphics Cards
	Powertrain	Machine Vision	Smart Phones	Power Supplies	Power Supplies
	In-Vehicle Networking	Smart Cities & Buildings	Switches	Gaming, Home Entertainment Systems, & Set Top Boxes	Notebooks, Ultrabooks, & 2-in-1s
	Body & Interior	Hearing Health, Diagnostic, Therapy, & Monitoring	Routers	AR/VR	Desktop PCs & All-in-Ones
	Lighting	Power Solutions	Power Supplies	Wearable Devices
	Sensors	AR/VR		Robotics
	Engine Control	Motor Control		Routers/Modems
		Robotics		Drones

Competition

We face significant competition from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because some of our components are often building block semiconductors that, in some cases, can be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully-customized ICs, as well as customers who develop their own IC products. See "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K for additional information.

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

The principal methods of competition in our discrete, module and integrated semiconductor products are through new products and package innovations enabling enhanced performance over existing products. Of particular importance are our power MOSFETs, IGBTs, WBG MOSFETs and diodes, including SiC and GaN rectifiers and power module portfolio for power conversion applications, and ESD portfolio for hi-speed serial interface protection products, where we believe we have significant performance advantages over our competition. PSG's competitors include: Broadcom Limited ("Broadcom"), Diodes Incorporated, Infineon Technologies AG ("Infineon"), KEC Corporation, Nexperia BV, Rohm Semiconductor USA LLC ("Rohm"), Semtech Corporation, STMicroelectronics N.V. ("STMicroelectronics"), Texas Instruments Incorporated ("TI"), Toshiba Corporation ("Toshiba") and Vishay Intertechnology, Inc.

ASG

ASG principally competes on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position with respect to the above basis is enhanced by long-standing relationships with leading OEM customers.
Our ability to compete successfully depends on internal and external variables. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability of supply, customer service, pricing, industry trends and general economic trends. Competitors for certain of ASG's products and solutions include: Infineon, NXP Semiconductors N.V. ("NXP"), STMicroelectronics and TI.
ISG

ISG differentiates itself from the competition through deep technical knowledge and close customer relationships to drive leading edge sensing performance for both human and machine vision applications. ISG has significant imaging experience and was one of the earliest to commercialize CMOS active pixel sensors and introduce CMOS technology in many of our markets. ISG has leveraged this expertise into market leading positions in automotive and industrial applications, which allows us to offer technical and end-user applications knowledge to help customers develop innovative sensing solutions across a broad range of end-user needs.

Competitors for certain of ISG's products and solutions include: Sony Semiconductor Manufacturing Corporation ("Sony Semiconductor"), Samsung Electronics Co., Ltd. ("Samsung"), Omnivision, STMicroelectronics and Toshiba for image sensors; Rohm, Renesas Electronics Corporation and Dongwoon Anatech Co., Ltd. for actuator drivers; TI, NXP, and Infineon for radar; and Hamamatsu Photonics K.K., Broadcom and ST Microelectronics for SiPMs and SPADs.

Sales, Marketing and Distribution

As of December 31, 2020, our sales and marketing organization consisted of approximately 1,700 professionals servicing customers globally. We support our customers through just-in-time warehouses. We have global distribution centers in China, the Philippines and Singapore. Global and regional distribution channels further support our customers' needs for quick response and service. We offer efficient, cost-effective global applications support from our technical information centers and solution engineering centers, allowing for applications that are developed in one region of the world to be instantaneously available throughout all other regions.

Backlog

Our trade sales are made primarily pursuant to orders that are predominantly booked as far as 26 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our EDI customers, in each case scheduled to be shipped over the 13-week period following such date. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. During 2020, our backlog at the beginning of each quarter represented between 85% and 97% of actual revenue during such quarter, which is slightly higher than the backlog levels in recent prior periods. As manufacturing capacity utilization in the industry increases, customers tend to order products further in advance and, as a result, backlog at the beginning of a period as a percentage of revenue during such period is likely to increase.

In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Agreements calling for the sale of specific quantities are either contractually subject to quantity revisions or, as a matter of industry practice, are often not enforced. Therefore, a significant portion of our order backlog may be cancellable. For these reasons, the amount of backlog as of any particular date may not be an accurate indicator of future results.

We sell products to key customers pursuant to contracts that allow us to schedule production capacity in advance and allow the customers to manage their inventory levels consistent with just-in-time principles while shortening the cycle times required for producing ordered products. However, these contracts are typically amended to reflect changes in customer demands and periodic price re-negotiations. We routinely generate inventory based on customers' estimates of end-user demand for their products, which are difficult to predict. See "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" located elsewhere in this Form 10-K for additional information regarding the inventory practices within the semiconductor industry.

Resources

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, SiC wafers, laminate substrates, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases as well as other production supplies used in our manufacturing processes. We obtain our raw materials and supplies from a large number of sources, generally on a just-in-time basis, and material agreements with our suppliers that impose minimum or continuing supply obligations are reflected in our contractual obligations table in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Contractual Obligations" included elsewhere in this Form 10-K. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we believe that supplies of the raw materials we use are currently and will continue to be available, shortages could occur in various essential materials due to interruption of supply as experienced during the COVID-19 pandemic and increased demand in the industry or other factors.

Manufacturing and Design Operations

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah and Virginia. We also have foreign design operations in Australia, Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, South Korea, the Philippines, Romania, Russia, Singapore, Slovak Republic, Slovenia, Switzerland, Taiwan and the United Kingdom.

We operate front-end wafer fabrication facilities in Belgium, the Czech Republic, Japan, South Korea, Malaysia and the United States and back-end assembly and test site facilities in Canada, China, Malaysia, the Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Rožnov pod Radhoštěm, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or pursuant to joint ventures, the reportable segments that use such facilities, and the approximate gross square footage of each site's building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reportable Segment	Size (sq. ft.)

Front-end Facilities:
Gresham, Oregon	ASG, ISG and PSG	558,457
Pocatello, Idaho	ASG, ISG and PSG	582,384
Rožnov pod Radhoštěm, Czech Republic	ASG and PSG	438,882
Oudenaarde, Belgium (4)	ASG, ISG and PSG	422,605
Seremban, Malaysia (Site 2) (3)	ASG and PSG	133,061
Niigata, Japan (4)	ASG, ISG and PSG	1,106,779
Bucheon, South Korea	ASG and PSG	861,081
South Portland, Maine	ASG and PSG	344,588
Mountaintop, Pennsylvania	ASG and PSG	437,000
Aizuwakamatsu, Japan	ASG and PSG	734,482

Back-end Facilities:
Burlington, Canada (1)	ASG	95,440
Leshan, China (3)	ASG and PSG	416,339
Seremban, Malaysia (Site 1) (3)	ASG, ISG and PSG	328,275
Carmona, Philippines (3)	ASG, ISG and PSG	926,367
Tarlac City, Philippines (3)	ASG, ISG and PSG	381,764
Shenzhen, China (1)	ASG, ISG and PSG	275,463
Bien Hoa, Vietnam (3)	ASG and PSG	294,418
Nampa, Idaho (1) (2)	ISG	166,268
Cebu, Philippines (3)	ASG and PSG	228,460
Suzhou, China (3)	ASG and PSG	452,639

Other Facilities:
Rožnov pod Radhoštěm, Czech Republic	ASG, ISG and PSG	11,873
Thuan An District, Vietnam (3)	ASG and PSG	30,494
_______________________

(1)These facilities are leased.
(2)This facility is used for both front-end and back-end operations.
(3)These facilities are located on leased land.
(4)In February and August 2020, we announced that we are exploring the sales of the front-end manufacturing facilities in Oudenaarde, Belgium and Niigata, Japan, respectively.

See Note 5: ''Acquisitions, Divestiture and Licensing Transactions'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K regarding the pending acquisition of a manufacturing facility in 2022.

We operate all of our existing manufacturing facilities directly except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner in Leshan, Leshan Radio Company Ltd. ("Leshan Radio"), is formerly a state-owned enterprise. Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We committed to purchase 80% of Leshan's production capacity in each of 2020, 2019 and 2018 and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2021.

On April 1, 2020, we acquired the remaining 40% of the equity interest in ON Semiconductor Aizu Co. Ltd., ("OSA") from Fujitsu Semiconductor Limited ("FSL"), whereby OSA became a wholly-owned subsidiary of the Company. The manufacturing facility located in Aizuwakamatsu, Japan is owned by OSA. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in us receiving $26.0 million in settlement of the purchase price from FSL. The results of OSA have been consolidated in our financial statements since the fourth quarter of 2018, when we acquired the majority equity interest.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These contract manufacturers collectively accounted for approximately 33% of our total manufacturing input costs in 2020, 31% in 2019 and 36% in 2018.

For information regarding risks associated with our foreign operations, see "Risk Factors —Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products primarily under our registered trademark ON Semiconductor® and our ON logo, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. As of December 31, 2020, we held patents with expiration dates ranging from 2021 to 2040, and none of the patents that expire in the next three years materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

We believe our business today is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. As we did in 2020, we could again experience period-to-period fluctuations in operating results due to general industry or macroeconomic conditions. Although the significant fluctuation experienced during 2020 was mainly due to the COVID-19 pandemic, we continue to employ measures to lower the impact of general industry cyclicality on our results by focusing on product diversification and content gains. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.
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

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2020 were not material, and we do not expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on the capital expenditures or earnings of ours or our subsidiaries' competitive position. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

We are also subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act ("ITAR"), the Foreign Corrupt Practices Act ("FCPA"), and the anti-boycott provisions of the U.S. Export Administration Act. Additionally, U.S. or China

governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations.

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2020 were not material, and we do not expect the cost of complying with existing trade laws and regulations to have a material adverse effect on the capital expenditures, or earnings of ours or our subsidiaries' competitive position. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Human Capital Resources

Core Principles

Our success depends on our ability to attract, train, retain and motivate our employees, particularly highly-skilled engineers involved in the design, development, manufacture and support of new and existing products and services. We are a member of the Responsible Business Alliance ("RBA"). The principles of the RBA are fundamental to our corporate culture and core values and are reflected in our commitments to our employees, customers, communities and other stakeholders. These principles include providing a safe and positive work environment to our employees that emphasizes learning and professional development and respect for individuals and ethical conduct.

Headcount

As of December 31, 2020, we had approximately 31,000 regular full-time employees and approximately 3,500 part-time and temporary employees in facilities located in 34 countries. Approximately 13% of our regular full-time employees are located in the United States and Canada, 13% in Europe and Middle Eastern countries and 74% in Asia Pacific and Japan, with approximately 68% engaged in manufacturing, 3% directly in research and development, 6% in customer service or other aspects of sales and marketing, and 23% in other roles. Approximately 111 of our domestic employees (or approximately 3% of our U.S. based employees) are covered by a collective bargaining agreement. All of these employees are located at our Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic and Belgium) or similar arrangements or are represented by workers councils.

Diversity, Equity and Inclusion

We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment. We have organization level and overall Company metrics to monitor for diverse directors and above, diverse new hires and diverse promotions. Our Human Resources organization and the Compensation Committee of the board of directors of the Company (the "Board of Directors"), through its charter, provides oversight of our policies, programs and initiatives focusing on workflow equity and workplace inclusion.

Compensation, Benefits, Health, Safety and Wellness

Our compensation philosophy is focused on delivering total rewards based on corporate affordability in a way that enables attraction, retention, and recognition of performance delivered in an equitable manner. We provide our employees and their families with access to flexible and convenient health and wellness programs, including benefits that secure them during events that may require time away from work or that impact their financial well-being. Our primary focus during the COVID-19 pandemic has been protecting the health and safety of our employees and the communities in which we operate. In response to the COVID-19 pandemic, we implemented appropriate changes in the best interest of our employees and the communities in which we operate, all in compliance with applicable law. We use a combination of total rewards and other programs (which vary by region and salary grade) to attract and retain our employees, including: annual performance bonuses; stock awards, including an employee stock purchase plan; retirement support; healthcare and insurance benefits; business travel and disability insurance; health savings and flexible spending accounts; flexible work schedules, vacation and paid time off; parental leave; paid counseling assistance; backup child and adult care; education assistance; and on-site services, such as health centers and fitness centers.

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee motivation, performance and improving retention. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We have established a leadership pathway model as a tool for employees to practice and apply learning as part of their development.

Turnover

Our voluntary employee turnover rate in 2020 was approximately 9.1%, which rate includes the employees who exited pursuant to the Voluntary Separation Program ("VSP") offered during the year. We monitor employee turnover rates by region and the Company as a whole. The average tenure of our employees is approximately seven years and approximately one-fifth of our employees have been employed by us for more than 10 years. We believe our compensation philosophy along with the career growth and development opportunities promotes longer employee tenure and reduces voluntary turnover.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 16, 2021 is set forth below.

Name	Age	Position
Hassane S. El-Khoury	41	President, Chief Executive Officer and Director
Bernard Gutmann	61	Executive Vice President, Chief Financial Officer and Treasurer(1)
Thad Trent	53	Executive Vice President, Chief Financial Officer and Treasurer(2)
George H. Cave	63	Executive Vice President, General Counsel, Chief Compliance Officer, Chief Risk Officer and Secretary
Vincent C. Hopkin	58	Executive Vice President and General Manager, ASG
Ross F. Jatou	52	Senior Vice President and General Manager, ISG
Simon Keeton	48	Executive Vice President and General Manager, PSG
Paul E. Rolls	58	Executive Vice President, Sales and Marketing

(1)Mr. Gutmann will retire from his position as Executive Vice President, Chief Financial Officer and Treasurer, effective as of the filing of this Form 10-K on February 16, 2021.
(2)In connection with Mr. Gutmann’s retirement, on January 24, 2021, the Board of Directors approved the appointment of Mr. Trent as Executive Vice President, Chief Financial Officer and Treasurer, effective immediately following the filing of this Form 10-K on February 16, 2021.

All of our executive officers are also officers of SCI LLC. The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among our executive officers.

Hassane S. El-Khoury. Mr. El-Khoury was elected as a Director of ON Semiconductor and appointed as President and Chief Executive Officer of ON Semiconductor and SCI LLC in December 2020. Prior to joining ON Semiconductor, he spent 13 years at Cypress Semiconductor Corporation, a semiconductor design and manufacturing company ("Cypress"), serving as Chief Executive Officer from August 2016 to April 2020. During his time at Cypress, he held various positions spanning business unit management, product development, applications engineering and business development. Additionally, Mr. El-Khoury currently serves as a member of the board of directors at KeraCel, Inc. He holds a Bachelor of Science in electrical engineering from Lawrence Technological University and a Master's of Engineering Management from Oakland University.

Bernard Gutmann.    As previously reported, Mr. Gutmann has announced his retirement as Executive Vice President, Chief Financial Officer and Treasurer of ON Semiconductor and SCI LLC, effective as of February 16, 2021 upon the filing of this Form 10-K. Mr. Gutmann was promoted and appointed Executive Vice President and Chief Financial Officer of ON Semiconductor and SCI LLC in September 2012 and has served as ON Semiconductor's and SCI LLC's Treasurer since January 2013. Before his promotion, he worked with the Company as Vice President, Corporate Analysis & Strategy of SCI LLC, serving in that position from April 2006 to September 2012. In these roles, his responsibilities have included finance integration, financial reporting, restructuring, tax, treasury and financial planning and analysis. From November 2002 to April 2006, Mr. Gutmann served as Vice President, Financial Planning & Analysis and Treasury of SCI LLC. From September 1999

to November 2002, he held the position of Director, Financial Planning & Analysis of SCI LLC. Prior to joining ON Semiconductor, Mr. Gutmann served in various financial positions with Motorola from 1982 to 1999, including controller of various divisions and an off-shore wafer and backend factory, finance and accounting manager, financial planning manager and financial analyst. He holds a Bachelor of Science in Management Engineering from Worcester Polytechnic Institute in Massachusetts (U.S.). Additionally, he is fluent in English, French and Spanish and is conversant in German.

Thad Trent. Mr. Trent was appointed Executive Vice President, Chief Financial Officer and Treasurer of ON Semiconductor and SCI LLC, effective as of February 16, 2021 immediately following the filing of this Form 10-K. Mr. Trent previously served as the Chief Financial Officer and Executive Vice President of Finance & Administration at Cypress between June 2014 and April 2020. Mr. Trent joined Cypress in 2005 and became a Vice President of Finance at Cypress in 2010. Prior to serving as Chief Financial Officer of Cypress, he led the strategic planning functions for Cypress’ business units and worldwide operations and managed the financial reporting, accounting, and planning and analysis functions for Cypress. Prior to joining Cypress, Mr. Trent held finance leadership roles at publicly-traded companies Wind River Systems, a developer of embedded systems software, and Wyle Electronics, a distributor of high-tech electronic components, as well as two technology startups. Mr. Trent holds a Bachelor of Science degree in business administration and finance from San Diego State University.

George H. "Sonny" Cave.    Mr. Cave is the founding General Counsel and Secretary of ON Semiconductor, positions he has held since the 1999 spin-out from Motorola. He is also Executive Vice President, Chief Compliance Officer and Chief Risk Officer of ON Semiconductor and SCI LLC. His extensive legal and business experience spans over 30 years, including seven years with Motorola. For two years prior to ON Semiconductor’s spin-out, he was an ex-patriate stationed in Geneva, Switzerland as Regulatory Affairs Director for Motorola’s Semiconductor Components Group. Before that assignment, he spent five years with Motorola’s Corporate Law Department in Phoenix, Arizona, where he was Senior Counsel for global Environmental Health and Safety. Mr. Cave also practiced law for six years with two large law firms in Denver and Phoenix. He has extensive experience in corporate and commercial law, governance, enterprise risk management and compliance and ethics. He holds a Juris Doctorate degree from the University of Colorado School of Law, a Master of Science degree from Arizona State University and a Bachelor of Science degree cum laude from Duke University.

Vincent C. Hopkin. Mr. Hopkin joined the Company in March 2008 and currently serves as Executive Vice President and General Manager, ASG of ON Semiconductor and SCI LLC. From September 2016 to May 2018, he was Senior Vice President and General Manager of the Digital and DC/DC Solutions Division. He has more than three decades of experience in the electronics industry. During his career, Mr. Hopkin has held various leadership positions within business units, sales and manufacturing. Prior to joining ON Semiconductor in 2008, he successfully managed several businesses including ASIC, military/aerospace, image sensing and foundry services at AMIS. Mr. Hopkin joined AMIS in 1983 and worked in several operations functions. Mr. Hopkin holds a Bachelor of Science degree in management and organizational behavior from Idaho State University.

Ross F. Jatou. Mr. Jatou joined ON Semiconductor in 2015 as the Vice President and General Manager of the Automotive Solutions Division within the Company’s ISG. In October 2020, he was named Senior Vice President and General Manager, ISG of ON Semiconductor and SCI LLC, assuming leadership of both the divisions within ISG: the Automotive Sensing Division and the Industrial and Consumer Solutions Division. Prior to ON Semiconductor, Mr. Jatou had an extensive career with NVIDIA Corporation of nearly 15 years, where he was the Vice President of Hardware Engineering. His background and experience include product development, engineering management, and automotive design quality and forecasting, and he is an expert in imaging graphics and system interfaces, telecommunications, high performance computing, automotive and embedded solutions. He has a Bachelor of Science degree in electrical engineering and a Master of Applied Science in millimeter wave technology and parallel processing from the University of Toronto. Mr. Jatou completed executive business programs from Stanford University School of Business and Harvard Business School.

Simon Keeton.    Mr. Keeton joined the Company in July 2007 and is currently the Executive Vice President and General Manager, PSG of ON Semiconductor and SCI LLC. During his career, Mr. Keeton has held various management positions within the Company. Before Mr. Keeton’s promotion to his current role on January 1, 2019, he was a Senior Vice President and General Manager of the MOSFET Division. From 2012 to 2016, Mr. Keeton served as Vice President and General Manager of the Integrated Circuit Division under our former Standard Products Group. Prior to that time, he served as Vice President and General Manager of the Consumer Products Division from 2009 to 2012 and as Business Unit Director of our Signals and Interface Business Unit from 2007 to 2009. Before joining the Company, Mr. Keeton served as Strategic Planning Manager of the Digital Enterprise Group of Intel Corporation ("Intel") and held various marketing and business management roles at Vitesse Semiconductor Corporation.

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

Item 1A.    Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," "anticipates," "should" or similar expressions, or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law.

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

Summary Risk Factors

An investment in the Company’s stock involves a certain measure of risk. Some of the factors that could materially and adversely affect our business, financial condition, results of operations, liquidity, and prospects for future growth include, but are not limited to, the following. If any of the factors listed below occurs, the market price of our shares could decline, and you may lose some or all of your investment. You should read this summary together with the more detailed description of each risk factor contained in "Risk Factors" in this Annual Report on Form 10-K.

Trends, Risks and Uncertainties Related to Our Business
•Changes in, and the regulatory implementation of, tariffs or other government trade policies could reduce demand for our products, limit our ability to sell our products to certain customers or comply with applicable laws and regulations.
•Many of our facilities and processes are interdependent and an operational disruption at any particular facility could have a material adverse effect on our ability to produce many of our products.
•The effects of the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, results of operations and financial condition.
•We may be unable to identify and make the substantial research and development investments or develop new products required to satisfy customer demands or regulatory requirements as required to remain competitive in our business.
•A significant portion of our revenue is derived from customers in the automotive, industrial and communications industries, and a downturn or lower sales to customers in one or more of these industries could occur.
•We may be unable to maintain manufacturing efficiency.
•We may be unable to successfully implement cost reduction initiatives, including through restructuring activities.
•Uncertainties regarding the timing and amount of customer orders could lead to excess inventory and write-downs of inventory.
•The semiconductor industry is highly competitive, and has experienced rapid consolidation, and we may be unable to compete effectively or unable to identify attractive opportunities for consolidation.
•We are dependent on the services of third-party suppliers and contract manufacturers, and we may experience a disruption in or deterioration of the quality of the services or goods delivered by such third parties.
•We may be subject to warranty claims, product liability claims and product recalls.
•Currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs could have a material adverse effect on our results of operations and financial condition.

Trends, Risks and Uncertainties Related to Intellectual Property
•Our technologies could be subject to claims of infringement on the IP rights of others.
•We may be unable to protect the IP we use.

Trends, Risks and Uncertainties Related to Technology and Data Privacy
•We may be subject to disruptions or breaches of our secured network.
•We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

Trends, Risks and Uncertainties Related to Regulation
•We may be subject to environmental and health and safety liabilities and expenditures.
•Compliance with regulations regarding the use of "conflict minerals" could limit the supply and increase the cost of certain raw materials used in manufacturing our products.
•If we are unable to comply with anti-corruption laws in the jurisdictions we operate, including the FCPA, it could result in penalties that could harm our reputation.

Trends, Risks and Uncertainties Related to Our Indebtedness
•Our debt could materially adversely affect our financial condition and results of operations.
•If we are unable to meet our obligations under our Amended Credit Agreement, it could materially and adversely affect our business, results of operations and financial condition.
•The agreements relating to our indebtedness, including the Amended Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business.
•We may not be able to generate sufficient cash flow to meet our debt service obligations.
•An event of default under any agreement relating to our outstanding indebtedness could cross default other indebtedness.
•Our operating subsidiaries have no independent obligation to repay our debt, and may not able to make cash available to us for such repayment.
•If interest rates increase, our debt service obligations under our variable rate indebtedness could increase significantly.
•Servicing the 1.625% Notes and the 3.875% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.625% Notes and the 3.875% Notes in a timely manner.
•The conditional conversion feature of the 1.625% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle the conversion of the 1.625% Notes in common stock, any such settlement could materially dilute the ownership interests of existing stockholders.
•Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.
•Counterparty risk with respect to the note hedge transactions, if realized, could have a material adverse impact on our results of operations.

Trends, Risks and Uncertainties Related to Our Common Stock
•The stockholders’ rights plan adopted by our Board of Directors may discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
•Provisions in our charter documents may delay or prevent the acquisition of our Company.

General Risk Factors
•Downturns or volatility in general economic conditions could have a material adverse effect on our business and results of operations.
•We may be unable to successfully integrate new strategic acquisitions.
•Natural disasters, health and safety epidemics and other business disruptions could cause significant harm to our business operations and facilities and could adversely affect our supply chain and our customer base.
•We could be subject to changes in tax rates or the adoption of new tax legislation or have exposure to additional tax liabilities.
•We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures.
•We may be unable to attract and retain highly skilled personnel.
•The failure to comply with the terms and conditions of our contracts could result in, among other things, damages, fines or other liabilities.
•We are subject to the effects of climate change and the regulatory and legislative developments related to climate change.
•We may be unable to implement our recent business strategy developments.
•We may from time to time desire to exit certain product lines or businesses, or to restructure our operations, but may not be successful in doing so.
•Our operating results depend, in part, on the performance of independent distributors.

Trends, Risks and Uncertainties Related to Our Business

Changes in, and the regulatory implementation of, tariffs or other government trade policies could reduce demand for our products, limit our ability to sell our products to certain customers or comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, in recent years, the U.S. government imposed and proposed, among other actions, new or higher tariffs on specified imported products originating from the People's Republic of China (the "PRC") in response to what it characterized as unfair trade practices, and the PRC responded by imposing and proposing new or higher tariffs on specified products, including some semiconductors fabricated in the United States and certain transistors, diodes, ICs and other products that we import into the PRC as part of our supply chain. These tariffs, and the related geopolitical uncertainty between the United States and the PRC, may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. Ongoing international trade disputes and changes in trade policies could also impact economic activity and lead to a general contraction of customer demand. In addition, tariffs on components that we import from the PRC or other nations that have imposed, or may in the future impose, tariffs will adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. Future actions or escalations by either the United States or the PRC that affect trade relations may also impact our business, or that of our suppliers or customers, and we cannot provide any assurances as to whether such actions will occur or the form that they may take. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Our international sales and purchases are subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act, FCPA and the anti-boycott provisions of the U.S. Export Administration Act. Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. government or any foreign government that we have failed to comply with trade or export regulations or anti-bribery regulations can result in penalties, including fines, administrative, civil or criminal penalties or other liabilities, seizure of products, or, in the extreme case, denial of export privileges or suspension or debarment from government contracts, which could have a material adverse effect on our sales, business and results of operations.

Additionally, U.S. or China governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could materially interfere with our ability to make sales to certain of our customers. We could experience unanticipated export bans or other restrictions on our ability to sell to certain customers where sales of products and the provision of services may require export licenses or are prohibited by government action. Export restrictions may also include technical discussions with customers that can impede our ability to pursue design-wins with customers and may impact future sales. In May 2019, the U.S. Department of Commerce added Huawei Technologies Co., Ltd. and certain of its non-U.S. affiliates and subsidiaries (collectively, "Huawei") and certain of our other customers to the U.S. Department of Commerce’s Bureau of Industry and Security (the "BIS") Entity List (the "Entity List"), imposing restrictions on the export and transfer of goods and technologies to such entities. Additionally, in August 2020, the BIS issued final rules that, among other things, further mandated license permissions to ship our products to Huawei and added additional non-U.S. Huawei affiliates to the Entity List. In response to these actions, the PRC has initiated reciprocal actions against the United States as a result of which additional export or other restrictions are anticipated. The terms and duration of any such restrictions may not be known to us in advance and may be subject to ongoing modifications, including modifications that impose more stringent restrictions or conditions on our ability to sell our products and services to certain foreign customers. Even to the extent such restrictions are subsequently modified, lifted or temporarily suspended, any financial or other penalties imposed on affected foreign customers could have a negative impact on future orders. These foreign customers may also respond to sanctions or the threat of sanctions by employing their own solutions to address the impacts of restrictions. The loss or temporary loss of customers as a result of such future regulatory limitations could materially adversely affect our sales, business and results of operations.

Many of our facilities and processes are interdependent and an operational disruption at any particular facility could have a material adverse effect on our ability to produce many of our products, which could materially adversely affect our business and results of operations

Our manufacturing platform includes multiple owned and third-party facilities, which may each produce one or more components necessary for the assembly of a single product. As a result of this interdependence, an operational disruption at a facility may have a disproportionate impact on our ability to produce many of our products. In the event of a disruption at any such facility, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce many of our products could be materially disrupted or delayed. Conversely, many of our facilities are single source facilities that only produce one of our end-products, and a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities (for example, due to construction delays) or transferring production to other existing facilities (for example, due to capacity constraints or difficulty in transitioning to new manufacturing processes), any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.

The effects of the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, results of operations and financial condition.

Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our domestic and international operations and sales activities. In addition, we and our suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, the COVID-19 pandemic or other disease outbreaks will, in the short-term, and could over the longer term, adversely affect the economies and financial markets of many countries, resulting in an economic downturn or recession that could adversely affect demand for our products and impact our results of operations and financial condition. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in subsequent periods. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the long-term effect of these factors on our business, but the adverse impact on our business, results of operations, financial condition and cash flows has been, and could continue to be, material.

If we are unable to identify and make the substantial research and development investments or develop new products required to satisfy customer demands or regulatory requirements as required to remain competitive in our business, our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. The development of new products is a complex and time-consuming process and often requires significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development that is required to remain competitive. In addition, the lengthy development cycle for our products limits our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users, and we may be unable to develop innovative responses to our customers’ and end-users’ evolving needs on the timelines they require or at all. There can be no assurance that we will win competitive bid selection processes, known as "design wins," for new products. In addition, design wins do not guarantee that we will make customer sales or that we will generate sufficient revenue to recover design and development investments, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. There is no assurance that we will realize a return on the capital expended to develop new products, that a significant investment in new products will be profitable or that we will have margins as high as we anticipate at the time of investment or have experienced historically. To the extent that we underinvest in our research and development efforts, fail to recognize the need for innovation with respect to our products, or that our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products that are attractive to our customers, and as a result our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry is characterized by rapidly changing technologies, innovation, short product life cycles, evolving regulatory and industry standards and certifications, changing customer needs and frequent new product introductions. Our success is largely dependent on our ability to accurately predict, identify and adapt to changes affecting the requirements of our customers in a timely and cost-effective manner. Products are frequently replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops, in some cases precipitously. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of older products. In certain limited cases, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for the products we sell, our business and results of operations could be materially adversely affected. Additionally, the emergence of new industry or regulatory standards and certification requirements may adversely affect the demand for our products. A fundamental shift in technologies, excess inventory levels for our or our competitors’ products, the regulatory climate or consumption patterns and preferences in our existing product markets or the product markets of our customers or end-users, could result in, or accelerate, price erosion for our products or make them obsolete, prevent or delay the introduction of new products that we planned to make or render our current or new products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control, like a fundamental shift in the product markets of our customers and end-users or regulatory changes, our business and results of operations could be materially adversely affected.

Because a significant portion of our revenue is derived from customers in the automotive, industrial and communications industries, a downturn or lower sales to customers in one or more of these industries could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive, industrial (including medical, aerospace and defense) and communications industries (including wireless and networking). Sales into these industries represented approximately 32%, 25%, and 20% of our revenue, respectively, for the year ended December 31, 2020, and those percentages will vary from quarter to quarter. Each of the automotive, industrial and communications industries is cyclical, and, as a result, our customers in these industries are sensitive to changes in general economic conditions, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Additionally, the quantity and price of our products sold to customers in these industries could decline despite continued growth in their respective end markets. Lower sales to customers in the automotive, industrial or communications industries may have a material adverse effect on our business and results of operations.

We may be unable to maintain manufacturing efficiency, which could have a material adverse effect on our results of operations.

We believe that our success materially depends on our ability to maintain or improve our current margin levels related to our manufacturing. Semiconductor manufacturing requires advanced equipment and significant capital investment, leading to high fixed costs that include depreciation expense. Manufacturing semiconductor components also involves highly complex processes that we and our competitors are continuously modifying to improve yields and product performance. In addition, impurities, waste or other difficulties in the manufacturing process can lower production yields. Our manufacturing efficiency is and will continue to be an important factor in our future profitability, and we cannot assure you that we will be able to maintain our manufacturing efficiency, increase manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. If we are unable to utilize our manufacturing facilities, testing facilities and external manufacturers at expected or minimum purchase obligation levels, or if production capacity increases while revenue does not, the fixed costs and other operating expenses associated with these facilities and arrangements will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations.

The failure to successfully implement cost reduction initiatives, including through restructuring activities, could materially adversely affect our business and results of operations.

From time to time, we have implemented cost reduction initiatives, including relocating manufacturing to lower cost regions, transitioning higher-cost external supply to internal manufacturing, working with our material suppliers to lower costs, implementing personnel reductions and voluntary retirement programs, reducing employee compensation, temporary or permanent shutdowns of facilities, and aggressively streamlining our overhead. In addition, we continuously monitor productivity and capital expenditures at our facilities in order to make strategic determinations regarding the temporary or permanent shutdown or disposition of facilities to improve our cost structure. In the past, we have recorded net restructuring charges to cover costs associated with our cost reduction initiatives. These costs have been primarily composed of employee separation costs (including severance payments) and asset impairments. We also often undertake restructuring activities and programs to improve our cost structure in connection with our business acquisitions, which can result in significant charges, including charges for severance payments to terminated employees and asset impairment charges.

We cannot assure you that our cost reduction and restructuring initiatives will be successfully or timely implemented or that they will materially and positively impact our profitability. Because our restructuring activities involve changes to many aspects of our business, including but not limited to the location of our production facilities and personnel, the associated cost reductions could materially adversely impact productivity and sales to an extent we have not anticipated. Even if we fully execute and implement these activities and they generate the anticipated cost savings, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. Cost reduction measures may also result in reduced compliance budgets, and ultimately, our ability to comply with applicable laws and regulations. If we fail to comply with any such laws or regulations, we may be subject to governmental fines or similar costs. Additionally, our initiatives to reduce our costs may make it difficult for us to attract, motivate and retain our key employees and/or impact the breadth of our IP portfolio, which could have a material adverse effect on our competitive position and on our business. To the extent that we do not achieve the profitability enhancement or other benefits of our cost reduction and restructuring initiatives that we anticipate, our results of operations may be materially adversely effected.

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

The semiconductor industry is highly competitive, and has experienced rapid consolidation, and if we are unable to compete effectively or are unable to identify attractive opportunities for consolidation, it could materially adversely affect our business and results of operations.

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

If we are unable to compete effectively, such inability to compete could have a material adverse effect on our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial research and development budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, including, but not limited to: more efficient cost structures; substantially greater financial and other resources with which to withstand adverse economic or market conditions and pursue development, engineering, manufacturing, marketing and distribution of their products; longer independent operating histories; presence in key markets; patent protection; and greater name recognition. In addition, we may be at a competitive disadvantage to our peers if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among our competitors and integration among our customers could erode our market share, negatively impact our capacity to compete and require us to restructure our operations, any of which would have a material adverse effect on our business.

We are dependent on the services of third-party suppliers and contract manufacturers, and any disruption in or deterioration of the quality of the services or goods delivered by such third parties could materially adversely affect our business and results of operations.

We use third-party contractors for certain of our manufacturing activities, primarily wafer fabrication and the assembly and testing of final goods, and for the supply of raw materials. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect. Our manufacturing processes rely on many raw materials, including various chemicals and gases, polysilicon, silicon wafers, aluminum, gold, silver, copper, lead frames, mold compound and ceramic packages. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources on a just-in-time basis. From time to time, suppliers of raw materials may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control. Shortages could occur in various essential raw materials due to interruption of supply or increased demand. If we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increases significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.

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

We have sizeable sales and operations in the Asia/Pacific region and Europe and a significant amount of this business is transacted in currency other than U.S. dollars. In addition, while a significant percentage of our cash is generated outside the U.S., many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in the U.S. in U.S. dollars. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.

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

Trends, Risks and Uncertainties Related to Intellectual Property

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

Please see Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed description of the litigation we are currently engaged in. The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially adversely affect our business, financial condition and results of operations.

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

Trends, Risks and Uncertainties Related to Technology and Data Privacy

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The Company collects Personally Identifiable Information ("PII") and other data as part of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where the Company conducts business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that imposed more stringent data protection requirements and provided for greater penalties for noncompliance beginning in May 2018. In July 2020, the Court of Justice of the European Union declared the EU-U.S. Privacy Shield, which had been an accepted mechanism to comply with data transfers between the European Union and the United States, invalid. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to the Company or company officials, including substantial monetary fines, and could damage our reputation, inhibit sales and adversely affect our business.

Trends, Risks and Uncertainties Related to Regulation

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

To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expenses and liabilities, which could materially adversely affect our results of operations and financial condition.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products.

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The implementation of these requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products. We may also incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. We may also face difficulties in satisfying customers who may require that our products be certified as free of "conflict materials," which could harm our relationships with these customers and lead to a loss of revenue.

We are subject to anti-corruption laws in the jurisdictions in which we operate, including the FCPA. Our failure to comply with these laws could result in penalties that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have significant operations in Asia, which place us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by the U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

Trends, Risks and Uncertainties Related to Our Indebtedness

Our debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2020, we had $3,589.5 million of outstanding indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. For example, on March 24, 2020, as a precautionary measure in order to increase our cash position and facilitate financial flexibility in light of uncertainty resulting from the COVID-19 pandemic, we borrowed an additional $1,165.0 million under the Revolving Credit Facility. On August 21, 2020, we used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200.0 million of borrowings under the Revolving Credit Facility. As of December 31, 2020, we have approximately $1,269.0 million available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including:
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•the timing, amount and execution of our capital allocation policy, including our 2018 Share Repurchase Program (as defined below), could be affected by the degree to which we are leveraged;
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
•our ability to deduct interest expense that we may incur may be limited or deferred under U.S. and/or local tax rules, including Section 163(j) of the Code and the Treasury Regulations promulgated thereunder; and

•our level of indebtedness may place us at a competitive disadvantage relative to less leveraged competitors.

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

Our Amended Credit Agreement provides for our $1.97 billion Revolving Credit Facility and our $2.4 billion Term Loan "B" Facility, the proceeds of which have been used, among other things, to fund acquisitions. The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company and most of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan "B" Facility rather than using funds for other business purposes. Our financing could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the Amended Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the Amended Credit Agreement and the 3.875% Notes, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to:
•incur additional debt, including issuing guarantees;
•incur liens;
•make certain investments;
•settle a conversion of our 1.625% Notes in whole or in part with cash;
•redeem, or otherwise perform our obligations under the terms of, our 3.875% Notes;
•sell or otherwise dispose of assets;
•make some acquisitions;
•engage in mergers or consolidations or certain other "change of control" transactions;
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

Borrowings under certain of our facilities from time to time, including under our Amended Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. During the first quarters of 2017 and 2019 and the second quarter of 2020, we entered into interest rate swaps that involved the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility for a portion of our Term Loan "B" Facility and our Revolving Credit Facility through the end of 2022. However, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

Some of our current debt and related agreements, including the Amended Credit Agreement and our interest rate swap agreements, have an interest rate tied to LIBO Rate. While certain of these agreements, such as the Amended Credit Agreement, provide procedures for determining an alternative base rate in the event that LIBO Rate is discontinued, not all do so. On July 27, 2017, the United Kingdom Financial Conduct Authority ("FCA"), which regulates the LIBO Rate, announced its intention to stop persuading or compelling banks to submit LIBO Rate quotations by the end of 2021. Further, on November 30, 2020, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corp. and the Office of the Comptroller of the Currency issued a joint statement (the "Joint Statement") on LIBO Rate transition, in connection with which ICE Benchmark Administration Limited, in its capacity as administrator of U.S. LIBO Rate, announced its plan to extend the date that most U.S. LIBO Rate values would cease being computed and announced from December 31, 2021 to June 30, 2023. Even though U.S. LIBO Rate would continue to be published through June 30, 2023, the Joint Statement called on banks to cease entering into new contracts that use U.S. LIBO Rate as a reference rate by no later than December 31, 2021, and if practicable, as far in advance of that deadline as possible. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBO Rate and any other unforeseen impacts of the potential discontinuation of LIBO Rate. The Company intends to monitor the developments with respect to the potential phasing out of LIBO Rate and work with its lenders to ensure any transition away from LIBO Rate will have minimal impact on its financial condition, but can provide no assurances that the impact of the discontinuation of LIBO Rate would not have a material adverse effect on our results of operations.

Servicing the 1.625% Notes and the 3.875% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 1.625% Notes and the 3.875% Notes in a timely manner.

In March 2017, we issued $575.0 million aggregate principal amount of our 1.625% Notes, and in August 2020, we issued $700.0 million aggregate principal amount of our 3.875% Notes. Holders of the 1.625% Notes will have the right to require us to repurchase all or a portion of their 1.625% Notes upon the occurrence of a fundamental change (as defined under the respective indentures governing such notes) at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the fundamental change repurchase date. Holders of the 3.875% Notes will have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date. Moreover, we will be required to repay the 1.625% Notes and the 3.875% Notes in cash at their respective maturity dates, unless earlier repurchased or, in the case of the 1.625% Notes, converted. In addition, upon conversion of the 1.625% Notes to be repurchased, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of such 1.625% Notes being converted.

Servicing the 1.625% Notes and the 3.875% Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes. Our ability to make cash payments in connection with conversions of the 1.625% Notes, repurchase the 1.625% Notes or the 3.875% Notes in the case of an applicable repurchase-triggering event under the respective indentures or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to make cash payments upon conversion of the 1.625% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders.

In addition, if we do not have sufficient cash to repurchase the 1.625% Notes or the 3.875% Notes following the applicable repurchase-triggering events, we would be in default under the terms of such notes, which could cross default other debt and materially adversely harm our business. In certain circumstances, a takeover of our Company and similar triggering events could also trigger an option of the holders of the 1.625% Notes and the 3.875% Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to investors in the 1.625% Notes, the 3.875% Notes and our common stock, which could materially decrease the value of such notes and of our common stock.

The terms of the Amended Credit Agreement and the terms of the 3.875% Notes limit the amount of future indebtedness secured by liens that we may incur, but the terms of the 1.625% Notes do not contain such limits. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion feature of the 1.625% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle the conversion of the 1.625% Notes in common stock, any such settlement could materially dilute the ownership interests of existing stockholders.

If specified conditions are met, holders of the 1.625% Notes may convert their notes prior to the close of business on the business day immediately preceding July 15, 2023. Unless we elect to satisfy our conversion obligations by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional shares), in the event the conditional conversion feature under the 1.625% Notes is triggered, holders electing to convert their notes could require us to settle a portion or all of our conversion obligations through the payment of cash, which could materially adversely affect our liquidity. Additionally, when the conditional conversion feature under the 1.625% Notes is triggered at the end of the reporting period, we are required under applicable accounting rules to reclassify the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. A conditional conversion feature has been triggered as of December 31, 2020, and we can provide no assurance as to when or whether these conditional conversion features will lapse or be triggered again in the future. Any material decrease in our liquidity or reduction in our net working capital could have a material adverse effect on our financial condition and results of operations. In addition, we may elect to settle the 1.625% Notes solely in common stock to avoid an event of default under our Amended Credit Agreement, and any such issuance of common stock could materially dilute the ownership interests of existing stockholders, including stockholders who previously converted such notes to shares of our common stock.

Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.

Concurrently with the issuance of the 1.625% Notes, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the respective series of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes of such series, as the case may be. We also entered into warrant transactions with the option counterparties with respect to the 1.625% Notes and the 1.00% Notes. The warrants we entered with option counterparties for the 1.00% Notes are still outstanding. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds $25.96, with respect to the 1.00% Notes, and $30.70, with respect to the 1.625% Notes. The warrants with respect to the 1.00% Notes can be exercised by holders beginning in March 2021 and expire no later than April 2021. We currently anticipate the holders of the 1.00% Notes to exercise the warrants to purchase up to 37.3 million shares of common stock from us, which will be settled on a net-share basis depending on the average stock price on the day of exercise.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock following the pricing of the 1.625% Notes. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of 1.625% Notes (and are likely to do so during any observation period related to a conversion of 1.625% Notes following any repurchase of 1.625% Notes by us on any fundamental change repurchase date or otherwise). The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.

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

To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 1.625% Notes and/or cash payments we are required to make in excess of the principal amount of converted 1.625% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.

Trends, Risks and Uncertainties Related to Our Common Stock

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
•authorize the issuance of "blank check" preferred stock, which is preferred stock that our Board of Directors can create and issue without prior stockholder approval and that could be issued with voting or other rights or preferences that could impede a takeover attempt; and
•require the approval by holders of at least 66 2/3% of our outstanding common stock to amend any of these provisions in our certificate of incorporation or by-laws.

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

General Risk Factors

Downturns or volatility in general economic conditions could have a material adverse effect on our business and results of operations.

In recent years, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. We believe that the state of global economic conditions are particularly volatile and uncertain, and that an uneven recovery or a renewed global downturn may put pressure on our sales due to reductions in customer demand. Volatile or uncertain economic conditions, as well as continuing political unrest in markets in which we conduct significant business, can adversely impact sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities.

Historically, the semiconductor industry has been highly cyclical and, as a result, subject to significant downturns and upturns in customer demand for semiconductors and related products. We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. However, we could experience period-to-period fluctuations in operating results due to general industry or economic conditions. We cannot accurately predict the timing of future downturns and upturns in the semiconductor industry or how severe and prolonged these conditions might be. Significant downturns can result in reduced product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices, any of which could materially adversely affect our operating results as a result of: increased operating expenses outpacing decreased revenue, reduced margins, underutilization of our manufacturing capacity and/or asset impairment charges. On the other hand, significant upturns can cause us to be unable to satisfy demand in a timely and cost efficient manner. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, or locate suitable third-party suppliers to respond effectively to changes in demand for our products, and our business and results of operations could be materially and adversely affected.

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

Depending on the level of our ownership interest in and the extent to which we can exercise control over the acquired business, we may be required by U.S. generally accepted accounting principles ("GAAP") and SEC rules and regulations to consolidate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements, such statements may not be prepared in accordance with GAAP or the acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, any of which could materially impair our ability to properly integrate such businesses into our consolidated financial statements on a timely basis. Any revisions to, inaccuracies in or restatements of our consolidated financial statements due to accounting for our acquisitions could have a material adverse effect our financial condition and results of operations.

Natural disasters, health and safety epidemics and other business disruptions could cause significant harm to our business operations and facilities and could adversely affect our supply chain and our customer base, any of which may materially adversely affect our business, results of operation, and financial condition.

Our U.S. and international manufacturing facilities and distribution centers, as well as the operations of our third-party suppliers, are susceptible to losses and interruptions caused by floods, hurricanes, earthquakes, typhoons, volcanic eruptions, and similar natural disasters, as well as power outages, telecommunications failures, industrial accidents, health and safety epidemics and similar events. The occurrence of natural disasters in any of the regions in which we operate could severely disrupt the operations of our businesses by negatively impacting our supply chain, our ability to deliver products, and the cost of our products. Such events can negatively impact revenue and earnings and can significantly impact cash flow, both from decreased revenue and from increased costs associated with the event. In addition, these events could cause consumer confidence and spending to decrease or result in increased volatility to the U.S. and worldwide economies. Although we carry insurance to generally compensate for losses of the type noted above, such insurance may not be adequate to cover all losses that may be incurred or continue to be available in the affected area at commercially reasonable rates and terms. To the extent any losses from natural disasters or other business disruptions are not covered by insurance, any costs, write-downs, impairments and decreased revenue can materially adversely affect our business, our results of operations and our financial condition.

We could be subject to changes in tax rates or the adoption of new U.S. or international tax legislation or have exposure to additional tax liabilities, which could adversely affect our results of operations and financial condition.

Changes to, or interpretations of, tax legislation or regulations in the United States and the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities. In addition, other factors or events, including business combinations, strategy and investment decisions, changes in the valuation of our deferred tax assets and liabilities, adjustments to income taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, availability of income tax credits and incentives, increasing operations in high tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate and ultimately reduce our cash flow from operating activities.

We exercise significant judgment in determining our worldwide income tax provision and resulting income tax accrual. Interpretations of tax legislation or regulations with regard to transactions that occur in or outside the ordinary course of our business, may result in uncertainty regarding the final tax determination. Our tax filings are subject to audit by the Internal Revenue Service (the "IRS") and state, local and foreign taxing authorities. The final determination of an audit may be materially different than the determination which was reflected in our worldwide income tax provision and accrual. An assessment of additional taxes because of an audit could have a material adverse effect on our results of operations and financial condition. We are also liable for potential tax liabilities of businesses we acquire.

The Organization for Economic Cooperation and Development ("OECD") has been working on a Base Erosion and Profit Shifting ("BEPS") Project and issued a report in 2015 and an interim report in 2018, and continues to issue guidelines and develop proposals that could change numerous long-standing tax principles, including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. The changes arising from the BEPS project, if adopted by countries in which we do business, could have a material adverse effect on our results of operations and financial condition.

We operate a global business through numerous foreign subsidiaries, and there is a risk that tax authorities will challenge our transfer pricing methodologies and/or legal entity structures, which could adversely affect our results of operations and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex transfer pricing regulations in the jurisdictions in which we operate. Transfer pricing regulations generally require that, for tax purposes, transactions between related parties be priced on a basis that would be comparable to an arm’s length transaction between unrelated parties. There is uncertainty and inherent subjectivity in complying with these rules. To the extent that any foreign tax authorities disagree with our transfer pricing policies, we could become subject to significant tax liabilities and penalties. The ultimate outcome of a tax examination could differ materially from our income tax accrual and could have a material adverse effect on our results of operations and financial condition.

Our legal organizational structure and the domicile of our entities that own our IP could result in unanticipated unfavorable tax or other consequences that could have a material adverse effect on our results of operations and financial condition. Changes in tax legislation, future jurisdictional profitability of our subsidiaries, and related regulatory interpretations in the countries in which we operate may impact the taxes we pay or income tax accrual we record, which could have a material adverse effect on our results of operations and financial condition.

We may be unable to attract and retain highly skilled personnel.

Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the U.S. and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense, particularly when the business cycle is improving. During such periods, competitors may try to recruit our most valuable technical employees. Additionally, we have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. While we devote a great deal of our attention to designing competitive compensation programs aimed at attracting and retaining personnel, specific elements of our compensation programs may not be competitive with those of our competitors, and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. Loss of the services of, or failure to effectively recruit, qualified personnel, including senior managers, could have a material adverse effect on our competitive position and on our business.

The failure to comply with the terms and conditions of our contracts could result in, among other things, damages, fines or other liabilities.

We have a diverse customer base consisting of both private sector clients and public sector clients, including the U.S. government. Sales to our private sector clients are generally based on stated contractual terms, the terms and conditions on our website or terms contained in purchase orders on a transaction-by-transaction basis. Sales to our public sector clients are generally derived from sales to federal, state and local governmental departments and agencies through various contracts and programs that may require compliance with regulations covering many areas of our operations, including, but not limited to, accounting practices, IP rights, information handling, and security. Noncompliance with contract terms, particularly with respect to highly-regulated public sector clients, or with government procurement regulations could result in fines or penalties against us, termination of such contracts or civil, criminal and administrative liability to the Company. With respect to public sector clients, the government’s remedies may also include suspension or debarment from future government business. In addition, almost all of our contracts have default provisions, and certain of our contracts in the public sector are terminable at any time for convenience of the contracting agency. The effect of any of these possible actions or the adoption of new or modified procurement regulations or practices could materially adversely affect our business, financial position and results of operations.

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

We may be unable to implement our recent business strategy developments, which could have a material adverse effect on our business operations.

We believe our recent business strategy developments will help us remain competitive. However, we may face difficulties, delays and increased expenses as we transition our business to implement this strategy and may not be able to effectively manage such transitions or efficiently implement this strategy, all of which could have a material adverse effect on our business operations. In addition, implementation of a new business strategy may lead to the disruption of our existing business operations, including distracting management from current operations. Results of operations from new activities may be lower than our existing activities, and, if a strategy is unsuccessful, we may not recoup our investments in that strategy. Failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have a material adverse effect on our financial condition or results of operations.

We may from time to time desire to exit certain facilities, product lines or businesses, or to restructure our operations, but may not be successful in doing so.

From time to time, we may decide to divest certain product lines and businesses or restructure our operations. We have, in recent years, exited several of our product lines and businesses, and we have closed several of our manufacturing and research facilities. We may continue to do so in the future. However, our ability to successfully exit product lines and businesses, or to close or consolidate operations, depends on a number of factors, many of which are outside of our control. For example, if we are seeking a buyer for a particular business line, none may be available, or we may not be successful in negotiating satisfactory terms with prospective buyers.

Our operating results depend, in part, on the performance of independent distributors.

A portion of our sales occurs through independent global and regional distributors that are not under our control. We rely on distributors to grow and develop their customer base and anticipate customer needs, and any lack of such actions by our distributors may adversely affect our results of operations. In particular, revenue from one of our distributors accounted for approximately 11% of the Company’s total consolidated revenue for the year ended December 31, 2020. If the business relationship with such distributor is terminated, whether through industry consolidation or otherwise, and we are unable to find a suitable replacement, our operations and operating results could be materially adversely affected. These independent distributors also generally represent product lines offered by several companies and are not subject to any minimum sales requirements or obligation to market our products to their customers. In turn, distributors could reduce their sales efforts for our products or choose to terminate their representation of us. Additionally, we rely on our distributors to provide accurate and timely sales reports in order for us to be able to generate financial reports that accurately represent distributor sales of our products during any given period. Any inaccuracies or untimely reports could adversely affect our ability to produce accurate and timely financial reports and recognize revenue.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, as well as certain design center and research and development operations, are located in approximately 600,000 square feet of building space on property that we own in Phoenix, Arizona. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and location of these properties, which are used by all of our reportable segments, change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third-party, in locations throughout Asia, Europe and the Americas. See "Business—Resources" included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own and lease research and development facilities located in Australia, Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, the Philippines, Singapore, South Korea, Romania, Russia, the Slovak Republic, Slovenia, Switzerland, Taiwan, the United Kingdom and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space. We believe that our facilities around the world, whether owned or leased, are well-maintained.

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information.  In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations is subject to varying long-term leases. See "Business—Resources" included elsewhere in this Form 10-K for further details on our properties and "Business-Governmental Regulation" for further details on environmental regulation of our properties.

Item 3.    Legal Proceedings

See Note 13: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4.    Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of February 10, 2021, there were approximately 209 holders of record of our common stock and 411,881,071 shares of common stock outstanding.

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

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2020:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate dollar value of Shares that may yet be Purchased under the Plans or Programs ($ in millions)(4)
October 3, 2020 - October 30, 2020	1,919	$23.35	—	$1,295.8
October 31, 2020 - November 27, 2020	5,808	26.57	—	1,295.8
November 28, 2020 - December 31, 2020	11,913,263	27.17	—	1,295.8
Total	11,920,990	27.17	—

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2020.
(2)The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs and shares purchased under the previously disclosed share repurchase program pursuant to the Capital Allocation Policy (the "2018 Share Repurchase Program"). Also included in the November 28, 2020 – December 30, 2020 period is an aggregate of 11,823,348 shares that were repurchased on December 1, 2020 pursuant to bond hedges for which no cash was exchanged. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for additional information on this transaction.
(3)The price per share is based on the fair market value at the time of tender or repurchase, as applicable.
(4)On November 15, 2018, we announced the 2018 Share Repurchase Program for up to $1.5 billion of our common stock, exclusive of any fees, commissions or other expenses, subject to certain contingencies, that became effective on December 1, 2018 and expires on December 31, 2022.

Share Repurchase Program

We repurchased approximately 3.6 million shares of common stock for $65.3 million under the 2018 Share Repurchase Program during the year ended December 31, 2020.

Under the 2018 Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The 2018 Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion. As of December 31, 2020, the authorized amount remaining under the 2018 Share Repurchase Program was $1,295.8 million.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the 2018 Share Repurchase Program.

Item 6.    Selected Financial Data

The following table sets forth certain of our selected financial data for the periods indicated. The consolidated statements of operations and balance sheet data set forth below are derived from our audited consolidated financial statements. The table below includes consolidated results, including our recent acquisitions, thus comparability will be materially affected. See Note 4: ''Recent Accounting Pronouncements'', Note 5: ''Acquisitions, Divestitures and Licensing Transactions'' and Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information.

You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements, including the notes thereto, included elsewhere in this Form 10-K.

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Consolidated Statements of Operations:
Revenue	$5,255.0	$5,517.9	$5,878.3	$5,543.1	$3,906.9
Income tax (provision) benefit	59.8	(62.7)	(125.1)	265.5	3.9
Net income	236.4	213.9	629.9	813.0	184.5
Diluted net income per common share attributable to ON Semiconductor Corporation	0.56	0.51	1.44	1.89	0.43

	As of December 31,
	2020	2019	2018	2017	2016
	(in millions)
Consolidated Balance Sheets:
Total assets	$8,668.0	$8,425.5	$7,587.6	$7,195.1	$6,924.4
Net long-term debt, including current maturities	3,491.3	3,612.5	2,766.1	2,951.8	3,622.3
Total stockholders' equity	3,558.1	3,324.1	3,194.1	2,801.0	1,845.0

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

Executive Overview

This executive overview presents summarized information regarding our business and operating trends only. For further information relating to the information summarized herein, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety.

Recent ON Semiconductor Results

Our revenue for the year ended December 31, 2020 was $5,255.0 million, a decrease of 4.8% from $5,517.9 million for the year ended December 31, 2019. The decrease was attributable to reduced demand for our products across PSG, ASG and ISG primarily due to the negative impact from the COVID-19 pandemic. During 2020, while we reported net income attributable to ON Semiconductor of $234.2 million compared to $211.7 million in 2019, our operating income during 2020 was $348.7 million compared to $432.7 million during 2019. While the decrease in operating income was primarily due to the pervasive macroeconomic impacts of the COVID-19 pandemic, the increase in net income attributable to ON Semiconductor was due to the income tax benefit recorded during the year. Our gross margin decreased by approximately 310 basis points to 32.7% in 2020 from 35.8% in 2019. See discussion under "Results of Operations" for further discussion on the reasons for the fluctuations year over year.

Business and Macroeconomic Environment

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on global economic activity, including creating supply chain and market disruption. While certain measures enacted in 2020 to contain the spread of the COVID-19 pandemic have since been relaxed in many jurisdictions, the extent to which the pandemic will impact demand for our products depends on future developments, which are highly uncertain and difficult to predict, including new information that may emerge concerning the severity and longevity of the pandemic, and actions to contain and treat its impact.

We historically have pursued, and expect to continue to pursue, cost-saving initiatives to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels based on our current sales and manufacturing projections. We have taken, and continue to take, significant cost containment efforts, including, but not limited to, workforce reductions, reducing discretionary spending, furloughs, and mandatory vacations. While all our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates. There can be no assurances that we will adequately forecast the impact of adverse economic conditions on our business or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

The Impact of the COVID-19 Pandemic on our Business

In an effort to protect the health and safety of our employees, we have taken proactive, aggressive actions to adopt social distancing policies at our locations around the world, including reducing the number of people in our sites at any one time, encouraging our employees to work from home where possible, limiting the number of employees attending meetings and significantly reducing employee travel. In our role as responsible corporate citizens, we have taken actions to support our global communities by providing personal protective equipment to hospitals and health workers. We will continue to actively monitor implications of the COVID-19 pandemic on our business and may take further actions to adjust our business operations if deemed necessary, or as required by federal, state, or local law.

During the majority of 2020, our results of operations were adversely impacted due to the reduced demand from our customers, government-mandated temporary shutdowns of certain of our facilities, supply shortages and other logistical constraints arising from the COVID-19 pandemic. However, towards the end of 2020, we experienced a meaningful improvement in the demand for most of our products, specifically products in the automotive sector that had been significantly impacted by the pandemic. However, current demand levels have yet to reach levels achieved before the pandemic. While we believe that our business has stabilized from the impact of the pandemic, a possible resurgence or another wave of the pandemic could alter the business and economic landscape again. We expect volatility in demand to continue in varying duration and severity until such time as the COVID-19 pandemic is effectively contained globally. Our long-term fundamentals remain strong as we believe that we are well-positioned for growth as business conditions continue to improve. We believe that secular trends in the automotive, industrial, and cloud-power end-markets, which are our primary areas of focus, will continue to drive long-term growth in the semiconductor industry.

Results of Operations

Our results of operations for the year ended December 31, 2020 includes the full year results, and our results of operations for the year ended December 31, 2019 includes partial year results of Quantenna, which we acquired on June 19, 2019.

For a discussion and comparison of the results of our operations for the year ended December 31, 2019 with the year ended December 31, 2018, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2019 filed with the SEC on February 19, 2020.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2020	2019	Change
Revenue	$5,255.0	$5,517.9	$(262.9)
Cost of revenue (exclusive of amortization shown below)	3,539.2	3,544.3	(5.1)
Gross profit	1,715.8	1,973.6	(257.8)
Operating expenses:
Research and development	642.9	640.9	2.0
Selling and marketing	278.7	301.0	(22.3)
General and administrative	258.7	284.0	(25.3)
Litigation settlement	—	169.5	(169.5)
Amortization of acquisition-related intangible assets	120.3	115.2	5.1
Restructuring, asset impairments and other charges, net	65.2	28.7	36.5
Intangible asset impairment	1.3	1.6	(0.3)
Total operating expenses	1,367.1	1,540.9	(173.8)
Operating income	348.7	432.7	(84.0)
Other income (expense), net:
Interest expense	(168.4)	(148.3)	(20.1)
Interest income	4.9	10.2	(5.3)
Loss on debt refinancing and prepayment	—	(6.2)	6.2
Other expense	(8.6)	(11.8)	3.2
Other income (expense), net	(172.1)	(156.1)	(16.0)
Income before income taxes	176.6	276.6	(100.0)
Income tax (provision) benefit	59.8	(62.7)	122.5
Net income	236.4	213.9	22.5
Less: Net income attributable to non-controlling interest	(2.2)	(2.2)	—
Net income attributable to ON Semiconductor Corporation	$234.2	$211.7	$22.5

Revenue

Revenue was $5,255.0 million and $5,517.9 million for 2020 and 2019, respectively. The decrease from 2019 to 2020 of $262.9 million, or 4.8%, was primarily attributable to a 6.5%, 3.1% and 2.5% decrease in revenue in PSG, ASG and ISG, respectively, which is further explained below. We had one customer, a distributor, whose revenue accounted for approximately 11% of the total revenue for the year ended December 31, 2020.

Revenue by operating and reportable segments was as follows (dollars in millions):

	2020	As a % of Revenue (1)	2019	As a % of Revenue (1)
PSG	$2,606.1	49.6%	$2,788.3	50.5%
ASG	1,910.4	36.4%	1,972.3	35.7%
ISG	738.5	14.1%	757.3	13.7%
Total revenue	$5,255.0		$5,517.9
_______________________

(1) Certain of the amounts may not total due to rounding of individual amounts.

Revenue from PSG

Revenue from PSG decreased by $182.2 million, or approximately 7%, during 2020 compared to 2019. The revenue from our Advanced Power Division and Protection and Signal Division decreased by $116.8 million and $49.1 million, respectively. The decreases were due to a combination of a general decline in demand for these products due to economic conditions caused by the COVID-19 pandemic, and was exacerbated by internal delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia, which operated at significantly reduced capacity levels during portions of the first half of 2020 as a result of the COVID-19 pandemic.

Revenue from ASG

Revenue from ASG decreased by $61.9 million, or approximately 3%, during 2020 compared to 2019. The revenue from our Automotive Division and Mobile, Computing and Cloud Division decreased by $47.4 million and $39.6 million, respectively, and was partially offset by an increase in revenue of $34.1 million in our Wireless Connectivity Solutions Division, which included the acquired Quantenna business. The decreases in demand for the products in these divisions was primarily due to the economic conditions as a result of the COVID-19 pandemic, and specifically the automotive industry during the first half of the year, which has started to experience a meaningful recovery during the fourth quarter. Similar to PSG, this decrease was exacerbated by delays in fulfilling certain customer orders due to our factories in China, the Philippines and Malaysia, which operated at a significantly reduced capacity levels during portions of the first half of 2020 as a result of the COVID-19 pandemic.
Revenue from ISG

Revenue from ISG decreased by $18.8 million, or 2.5%, during 2020 compared 2019, which was primarily due to the decrease in revenue from our Automotive Sensing Division of $20.0 million, which was due to decreased demand and delays in fulfilling certain customer orders due to supply chain constraints during the first half of 2020 as a result of the COVID-19 pandemic.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or regions, are as follows (dollars in millions):

	2020	As a % of Revenue (1)	2019	As a % of Revenue (1)
Singapore	$1,799.5	34.2%	$1,713.1	31.0%
Hong Kong	1,311.6	25.0%	1,417.3	25.7%
United Kingdom	805.9	15.3%	921.6	16.7%
United States	728.6	13.9%	810.3	14.7%
Other	609.4	11.6%	655.6	11.9%
Total	$5,255.0		$5,517.9
_______________________

(1) Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segment was as follows (dollars in millions):

	2020	As a % of Segment Revenue (1)	2019	As a % of Segment Revenue (1)
PSG	$801.7	30.8%	$976.0	35.0%
ASG	730.5	38.2%	794.8	40.3%
ISG	237.7	32.2%	275.4	36.4%
Gross profit for all segments	$1,769.9		$2,046.2
Unallocated manufacturing costs (2)	(54.1)	(1.0)%	(72.6)	(1.3)%
Total gross profit	$1,715.8	32.7%	$1,973.6	35.8%
___________________

(1) Certain of the amounts may not total due to rounding of individual amounts.

(2) Unallocated manufacturing costs are presented as a percentage of total revenue (2019 includes expensing of the fair market value step-up of inventory of $19.6 million acquired from Quantenna).

Our gross profit was $1,715.8 million during 2020 compared to $1,973.6 million during 2019 representing a decrease of $257.8 million, or approximately 13%. Our gross margin decreased to 32.7% during 2020 compared to 35.8% during 2019. The decrease in gross profit and gross margin were attributable to a significant decline in sales volume due to the COVID-19 pandemic and a decline in average selling prices.

While the improving business conditions during the second half of 2020 positively impacted our gross margins, we incurred additional expenses for freight, transportation and cleaning costs to operate our facilities in compliance with local government regulations that had an adverse impact on our gross margin.

Operating Expenses

Research and Development

Research and development expenses were $642.9 million and $640.9 million, or approximately 12% of revenue during each of 2020 and 2019, representing an increase of $2.0 million, or approximately 0.3% year-over-year. While there was a decrease in the cost of external consultants and travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic, these decreases were offset due to the payroll expenses for Quantenna employees for the entire year in 2020.

Selling and Marketing

Selling and marketing expenses were $278.7 million and $301.0 million, or approximately 5% of revenue during each of 2020 and 2019, representing a decrease of $22.3 million, or approximately 7.4% year-over-year. The decrease was primarily related to a significant decrease in travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic and nominal decreases in payroll expenses as a result of furloughs and the VSP and Involuntary Separation Program ("ISP") offered during 2020. Please see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a more detailed description of the VSP and the ISP.

General and Administrative

General and administrative expenses were $258.7 million and $284.0 million, or approximately 5% of revenue during each of 2020 and 2019, representing a decrease of $25.3 million, or approximately 9% year-over-year. This decrease was primarily attributable to a decrease in stock compensation expense, travel-related expenses due to the cost-saving measures and travel restrictions implemented in response to the COVID-19 pandemic and certain other categories due to the general cost-saving measures.

Litigation Settlement

During 2019, we reached a litigation settlement with Power Integrations, Inc. ("PI"). In connection with the settlement, we incurred an expense of $169.5 million, and ultimately paid $175.0 million in cash, pursuant to which all outstanding legal and administrative disputes were withdrawn by both the parties. No such expenses were incurred during 2020. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information with respect to the litigation settlement with PI.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $120.3 million and $115.2 million for 2020 and 2019, respectively. The increase of $5.1 million, or approximately 4.4%, was primarily due to the amortization of intangible assets acquired from Quantenna.

See Note 5: ''Acquisitions, Divestiture and Licensing Transactions'' and Note 6: ''Goodwill and Intangible Assets'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information with respect to the acquired intangible assets.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $65.2 million and $28.7 million for 2020 and 2019, respectively. Amounts incurred during 2020 related to the VSP, ISP and other restructuring programs, primarily through workforce reductions. Included in 2020 were also asset impairment charges amounting to $17.5 million. Amounts incurred during 2019 related to the post-Quantenna acquisition related restructuring program as well as certain restructuring actions undertaken by us aimed at cost savings, primarily through workforce reductions.

For additional information, see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Intangible Asset Impairment

Intangible asset impairment charges were $1.3 million and $1.6 million for 2020 and 2019, respectively, related to the cancellation and abandonment of certain IPRD projects during the year.

See Note 6: ''Goodwill and Intangible Assets'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Other Income and Expenses

Interest Expense

Interest expense increased by $20.1 million, or approximately 14%, to $168.4 million during 2020 compared to $148.3 million in 2019, primarily due to an increase in the outstanding balances of long-term debt as a result of the borrowings under the Revolving Credit Facility (which was subsequently repaid) and our issuance of the 3.875% Notes, offset partially by the repayment of our 1.00% Notes. We recorded amortization of debt discount to interest expense of $38.2 million and $37.8 million for 2020 and 2019, respectively. Our average gross amount of long-term debt balance (including current maturities) during 2020 and 2019 was $3,669.4 million and $3,344.1 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was 4.6% and 4.4% per annum in 2020 and 2019, respectively.

See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Loss on Debt Refinancing and Prepayment

We recorded loss on debt refinancing and prepayment of $6.2 million during 2019 related to the activity under the Amended Credit Agreement. No such expenses were incurred during 2020.

Other Income (Expense)

Other expense decreased by $3.2 million, or approximately 27%, from 2019 to 2020. The decrease was primarily attributable to a decrease of $11.6 million in actuarial losses on our pension obligations during 2020 compared to 2019, offset by the recognition of an indemnification gain of $7.8 million primarily attributable to the resolution of a foreign tax dispute and other IP related claims during 2019.

Income Tax Provision

We recorded an income tax benefit of $59.8 million and a provision of $62.7 million in 2020 and 2019, respectively.

The income tax benefit for the year ended December 31, 2020 consisted of discrete benefits of $63.0 million primarily due to the recognition of certain deferred tax assets, net of deferred tax liabilities, related to the domestication of certain foreign subsidiaries and a benefit of $49.4 million related to the release of valuation allowance against certain state deferred tax assets. These benefits were partially offset by a provision of $43.9 million for income and withholding taxes of certain of our foreign and domestic operations, a $2.3 million discrete provision relating to prior year uncertain tax positions, a discrete provision of $5.5 million relating to additional foreign valuation allowance, and $0.9 million of other discrete items.

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

Contractual Obligations

Our principal outstanding contractual obligations relate to our long-term debt, operating lease liabilities and purchase obligations. The following table summarizes our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in the future (in millions):

	Payments Due by Period
Contractual obligations (1)	Total	2021	2022	2023	2024	2025	Thereafter
Long-term debt (2)	$4,110.8	$699.0	$107.9	$104.7	$785.8	$77.3	$2,336.1
Operating lease liabilities	174.6	36.5	30.1	23.1	20.8	14.2	49.9
Purchase obligations for (3):
Capital expenditures	58.1	52.0	4.8	1.3	—	—	—
Inventory and external manufacturing	1,256.9	418.6	339.5	245.9	246.0	3.4	3.5
Information technology and support services	16.1	8.8	4.8	2.2	0.3	—	—
Other (4)	307.2	45.5	249.8	10.1	1.7	0.1	—
Total contractual obligations	$5,923.7	$1,260.4	$736.9	$387.3	$1,054.6	$95.0	$2,389.5
_______________________

(1)The table above excludes approximately $45.1 million of liabilities related to unrecognized tax benefits because we are unable to reasonably estimate the timing of the settlement of such liabilities.
(2)Includes interest payments at applicable rates as of December 31, 2020.
(3)These represent our off-balance sheet arrangements (See "Liquidity and Capital Resources - Off-Balance Sheet Arrangements" for further information).
(4)During 2019, we incurred additional commitments relating to the pending acquisition of a manufacturing facility, of which, $170.0 million has been deposited with the seller already. The remaining commitment of $230.0 million will be owed on or around December 31, 2022. See Note 5: ''Acquisitions, Divestiture and Licensing Transactions'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

The table also excludes our pension obligations. We expect to make cash contributions to comply with local funding requirements and required benefit payments of approximately $22.1 million and $7.0 million, respectively, in 2021. This future payment estimate assumes we continue to meet our statutory funding requirements. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. Beyond 2021, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. See Note 12: ''Employee Benefit Plans'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our pension obligations.

Our balance of cash and cash equivalents was $1,080.7 million as of December 31, 2020. We believe that our cash flows from operations, coupled with our existing cash and cash equivalents, and cash available from our Revolving Credit Facility, will be adequate to fund our operating, debt repayment and capital needs for at least the next 12 months. Total cash and cash equivalents at December 31, 2020 include approximately $489.1 million available in the United States. We require a substantial amount of cash in the United States for operating requirements, debt service, debt repayments and acquisitions. While we hold a significant amount of cash and cash equivalents outside the United States in various foreign subsidiaries, we have the ability to obtain cash in the United States in order to cover our domestic needs, through distributions from our foreign subsidiaries, by utilizing existing credit facilities or through new bank loans or debt obligations.

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

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2020, our Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under our Revolving Credit Facility as of December 31, 2020, which reduced our borrowing capacity dollar-for-dollar. As of December 31, 2020, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $9.7 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries', which totaled $0.9 million as of December 31, 2020. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

We have not recorded any liability in connection with these letters of credit and guarantee arrangements. See Note 9: ''Long-Term Debt,'' and Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements found elsewhere in this Form 10-K for additional information.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses, including, but not limited to, losses due to IP infringement, environmental contamination and other property damage, personal injury, our failure to comply with applicable laws, our negligence or willful misconduct or our breach of representations, warranties or covenants related to such matters as title to sold assets.
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

Similarly, the agreement and plan of merger relating to the acquisition of Quantenna (the "Quantenna Agreement") provides for indemnification and insurance rights in favor of Quantenna’s then current and former directors, officers, employees and agents. Specifically, we have agreed that, for no fewer than six years following the Quantenna acquisition, we will: (a) indemnify and hold harmless each such indemnified party to the fullest extent permitted by Delaware law in the event of any threatened or actual claim suit, action, proceeding or investigation against the indemnified party based in whole or in part on, or pertaining to, such person’s serving as a director, officer, employee or agent of Quantenna or its subsidiaries or predecessors prior to the effective time of the acquisition or in connection with the Quantenna Agreement; (b) maintain in effect provisions of the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries regarding the elimination of liability of directors and indemnification of officers, directors and employees that are no less advantageous to the intended beneficiaries than the corresponding provisions in the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries in existence on the date of the Quantenna Agreement; and (c) obtain and fully pay the premium for a non-cancelable extension of directors’ and officers’ liability coverage of Quantenna’s directors’ and officers’ policies and Quantenna’s fiduciary liability insurance policies in effect as of the date of the Quantenna Agreement.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,080.7 million as of December 31, 2020. We require cash to fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments, for debt service including principal and interest, for research and development, for capital expenditures, and to repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. During 2019, we entered into an agreement on the pending acquisition of a manufacturing facility and completed the acquisition of Quantenna.

We believe that the key factors that could affect our internal and external sources of cash include:
•Geopolitical and macroeconomic factors caused by the COVID-19 pandemic which has had, and is expected to continue to have, negative impacts on the economies of the majority of countries and industries. While there has been a nominal recovery during the second half of 2020, the ultimate effect of the COVID-19 pandemic and the responses of various governmental entities and industries thereto, the duration and severity and the possibility of the re-emergence of the pandemic in future months and the anticipated recovery period is uncertain.
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

The following are some of the significant sources and uses of cash during 2020 outside of our operating activities and regular capital expenditures:
•Borrowing of $1,165.0 million under the Revolving Credit Facility on March 24, 2020 and repayment of $1,200.0 million of such borrowings using the net proceeds from the issuance of the 3.875% Notes and cash on hand on August 21, 2020.
•Issuance of $700.0 million of 3.875% Notes on August 21, 2020, the net proceeds of which were used to repay a portion of the outstanding borrowings under the Revolving Credit Facility.

•Additional deposit of $100.0 million for the pending acquisition of GFUS’s East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on October 5, 2020.
•Repayment upon maturity of the principal portion of the 1.00% Notes amounting to $690.0 million on December 1, 2020.
•Repayment of $65.0 million of the outstanding borrowings under the Revolving Credit Facility on December 31, 2020.
•Repurchase of 3.6 million shares of common stock for an aggregate purchase price of approximately $65.3 million under the 2018 Share Repurchase Program
Our ability to service our long-term debt, including our 3.875% Notes, 1.625% Notes, Revolving Credit Facility and Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, timing of the full economic recovery from the COVID-19 pandemic, as well as to financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.
If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us. We believe that cash flow from operating activities coupled with existing cash and cash equivalents and existing credit facilities will be adequate to fund our operating, debt repayment and capital needs, as well as enable us to maintain compliance with our various debt agreements, through at least the next 12 months. To the extent that results or events differ from our financial projections or business plans, our liquidity may be adversely impacted.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during 2020, we paid approximately $383.6 million for capital expenditures, while in 2019 we paid approximately $534.6 million. While our capital expenditures have historically been approximately 6% to 7% of annual revenue, we incurred capital expenditures of approximately 7% and 10% of annual revenue in 2020 and 2019, respectively. We expect to incur capital expenditures in the range of 7% to 8% of revenue in 2021 to further improve our manufacturing cost structure. Future capital expenditures are expected to be lower, however, may be impacted by events and transactions that are not currently forecasted.

As of December 31, 2020, there was $1,614.5 million outstanding under the Term Loan "B" Facility and $700.0 million outstanding under the Revolving Credit Facility, in addition to the 3.875% Notes for $700.0 million and 1.625% Notes for $575.0 million, of which the 1.625% Notes net of unamortized discount and issuance costs has been reclassified as a current portion of long-term debt. The associated interest expense related to this indebtedness will continue to have a significant impact on our results of operations.

See Note 5: ''Acquisitions, Divestiture and Licensing Transactions'' and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $884.3 million, $694.7 million, and $1,274.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our operating cash flows for the year ended December 31, 2020 increased by $189.6 million, or 27.3%, compared to the year ended December 31, 2019, which was primarily due to the payment of $175.0 million in 2019 to PI relating to a litigation settlement, which decreased our cash flows during 2019. Although, there was a significant decrease in operating income and income before income taxes in 2020 due to decreased demand for our products as a result of the COVID-19 pandemic, the negative impact on the cash flows provided from operating activities were offset by effective working capital management.

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

Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $960.5 million as of December 31, 2020 and has fluctuated between $879.3 million and $1,057.1 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $1,509.6 million as of December 31, 2020 and has fluctuated between $1,071.4 million and $2,379.8 million at the end of each of our last eight fiscal quarters. The significant fluctuation was due to the additional borrowings under the Revolving Credit Facility during 2020 in light of the COVID-19 pandemic. For the year ended December 31, 2020, there was not a significant impact to our working capital as we tried to manage our business conservatively in light of the negative impact from the COVID-19 pandemic.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2020. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments, see Note 9: ''Long-Term Debt'' and for further discussion on the 2018 Share Repurchase Program and the 2014 Share Repurchase Program (as defined below), see Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2020 Financing Events

Maturity and Settlement of 1.00% Notes due 2020

The 1.00% Notes matured on December 1, 2020. The maturity of the notes resulted in us paying $690.0 million in cash, representing the principal portion of the 1.00% Notes, to holders of the 1.00% Notes using our available cash and cash equivalents.

The excess over the principal amount was settled by issuing shares of common stock held in treasury. At the time of issuance of the 1.00% Notes, we concurrently entered into hedge transactions with certain of the initial purchasers of the 1.00% Notes, and accordingly, repurchased an equivalent number of shares of our common stock at fair market value, to effectively offset the issuance of shares.

Also at the time of issuance of the 1.00% Notes, we sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase from us, the equivalent number of shares of our common stock at a price of $25.96 per share. These warrants can be exercised by the holders beginning in March 2021 and expire no later than April 2021. We currently anticipate the holders to exercise the warrants to purchase up to 37.3 million shares of common stock from us, which will be settled on a net-share basis depending on the average stock price on the day of exercise.

Issuance of 3.875% Notes

On August 21, 2020, we completed a private offering of $700.0 million aggregate principal amount of the 3.875% Notes. The 3.875% Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 3.875% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of our subsidiaries that is a borrower or guarantor under the Amended Credit Agreement and will also be fully and unconditionally guaranteed by any our subsidiaries that becomes a borrower or guarantees any indebtedness under the Amended Credit Agreement in the future.

The 3.875% Notes and the guarantees thereof are ours' and the guarantors' general unsecured obligations, respectively, and (i) rank equally in right of payment with all of ours' and the guarantors’ existing and future senior indebtedness (including the 1.625% Notes); (ii) rank senior to any subordinated indebtedness that we or the guarantors may incur; (iii) are effectively subordinated to all of ours' or the guarantors’ existing and future secured indebtedness (including indebtedness under the Amended Credit Agreement), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated in right of payment to all existing and future obligations of our subsidiaries that are not guarantors of the 3.875% Notes.

The 3.875% Notes bear interest at a rate of 3.875% per year, payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2021, and will mature on September 1, 2028, unless earlier redeemed or repurchased by us. In connection with the issuance, we incurred original issue discount and debt issuance costs amounting to $9.4 million, which has been capitalized and will be amortized to interest expense through the maturity date of September 1, 2028. The net proceeds from the issuance of the 3.875% Notes were used entirely to repay borrowings under the Revolving Credit Facility.

Borrowing and repayment under the Revolving Credit Facility

On March 24, 2020, we borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic. Due to better macroeconomic and business conditions, on August 21, 2020, we used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200.0 million of outstanding borrowings. Additionally, on December 31, 2020, we repaid $65.0 million of outstanding borrowings under the Revolving Credit Facility. As of December 31, 2020, approximately $1,269.0 million was available for future borrowings under the Revolving Credit Facility.

Amendments to the Amended Credit Agreement

On June 23, 2020, we entered into the Eighth Amendment ("Eighth Amendment") to the Amended Credit Agreement with the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required Lenders (as defined in the Amended Credit Agreement). The Eighth Amendment provided for, among other things, (i) replacing the defined term "Capital Lease Obligations" with a new defined term "Finance Lease Obligations," providing that such obligations only include property classified as finance leases under U.S. GAAP and (ii) making certain amendments in connection with the proposed domestication of ON Management Ltd. and Quantenna Ltd., each of which is our subsidiary that is not a Loan Party (as defined in the Amended Credit Agreement) and both of which hold economic rights in certain intellectual property, from Bermuda entities to Delaware entities, including, among other things, (a) permitting Investments (as defined in the Amended Credit Agreement) by any Loan Party in any Foreign Subsidiary (as defined in the Amended Credit Agreement) if the proceeds of such Investments are used for Capital Expenditures (as defined in the Amended Credit Agreement) ("Capital Expenditure Investments") and (b) increasing the amount of certain permitted intercompany Investments by any Loan Party in any subsidiary that is not a Loan Party by an amount (which shall not be less than zero) equal to (A) Net Royalties (as defined in the Amended Credit Agreement) minus (B) the aggregate amount of Capital Expenditure Investments.

2018 Share Repurchase Program

During 2020, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of $65.3 million pursuant to the 2018 Share Repurchase Program.

2019 Financing Events

Amendments to the Amended Credit Agreement

On June 12, 2019, we entered into the Fifth Amendment to the Amended Credit Agreement (the "Fifth Amendment"), with the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing lender, the "2019 Incremental Revolving Lenders" (as defined in the Fifth Amendment) party thereto, and the "New Required Lenders" (as defined in the Fifth Amendment) party thereto. The Fifth Amendment provided for, among other things, modifications to the Amended Credit Agreement to: (i) increase the amount that may be borrowed pursuant to the Revolving Credit Facility by $900.0 million to $1.9 billion; (ii) extend the maturity date of borrowings under the Revolving Credit Facility to the later of (x) December 30, 2022 or (y) June 12, 2024, so long as the borrowings under the Term Loan "B" Facility have been fully repaid or otherwise redeemed, discharged or defeased on or prior to December 30, 2022, or if the maturity date of borrowings under the Term Loan "B" Facility has been extended prior to December 30, 2022, to a date no earlier than June 12, 2024; and (iii) amend certain financial covenants, including deleting the minimum Interest Coverage Ratio and increasing the maximum Consolidated Total Net Leverage Ratio (as such terms are defined in the Amended Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 during any period of four consecutive fiscal quarters commencing after a Permitted Acquisition (as defined in the Amended Credit Agreement) with consideration in excess of $250.0 million. On June 19, 2019, we drew $900.0 million of the Revolving Credit Facility to partially fund the acquisition of Quantenna.

On August 15, 2019, we entered into the Sixth Amendment to the Amended Credit Agreement (the "Sixth Amendment"), which increased amounts that may be borrowed under the Revolving Credit Facility by $70.0 million to $1.97 billion.

On September 19, 2019, we entered into the Seventh Amendment to the Amended Credit Agreement (the "Seventh Amendment"). The Seventh Amendment provided for, among other things, modifications to the Amended Credit Agreement to (i) increase the amount that may be borrowed pursuant to the Term Loan "B" Facility by approximately $500.5 million, up to an aggregate principal amount of $1.635 billion; (ii) extend the maturity date of borrowings under the Term Loan "B" Facility to September 19, 2026; (iii) for any interest period ending after the date of the Seventh Amendment, increase the interest rate for borrowings under the Term Loan "B" Facility to (a) with respect to eurocurrency loans, a base rate per annum equal to the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus an applicable margin of 2.00% and (b) with respect to alternate base rate loans, a base rate per annum equal to the Alternate Base Rate (as defined in the Amended Credit Agreement) plus an applicable margin equal to 1.00%; and (iv) make certain amendments providing for the determination of an alternate interest rate to the Adjusted LIBO Rate and/or the LIBO Rate (as defined in the Amended Credit Agreement) in the event of certain circumstances that result in the inability to adequately and reasonably determine such rates or such rates no longer adequately and fairly reflecting the cost of the applicable loans. In addition, pursuant to the Fifth Amendment (defined above), as a result of the extension described in (ii) above, the maturity date of borrowings under the Revolving Credit Facility was extended to June 12, 2024. We utilized the additional borrowings pursuant to the Seventh Amendment to repay $500.0 million of the outstanding balance under the Revolving Credit Facility.

2018 Share Repurchase Program

During 2019, we repurchased 7.8 million shares of our common stock for an aggregate purchase price of $138.9 million pursuant to the 2018 Share Repurchase Program.

2018 Financing Events

Amendments to the Amended Credit Agreement

On May 31, 2018, we, the Guarantors (as defined in the Amended Credit Agreement), the several lenders party thereto and the Agent (as defined in the Amended Credit Agreement) entered into the Fourth Amendment to the Amended Credit Agreement (the “Fourth Amendment”). Pursuant to the Fourth Amendment, for any interest period ending after the date of the Fourth Amendment, Eurocurrency Loans (as defined in the Amended Credit Agreement) will accrue interest at (i) a base rate per annum equal to the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) plus (ii) an applicable margin equal to (x) 1.25% with respect to borrowings under the Revolving Credit Facility (with step-downs and step-ups as set forth in the Amended Credit Agreement) or (y) 1.75% with respect to borrowings under the Term Loan “B” Facility.

Pursuant to the Fourth Amendment, ABR Loans (as defined in the Amended Credit Agreement) will accrue interest at (i) a base rate per annum equal to the highest of (x) the federal funds rate plus 0.50%, (y) the prime commercial lending rate announced by the Agent from time to time as its prime lending rate and (z) the Adjusted LIBO Rate (as defined in the Amended Credit Agreement) for a one month interest period (or if such day is not a business day, the immediately preceding business day) (determined after giving effect to any applicable “floor”) plus 1.00%; provided that, the Adjusted LIBO Rate for any day shall be based on the LIBO Rate (as defined in the Amended Credit Agreement), subject to the interest rate floors set forth in the Amended Credit Agreement, plus (ii) an applicable margin equal to (x) 0.25% with respect to borrowings under the Revolving Credit Facility (with step-ups as set forth in the Amended Credit Agreement) or (y) 0.75% with respect to borrowings under the Term Loan "B" Facility.

During the year ended December 31, 2018, we prepaid $70.0 million of borrowings under the Term Loan "B" Facility.

2014 Share Repurchase Program

During 2018, we repurchased 16.8 million shares of our common stock for an aggregate purchase price of $315.0 million under the 2014 Share Repurchase Program (as defined below).

Debt Guarantees and Related Covenants

As of December 31, 2020, we were in compliance with the indentures relating to our 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. Our 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and our guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations and are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) variable and share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of indefinite-lived intangible assets, long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

Revenue. We generate revenue from sales of our semiconductor products to OEMs, electronic manufacturing service providers and distributors. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We recognize revenue when we satisfy a performance obligation in an amount reflecting the consideration to which we expect to be entitled. For sales agreements, we have identified the promise to transfer products, each of which is distinct, to be the performance obligation. For product development agreements, we have identified the completion of a service defined in the agreement to be the performance obligation. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied. We allocate the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. Substantially all of our revenue is recognized at the time control of the products transfers to the customer.

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

Our OEM customers do not have the right to return products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue are recognized, and are netted against revenue. For non-quality related returns, we recognize a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. We record a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenue, based on the experience with each customer.

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value and record provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. The determination of projected end-user demand requires the use of estimates and assumptions related to projected unit sales for each product. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory that is considered to be in excess of anticipated demand is reserved, impacting our cost of revenue and gross profit. The majority of product inventory that has been previously reserved is ultimately discarded. However, we do sell some products that have previously been written down, such sales have historically been consistently insignificant and the related impact on our margins has also been insignificant.

Variable and Share-Based Compensation. We record compensation expense for all share-based payment awards, including RSUs and shares issued under the ESPP, and measure them at the grant date, based on the estimated fair value of the award, and we recognize each such award as an expense over the performance measurement period and/or employee's requisite service period. We have outstanding awards with service, performance, and market-based vesting conditions. Determining the amount of share-based compensation requires us to develop estimates and use valuation models in calculating the grant-date fair value of the award. Additionally, employees are compensated on a variable basis during periods when we are profitable and certain performance goals are achieved. Determining the amount of variable compensation expense requires us to estimate future profitability and achievement of performance goals, which involves judgment.

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

In determining the amount of the valuation allowance, estimated future taxable income, feasible tax planning strategies, future reversals of existing temporary differences and taxable income in prior carryback years, if a carryback is permitted are considered. If we determine it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if we determine it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. No tax benefit is recognized for tax positions that are not more likely than not to be sustained. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact to our effective tax rate.

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

As of December 31, 2020, our gross long-term debt (including current maturities) totaled $3,589.5 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,775.0 million. We do have interest rate exposure with respect to the $814.5 million balance of our variable interest rate debt outstanding as of December 31, 2020. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $4.1 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. Our interest rate swaps hedge the majority of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

While we have recently begun to observe stabilization in the capital markets impacted by the COVID-19 pandemic, there can be no assurance that equity or borrowings will be available when we access the capital markets again or, if available, will be at rates or prices acceptable to us.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2020 and 2019 was $263.4 million and $183.3 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $129.7 million for the year ended December 31, 2020, assuming no offsetting hedge position or correlated activities.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Executive Officers of the Registrant" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "Management Proposals—Proposal No. 1: Election of Directors," "The Board of Directors and Corporate Governance," "Section 16(a) Reporting Compliance" and "Miscellaneous Information—Stockholder Nominations and Proposals" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020 in connection with our 2021 Annual Meeting of Stockholders ("Proxy Statement").

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance—Code of Business Conduct" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance—2020 Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "ON Semiconductor 2020 Pay Ratio

Disclosure" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions "Principal Stockholders," "Share Ownership of Directors and Officers" and "Share-Based Compensation Plan Information" in our Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018	117

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1
Asset Purchase Agreement, dated as of March 11, 1997, between Fairchild Semiconductor Corporation and National Semiconductor Corporation (incorporated by reference to Exhibit 2.02 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))†

2.2
Reorganization Agreement, dated as of May 11, 1999, among Motorola, Inc., SCG Holding Corporation and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.3(a)
Agreement and Plan of Recapitalization and Merger, as amended, dated as of May 11, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.3(b)
Amendment No. 1 to Agreement and Plan of Recapitalization and Merger, dated as of July 28, 1999, among SCG Holding Corporation, Semiconductor Components Industries, LLC, Motorola, Inc., TPG Semiconductor Holdings LLC, and TPG Semiconductor Acquisition Corp. (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))†

2.4(a)
Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated July 15, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 4, 2010)†

2.4(b)
Amendment No. 1 to Purchase Agreement by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC and SANYO Electric Co., Ltd. dated November 30, 2010 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 6, 2011)†

2.5
Agreement and Plan of Merger by and among ON Semiconductor Benelux B.V., Alpine Acquisition Sub, Aptina, Inc. and Fortis Advisors LLC, as Equityholder Representative, dated as of June 9, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014)†

2.6
Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)†

2.7
Agreement and Plan of Merger, dated March 27, 2019, by and among Quantenna Communications, Inc., ON Semiconductor Corporation and Raptor Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2019)†

3.1(a)
Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.1(b)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.1(c)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)

3.2
By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013)

3.3
Certificate of Designations of Series B Junior Participating Preferred Stock of ON Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2020)

4.1
Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)
Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of March 31, 2017 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

4.2(b)	Form of Global 1.625% Convertible Senior Note due 2023 (included in Exhibit 4.2(a))

4.2(c)
First Supplemental Indenture to the Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of January 7, 2020 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee

4.3(a)
Indenture, dated as of August 21, 2020, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020) Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020)

4.3(b)	Form of Global 3.875% Senior Note due 2028 (included in Exhibit 4.3(a))

4.4	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(1)

4.5
Rights Agreement, dated as of June 8, 2020, between ON Semiconductor Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2020)

10.1
Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on January 11, 2000 (File No. 333-90359))

10.2
Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.3
Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.4(a)
Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.4(b)
Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit  10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

10.5(a)
Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(b)
Guarantee and Collateral Agreement, dated April 15, 2016, made by ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(c)
Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(d)
Joinder to Amended and Restated Guaranty, dated March 15, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the Commission on March 17, 2016)

10.5(e)
Joinder to Amended and Restated Guaranty, dated April 14, 2016, among the guarantors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(f)
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
Seventh Amendment to Credit Agreement, dated September 19, 2019, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on September 20, 2019)

10.5(q)
Eighth Amendment to Credit Agreement, dated as of June 23, 2020, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2020)

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
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2018 form of Performance-Based Award for Senior Vice Presidents and Above) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2018)(2)

10.7(m)
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
2020 Form of Performance-Based Restricted Stock Units Award for Senior Vice Presidents and Above (Upside) under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 5, 2020)(2)

10.7(r)	Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020(1)(2)

10.7(s)	Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020(1)(2)

10.8(a)
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-159381 filed with the Commission on May 21, 2009)(2)

10.8(b)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2013)(2)

10.8(c)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.8(d)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)(2)

10.9
Amended and Restated Employment Agreement, effective June 1, 2017, by and between Semiconductor Components Industries, LLC and Keith Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.10
Amended and Restated Employment Agreement, effective June 1, 2017, by and between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018)(2)

10.11(a)
Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of September 26, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2012)(2)

10.11(b)
Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and Bernard Gutmann, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.12(a)
Employment Agreement between Semiconductor Components Industries, LLC and William Schromm dated as of August 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2014)(2)

10.12(b)
Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and William Schromm, dated as of June 1, 2017 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2017)(2)

10.13(a)
Employment Agreement between Semiconductor Components Industries, LLC and Paul Rolls dated as of July 14, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2015)(2)

10.13(b)
Amendment No. 1 to Employment Agreement by and between Semiconductor Components Industries, LLC and Paul Rolls, effective June 1, 2017 (incorporated by reference to Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018)(2)

10.14
Employment Agreement by and between Semiconductor Components Industries, LLC and Vincent C. Hopkin, dated as of May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2018)(2)

10.15
Employment Agreement by and between Semiconductor Components Industries, LLC and Simon Keeton, dated January 1, 2019 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2019)(2)

10.16	Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020(1)(2)

10.17	Key Officer Severance and Change in Control Agreement by and between Semiconductor Components Industries, LLC and Ross F. Jatou, dated as of October 1, 2020 (1)(2)

10.18	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.19(a)
Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))

10.19(b)
Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.19(c)
Fairchild Benefit Restoration Plan (incorporated by reference to Exhibit 10.23 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))(2)

10.19(d)
Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed with the Commission on July 9, 1997 (File No. 333-28697))

10.19(e)
Intellectual Property Assignment and License Agreement, dated December 29, 1997, between Raytheon Semiconductor, Inc. and Raytheon Company (incorporated by reference to Fairchild Semiconductor International, Inc.’s Current Report on Form 8-K, dated December 31, 1997, filed with the Commission on January 13, 1998. (File No. 333-26897))

10.20(a)
Asset Purchase Agreement, dated as of April 22, 2019, between GLOBALFOUNDRIES U.S. Inc. and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019)†

10.20(b)
Amendment No. 1 to Asset Purchase Agreement, dated October 1, 2020, by and among Semiconductor Components Industries, LLC, GLOBALFOUNDRIES U.S. Inc., and GLOBALFOUNDRIES Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2020)

10.21
Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Power Integrations, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020)

14.1
ON Semiconductor Corporation Code of Business Conduct effective as of August 16, 2016 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2016)

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

February 16, 2021	ON Semiconductor Corporation

By: /s/ HASSANE S. EL-KHOURY
Name: Hassane S. El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE S. EL-KHOURY Hassane S. El-Khoury	President, Chief Executive Officer and Director	February 16, 2021
(Principal Executive Officer)

/s/ BERNARD GUTMANN Bernard Gutmann	Executive Vice President, Chief Financial Officer and Treasurer	February 16, 2021
(Principal Financial Officer)

/s/ BERNARD R. COLPITTS, JR. Bernard R. Colpitts, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2021

*	Chair of the Board of Directors	February 16, 2021
Alan Campbell

*	Director	February 16, 2021
Atsushi Abe

*	Director	February 16, 2021
Susan K. Carter

*	Director	February 16, 2021
Thomas L. Dietrich

*	Director	February 16, 2021
Gilles Delfassy

*	Director	February 16, 2021
Emmanuel T. Hernandez

*	Director	February 16, 2021
Bruce E. Kiddoo

*	Director	February 16, 2021
Paul A. Mascarenas

*	Director	February 16, 2021
Gregory L. Waters

*	Director	February 16, 2021
Christine Y. Yan

*By: /s/ BERNARD GUTMANN Bernard Gutmann	Attorney-in-Fact	February 16, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Ship and Credit Reserves

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s ship and credit reserves are $180.2 million as of December 31, 2020. Sales returns and allowances, which include ship and credit reserves for distributors, are estimated by management based on historical claims data and expected future claims. Provisions for ship and credit claims are provided for in the same period the related revenue is recognized, and are netted against revenue.

The principal considerations for our determination that performing procedures relating to ship and credit reserves is a critical audit matter are the significant judgment by management in estimating the reserves, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate management’s expected future claims assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the ship and credit reserves. These procedures also included, among others (i) testing management’s process for determining the estimate, (ii) evaluating the appropriateness of the approach used by management in developing the estimate, (iii) evaluating the reasonableness of the expected future claims assumptions, and (iv) testing the completeness and accuracy of historical claims data. Evaluating the assumptions related to the expected future claims involved evaluating whether the assumptions used were reasonable considering the past claim activity.

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $1,251.4 million as of December 31, 2020, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

The principal considerations for our determination that performing procedures relating to the valuation of inventories is a critical audit matter are the significant judgment by management in developing the write down for excess and obsolete inventories. This in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the reasonableness of management’s analysis, including the inputs utilized and the significant assumptions related to projected end-user demand employed within the analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inventories. These procedures also included, among others (i) testing management’s process for developing the write down for excess and obsolete inventories, (ii) evaluating the appropriateness of the analysis, and (iii) evaluating the reasonableness of the significant assumptions related to projected end-user demand used by management in developing the write down for excess and obsolete inventories. Evaluating the reasonableness of the assumptions related to projected end-user demand involved considering the performance of product sales and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 16, 2021

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,080.7	$894.2
Receivables, net	676.0	705.0
Inventories	1,251.4	1,232.4
Other current assets	176.0	188.4
Total current assets	3,184.1	3,020.0
Property, plant and equipment, net	2,512.3	2,591.6
Goodwill	1,663.4	1,659.2
Intangible assets, net	469.0	590.5
Deferred tax assets	429.0	307.8
Other assets	410.2	256.4
Total assets	$8,668.0	$8,425.5
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$572.9	$543.6
Accrued expenses and other current liabilities	570.0	538.8
Current portion of long-term debt	531.6	736.0
Total current liabilities	1,674.5	1,818.4
Long-term debt	2,959.7	2,876.5
Deferred tax liabilities	57.3	60.2
Other long-term liabilities	418.4	346.3
Total liabilities	5,109.9	5,101.4
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 570,766,439 and 565,562,607 shares issued, 411,842,629 and 411,312,664 shares outstanding, respectively)	5.7	5.7
Additional paid-in capital	4,133.1	3,809.5
Accumulated other comprehensive loss	(57.6)	(54.3)
Accumulated earnings	1,425.5	1,191.3
Less: Treasury stock, at cost; 158,923,810 and 154,249,943 shares, respectively	(1,968.2)	(1,650.5)
Total ON Semiconductor Corporation stockholders’ equity	3,538.5	3,301.7
Non-controlling interest	19.6	22.4
Total stockholders' equity	3,558.1	3,324.1
Total liabilities and stockholders' equity	$8,668.0	$8,425.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenue	$5,255.0	$5,517.9	$5,878.3
Cost of revenue (exclusive of amortization shown below)	3,539.2	3,544.3	3,639.6
Gross profit	1,715.8	1,973.6	2,238.7
Operating expenses:
Research and development	642.9	640.9	650.7
Selling and marketing	278.7	301.0	324.7
General and administrative	258.7	284.0	293.3
Litigation settlement (Note 13)	—	169.5	—
Amortization of acquisition-related intangible assets	120.3	115.2	111.7
Restructuring, asset impairments and other charges, net	65.2	28.7	4.3
Goodwill and intangible asset impairment	1.3	1.6	6.8
Total operating expenses	1,367.1	1,540.9	1,391.5
Operating income	348.7	432.7	847.2
Other income (expense), net:
Interest expense	(168.4)	(148.3)	(128.2)
Interest income	4.9	10.2	6.1
Loss on debt refinancing and prepayment	—	(6.2)	(4.6)
Gain on divestiture of business	—	—	5.0
Licensing income	—	—	36.6
Other expense	(8.6)	(11.8)	(7.1)
Other income (expense), net	(172.1)	(156.1)	(92.2)
Income before income taxes	176.6	276.6	755.0
Income tax (provision) benefit	59.8	(62.7)	(125.1)
Net income	236.4	213.9	629.9
Less: Net income attributable to non-controlling interest	(2.2)	(2.2)	(2.5)
Net income attributable to ON Semiconductor Corporation	$234.2	$211.7	$627.4
Comprehensive income (loss), net of tax:
Net income	$236.4	$213.9	$629.9
Foreign currency translation adjustments	1.8	0.1	0.7
Effects of cash flow hedges	(5.1)	(16.5)	2.0
Other comprehensive income (loss), net of tax	(3.3)	(16.4)	2.7
Comprehensive income	233.1	197.5	632.6
Comprehensive income attributable to non-controlling interest	(2.2)	(2.2)	(2.5)
Comprehensive income attributable to ON Semiconductor Corporation	$230.9	$195.3	$630.1
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.57	$0.52	$1.48
Diluted	$0.56	$0.51	$1.44
Weighted-average shares of common stock outstanding:
Basic	410.7	410.9	423.8
Diluted	418.8	416.0	435.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated (Deficit) Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2017	551,873,115	$5.5	$3,593.5	$(40.6)	$351.5	(126,754,921)	$(1,131.1)	$22.2	$2,801.0
Impact of the adoption of ASU 2016-16	—	—	—	—	(1.4)	—	—	—	(1.4)
Impact of the adoption of ASC 606	—	—	—	—	2.1	—	—	—	2.1
Stock option exercises	794,165	—	5.7	—	—	—	—	—	5.7
Shares issued pursuant to the ESPP	1,516,012	—	24.9	—	—	—	—	—	24.9
RSUs and stock grant awards issued	4,518,328	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,343,961)	(31.6)	—	(31.6)
Share-based compensation	—	—	78.3	—	—	—	—	—	78.3
Repurchase of common stock	—	—	—	—	—	(16,768,511)	(315.3)	—	(315.3)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	2.7	627.4	—	—	2.5	632.6
Balance at December 31, 2018	558,701,620	5.6	3,702.3	(37.9)	979.6	(144,867,393)	(1,478.0)	22.5	3,194.1
Stock option exercises	266,363	—	1.7	—	—	—	—	—	1.7
Shares issued pursuant to the ESPP	1,666,559	—	26.2	—	—	—	—	—	26.2
RSUs and stock grant awards issued	4,928,065	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,620,543)	(33.5)	—	(33.5)
Share-based compensation	—	—	79.4	—	—	—	—	—	79.4
Repurchase of common stock	—	—	—	—	—	(7,762,007)	(139.0)	—	(139.0)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.3)	(2.3)
Comprehensive income (loss)	—	—	—	(16.4)	211.7	—	—	2.2	197.5
Balance at December 31, 2019	565,562,607	5.7	3,809.5	(54.3)	1,191.3	(154,249,943)	(1,650.5)	22.4	3,324.1
Stock option exercises	5,625	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	1,838,256	—	23.6	—	—	—	—	—	23.6
RSUs and stock grant awards issued	3,359,951	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,062,377)	(20.0)	—	(20.0)
Share-based compensation	—	—	67.7	—	—	—	—	—	67.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(5.0)	(5.0)
Shares issued to settle excess over principal for 1.00% Notes	—	—	(88.7)	—	—	11,823,271	88.7	—	—
Repurchase of shares under bond hedges	—	—	321.0	—	—	(11,823,348)	(321.0)	—	—
Comprehensive income (loss)	—	—	—	(3.3)	234.2	—	—	2.2	233.1
Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$236.4	$213.9	$629.9
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	625.1	593.1	508.7
(Gain) loss on sale or disposal of fixed assets	(3.2)	1.9	2.4
Gain on divestiture of business	—	—	(5.0)
Loss on debt refinancing and prepayment	—	6.2	4.6
Amortization of debt discount and issuance costs	12.1	13.0	13.2
Payments for term debt modification	—	—	(1.1)
Share-based compensation	67.7	79.4	78.3
Non-cash interest on convertible notes	38.2	37.8	36.1
Non-cash asset impairment charges	17.5	3.4	2.4
Goodwill and intangible asset impairment charges	1.3	1.6	6.8
Change in deferred tax balances	(122.6)	11.2	69.2
Other	10.5	(0.1)	(1.6)
Changes in assets and liabilities (exclusive of the impact of acquisitions and divestitures):
Receivables	31.4	4.7	(2.7)
Inventories	(26.3)	34.6	(129.5)
Other assets	(60.0)	(34.6)	(37.4)
Accounts payable	34.2	(79.9)	44.8
Accrued expenses and other current liabilities	(18.5)	(201.7)	56.5
Other long-term liabilities	40.5	10.2	(1.4)
Net cash provided by operating activities	$884.3	$694.7	$1,274.2
Cash flows from investing activities:
Purchase of property, plant and equipment	$(383.6)	$(534.6)	$(514.8)
Proceeds from sale of property, plant and equipment	6.3	1.9	36.5
Deposits utilized for purchases of property, plant and equipment	2.2	4.6	4.1
Purchase of business, net of cash acquired	(4.5)	(888.0)	(70.9)
Settlement of purchase price and purchase of equity interest and assets, net of cash acquired	26.0	—	(24.6)
Purchase of license and deposit made for manufacturing facility	(100.0)	(100.0)	—
Proceeds from divestiture of business and release of escrow	—	5.2	8.4
Proceeds from repayment of note receivable	—	—	10.2
Other	—	—	2.2
Net cash used in investing activities	$(453.6)	$(1,510.9)	$(548.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$23.6	$26.2	$25.0
Proceeds from exercise of stock options	—	1.7	5.7
Payments of tax withholding for RSUs	(20.0)	(33.5)	(31.6)
Repurchase of common stock	(65.4)	(139.0)	(315.3)
Issuance and borrowings under debt agreements	1,858.0	1,404.8	15.3
Payment of debt issuance and other financing costs	(2.4)	(24.0)	—
Repayment of borrowings under debt agreements	(2,023.9)	(594.4)	(298.4)
Release of escrow related to prior acquisition	—	(10.4)	—
Payment of finance lease obligations	—	(0.8)	(3.6)
Payments related to prior acquisition	(8.9)	(5.2)	—
Dividend to non-controlling shareholder	(5.0)	(2.3)	(2.2)
Net cash provided by (used in) financing activities	$(244.0)	$623.1	$(605.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.6	0.2	0.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$187.3	$(192.9)	$120.5
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	$894.2	$1,087.1	$966.6
Cash, cash equivalents and restricted cash, end of period (Note 18)	$1,081.5	$894.2	$1,087.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the "Company"), prepares its consolidated financial statements in accordance with GAAP. As of December 31, 2020, the Company was organized into three operating segments, which also represent its three reportable segments: PSG, ASG and ISG. Additional information about the Company's operating and reportable segments is included in Note 3: ''Revenue and Segment Information''.

The Company assessed certain accounting matters that generally require consideration of forecasted financial information in the context of the information reasonably available as of December 31, 2020, and through the filing date of this Form 10-K. The accounting matters assessed included, but were not limited to, the allowance for doubtful accounts, share-based compensation, inventory valuation, carrying value of indefinite-lived intangible assets, other long-lived assets and goodwill, valuation allowance for tax assets, contingencies and revenue recognition. Future assessment of the current expectations, including of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in a material adverse impact to the consolidated financial statements in future reporting periods.

Unless otherwise noted, all dollar amounts are in millions, except per share amounts.

Note 2: Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenue and expenses of all wholly-owned and majority-owned subsidiaries over which the Company exercises control and, when applicable, entities in which the Company has a controlling financial interest or is the primary beneficiary. Investments in affiliates where the Company does not exert a controlling financial interest are not consolidated. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) variable and share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of indefinite-lived intangible assets, long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments with original maturities at the time of purchase of three months or less. The Company maintains amounts on deposit at various financial institutions, which may at times exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions and has not experienced any losses on such deposits.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. General market conditions, as well as the Company's design activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. The determination of projected end-user demand requires the use of estimates and assumptions related to projected unit sales for each product. These write downs can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory that is considered to be in

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

excess of anticipated demand is written down, impacting cost of revenue and gross profit. However, the majority of product inventory that has been previously written down is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been consistently insignificant and the related impact on the Company's gross profit has also been insignificant.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30-50 years for buildings and 3-10 years for computers, machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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

Business Combination Purchase Price Allocation

The allocation of the purchase price of business combinations is based on management estimates and assumptions, which utilize established valuation techniques appropriate for the technology industry. These techniques include the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. Management records the acquired assets and liabilities at fair value. If the income approach is used, the fair value determination is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life. The cost approach takes into account the cost to replace (or reproduce) the asset and the effects on the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual market transactions or offerings for economically comparable assets available as of the valuation date. Determining the fair value of acquired technology assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development and other operating expenses.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. The Company evaluates its goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of a reporting unit may not be recoverable. The Company’s divisions are one level below the operating segments, constituting individual businesses, at which level the Company’s segment management conducts regular reviews of the operating results. The Company's divisions, either individually or in a combination, constitute reporting units for purposes of allocating and testing goodwill.

The Company's impairment evaluation consists of a qualitative assessment. If this assessment indicates that it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Otherwise, the Company performs a quantitative impairment test by comparing the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company can bypass the qualitative assessment for any period and proceed directly to the quantitative impairment test.

Determining the fair value of the Company's reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount rates and long-term growth rates. The Company determines the fair value of its reporting units based on an income approach derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenue, gross profit, operating expenses and industry trends. The Company considers historical rates and current market conditions when determining the discount and long-term growth rates to use in its analysis. The Company considers other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

The Company's acquisitions have resulted in intangible assets consisting of values assigned to customer relationships, patents, developed technology, licenses, IPRD and trademarks. IPRD is considered an indefinite-lived intangible asset until the abandonment or completion of the associated research and development efforts. If abandoned, the assets would be impaired. If the activities are completed, a determination is made regarding the useful lives of such assets and methods of amortization.

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

The remaining intangible assets are considered long-lived assets and are stated at cost less accumulated amortization. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable.

Leases

The Company determines if an arrangement is a lease at its inception. Operating lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use ("ROU") assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other current liabilities or other long-term liabilities in the Consolidated Balance Sheet.

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

Debt issuance costs for the Company's convertible notes and term debt are recorded as a direct deduction from the carrying amounts of the such debt, consistent with debt discounts, and are amortized over their term using the effective interest method. Amortization of these debt issuance costs is included in interest expense.

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

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased by the Company, including when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to RSUs under the Company's share-based compensation plans. Reissuance of shares

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

held in treasury stock is accounted for on a first-in, first-out basis.

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

The Company recognizes revenue when it satisfies a performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer. This typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are consumed. The Company recognizes revenue from product development agreements over time based on the cost-to-cost method. Sales returns and allowances, which include ship and credit reserves for distributors, are estimated based on historical claims data and expected future claims. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue are recognized, and are netted against revenue. For non-quality related returns, the Company recognizes a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. The Company records a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenue, based on the experience with each customer.

Frequently, the Company receives orders with multiple delivery dates that may extend across reporting periods. Each delivery constitutes an individual performance obligation, which consists of transferring control of the products to the customers based on their stand-alone selling price. The Company invoices the customer for each delivery upon shipment and recognizes revenue in accordance with delivery terms. As scheduled delivery dates are within one year, revenue allocated to future shipments of partially completed contracts are not disclosed.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In determining the amount of the valuation allowance, estimated future taxable income, feasible tax planning strategies, future reversals of existing temporary differences and taxable income in prior carryback years, if a carryback is permitted, are considered. If the Company determines it is more likely than not that all or a portion of the remaining deferred tax assets will not be realized, the valuation allowance will be increased with a charge to income tax expense. Conversely, if the Company determines it is more likely than not to be able to utilize all or a portion of the deferred tax assets for which a valuation allowance has been provided, the related portion of the valuation allowance will be recorded as a reduction to income tax expense.

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. No tax benefit is recognized for tax positions that are not more likely than not to be sustained. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in significant increases or decreases in income tax expense in the period in which the change is made, which could have a significant impact to the Company's effective tax rate.

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

Share-Based Compensation

Share-based compensation is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period and for awards with performance conditions, over the performance measurement period. The Company has outstanding awards that vest based on service, performance and market conditions.

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans covering certain of its foreign employees. Net periodic pension costs and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 3: Revenue and Segment Information

Revenue recognized for product sales amounted to $5,227.8 million, $5,492.0 million and $5,849.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue recognized for product development agreements amounted to $27.2 million, $25.9 million and $29.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. The Company's wafer manufacturing facilities fabricate ICs for all business units, as necessary, and their operating costs are reflected in the segments' cost of revenue on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not make sales to each other. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other charges, net and certain other manufacturing and operating expenses, which include corporate research and development costs, unallocated inventory reserves and miscellaneous nonrecurring expenses, are not allocated to any segment. In addition to the operating and reportable segments, the Company also operates global operations, sales and marketing, information systems and finance and administration groups. A portion of the expenses for each of these groups are allocated to the segments based on specific and general criteria and are included in the segment results.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For year ended December 31, 2020:
Revenue from external customers	$2,606.1	$1,910.4	$738.5	$5,255.0
Segment gross profit	801.7	730.5	237.7	1,769.9
For year ended December 31, 2019:
Revenue from external customers	$2,788.3	$1,972.3	$757.3	$5,517.9
Segment gross profit	976.0	794.8	275.4	2,046.2
For year ended December 31, 2018:
Revenue from external customers	$3,038.2	$2,071.2	$768.9	$5,878.3
Segment gross profit	1,110.1	878.3	317.1	2,305.5

The Company had one customer, a distributor, whose revenue accounted for approximately 11% of the total revenue for the year ended December 31, 2020. There were no customers whose revenue exceeded 10% or more of total revenue for the years ended December 31, 2019 or 2018.

Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit. Reconciliations of segment gross profit to consolidated gross profit are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Gross profit for reportable segments	$1,769.9	$2,046.2	$2,305.5
Less: unallocated manufacturing costs	(54.1)	(72.6)	(66.8)
Consolidated gross profit	$1,715.8	$1,973.6	$2,238.7

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Year Ended December 31, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$978.0	$695.0	$126.5	$1,799.5
Hong Kong	723.2	410.6	177.8	1,311.6
United Kingdom	395.7	264.5	145.7	805.9
United States	282.8	282.0	163.8	728.6
Other	226.4	258.3	124.7	609.4
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

Sales Channel
Distributors	$1,776.4	$986.4	$406.8	$3,169.6
OEM	673.6	794.6	297.5	1,765.7
Electronic Manufacturing Service Providers	156.1	129.4	34.2	319.7
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$864.7	$679.7	$168.7	$1,713.1
Hong Kong	843.5	436.8	137.0	1,417.3
United Kingdom	467.1	303.5	151.0	921.6
United States	356.3	332.6	121.4	810.3
Other	256.7	219.7	179.2	655.6
Total	$2,788.3	$1,972.3	$757.3	$5,517.9

Sales Channel
Distributors	$1,740.6	$971.5	$461.0	$3,173.1
OEM	857.5	860.3	258.8	1,976.6
Electronic Manufacturing Service Providers	190.2	140.5	37.5	368.2
Total	$2,788.3	$1,972.3	$757.3	$5,517.9

	Year Ended December 31, 2018
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$1,086.6	$704.2	$164.2	$1,955.0
Hong Kong	847.9	496.5	144.7	1,489.1
United Kingdom	488.5	319.8	138.2	946.5
United States	398.5	339.2	125.0	862.7
Other	216.7	211.5	196.8	625.0
Total	$3,038.2	$2,071.2	$768.9	$5,878.3

Sales Channel
Distributors	$2,011.1	$1,066.4	$464.2	$3,541.7
OEM	846.8	860.7	263.4	1,970.9
Electronic Manufacturing Service Providers	180.3	144.1	41.3	365.7
Total	$3,038.2	$2,071.2	$768.9	$5,878.3

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	As of December 31,
	2020	2019
United States	$686.6	$616.7
South Korea	455.5	485.4
Philippines	386.6	433.5
China	229.6	243.6
Japan	209.3	218.1
Czech Republic	216.1	213.4
Malaysia	190.2	204.4
Other	138.4	176.5
	$2,512.3	$2,591.6

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

PSG	ASG	ISG
Analog products	Analog products	LSI products
Discrete products	ASIC products	Sensors
MOSFET products	Connectivity products
Power Module products	ECL products
Isolation products	Foundry products / services
Memory products	Gate Driver products
Gate Driver products	LSI products
Standard Logic products	Standard Logic products
WBG products

Note 4: Recent Accounting Pronouncements

Adopted:

ASU 2020-04 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04")

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

ASU 2019-12 – Income taxes (Topic 740): Simplifying the accounting for income taxes ("ASU 2019-12")

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Income taxes (Topic 740). The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 during the quarter ended April 3, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU 2018-14 – Defined Benefit Plans – General (Topic 715-20): Disclosure Framework – Changes to the Disclosure Requirements of Defined Benefit Plans ("ASU 2018-14")

During 2018, the FASB issued ASU 2018-14, which amended ASC 715: Compensation - Retirement Benefits, to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. ASU 2018-14 added requirements to disclose, among others, a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period, and also removed certain other disclosure requirements. For public business entities, the provisions of ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The adoption of ASU 2018-14 did not have a material impact on the Company’s consolidated financial statements.

ASU No. 2016-02 - Leases (Topic 842) ("ASU 2016-02"), ASU No. 2018-10 - Codification improvements to Topic 842, Leases ("ASU 2018-10"), ASU No. 2018-11 - Leases (Topic 842) ("ASU 2018-11") (collectively, the "New Leasing Standard")

The New Leasing Standard became effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the New Leasing Standard as of January 1, 2019 using the effective date method by recording right-of-use assets of $112.3 million, net of deferred rent liabilities of $5.1 million that were reclassified to right-of-use assets, and lease liabilities of $117.4 million. Under this method, periods prior to 2019 remain unchanged. The Company applied the practical expedients relating to the leases that commenced before January 1, 2019 whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases.

Pending Adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company does not intend to early adopt ASU 2020-06; however, based on the application of the new standard on the 1.625% Notes, there would be a decrease in interest expense and an increase in the dilutive effect of convertible notes included in diluted weighted average shares of common stock outstanding for calculating earnings per share.

Note 5: Acquisitions, Divestiture and Licensing Transactions

The Company pursues strategic acquisitions and divestitures from time to time to leverage its existing capabilities and further build its business. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2020 and 2019, the Company incurred acquisition and divestiture related costs of approximately $1.0 million and $11.3 million, respectively, which are included in operating expenses in the Company's Consolidated Statements of Operations and Comprehensive Income. The decrease in 2020 was due to the lack of any significant acquisition-related activities.

Pending Acquisition of Manufacturing Facility and Related Assets

On April 22, 2019, the Company entered into the Asset Purchase Agreement with GFUS and GLOBALFOUNDRIES Inc. pursuant to which the Company will acquire GFUS’s East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around the Closing Date, subject to certain conditions, for the Total Consideration of $400.0 million. On April 22, 2019, the Company paid GFUS $70.0 million of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration.

Also on April 22, 2019, the parties entered into certain ancillary agreements pursuant to which, the Company will be provided with technology transfer and development services as well as foundry services prior to the Closing Date, and GFUS will be

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

provided foundry services for a limited period of time following the Closing Date, and the Company paid GFUS a license fee of $30.0 million in cash for certain technology. This amount has been recorded as an intangible asset in the Consolidated Balance Sheets.

On October 1, 2020, the Company entered into an amendment to the APA Amendment pursuant to which the Company paid GFUS a non-refundable deposit in the amount of $100.0 million in cash on October 5, 2020 (the "Additional Deposit"). The Additional Deposit will be applied toward and reduce the Total Consideration, and the remaining $230.0 million of the Total Consideration will be paid on or around the Closing Date. Other terms and conditions of the Asset Purchase Agreement remain unchanged. In connection with the APA Amendment, the Company also entered into an amendment to an ancillary agreement relating to the provision of foundry services entered into in connection with the execution of the Asset Purchase Agreement, which provides the Company certain additional tools and flexibility in its capital expenditures and manufacturing plans for 2021.

2019 Acquisition

On June 19, 2019, the Company acquired 100% of the outstanding shares of Quantenna, a global leader and innovator of high performance Wi-Fi solutions, whereby Quantenna became a wholly-owned subsidiary of the Company. The acquisition of Quantenna created a strong platform for addressing connectivity solutions for industrial IoT by combining the Company's expertise in power management and Bluetooth technologies with Quantenna's Wi-Fi technologies and software capabilities. Following the acquisition, Quantenna changed its name to ON Semiconductor Connectivity Solutions, Inc.

The purchase price consideration for the acquisition totaled $1,039.3 million, and was funded by a combination of a draw of $900.0 million against the Revolving Credit Facility and cash on hand. From the closing date of the Quantenna acquisition through December 31, 2019, the Company recognized approximately $84.8 million in revenue and $39.3 million in net loss relating to Quantenna, which included the amortization of fair market value step-up of inventory and intangible assets and restructuring charges. The operations of Quantenna have since been integrated with that of the Company.

The following table presents the allocation of the purchase price of Quantenna for the assets acquired and liabilities assumed based on their relative fair values, which was finalized during the year ended December 31, 2019 (in millions):

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

IPRD assets are amortized over the estimated useful life of the assets upon successful completion of the related projects. The value assigned to IPRD was determined by estimating the net cash flows from the projects when completed and discounting the net cash flows to their present value using a discount rate of approximately 12.0%. The cash flows from IPRD’s significant products commenced from 2020 onwards.

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

Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the year ended December 31, 2020 is not required because the results of the acquired business are included in the Consolidated Statements of Operations and Comprehensive Income for this period. The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2019 and December 31, 2018 have been prepared as if the acquisition of Quantenna had occurred on January 1, 2018 and includes adjustments for amortization of intangibles, interest expense from financing, restructuring, and the effect of purchase accounting adjustments including the step-up of inventory (in millions, except per share data):

	Year Ended
	December 31, 2019	December 31, 2018
Revenue	$5,613.2	$6,098.8
Net income	218.2	567.2
Net income attributable to ON Semiconductor Corporation	216.0	564.7
Net income per common share attributable to ON Semiconductor Corporation:
Basic	0.53	1.33
Diluted	0.52	1.30

2018 Acquisition

On May 8, 2018, the Company acquired 100% of the outstanding shares of SensL, a company specializing in SiPM, single photon avalanche diode and LiDAR sensing products for the automotive, medical, industrial and consumer markets, for $71.6 million, funded with cash on hand. This acquisition positioned the Company to extend its products in automotive sensing applications for ADAS and autonomous driving by adding LiDAR capabilities to the Company’s existing capabilities in imaging and radar.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Unaudited pro-forma consolidated results of operations for the year ended December 31, 2018 is not included considering the significance of the acquisition to the results of the Company.

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

Licensing Transactions

During 2016 and 2017, the Company entered into an asset purchase agreement with Huaian Imaging Device Manufacturer Corporation ("HIDM") pursuant to which the Company provided perpetual, non-exclusive licenses relating to certain technologies to HIDM and recognized $10.0 million of licensing income during the year ended December 31, 2018.

On November 29, 2017, the Company and QST Co. Ltd ("QST") entered into an IP license and technology transfer agreement ("IP Agreement") to grant QST patent licenses and IP rights to certain of the Company’s technologies. Pursuant to the IP Agreement, QST receives perpetual, worldwide, nonexclusive and nontransferable patents licenses and IP rights upon the payment of license fees of which the Company recognized licensing income of $22.7 million during the year ended December 31, 2018. The Company also recognized certain insignificant amounts of licensing income relating to other transactions during the year ended December 31, 2018.

Note 6: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below the Company's operating segments. The Company performed qualitative assessments for the annual impairment analysis during the fourth quarters of 2020 and 2019 and concluded that it is more likely than not that the fair value of its reporting units exceed their carrying amounts and a quantitative impairment test was not required.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2020			As of December 31, 2019			As of December 31, 2018
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
ASG	$1,566.3	$(418.9)	$1,147.4	$1,563.4	$(418.9)	$1,144.5	$836.7	$(418.9)	$417.8
ISG	114.7	—	114.7	114.4	—	114.4	114.4	—	114.4
PSG	433.2	(31.9)	401.3	432.2	(31.9)	400.3	432.2	(31.9)	400.3
Total	$2,114.2	$(450.8)	$1,663.4	$2,110.0	$(450.8)	$1,659.2	$1,383.3	$(450.8)	$932.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recorded a goodwill impairment charge of $3.3 million in 2018 as a result of the licensing transaction with QST, which represented the entire goodwill assigned to a reporting unit within PSG.

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2018	$932.5
Addition due to business combination	726.7
Net balance as of December 31, 2019	1,659.2
Addition due to business combination	4.2
Net balance as of December 31, 2020	$1,663.4

Intangible Assets

Intangible assets, net, were as follows (in millions):

	As of December 31, 2020
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(411.7)	$(17.6)	$152.2
Developed technology	794.7	(532.9)	(2.6)	259.2
IPRD	49.5	—	(25.4)	24.1
Licenses	30.0	—	—	30.0
Other intangibles	79.3	(60.6)	(15.2)	3.5
Total intangible assets	$1,535.0	$(1,005.2)	$(60.8)	$469.0

	As of December 31, 2019
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$585.2	$(386.8)	$(20.1)	$178.3
Developed technology	779.5	(440.3)	(2.6)	336.6
IPRD	64.7	—	(24.1)	40.6
Licenses	30.0	—	—	30.0
Other intangibles	79.3	(59.1)	(15.2)	5.0
Total intangible assets	$1,538.7	$(886.2)	$(62.0)	$590.5

During the years ended December 31, 2020 and December 31, 2019, the Company completed certain of its IPRD projects resulting in the reclassification of $15.2 million and $23.2 million, respectively, from IPRD to developed technology.

During the year ended December 31, 2018, the Company determined that the value of one of its IPRD projects under ISG was impaired and recorded a charge of $3.5 million.

Amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 amounted to $120.3 million, $115.2 million and $111.7 million, respectively. Amortization expense for intangible assets, with the exception of the $24.1 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Total
2021	$99.2
2022	83.8
2023	65.9
2024	54.1
2025	41.1
Thereafter	100.8
Total estimated amortization expense	$444.9

Note 7: Restructuring, Asset Impairments and Other Charges, net
Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments (1)	Other	Total
Year Ended December 31, 2020
Voluntary separation program	$27.5	$—	$—	$27.5
2020 Involuntary separation program	11.8	—	—	11.8
General workforce reduction	12.3	—	—	12.3
Other	—	17.5	(3.9)	13.6
Total	$51.6	$17.5	$(3.9)	$65.2
Year Ended December 31, 2019
General workforce reduction	$8.4	$—	$—	$8.4
Post-Quantenna acquisition restructuring	15.7	—	—	15.7
Other	0.8	3.4	0.4	4.6
Total	$24.9	$3.4	$0.4	$28.7
Year Ended December 31, 2018
Other	$3.9	$4.6	$(4.2)	$4.3
Total	$3.9	$4.6	$(4.2)	$4.3
_______________________

(1) The asset impairment charges recorded during the year ended December 31, 2020 related to a) property, plant and equipment amounting to $9.1 million b) investments in certain entities where the Company does not exert a significant influence amounting to $7.0 million and c) lease right-of-use assets of $1.4 million.

Summary of changes in accrued restructuring charges as follows (in millions):

	Estimated employee separation charges	Estimated costs to exit	Total
Balance as of December 31, 2018	$0.3	$0.2	$0.5
Charges	24.9	—	24.9
Usage	(25.1)	(0.1)	(25.2)
Balance as of December 31, 2019	$0.1	$0.1	$0.2
Charges	51.6	—	51.6
Usage	(45.5)	(0.1)	(45.6)
Balance as of December 31, 2020	$6.2	$—	$6.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Year ended December 31, 2020:

Voluntary Separation Program

During the first quarter of 2020, the Company offered the VSP to employees that met certain criteria. Participation was subject to management review and approval. The purpose of the VSP was to allow employees to voluntarily separate employment during a specific time and with enhanced separation compensation and benefits, thereby enabling the Company to optimize its cost structure and progress towards its target financial model. Management approved 243 employees for participation in the VSP during the first quarter, after which the VSP was terminated. The aggregate expense for the VSP amounted to $27.5 million for the 243 employees, all of whom had exited by the end of the second quarter of 2020. All amounts under the VSP have been paid during 2020, and there are no payments remaining as of December 31, 2020.

2020 Involuntary Separation Program

During the second quarter of 2020, the Company implemented the ISP restructuring program. Under the ISP, the Company notified approximately 191 employees of their employment termination with aggregate severance costs and other benefits amounting to $11.8 million. All notified employees have exited during 2020 and an insignificant amount remained accrued as of December 31, 2020. The Company currently does not anticipate additional employee terminations under this program.

General workforce reduction

In addition to the VSP and the ISP, the Company undertook certain general workforce reduction measures during 2020.

During the first three quarters of 2020, the Company notified approximately 153 employees of their employment termination with aggregate severance costs and other benefits amounting $6.2 million. All notified employees have exited during 2020 and an insignificant amount remained accrued as of December 31, 2020.

During the fourth quarter of 2020, the Company notified approximately 106 employees of their employment termination with aggregate severance costs and other benefits amounting to approximately $6.1 million, of which 67 employees have exited as of the end of the year. As of December 31, 2020, $5.3 million remained accrued and is expected to be paid during the first quarter of 2021.

Year ended December 31, 2019:

General workforce reductions and post-Quantenna acquisition restructuring

During the first quarter of 2019, the Company approved and began to implement certain restructuring actions aimed at cost savings, primarily through workforce reductions. As of December 31, 2019, the Company had notified approximately 143 employees of their employment termination, all of whom had exited by December 31, 2019. For the year ended December 31, 2020, the expense for this program amounted to $8.4 million, all of which was paid as of December 31, 2019.

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

Year ended December 31, 2018:

The Company did not have any significant restructuring activities during the year ended December 31, 2018.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of
	December 31, 2020	December 31, 2019
Inventories:
Raw materials	$135.7	$138.4
Work in process	829.7	772.9
Finished goods	286.0	321.1
	$1,251.4	$1,232.4
Property, plant and equipment, net:
Land	$119.7	$125.2
Buildings	850.0	860.6
Machinery and equipment	4,538.0	4,275.2
Property, plant and equipment, gross	5,507.7	5,261.0
Less: Accumulated depreciation	(2,995.4)	(2,669.4)
	$2,512.3	$2,591.6
Accrued expenses:
Accrued payroll and related benefits	$166.8	$153.4
Sales related reserves	233.3	247.3
Income taxes payable	25.5	22.5
Other	144.4	115.6
	$570.0	$538.8

Assets classified as held-for-sale, consisting primarily of land and buildings, are required to be recorded at the lower of carrying value or fair value less any costs to sell. The carrying value of these assets as of December 31, 2020 was $7.4 million, and is reported as other current assets on the Company’s Consolidated Balance Sheet.

Depreciation expense for property, plant and equipment, including amortization of finance leases, totaled $444.1 million, $409.7 million and $359.3 million for 2020, 2019 and 2018, respectively.

Included within sales related reserves are ship and credit reserves for distributors amounting to $180.2 million and $178.7 million as of December 31, 2020 and 2019, respectively.

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

The components of lease expense are as follows (in millions):

	Year Ended
	December 31, 2020	December 31, 2019
Operating lease	$38.2	35.0
Variable lease	4.2	4.0
Short-term lease	4.1	2.6
Total lease expense	$46.5	41.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The lease liabilities included in the following captions in the Consolidated Balance Sheet are as follows (in millions):

	As of
	December 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$32.2	26.1
Other long-term liabilities	115.7	87.9
Total lease liabilities	$147.9	114.0

Operating lease assets of $136.3 million and $110.2 million are included in other assets in the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the weighted-average remaining lease-term was 6.9 years and the weighted-average discount rate was 4.9%.

As of December 31, 2020, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2020 is as follows (in millions):

2021	$36.5
2022	30.1
2023	23.1
2024	20.8
2025	14.2
Thereafter	49.9
Total lease payments	$174.6
Less: Interest	(26.7)
Total lease liabilities	$147.9

Total rent expense associated with operating leases for 2018 was $43.6 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	December 31, 2020	December 31, 2019
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 1.90% and 3.30%, respectively	$700.0	$800.0
Term Loan "B" Facility due 2026, interest payable monthly at 2.15% and 3.80%, respectively	1,614.5	1,630.9
3.875% Notes due 2028 (1)	700.0	—
1.00% Notes due 2020 (2)	—	690.0
1.625% Notes due 2023 (3)	575.0	575.0
Other long-term debt (4)	—	53.3
Gross long-term debt, including current maturities	3,589.5	3,749.2
Less: Debt discount (5)	(69.7)	(102.7)
Less: Debt issuance costs (6)	(28.5)	(34.0)
Net long-term debt, including current maturities	3,491.3	3,612.5
Less: Current maturities	(531.6)	(736.0)
Net long-term debt	$2,959.7	$2,876.5
_______________________

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest was payable on June 1 and December 1 of each year at 1.00% annually. Balance was fully repaid during 2020.
(3)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(4)Consisted of a term loan, finance lease and other facility at certain international locations where interest is payable monthly or quarterly, with interest rates ranging between 1.00% and 1.48% and maturity dates in 2020.
(5)Debt discount of $6.5 million and zero for the 3.875% Notes, zero and $20.4 million for the 1.00% Notes, $54.2 million and $71.8 million for the 1.625% Notes and $9.0 million and $10.5 million for the Term Loan "B" Facility, in each case as of December 31, 2020 and December 31, 2019, respectively.
(6)Debt issuance costs of $2.3 million and zero for the 3.875% Notes, zero and $2.8 million for the 1.00% Notes, $5.2 million and $6.9 million for the 1.625% Notes and $21.0 million and $24.3 million for the Term Loan "B" Facility, in each case as of December 31, 2020 and December 31, 2019, respectively.

Maturities

Expected maturities relating to the Company’s gross long-term debt (including current maturities) as of December 31, 2020 are as follows (in millions):

Annual Maturities
2021	$591.4
2022	16.3
2023	16.3
2024	716.4
2025	16.3
Thereafter	2,232.8
Total	$3,589.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amended Credit Agreement

The Company obtained capital for the acquisition of Fairchild and other general corporate purposes under a Credit Agreement dated as of April 15, 2016, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties (as subsequently amended, the "Amended Credit Agreement"). The Amended Credit Agreement provides for a $1.97 billion revolving credit facility (the "Revolving Credit Facility") and a $2.4 billion term loan "B" facility (the “Term Loan "B" Facility”).

Amendments to the Amended Credit Agreement

Between 2016 and 2019, the Company, the Guarantors (as defined in the Amended Credit Agreement), the several lenders party thereto and the Agent (as defined in the Amended Credit Agreement) entered into seven amendments to the Amended Credit Agreement. These amendments, among others, reduced the interest rates payable under the Term Loan "B" Facility and the Revolving Credit Facility, increased the amounts that may be borrowed under the Term Loan "B" Facility and the Revolving Credit Facility and also amended certain financial covenants. As part of the seventh amendment to the Amended Credit Agreement executed during 2019, the Company drew an additional $500.0 million under Term Loan "B" Facility and utilized the additional borrowings to repay $500.0 million of the outstanding balance under the Revolving Credit Facility. The maturity date of borrowings under the Revolving Credit Facility and Term Loan "B" Facility currently is June 12, 2024 and September 19, 2026, respectively.

On June 23, 2020, the Company entered into the Eighth Amendment ("Eighth Amendment") to the Amended Credit Agreement to change certain defined terms and to modify certain terms and conditions of the Amended Credit Agreement to align with the domestication of certain foreign subsidiaries. There was no impact to the consolidated financial statements due to the Eighth Amendment. See Note 16: ''Income Taxes'' for additional information on the domestication.

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
The Amended Credit Agreement includes a maximum total net leverage ratio as a financial maintenance covenant, which the Company was in compliance as of December 31, 2020. It also contains other customary affirmative and negative covenants and events of default.

Loss on debt refinancing and prepayment

In connection with an amendment during 2019, the Company incurred fees to lenders, third parties, legal and other costs amounting to $17.5 million, of which a significant portion was capitalized. Management recorded a loss on debt refinancing amounting to $5.8 million, which included a proportionate write-off of the unamortized debt discount and issuance costs and the third party fees incurred for the transaction. In connection with another amendment during 2019, the Company incurred third party, legal and other fees of $6.6 million and recorded $0.4 million as loss on extinguishment of debt, while capitalizing the remaining cost incurred.

The loss on debt refinancing and prepayment amounted to $6.2 million for the year ended December 31, 2019. No such losses were recorded during the year ended December 31, 2020.

Borrowing and repayments under the Revolving Credit Facility

On March 24, 2020, the Company borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic. Due to better macroeconomic and business conditions, on August 21, 2020, the Company used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200 million of such outstanding borrowings. Additionally, on December 31, 2020, the Company repaid $65.0 million of outstanding borrowings under the Revolving Credit Facility. As of December 31, 2020, approximately $1,269.0 million was available for future borrowings under the Revolving Credit Facility.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Issuance of 3.875% Notes

On August 21, 2020, the Company completed its private offering of $700.0 million aggregate principal amount of the 3.875% Notes. The 3.875% Notes were offered in the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States pursuant to Regulation S under the Securities Act. The 3.875% Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or Guarantor under the Amended Credit Agreement and will also be fully and unconditionally guaranteed by any of the Company’s subsidiaries that becomes a borrower or guarantees any indebtedness under the Amended Credit Agreement in the future.

The 3.875% Notes and the guarantees thereof are the Company’s and the Guarantors’ general unsecured obligations, respectively, and (i) rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future senior indebtedness (including the 1.625% Notes); (ii) rank senior to any subordinated indebtedness that the Company or the Guarantors may incur; (iii) are effectively subordinated to all of the Company’s or the Guarantors’ existing and future secured indebtedness (including indebtedness under the Amended Credit Agreement), in each case, to the extent of the value of the assets securing such indebtedness; and (iv) are structurally subordinated in right of payment to all existing and future obligations of the Company’s subsidiaries that are not Guarantors of the 3.875% Notes.

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

Maturity and Settlement of 1.00% Notes due 2020

The 1.00% Notes matured on December 1, 2020. The maturity of the notes resulted in the Company paying $690.0 million in cash to holders of the 1.00% Notes, representing the principal portion of the 1.00% Notes, using the available cash and cash equivalents.

The excess over the principal amount was settled on December 1, 2020 by issuing shares of the Company's common stock held in treasury. The transaction resulted in a net impact of $88.7 million to additional paid-in capital and treasury stock, measured based on the acquisition cost of the reissued shares with no overall impact to equity. At the time of issuance of the 1.00% Notes, the Company concurrently entered into hedge transactions with certain of the initial purchasers of the 1.00% Notes. According to the terms of these hedge contracts, on December 1, 2020, the Company repurchased an equivalent amount of shares of its common stock at the prevailing fair market value, to effectively offset the issuance of shares, which resulted in an impact of $321.0 million to additional paid-in capital and treasury stock, with no overall impact to equity.

Also at the time of issuance of the 1.00% Notes, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase the equivalent number of shares of the Company’s common stock at a price of $25.96 per share from the Company. These warrants can be exercised by the holders beginning in March and expire no later than April 2021. The Company currently anticipates the holders to exercise the warrants to purchase up to 37.3 million shares of common stock from the Company, which will be settled on a net-share basis depending on the average stock price on the day of exercise.

1.625% Notes due 2023

On March 31, 2017, the Company completed a private placement of $575.0 million of its 1.625% Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 1.625% Notes are governed by an indenture between the Company, as the issuer, the guarantors named therein and Wells Fargo Bank, National Association, as trustee (the "1.625% Indenture"). The 1.625% Notes are convertible by holders into cash and shares of the Company’s common stock at a conversion rate of 48.2567 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain events), which is equivalent to an initial conversion price of $20.72 per share of common stock. The Company will settle conversion of all 1.625% Notes validly tendered for conversion in cash, shares of the Company’s common stock or a combination of cash and shares to be determined by the Company.

Holders may convert their 1.625% only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 1.625% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate transactions described in the 1.625% Indenture; or (iv) on or after July 15, 2023 (each considered a "trigger"). Upon conversion of the 1.625% Notes, the Company will deliver cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2020 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day. As a result, the Company recorded the outstanding balance of the 1.625% Notes amounting to $515.6 million, net of unamortized discount and issuance costs, as a current portion of long-term debt as of December 31, 2020, and as required by the 1.625% Indenture, gave notice to the trustee, the conversion agent and each holder on December 31, 2020 that each holder has the right to surrender any portion of its 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending March 31, 2021 (and only during such calendar quarter unless the trigger remains) pursuant to the terms of the 1.625% Indenture.

Other Long-term Debt

Note Payable to Fujitsu

On October 1, 2018, the Company assumed a yen-denominated non-collateralized loan obligation amounting to $50.6 million as a result of the Company acquiring a majority ownership in OSA. Amortization and maturity of the loan was at the request of the lender, FSL. Upon acquiring 100% ownership in OSA, the Company repaid the balance in full during the year ended December 31, 2020.

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2020	2019	2018
Net income attributable to ON Semiconductor Corporation	$234.2	$211.7	$627.4
Basic weighted-average shares of common stock outstanding	410.7	410.9	423.8
Add: Incremental shares for:
Dilutive effect of share-based awards	1.9	1.9	4.3
Dilutive effect of convertible notes and warrants	6.2	3.2	7.8
Diluted weighted average shares of common stock outstanding	418.8	416.0	435.9

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.57	$0.52	$1.48
Diluted	$0.56	$0.51	$1.44

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period.

To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. Share-based awards of approximately 0.8 million, 0.8 million and 0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, were excluded as the impact was considered to be anti-dilutive.

The dilutive impact related to the Company’s 1.00% Notes and 1.625% Notes, for the period such notes were outstanding, has

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

been determined in accordance with the net share settlement requirements, under which the Company’s convertible notes are assumed to be convertible into cash up to the par value, with the excess of par value being convertible into common stock. The 1.00% Notes matured and were repaid and settled on December 1, 2020. While the dilutive impact of the warrants that were issued concurrently with the issuance of the 1.00% Notes which have an exercise price of $25.96 have been included in the calculation of diluted weighted-average common shares outstanding, the warrants issued concurrently with the issuance of the 1.625% Notes which have an exercise price of $30.70 were still anti-dilutive and excluded. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.625% Notes when the stock price is above $20.72 per share.

Equity

Share Repurchase Programs

On December 1, 2014, the Company announced the "Capital Allocation Policy" under which the Company intends to return to stockholders approximately 80 percent of free cash flow, less repayments of long-term debt, subject to a variety of factors, including the strategic plans, market and economic conditions and the discretion of the Board of Directors. For the purposes of the Capital Allocation Policy, the Company defines "free cash flow" as net cash provided by operating activities less purchases of property, plant and equipment.

On December 1, 2014, the Company announced the 2014 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the Company’s 2014 Share Repurchase Program, the Company had the ability to repurchase up to $1.0 billion (exclusive of fees, commissions and other expenses) of the Company’s common stock over a period of four years from December 1, 2014, subject to certain contingencies. The 2014 Share Repurchase Program, which did not require the Company to purchase any particular amount of common stock and was subject to the discretion of the Board of Directors, expired on November 30, 2018 with approximately $288.2 million remaining unutilized. The Company repurchased common stock for an aggregate purchase price of approximately $315.0 million under the 2014 Share Repurchase Program during the year ended December 31, 2018.

On November 15, 2018, the Company announced the 2018 Share Repurchase Program pursuant to the Capital Allocation Policy. Under the 2018 Share Repurchase Program, the Company is authorized to repurchase up to $1.5 billion of its common shares from December 1, 2018 through December 31, 2022, exclusive of any fees, commissions or other expenses. The Company may repurchase its common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, corporate and regulatory requirements, restrictions under the Company’s debt obligations and other market and economic conditions. There were $65.3 million and $138.9 million in repurchases of the Company's common stock under the 2018 Share Repurchase Program during the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the remaining authorized amount under the 2018 Share Repurchase Program was $1,295.8 million.

Information relating to the Company's 2018 and 2014 Share Repurchase Programs is as follows (in millions, except per share data):

	Year ended December 31,
	2020	2019	2018
Number of repurchased shares (1)	3.6	7.8	16.8
Aggregate purchase price	$65.3	$138.9	$315.0
Fees, commissions and other expenses	0.1	0.1	0.3
Total cash used for share repurchases	$65.4	$139.0	$315.3

Weighted-average purchase price per share (2)	$18.08	$17.89	$18.78
Available under the 2018 Share Repurchase Program	$1,295.8	$1,361.1	$1,500.0
_______________________

(1)    None of these shares had been reissued or retired as of December 31, 2020, but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Reissuance of shares held in treasury stock

In connection with the maturity of the 1.00% Notes, the Company reissued shares of common stock held in treasury to settle the excess over the principal amount. This was the first time the Company reissued shares held in treasury stock and accounted for such reissuance on a first-in, first-out basis. Pursuant to the hedge transactions entered concurrently with the issuance of the 1.00% Notes, the Company repurchased an equivalent number of shares of its common stock at the prevailing fair market value, to effectively offset the reissuance from treasury stock. This repurchase did not reduce the authorized amount remaining under the 2018 Share Repurchase Program.

Shares for Restricted Stock Units Tax Withholding

Treasury stock is recorded at cost and is presented as a reduction of stockholders’ equity in the accompanying consolidated financial statements. Shares with a fair market value equal to the applicable amount of the employee withholding taxes due are withheld upon the vesting of RSUs to pay the applicable amount of employee withholding taxes and are considered common stock repurchases. The Company then pays the applicable amount of withholding taxes in cash. The amounts remitted during the years ended December 31, 2020, 2019 and 2018 were $20.0 million, $33.5 million and $31.6 million, respectively, for which the Company withheld approximately 1.1 million, 1.6 million and 1.3 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of December 31, 2020, but may be reissued or retired later. These deemed repurchases in connection with tax withholding upon vesting were not made under the 2018 Share Repurchase Program or 2014 Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the 2018 Share Repurchase Program.

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. At December 31, 2020, the Leshan non-controlling interest balance was $19.6 million. This balance included the Leshan non-controlling interest's $2.2 million share of the earnings for the year ended December 31, 2020 offset by $5.0 million of dividends paid to the non-controlling shareholder. At December 31, 2019, the Leshan non-controlling interest balance was $22.4 million. This balance included the Leshan non-controlling interest's $2.2 million share of the earnings for the year ended December 31, 2019 offset by $2.3 million of dividends paid to the non-controlling shareholder.

OSA operates a front-end wafer fabrication facility in Aizuwakamatsu, Japan. During 2018, the Company acquired an incremental 50% equity interest in OSA for approximately $24.6 million, net of cash acquired, to increase its ownership to 60% of the outstanding equity interest. During 2020, the Company acquired the remaining 40% of the equity interest in OSA from FSL, whereby OSA became a wholly-owned subsidiary of the Company. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in the Company receiving $26.0 million in settlement of the purchase price from FSL during the year ended December 31, 2020. The results of OSA have been consolidated in the Company’s financial statements since 2018 when the Company became the majority owner.

Stockholders' Rights Plan

On June 7, 2020, the Board of Directors authorized and declared a dividend of one preferred share purchase right (a "Right") to be issued as of 5:00 p.m. New York City time on June 18, 2020 for each outstanding share of common stock to the stockholders of record on that date. In connection with the Rights, the Company and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of June 8, 2020 (the "Rights Agreement"). Each Right entitles the registered holder of common stock to purchase from the Company one one-hundred-thousandth of a share (a "Unit") of Series B Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $100.80 per Unit (the "Purchase Price"), subject to adjustment as provided in the Rights Agreement. Subject to certain exceptions, if a person or group becomes the beneficial owner of more than 15% of the Company’s outstanding shares of common stock, the Rights will become exercisable for that number of shares of Common Stock having a market value of two times the Purchase Price. The Rights, which have a de minimis value as of December 31, 2020, expire on the earlier of (i) the close of business on June 7, 2021, (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement, (iii) the closing of any merger or other acquisition transaction involving the Company that has been approved by the Board of Directors, at which time the Rights are terminated, and (iv) the time at which the Rights are exchanged pursuant to the Rights Agreement. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP were recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$11.5	$10.6	$7.0
Research and development	18.2	17.0	14.3
Selling and marketing	12.9	14.8	14.1
General and administrative	25.1	37.0	42.9
Share-based compensation expense	67.7	79.4	78.3
Income tax benefit	(14.2)	(16.7)	(16.4)
Share-based compensation expense, net of taxes	$53.5	$62.7	$61.9

At December 31, 2020, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $74.5 million, which is expected to be recognized over a weighted-average period of 1.6 years. There was an insignificant amount of stock options exercised during the year ended December 31, 2020. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of RSU and stock grant award is determined on the grant date. There were no employee stock options granted during the years ended December 31, 2020, 2019 and 2018. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 5% for the years ended December 31, 2020, 2019 and 2018.

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

Generally, RSUs granted under the Amended and Restated SIP vest ratably over three years for awards with service conditions and over two years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. Generally, upon the termination of an RSU holder's employment, all unvested RSUs will immediately cancel, except under circumstances where the service condition has been fulfilled.

As of December 31, 2020, there was an aggregate of 16.5 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Units

A roll forward of the beginning to ending balance of RSUs outstanding as of December 31, 2020 is as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2019	8.9	$20.84
Granted	6.5	19.50
Released	(3.3)	18.57
Canceled	(0.8)	20.86
Nonvested shares of RSUs at December 31, 2020	11.3	20.73

During 2020, the Company awarded 2.7 million RSUs to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions are recognized based on the grant date fair value irrespective of the achievement of the condition.

As of December 31, 2020, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $69.7 million, $0.8 million and $4.0 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to performance-based, service-based, and market-based RSUs was $58.1 million for the year ended December 31, 2020, which included $52.5 million for RSUs with time-based service conditions that were granted in 2020 and prior that are expected to vest.

Stock Grant Awards

During the year ended December 31, 2020, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $18.19 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2020 was $1.5 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. Subject to local legal requirements, each of the Company's eligible employees may elect to contribute up to 10% of eligible payroll applied towards the purchase of shares of the Company's common stock at a price equal to 85% of the fair market value of such shares as determined under the plan. Employees are limited to annual purchases of $25,000 under this plan. In addition, during each quarterly offering period, employees may not purchase stock exceeding the lesser of: (i) 500 shares; or (ii) the number of shares equal to $6,250 divided by the fair market value of the stock on the first day of the offering period. During the years ended December 31, 2020, 2019 and 2018 employees purchased approximately 1.8 million, 1.7 million and 1.5 million shares, respectively, under the ESPP. On May 17, 2017, stockholders approved an amendment to the Company’s ESPP, which increased the number of shares reserved and available to be issued pursuant to the ESPP to a total of 28.5 million. As of December 31, 2020, there were approximately 3.0 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2020 was $8.1 million.

Note 12: Employee Benefit Plans

Defined Benefit Pension Plans

The Company maintains defined benefit pension plans for employees of certain of its foreign subsidiaries. Such plans conform to local practice in terms of providing minimum benefits mandated by law, collective agreements or customary practice. The

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its Consolidated Balance Sheets. The Company's expected long-term rate of return on plan assets is updated at least annually, taking into consideration its asset allocation, historical returns on similar types of assets and the current economic environment. For estimation purposes, the Company assumes its long-term asset mix will generally be consistent with the current mix. The Company determines its discount rates using highly rated corporate bond yields and government bond yields.

Benefits under all of the plans are valued utilizing the projected unit credit cost method. The Company's policy is to fund its defined benefit plans in accordance with local requirements and regulations. The funding is primarily driven by the current assessment of the economic environment and projected benefit payments of foreign subsidiaries. The measurement date for determining the defined benefit obligations for all plans is December 31 of each year.

The Company recognizes actuarial gains and losses during the period the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. For the years ended December 31, 2020, 2019 and 2018, the Company recognized actuarial losses amounting to $4.0 million, $15.6 million and $6.1 million, respectively. For 2020, the net actuarial loss of $8.1 million which was primarily due to a decrease in the discount rates and other insignificant changes in actuarial assumptions, was partially offset by better than expected return on plan assets amounting to $4.1 million.

Following is a summary of the status of the Company's foreign defined benefit pension plans and the net periodic pension cost (amounts in millions):

	Year Ended December 31,
	2020	2019	2018
Service cost	$10.9	$9.4	$9.6
Interest cost	4.7	5.0	4.7
Expected return on plan assets	(6.3)	(6.0)	(6.1)
Curtailment gain	(1.6)	—	(0.3)
Actuarial losses	4.0	15.6	6.1
Total net periodic pension cost	$11.7	$24.0	$14.0
Weighted average assumptions
Discount rate used for net periodic pension costs	1.43%	1.74%	1.66%
Discount rate used for pension benefit obligations	1.31%	1.43%	1.74%
Expected return on plan assets	3.06%	3.23%	3.18%
Rate of compensation increase	3.26%	3.07%	3.22%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2020	2019
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$322.9	$290.8
Service cost	10.9	9.4
Interest cost	4.7	5.0
Net actuarial loss	8.1	25.8
Benefits paid by plan assets	(8.9)	(5.7)
Benefits paid by the Company	(7.4)	(3.8)
Curtailments and settlements	(1.6)	(0.2)
Translation and other loss	22.5	1.6
Projected benefit obligation at the end of the year	$351.2	$322.9
Accumulated benefit obligation at the end of the year	$288.3	$258.8
Change in plan assets
Fair value of plan assets at the beginning of the year	$190.2	$174.9
Actual return on plan assets	10.4	16.2
Benefits paid from plan assets	(8.9)	(5.7)
Employer contributions	4.3	4.6
Settlements	—	(0.2)
Translation and other gain	13.3	0.4
Fair value of plan assets at the end of the year	$209.3	$190.2

	As of December 31,
	2020	2019
Plans with underfunded or non-funded projected benefit obligation (1)
Projected benefit obligation	$248.7	$314.7
Fair value of plan assets	97.7	180.5
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$189.4	$193.6
Fair value of plan assets	97.7	115.2
Amounts recognized in the balance sheet consist of
Non-current assets	$9.0	$—
Current liabilities	(0.3)	(0.3)
Non-current liabilities	(150.6)	(132.4)
Funded status	$(141.9)	$(132.7)
(1)    Certain pension plans that were in an underfunded status as of December 31, 2019 changed to an overfunded status as of December 31, 2020.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December, 31, 2020
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$4.1	$4.1	$—	$—
Foreign Government/Treasury Securities (1)	10%	21.4	21.4	—	—
Corporate Bonds, Debentures (2)	18%	36.9	—	36.9	—
Equity Securities (3)	23%	48.5	—	48.5	—
Mutual Funds	5%	9.5	—	9.5	—
Investment and Insurance Contracts (4)	42%	88.9	—	31.4	57.5
	100%	$209.3	$25.5	$126.3	$57.5

	As of December, 31, 2019
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	3%	$4.5	$4.5	$—	$—
Foreign Government/Treasury Securities (1)	10%	19.4	19.4	—	—
Corporate Bonds, Debentures (2)	19%	35.3	—	35.3	—
Equity Securities (3)	21%	40.4	—	40.4	—
Mutual Funds	4%	8.0	—	8.0	—
Investment and Insurance Contracts (4)	43%	82.6	—	30.6	52.0
	100%	$190.2	$23.9	$114.3	$52.0
_______________________

(1)    Includes investments primarily in guaranteed return securities.
(2)    Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)    Includes investments in equity securities of developed countries and emerging markets.
(4)    Includes certain investments with insurance companies that guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2020 and 2019, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) were as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2018	$50.6
Actual return on plan assets	3.3
Purchase, sales and settlements. net	(0.9)
Foreign currency impact	(1.0)
Balance at December 31, 2019	$52.0
Actual return on plan assets	0.8
Purchase, sales and settlements, net	(0.3)
Foreign currency impact	5.0
Balance at December 31, 2020	$57.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The expected benefit payments from the Company's defined benefit plans from 2021 through 2025 and the five years thereafter are as follows (in millions):

2021	$7.0
2022	10.6
2023	14.0
2024	15.8
2025	17.9
Five years thereafter	114.3
Total	$179.6

The total underfunded status was $141.9 million at December 31, 2020. The Company expects to contribute $22.1 million during 2021 to its foreign defined benefit plans.

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code (the "Code"). Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit of $11,400. The Company recognized $19.4 million, $18.1 million and $19.2 million of expense relating to matching contributions in 2020, 2019 and 2018, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $21.8 million, $20.6 million and $20.5 million relating to these plans for the years ended 2020, 2019 and 2018, respectively.

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2020 (in millions):

Year Ending December 31,
2021	$524.9
2022 (1)	598.9
2023	259.5
2024	248.0
2025	3.5
Thereafter	3.5
Total	$1,638.3
(1)    During 2019, the Company incurred additional commitments related to the pending acquisition of a manufacturing facility, of which $70.0 million and $100.0 million were deposited with the seller during the years ended December 31, 2019 and 2020, respectively. The remaining commitment of $230.0 million will be owed on or around December 31, 2022.

Environmental Contingencies

The Company’s headquarters in Phoenix, Arizona are located on property that is a "Superfund" site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Motorola and Freescale (acquired by NXP Semiconductors N.V.) have been

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

involved in the clean-up activities of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. As part of the Company’s separation from Motorola in 1999, Motorola retained responsibility for this contamination, and Motorola and Freescale have agreed to indemnify the Company with respect to remediation costs and other costs or liabilities related to this matter. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be, material.

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

As a result of the acquisition of AMIS in 2008, the Company is a "primary responsible party" to an environmental remediation and clean-up plan at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and clean-up activities at this location. Any costs to the Company in connection with this matter have not been, and, based on the information available, are not expected to be material.

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

Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. (subsequently acquired by Renesas Electronics Corporation) agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility. Any costs to the Company incurred to respond to the above conditions and projects have not been, and are not expected to be material, and any future payments the Company makes in connection with such liabilities are not expected to be material.

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2020, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2020, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $9.7 million as of December 31, 2020.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2020. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability company operating agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. Section 145 of the Delaware General Corporation Law ("DGCL") authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers under certain circumstances and subject to certain limitations. The terms of Section 145 of the DGCL are sufficiently broad to permit indemnification under certain circumstances for liabilities, including reimbursement of expenses incurred, arising under the Exchange Act. As permitted by the DGCL, the Company’s Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation"), contains provisions relating to the limitation of liability and indemnification of directors and officers. The Certificate of Incorporation eliminates the personal liability of each of the Company’s directors to the fullest extent permitted by Section 102(b)(7) of the DGCL, as it may be amended or supplemented, and provides that the Company will indemnify its directors and officers to the fullest extent permitted by Section 145 of the DGCL, as amended from time to time.

The Company has entered into indemnification agreements with each of its directors and executive officers. The form of agreement (the "Indemnification Agreement") provides, subject to certain exceptions and conditions specified in the Indemnification Agreement, that the Company will indemnify each indemnitee to the fullest extent permitted by Delaware law against all expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with a proceeding or claim in which such person is involved because of his or her status as one of the Company’s directors or executive officers. In addition, the Indemnification Agreement provides that the Company will, to the extent not

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

prohibited by law and subject to certain exceptions and repayment conditions, advance specified indemnifiable expenses incurred by the indemnitee in connection with such proceeding or claim.

The Company also maintains directors’ and officers’ insurance policies that indemnify its directors and officers against various liabilities, including certain liabilities under the Exchange Act, which might be incurred by any director or officer in his or her capacity as such.

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

Patent Litigation with PI

On October 19, 2019, the Company and PI entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to withdraw all outstanding legal and administrative disputes on the terms set forth in a binding term sheet previously entered into by and among the Company and PI on October 4, 2019.

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

Litigation with AcBel Polytech, Inc.

On November 27, 2013, Fairchild and Fairchild Semiconductor Corporation were named as defendants in a complaint filed by AcBel Polytech, Inc. ("AcBel") in the U.S. District Court for the District of Massachusetts. The lawsuit alleged a number of causes of action, including breach of warranty, fraud, negligence and strict liability. In parallel to the litigation with AcBel, Fairchild filed an arbitration against its distributor, Synnex Technology International Corp ("Synnex"), in Hong Kong in response to Synnex’s failure to pass along Fairchild’s limited warranty to AcBel.

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

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

		Fair Value Hierarchy
Description	As of December, 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$8.5	$8.5	—	—

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

		Fair Value Hierarchy
Description	As of December, 31, 2019	Level 1	Level 2	Level 3
Assets:
Cash, cash equivalents:
Demand and time deposits	$28.2	$28.2	—	—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings are as follows (in millions):

	As of December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
Convertible notes	$515.6	$967.1	$1,163.1	$1,730.2
Long-term debt	2,975.7	2,966.8	2,449.3	2,427.8
_______________________

(1)     Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

The fair value of the Company's 1.00% Notes (as of December 31, 2019), 3.875% Notes (as of December 31, 2020) and 1.625% Notes (as of December 31, 2020 and December 31, 2019) were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2020 and December 31, 2019.
Fair Values Measured on a Non-Recurring Basis

Our non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management's judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

As of December 31, 2020 and December 31, 2019, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis.

The following table shows the adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

	Year Ended December 31,
	2020	2019	2018
Nonrecurring fair value measurements
Asset impairments (Level 3)	$17.5	$3.4	$2.4
Goodwill and IPRD impairments (Level 3)	1.3	1.6	6.8
	$18.8	$5.0	$9.2

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

As of December 31, 2020 and 2019, the Company had outstanding foreign exchange contracts with notional amounts of $263.4 million and $183.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2020		2019
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	$71.2	$71.2	$49.8	$49.8
Philippine Peso	57.2	57.2	36.4	36.4
Euro	47.7	47.7	—	—
Korean Won	34.4	34.4	18.1	18.1
Chinese Yuan	17.7	17.7	20.2	20.2
Malaysian Ringgit	11.7	11.7	20.4	20.4
Czech Koruna	—	—	11.9	11.9
Other currencies - Buy	12.4	12.4	21.9	21.9
Other currencies - Sell	(11.1)	11.1	(4.6)	4.6
	$241.2	263.4	$174.1	$183.3

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2020, 2019 and 2018, realized and unrealized foreign currency transactions totaled a loss of $6.2 million, $5.0 million and $8.0 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the balance sheet at their fair value and classified based on each instrument’s maturity date.

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

The Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges as of December 31, 2020 and 2019. See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2020.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. On April 17, 2020, the Company entered into interest rate swap agreements for notional amounts totaling $1.25 billion (effective as of April 30, 2020) and $750.0 million (effective as of December 31, 2020) and $750.0 million (effective as of December 31, 2021) with maturity dates of December 31, 2020, December 31, 2021 and December 31, 2022, respectively.

The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of December 31, 2020 and December 31, 2019 amounting to $1.5 billion and $1.0 billion, respectively.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 1.625% Notes.

Other

At December 31, 2020, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of December 31, 2020, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 16: Income Taxes

The Company's geographic sources of income (loss) before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2020	2019	2018
United States	$(181.2)	$(308.2)	$(181.8)
Foreign	357.8	584.8	936.8
Income before income taxes	$176.6	$276.6	$755.0

The Company's provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$0.6	$1.2	$(2.0)
State and local	0.1	—	(2.2)
Foreign	54.0	48.5	55.3
	54.7	49.7	51.1
Deferred:
Federal	(69.2)	(5.0)	99.4
State and local	(66.4)	—	—
Foreign	21.1	18.0	(25.4)
	(114.5)	13.0	74.0
Total provision (benefit)	$(59.8)	$62.7	$125.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	(1.4)	(2.6)	(1.0)
Impact of U.S. Tax Reform and related effects (1)	—	—	4.7
Impact of foreign operations	7.6	3.8	(1.2)
Impact of U.S. tax method changes (2)	—	—	(6.4)
Impact of the Domestication (3)	(35.7)	—	—
Change in valuation allowance and related effects (4)	(24.4)	1.8	0.6
Non-deductible share-based compensation costs	1.7	(0.5)	(0.5)
U.S. federal R&D credit	(3.6)	(3.7)	(1.1)
Nondeductible officer compensation	1.1	1.5	0.4
Other	(0.1)	1.4	0.1
Total	(33.8)%	22.7%	16.6%

(1)For the year ended December 31, 2018, this primarily included expense of (i) $31.8 million, or 4.2%, related to the recognition of deferred tax liability for undistributed prior years' earnings of the foreign subsidiaries, (ii) $1.8 million, or 0.3% related to the limitation on deductibility of prior years’ executive compensation, and (iii) $1.5 million, or 0.2% related to the impact of the mandatory repatriation tax. These adjustments were made pursuant to SAB 118.
(2)For the year ended December 31, 2018, this included a one-time benefit of $48.2 million, or 6.4%, related to U.S. tax method changes made during the year that impacted the Company’s GILTI inclusion.
(3)On July 6, 2020, the Company completed a simplification of its corporate structure by repatriating the economic rights of its non-U.S. IP to the United States via domestication of certain foreign subsidiaries (the "Domestication"). The Domestication more closely aligns the Company's corporate structure with its operating structure in accordance with the OECD’s BEPS conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, resulted in a benefit primarily from recognizing certain deferred tax assets, net of deferred tax liabilities, of $63.0 million, or 35.7%.
(4)For the year ended December 31, 2020, this included a benefit of $49.4 million, or 28.0%, for the release of a partial state valuation allowance due to an increase to forecasted domestic income as a result of the Domestication of certain foreign subsidiaries and an expense of $61.8 million, or 35.0%, primarily related to the expiration of Japan net operating losses, netted with the offsetting benefit of $61.8 million, or 35.0%, primarily for the decrease in the related valuation allowance for those same Japan net operating losses. For the year ended December 31, 2019, this included an expense of $11.2 million, or 4.0%, primarily related to the write-off of Hong Kong NOL and expiration of Japan NOL, netted with the offsetting benefit of $11.2 million, or 4.0%, primarily for the decrease in related valuation allowance for those same Hong Kong and Japan NOLs. For the year ended December 31, 2018, this included an expense of $135.2 million, or 17.9%, primarily related to the expiration of Japan NOLs, netted with the offsetting benefit of $135.2 million, or 17.9%, primarily for the decrease in the related valuation allowance for those same Japan NOLs.

The Company’s effective tax rate for 2020 was a benefit of (33.8)%, which differs from the U.S. federal income tax rate of 21%, primarily due to the Domestication of certain foreign subsidiaries and a partial release of state valuation allowance, partially offset by foreign taxes for which the Company will not receive a U.S. tax credit as well as period costs related to the Company's GILTI inclusion.

The Company’s effective tax rate for 2019 was 22.7%, which differs from the U.S. federal income tax rate of 21%, primarily due to foreign taxes for which the Company will not receive a U.S. tax credit as well as period costs related to the Company's GILTI inclusion.

The Company's effective tax rate for 2018 was 16.6%, which differs from the U.S. federal statutory income tax rate of 21% primarily due to a one-time benefit of U.S. tax method changes made during the year that impacted the Company's GILTI inclusion.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) are as follows (in millions):

	As of December 31,
	2020	2019
NOL and tax credit carryforwards	$471.6	$612.9
163 (j) interest expense carryforward	65.7	49.3
Lease liabilities (1)	32.5	22.1
ROU asset (1)	(32.5)	(22.1)
Tax-deductible goodwill and amortizable intangibles	(38.0)	(48.6)
Capitalization of research and development expenses	90.7	42.7
Reserves and accruals	68.4	27.5
Property, plant and equipment	(95.8)	(81.2)
Inventories	84.3	22.0
Undistributed earnings of foreign subsidiaries	(57.5)	(63.7)
Share-based compensation	7.7	10.3
Pension	21.2	26.3
Other	3.2	8.0
Deferred tax assets and liabilities before valuation allowance	621.5	605.5
Valuation allowance	(249.9)	(357.9)
Net deferred tax asset	$371.6	$247.6

(1)The deferred tax assets and liabilities disclosure as of December 31, 2019 has been adjusted to reflect the gross deferred tax right-of-use asset and related gross deferred lease liability recognized in accordance with the New Leasing Standard.

As of December 31, 2020 and 2019, the Company had approximately $99.0 million and $521.9 million, respectively, of federal NOL carryforwards, before reduction for unrecognized tax benefits, which are subject to annual limitations prescribed in Section 382 of the Internal Revenue Code. The decrease is due to current year utilization. If not utilized, a portion of the NOLs will expire in varying amounts from 2028 to 2036; however, a small portion of the NOL that was generated after December 31, 2017 is carried forward indefinitely.

As of December 31, 2020 and 2019, the Company had approximately $153.4 million and $134.5 million, respectively, of federal credit carryforwards, before consideration of valuation allowance or reduction for unrecognized tax benefits, which are subject to annual limitations prescribed in Section 383 of the Internal Revenue Code. If not utilized, the credits will expire in varying amounts from 2028 to 2040.

As of December 31, 2020 and 2019, the Company had approximately $741.3 million and $825.8 million, respectively, of state NOL carryforwards, before consideration of valuation allowance or reduction for unrecognized tax benefits. The decrease is primarily due to current year utilization. If not utilized, a portion of the NOLs will expire in varying amounts starting in 2021. Certain states have adopted the federal rule allowing unlimited NOL carryover for NOLs generated in tax years beginning after December 31, 2017. Therefore, a portion of the state NOLs generated after 2017 carry forward indefinitely. As of December 31, 2020 and 2019, the Company had $141.1 million and $138.6 million, respectively, of state credit carryforwards before consideration of valuation allowance or reduction for unrecognized tax benefits. If not utilized, a portion of the credits will begin to expire in varying amounts starting in 2021.

As of December 31, 2020 and 2019, the Company had approximately $581.6 million and $757.1 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The decrease is primarily due to expiration of Japan NOLs as discussed above. If not utilized, a portion of the NOLs will begin to expire in varying amounts starting in 2021. A significant portion of these NOLs will expire by 2025. As of December 31, 2020 and 2019, the Company had $69.4 million and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$76.8 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. If not utilized, the majority of these credits will expire by 2026.

The Company continues to maintain a valuation allowance of $128.5 million on a portion of its Japan NOLs, which expire in varying amounts from 2021 to 2024. In addition to the valuation allowance on the Japan NOLs, the Company maintains a partial valuation allowance of $72.5 million on its U.S. state deferred tax assets, and a valuation allowance on foreign net operating losses and tax credits in certain other foreign jurisdictions.

At December 31, 2020, 2019 and 2018, respectively, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

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

The activity for unrecognized gross tax benefits is as follows (in millions):

	2020	2019	2018
Balance at beginning of year	$130.0	$112.2	$114.8
Acquired balances	—	15.5	—
Additions for tax benefits related to the current year	11.9	9.4	7.4
Additions for tax benefits of prior years	12.3	8.0	2.8
Reductions for tax benefits of prior years	(1.4)	(0.2)	(1.9)
Lapse of statute	(1.3)	(8.2)	(10.9)
Settlements	(0.5)	(6.7)	—
Balance at end of year	$151.0	$130.0	$112.2

Included in the December 31, 2020 balance of $151.0 million is $116.0 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2020 is $35.0 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $48.8 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognized approximately $0.2 million of tax expense for interest and penalties during the year ended December 31, 2020. The Company had approximately $5.3 million, $5.1 million, and $5.1 million of accrued interest and penalties at December 31, 2020, 2019, and 2018, respectively.

Tax years prior to 2017 are generally not subject to examination by the IRS except for items involving tax attributes that have been carried forward to tax years whose statute of limitations remains open. The Company is currently under IRS examination for the 2017 tax year. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2010. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2018	$(42.5)	4.6	$(37.9)
Other comprehensive income (loss) prior to reclassifications	0.1	(19.6)	(19.5)
Amounts reclassified from accumulated other comprehensive loss	—	3.1	3.1
Net current period other comprehensive income (loss) (1)	0.1	(16.5)	(16.4)
Balance December 31, 2019	(42.4)	(11.9)	(54.3)
Other comprehensive income prior to reclassifications	1.8	14.9	16.7
Amounts reclassified from accumulated other comprehensive loss	—	(20.0)	(20.0)
Net current period other comprehensive income (loss) (1)	1.8	(5.1)	(3.3)
Balance December 31, 2020	$(40.6)	$(17.0)	$(57.6)
_______________________

(1)Effects of cash flow hedges are net of tax benefit of $1.7 million and $4.4 million for the years ended December 31, 2020 and December 31, 2019, respectively.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,		To caption
	2020	2019
Interest rate swaps	$20.0	$(3.1)	Interest expense
Total reclassifications	$20.0	$(3.1)

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$162.5	$155.3	$233.9
Sale of property in exchange of note receivable	7.2	—	—
Right-of-use assets obtained in exchange of lease liabilities (1)	58.2	17.5
Non-cash financing activities:
Liability incurred for purchase of business	$—	$12.7	$—
Debt assumed through purchase of equity interest and assets	—	—	50.6

Cash paid for:
Interest expense	$109.1	$97.2	$80.0
Income taxes	52.5	62.9	53.2
Operating lease payments in operating cash flows (1)	36.9	37.6
(1)    These disclosures are not applicable for the year ended December 31, 2018 due to the method of adoption of the New Leasing Standard.

See Note 9: ''Long-Term Debt'' and 10: ''Earnings Per Share and Equity'' for shares of common stock issued and repurchased in

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

connection with the maturity and settlement of the 1.00% Notes.

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2020	2019	2018
Consolidated Balance Sheets:
Cash and cash equivalents	$1,080.7	$894.2	$1,069.6
Restricted cash (included in other current assets)	0.8	—	17.5
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,081.5	$894.2	$1,087.1

The restricted cash balance as of December 31, 2018, which included the consideration held in escrow for the acquisition of Aptina in 2014, was settled during the year ended December 31, 2019, upon satisfaction of certain outstanding items contained in the merger agreement relating to such acquisition.

Note 19: Supplementary Financial Information - Selected Quarterly Financial Data (Unaudited)

Consolidated unaudited quarterly financial information is as follows (in millions, except per share data):

	Quarters ended in 2020
	April 3	July 3	October 2	December 31
Revenue	$1,277.9	$1,213.5	$1,317.3	$1,446.3
Gross Profit (exclusive of the amortization of acquisition-related intangible assets)	402.7	374.3	441.2	497.6
Net income (loss) attributable to ON Semiconductor Corporation	(14.0)	(1.4)	160.6	89.0
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	(0.03)	0.00	0.38	0.21

	Quarters ended in 2019
	March 29	June 28	September 27 (1)	December 31
Revenue	$1,386.6	$1,347.7	$1,381.8	$1,401.8
Gross Profit (exclusive of the amortization of acquisition-related intangible assets)	513.7	499.0	475.2	485.7
Net income (loss) attributable to ON Semiconductor Corporation	114.1	101.8	(60.7)	56.5
Diluted net income (loss) per common share attributable to ON Semiconductor Corporation	0.27	0.24	(0.15)	0.14

(1) The net loss for the quarter ended September 27, 2019 was primarily due to the expensing of $169.5 million relating to the settlement of litigation with PI.

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses		Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2018	$462.3	$4.6		$15.8	(1)	$(135.2)	(2)	$347.5
Year ended December 31, 2019	347.5	5.0		16.6	(3)	(11.2)	(4)	357.9
Year ended December 31, 2020	357.9	(43.1)	(5)	11.0	(1)	(75.9)	(2)	249.9
______________________

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan net operating losses. See Note 16: "Income Taxes."
(3)Primarily represents the effects of cumulative translation adjustments and includes $14.0 million of additional allowance for deferred tax assets arising from the Quantenna acquisition.
(4)Primarily relates to the write-off of Hong Kong net operating losses upon the liquidation of Sanyo Semiconductor (H.K.) Co., Ltd. as well as the expiration of Japan net operating losses.
(5)Primarily relates to the release of state valuation as a result of the Domestication of certain foreign subsidiaries. See Note 16: "Income Taxes."