Form 10-Q
period 2021-04-02
ON SEMICONDUCTOR CORP
filed 2021-05-03
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on April 28, 2021:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	427,008,100

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 2, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,042.5	$1,080.7
Receivables, net	683.6	676.0
Inventories	1,295.5	1,251.4
Other current assets	166.0	176.0
Total current assets	3,187.6	3,184.1
Property, plant and equipment, net	2,489.4	2,512.3
Goodwill	1,663.4	1,663.4
Intangible assets, net	441.1	469.0
Deferred tax assets	447.2	429.0
Other assets	401.7	410.2
Total assets	$8,630.4	$8,668.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$605.0	$572.9
Accrued expenses and other current liabilities	588.3	570.0
Current portion of long-term debt	536.7	531.6
Total current liabilities	1,730.0	1,674.5
Long-term debt	2,806.9	2,959.7
Deferred tax liabilities	53.9	57.3
Other long-term liabilities	390.0	418.4
Total liabilities	4,980.8	5,109.9
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 579,553,444 and 570,766,439 issued, 419,896,411 and 411,842,629 outstanding, respectively)	5.8	5.7
Additional paid-in capital	4,161.0	4,133.1
Accumulated other comprehensive loss	(55.9)	(57.6)
Accumulated earnings	1,515.4	1,425.5
Less: Treasury stock, at cost: 159,657,033 and 158,923,810 shares, respectively	(1,996.7)	(1,968.2)
Total ON Semiconductor Corporation stockholders’ equity	3,629.6	3,538.5
Non-controlling interest	20.0	19.6
Total stockholders' equity	3,649.6	3,558.1
Total liabilities and stockholders' equity	$8,630.4	$8,668.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	April 2, 2021	April 3, 2020
Revenue	$1,481.7	$1,277.9
Cost of revenue (exclusive of amortization shown below)	960.5	875.2
Gross profit	521.2	402.7
Operating expenses:
Research and development	173.6	171.0
Selling and marketing	78.9	76.8
General and administrative	72.4	71.2
Amortization of acquisition-related intangible assets	25.0	32.3
Restructuring, asset impairments and other charges, net	42.5	32.8
Intangible asset impairment	2.9	—
Total operating expenses	395.3	384.1
Operating income	125.9	18.6
Other income (expense), net:
Interest expense	(33.4)	(42.5)
Interest income	0.4	1.9
Other income	4.5	0.1
Other income (expense), net	(28.5)	(40.5)
Income (loss) before income taxes	97.4	(21.9)
Income tax (provision) benefit	(7.1)	8.2
Net income (loss)	90.3	(13.7)
Less: Net income attributable to non-controlling interest	(0.4)	(0.3)
Net income (loss) attributable to ON Semiconductor Corporation	$89.9	$(14.0)
Comprehensive income (loss), net of tax:
Net income (loss)	$90.3	$(13.7)
Foreign currency translation adjustments	(2.3)	0.6
Effects of cash flow hedges	4.0	(12.8)
Other comprehensive income (loss), net of tax	1.7	(12.2)
Comprehensive income (loss)	92.0	(25.9)
Comprehensive income attributable to non-controlling interest	(0.4)	(0.3)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$91.6	$(26.2)
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.22	$(0.03)
Diluted	$0.20	$(0.03)
Weighted-average shares of common stock outstanding:
Basic	413.4	410.6
Diluted	445.4	410.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Shares issued pursuant to the ESPP	204,415	—	5.7	—	—	—	—	—	5.7
RSUs and stock grant awards issued	2,269,328	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants for 1.00% Notes	6,313,262	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(733,223)	(28.5)	—	(28.5)
Share-based compensation	—	—	22.3	—	—	—	—	—	22.3
Comprehensive income	—	—	—	1.7	89.9	—	—	0.4	92.0
Balance at April 2, 2021	579,553,444	$5.8	$4,161.0	$(55.9)	$1,515.4	(159,657,033)	$(1,996.7)	$20.0	$3,649.6

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Shares issued pursuant to the ESPP	487,438	—	5.1	—	—	—	—	—	5.1
RSUs and stock grant awards issued	2,724,497	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(908,620)	(16.0)	—	(16.0)
Share-based compensation	—	—	15.7	—	—	—	—	—	15.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(12.2)	(14.0)	—	—	0.3	(25.9)
Balance at April 3, 2020	568,774,542	$5.7	$3,830.3	$(66.5)	$1,177.3	(158,769,976)	$(1,731.9)	$22.7	$3,237.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	April 2, 2021	April 3, 2020
Cash flows from operating activities:
Net income (loss)	$90.3	$(13.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	153.4	161.2
Loss on sale or disposal of fixed assets	0.3	0.2
Amortization of debt discount and issuance costs	2.4	3.0
Share-based compensation	22.3	15.7
Non-cash interest on convertible notes	4.6	9.5
Non-cash asset impairment charges	6.1	1.4
Change in deferred tax balances	(23.2)	(19.0)
Other	(2.0)	—
Changes in assets and liabilities:
Receivables	(9.9)	52.7
Inventories	(42.0)	(19.5)
Other assets	9.9	5.9
Accounts payable	8.9	(12.4)
Accrued expenses and other current liabilities	12.8	(17.6)
Other long-term liabilities	(15.4)	(1.4)
Net cash provided by operating activities	$218.5	$166.0
Cash flows from investing activities:
Purchase of property, plant and equipment	$(77.0)	$(132.3)
Proceeds from sale of property, plant and equipment	0.2	—
Deposits utilized (made) for purchase of property, plant and equipment	(0.4)	2.2
Purchase of business, net of cash acquired	—	(4.5)
Settlement of purchase price from previous acquisition	—	26.0
Net cash used in investing activities	$(77.2)	$(108.6)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$6.6	$7.5
Payment of tax withholding for RSUs	(28.5)	(16.0)
Repurchase of common stock	—	(65.4)
Issuance and borrowings under debt agreements	—	1,165.0
Repayment of borrowings under debt agreements	(154.1)	(56.0)
Payments related to prior acquisition	(2.1)	(4.9)
Net cash provided by (used in) financing activities	$(178.1)	$1,030.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	(37.6)	1,087.8
Beginning cash, cash equivalents and restricted cash (Note 5)	1,081.5	894.2
Ending cash, cash equivalents and restricted cash (Note 5)	$1,043.9	$1,982.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," “us,” “our,” or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2021 having ended on April 2, 2021 and each fiscal year ending on December 31. The quarters ended April 2, 2021 and April 3, 2020 contained 92 and 94 days, respectively. As of April 2, 2021, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

The accompanying unaudited financial statements as of and for the quarter ended April 2, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for unaudited interim financial information. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2020 was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current-period presentation. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 16, 2021 (the “2020 Form 10-K”).

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) variable and share-based compensation; and (iv) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. These segments represent the Company’s view of the business, and its gross profit is used to evaluate the performance of the Company’s segments, the progress of major initiatives and the allocation of resources. Gross profit is exclusive of the amortization of acquisition-related intangible assets. Depreciation expense is included in segment gross profit.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended April 2, 2021:
Revenue from external customers	$747.0	$531.5	$203.2	$1,481.7
Gross profit	$246.5	$206.8	$67.9	$521.2
For the quarter ended April 3, 2020:
Revenue from external customers	$623.9	$467.1	$186.9	$1,277.9
Gross profit (1)	$182.6	$157.8	$62.3	$402.7

(1)Beginning in the first quarter of 2021, the Company started including unallocated manufacturing costs as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose revenue accounted for approximately 10.6% of the total revenue for the quarter ended April 2, 2021.

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended April 2, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$274.5	$201.7	$32.8	$509.0
Hong Kong	196.1	100.5	45.6	342.2
United Kingdom	142.7	82.6	43.6	268.9
United States	75.3	70.2	38.8	184.3
Other	58.4	76.5	42.4	177.3
Total	$747.0	$531.5	$203.2	$1,481.7

Sales Channel
Distributors	$523.9	$288.9	$121.2	$934.0
Direct Customers	223.1	242.6	82.0	547.7
Total	$747.0	$531.5	$203.2	$1,481.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended April 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$194.3	$172.6	$41.4	$408.3
Hong Kong	192.0	91.9	32.3	316.2
United Kingdom	105.1	76.8	45.1	227.0
United States	72.7	77.3	34.5	184.5
Other	59.8	48.5	33.6	141.9
Total	$623.9	$467.1	$186.9	$1,277.9

Sales Channel
Distributors	$386.3	$213.6	$103.4	$703.3
Direct Customers	237.6	253.5	83.5	574.6
Total	$623.9	$467.1	$186.9	$1,277.9

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of manufacturers. Accordingly, the Company does not present operating profit by geographical location.

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Rather, assets used in operations are generally shared across the Company’s operating and reportable segments. Property, plant and equipment, net, by geographic location, is summarized as follows (in millions):

	As of
	April 2, 2021	December 31, 2020
United States	$690.8	$686.6
South Korea	446.0	455.5
Philippines	376.4	386.6
China	224.5	229.6
Czech Republic	211.3	216.1
Japan	216.1	209.3
Malaysia	188.3	190.2
Other	136.0	138.4
Total	$2,489.4	$2,512.3

Note 3: Recent Accounting Pronouncements

Pending adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share, and the treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. As required, the Company plans to adopt ASU

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

2020-06 as of January 1, 2022 and is currently evaluating its impact on the consolidated financial statements and expects a decrease in interest expense and an increase in the dilutive effect of convertible notes included in diluted weighted-average shares of common stock outstanding for the purpose of calculating diluted earnings per share.

Note 4: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended April 2, 2021
2021 Involuntary Separation Program	$33.0	$—	$—	$33.0
Other	—	3.2	6.3	9.5
Total	$33.0	$3.2	$6.3	$42.5

A summary of changes in accrued restructuring from December 31, 2020 to April 2, 2021 is as follows (in millions):

	As of			As of
	December 31, 2020	Charges	Usage	April 2, 2021
Employee separation charges	$6.2	$33.0	$(11.4)	$27.8
Total	$6.2	$33.0	$(11.4)	$27.8

2021 Involuntary Separation Program

On March 4, 2021, as part of its ongoing efforts to realign its investments to focus on growth drivers and key markets and to streamline its operations, the Company announced its plans to implement certain employee terminations during the first half of 2021 (the "ISP"). Under the ISP, the Company expects to terminate the employment of approximately 740 employees and incur severance costs and other benefits between $58 million and $62 million.

During the quarter ended April 2, 2021, the Company notified approximately 500 employees of their employment termination, and incurred severance costs and other benefits amounting to $33.0 million, pursuant to the ISP. As of April 2, 2021, $26.5 million of such severance costs and benefits remained accrued and, based on the exit dates of the notified employees, is expected to be paid during the second quarter of 2021. The remaining employees are expected to be notified, and the corresponding severance costs will be incurred, during the second quarter of 2021.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future.

Note 5: Balance Sheet Information and Other

Goodwill

There was no change in the balance of goodwill from December 31, 2020 to April 2, 2021. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events during the quarter ended April 2, 2021 that would require an interim impairment analysis.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	April 2, 2021	December 31, 2020
Inventories:
Raw materials	$139.0	$135.7
Work in process	834.4	829.7
Finished goods	322.1	286.0
	$1,295.5	$1,251.4

Defined Benefit Plans

The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 2, 2021, the net assets for the overfunded plans totaled $8.5 million. The total accrued pension liability for underfunded plans was $147.9 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities. As of December 31, 2020, the net funded status for all the plans was a liability of $141.9 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended
	April 2, 2021	April 3, 2020
Service cost	$3.1	$2.7
Interest cost	1.1	1.1
Expected return on plan assets	(1.7)	(1.5)
Curtailment loss	1.9	—
Total net periodic pension cost	$4.4	$2.3

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended
	April 2, 2021	April 3, 2020
Operating lease	$9.9	$9.1
Variable lease	1.0	1.1
Short-term lease	0.7	1.1
Total lease expense	$11.6	$11.3

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	April 2, 2021	December 31, 2020
Accrued expenses and other current liabilities	$32.9	$32.2
Other long-term liabilities	108.8	115.7
Total lease liabilities	$141.7	$147.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Operating Right-of-use ("ROU") assets as of April 2, 2021 and December 31, 2020 amounted to $133.8 million and $136.3 million, respectively, and are included in other assets in the Consolidated Balance Sheets. As of April 2, 2021, the weighted-average remaining lease-term was 6.7 years years and the weighted-average discount rate was 4.8%.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Quarters Ended
	April 2, 2021	April 3, 2020
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$180.9	$123.5
ROU assets obtained in exchange of lease liabilities	7.1	8.8
Non-cash financing activity:
Liability incurred for purchase of business	$—	$7.7
Cash paid for:
Interest expense	$31.4	$24.5
Income taxes	20.9	9.9
Operating lease payments in operating cash flows	10.3	8.2

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	April 2, 2021	December 31, 2020	April 3, 2020	December 31, 2019
Consolidated Balance Sheets:
Cash and cash equivalents	$1,042.5	$1,080.7	$1,982.0	$894.2
Restricted cash (included in other current assets)	1.4	0.8	—	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,043.9	$1,081.5	$1,982.0	$894.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	April 2, 2021	December 31, 2020
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 1.61% and 1.90%, respectively	$550.0	$700.0
Term Loan “B” Facility due 2026, interest payable monthly at 2.11% and 2.15%, respectively	1,610.4	1,614.5
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	575.0	575.0
Gross long-term debt, including current portion	$3,435.4	$3,589.5
Less: Debt discount (3)	(64.7)	(69.7)
Less: Debt issuance costs (4)	(27.1)	(28.5)
Net long-term debt, including current portion	$3,343.6	$3,491.3
Less: Current portion of long-term debt	(536.7)	(531.6)
Net long-term debt	$2,806.9	$2,959.7

(1)    Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)    Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)    Debt discount of $6.4 million and $6.5 million for the 3.875% Notes, $49.6 million and $54.2 million for the 1.625% Notes and $8.7 million and $9.0 million for the Term Loan "B" Facility, in each case as of April 2, 2021 and December 31, 2020, respectively.
(4)    Debt issuance costs of $2.2 million and $2.3 million for the 3.875% Notes, $4.8 million and $5.2 million for the 1.625% Notes and $20.1 million and $21.0 million for the Term Loan "B" Facility, in each case as of April 2, 2021 and December 31, 2020, respectively.

Expected maturities of gross long-term debt (including current portion - see 1.625% Notes section below) as of April 2, 2021 were as follows (in millions):

Period	Expected Maturities
Remainder of 2021	$587.3
2022	16.3
2023	16.3
2024	566.4
2025	16.3
Thereafter	2,232.8
Total	$3,435.4

The Company was in compliance with its covenants under all debt agreements as of April 2, 2021.

Revolving Credit Facility

During the quarter ended April 2, 2021, the Company repaid $150.0 million of the outstanding balance under the Revolving Credit Facility using the cash generated from its operations. As a result, as of April 2, 2021, the Company had approximately $1,419.0 million available for future borrowings under the Revolving Credit Facility.

1.625% Notes due 2023

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As determined and recorded as of December 31, 2020, the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2021 continued to be greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day. As a result, the Company maintained the outstanding balance of the 1.625% Notes amounting to $520.6 million, net of unamortized discount and issuance costs, as a current portion of long-term debt as of April 2, 2021. The holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2021 (and only during such calendar quarter unless the trigger remains) pursuant to the terms of the indenture governing the 1.625% Notes.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended
	April 2, 2021	April 3, 2020
Net income (loss) attributable to ON Semiconductor Corporation	$89.9	$(14.0)
Basic weighted-average shares of common stock outstanding	413.4	410.6
Dilutive effect of share-based awards	2.7	—
Dilutive effect of convertible notes and warrants	29.3	—
Diluted weighted-average shares of common stock outstanding	445.4	410.6

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.22	$(0.03)
Diluted	$0.20	$(0.03)

Basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. Share-based awards of approximately 0.7 million and 2.6 million for the quarters ended April 2, 2021 and April 3, 2020, respectively, were excluded as the impact was considered anti-dilutive.

The dilutive impact related to the 1.625% Notes has been determined in accordance with the net share settlement requirements, under which the 1.625% Notes are assumed to be convertible into cash up to the par value, with the excess over par value being convertible into common stock. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 1.625% Notes when the stock price is above $20.72 per share.

The dilutive impact of the warrants issued concurrently with the issuance of the 1.00% Notes and 1.625% Notes, with exercise prices of $25.96 and $30.70, respectively, has been included in the calculation of diluted weighted-average common shares outstanding. Approximately half of the warrants issued in connection with the 1.00% Notes were settled during the quarter ended April 2, 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Equity

Warrants Settlement

At the time of issuance of the 1.00% Notes, the Company sold 37.3 million warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $25.96 per share from the Company beginning in March 2021. The bank counterparties exercised 18.7 million warrants during the quarter ended April 2, 2021, and the Company settled them by issuing 6.3 million shares of common stock on a net-share basis based on the average stock price on the day of exercise. Subsequent to the end of the first quarter, the warrant holders exercised the remaining 18.6 million warrants and the Company settled them by issuing 7.1 million shares of common stock.

Share Repurchase Program

There were no repurchases during the quarter ended April 2, 2021 under the share repurchase program announced on November 15, 2018 (the “Share Repurchase Program”), as compared to $65.3 million in share repurchases made by the Company under the Share Repurchase Program during the quarter ended April 3, 2020. As of April 2, 2021, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program during the quarters ended April 2, 2021 and April 3, 2020 was as follows (in millions, except per share data):

	Quarters Ended
	April 2, 2021	April 3, 2020
Number of repurchased shares (1)	—	3.6
Aggregate purchase price	$—	$65.3
Fees, commissions and other expenses	—	0.1
Total cash used for share repurchases	$—	$65.4
Weighted-average purchase price per share (2)	$—	$18.08

(1)None of these shares had been reissued or retired as of April 2, 2021, but may be reissued or retired at a later date.
(2)Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended April 2, 2021 and April 3, 2020 were $28.5 million and $16.0 million, respectively, for which the Company withheld approximately 0.7 million and approximately 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of April 2, 2021, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2020, the non-controlling interest balance was $19.6 million and along with the $0.4 million share of the earnings for the quarter ended April 2, 2021, increased to $20.0 million as of April 2, 2021.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended
	April 2, 2021	April 3, 2020
Cost of revenue	$3.3	$2.5
Research and development	5.7	4.1
Selling and marketing	4.3	2.9
General and administrative	9.0	6.2
Share-based compensation expense	$22.3	$15.7
Income tax benefit	(4.7)	(3.3)
Share-based compensation expense, net of taxes	$17.6	$12.4

As of April 2, 2021, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $142.7 million, which is expected to be recognized over a weighted-average period of 1.8 years. There were no stock options exercised during the quarter ended April 2, 2021. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 5% for each of the quarters ended April 2, 2021 and April 3, 2020.

Shares Available

As of April 2, 2021 and December 31, 2020, there was an aggregate of 17.6 million and 16.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. The increase in available shares is attributable to the forfeiture of certain awards granted in 2019 due to the non-achievement of the performance criteria. As of April 2, 2021 and December 31, 2020, there was an aggregate of 2.7 million and 3.0 million shares of common stock, respectively, available for issuance under the ESPP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the quarter ended April 2, 2021 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2020	11.3	$20.73
Granted	2.1	41.19
Released	(2.3)	21.97
Forfeited	(2.8)	21.63
Non-vested RSUs at April 2, 2021	8.3	25.38

Note 9: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2020 Form 10-K.
Financing Contingencies

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 2, 2021, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of April 2, 2021, which reduced the Company's borrowing capacity. As of April 2, 2021, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $8.6 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of April 2, 2021.
Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
Indemnification Contingencies

There are no new material indemnification contingencies subsequent to the filing of the 2020 Form 10-K.

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any litigation matter will be favorable to the Company.

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

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	April 2, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.5	$8.5	$—	$—

	As of	Fair Value Hierarchy
Description	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.5	$8.5	$—	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	April 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
Convertible notes	$520.6	$1,214.0	$515.6	$967.1
Other long-term debt	2,823.0	2,781.4	2,975.7	2,966.8

(1)    Carrying amounts shown are net of debt discount and debt issuance costs.

The fair values of the 3.875% Notes and the 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

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

As of April 2, 2021 and December 31, 2020, the Company had net outstanding foreign exchange contracts with notional amounts of $281.7 million and $263.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	April 2, 2021		December 31, 2020
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	81.2	81.2	71.2	71.2
Philippine Peso	65.1	65.1	57.2	57.2
Euro	50.7	50.7	47.7	47.7
Korean Won	36.9	36.9	34.4	34.4
Chinese Yuan	13.3	13.3	17.7	17.7
Malaysian Ringgit	11.9	11.9	11.7	11.7
Other Currencies - Buy	17.3	17.3	12.4	12.4
Other Currencies - Sell	(5.3)	5.3	(11.1)	11.1
	$271.1	$281.7	$241.2	$263.4

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended April 2, 2021 and April 3, 2020,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

realized and unrealized foreign currency transactions totaled a gain of $4.0 million and a loss of $0.2 million, respectively, and are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Foreign Currency Risk

The purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as foreign currency cash flow hedges of selected forecasted payments denominated in currencies other than U.S. Dollars. For the quarters ended April 2, 2021 and April 3, 2020, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of April 2, 2021 and April 3, 2020, amounting to $1.5 billion and $1.0 billion, respectively.

Other

As of April 2, 2021, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of April 2, 2021, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $3.0 million and $5.2 million of net interest and penalties accrued as of April 2, 2021 and April 3, 2020, respectively. It is reasonably possible that $42.3 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan net operating losses, which are projected to expire prior to utilization.

Tax years prior to 2017 are generally not subject to examination by the United States Internal Revenue Service (the “IRS”) except for items involving tax attributes that have been carried forward to tax years with statutes of limitations that remain open. The Company is currently under IRS examination for the 2017 tax year. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2010. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2020	$(40.6)	$(17.0)	$(57.6)
Other comprehensive income (loss) prior to reclassifications	(2.3)	8.6	6.3
Amounts reclassified from accumulated other comprehensive loss	—	(4.6)	(4.6)
Net current period other comprehensive income (loss) (1)	(2.3)	4.0	1.7
Balance as of April 2, 2021	$(42.9)	$(13.0)	$(55.9)

(1)     Effects of cash flow hedges are net of tax expense of $1.2 million for the quarter ended April 2, 2021.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended
	April 2, 2021	April 3, 2020	To caption
Interest rate swaps	$4.6	$1.9	Interest expense
Total reclassifications	$4.6	$1.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2020 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended April 2, 2021 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K.

Executive Overview

ON Semiconductor Overview

ON Semiconductor is driving innovation in energy-efficient electronics. We believe that our extensive portfolio of sensors, power management, connectivity, custom and SoC, analog, logic, timing and discrete devices helps customers efficiently solve their design challenges in advanced electronic systems and products. Our power management and motor driver semiconductor components control, convert, protect and monitor the supply of power to the different elements within a wide variety of electronic devices. Our ASICs and SoC devices use analog, MCU, DSP, mixed-signal and advanced logic capabilities to enable the application and uses of many of our automotive, consumer and industrial customers’ products. Our signal management semiconductor components provide high-performance clock management and data flow management for precision computing, communications and industrial systems. Our portfolio of sensors, including image sensors, radar and LiDAR, provides advanced solutions for automotive, industrial and IoT applications. Our high performance Wi-Fi solution creates a strong platform for addressing connectivity solutions for industrial IoT applications. Our standard semiconductor components serve as “building blocks” within virtually all types of electronic devices.

We serve a broad base of end-user markets, including automotive, communications, computing, consumer, and industrial. Our portfolio of devices, which are found in a wide variety of end-products enables us to offer advanced ICs and the "building block" components that deliver system-level functionality and design solutions. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever-shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications.

We shipped approximately 17.5 billion units during the quarter ended April 2, 2021, as compared to 15.4 billion units during the quarter ended April 3, 2020, resulting in a period-over-period increase of approximately 14%. As of April 2, 2021, we were organized into the following three operating and reportable segments: PSG, ASG and ISG.

Business Strategy Developments

Our primary focus continues to be on gross margin expansion, while at the same time achieving significant revenue growth in our focused end-markets of automotive, industrial and communications infrastructure as well as being opportunistic in other end-markets. We began the process of evaluating our current product portfolio during the first quarter of 2021 and continue to make progress in such efforts. We have allocated capital, research and development investments and resources to accelerate growth in high-margin products and end-markets by moving away from non-differentiated products, which have had historically lower gross margins.

We believe these actions, among others, will also allow us to transition to a lighter internal fabrication model where our gross margins will be less volatile and not as heavily influenced by our internal manufacturing volumes. We are also rationalizing our manufacturing footprint to align with our investment priorities and corporate strategy. Our goal is to reduce volatility in our gross margins and maximize return on our manufacturing investments with the intention of having our product strategy drive our manufacturing footprint and capital investments.

On March 4, 2021, as part of our ongoing efforts to realign investments to focus on growth drivers and key markets and to streamline our operations, we announced our plans to implement the ISP during the first half of 2021. The Company expects that the ISP will impact approximately 740 employees, resulting in estimated severance charges and other benefits between $58.0 million and $62.0 million during this period. During the first quarter of 2021, we notified more than half of the impacted employees and incurred severance charges under the ISP of $33.0 million. We expect to notify the remaining employees and incur the corresponding severance charges during the second quarter of 2021.

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

The ongoing COVID-19 pandemic has resulted in a significant volatility in global economic activity. As a result, we have experienced volatility in the end-markets in which we do business due to fluctuations in consumer and business spending, which, in-turn, had an impact on the demand for some of our products. The severity and duration of these economic repercussions due to the COVID-19 pandemic, including any resulting impact on our business, remain largely unknown and will depend on many factors. In response to business and industry trends, we have proactively implemented preventative protocols, which we continuously assess and update for current local conditions and emerging trends. These steps are intended to safeguard our employees, contractors, customers, suppliers and communities, and to ensure business continuity in case of further government restrictions or if severe outbreaks impact operations at certain of our facilities.

While all of our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates in response to further outbreaks. The ultimate extent to which the COVID-19 pandemic will impact demand for our products depends on future developments, which are highly uncertain and difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity and longevity of the COVID-19 pandemic and efforts undertaken by various governments to contain the spread of COVID-19 and its variants.

Results of Operations

Quarter Ended April 2, 2021 compared to the Quarter Ended April 3, 2020

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	April 2, 2021	April 3, 2020	Dollar Change
Revenue	$1,481.7	$1,277.9	$203.8
Cost of revenue (exclusive of amortization shown below)	960.5	875.2	85.3
Gross profit	521.2	402.7	118.5
Operating expenses:
Research and development	173.6	171.0	2.6
Selling and marketing	78.9	76.8	2.1
General and administrative	72.4	71.2	1.2
Amortization of acquisition-related intangible assets	25.0	32.3	(7.3)
Restructuring, asset impairments and other charges, net	42.5	32.8	9.7
Intangible asset impairment	2.9	—	2.9
Total operating expenses	395.3	384.1	11.2
Operating income	125.9	18.6	107.3
Other income (expense), net:
Interest expense	(33.4)	(42.5)	9.1
Interest income	0.4	1.9	(1.5)
Other income	4.5	0.1	4.4
Other income (expense), net	(28.5)	(40.5)	12.0
Income (loss) before income taxes	97.4	(21.9)	119.3
Income tax (provision) benefit	(7.1)	8.2	(15.3)
Net income (loss)	90.3	(13.7)	104.0
Less: Net income attributable to non-controlling interest	(0.4)	(0.3)	(0.1)
Net income (loss) attributable to ON Semiconductor Corporation	$89.9	$(14.0)	$103.9

Revenue

Revenue was $1,481.7 million and $1,277.9 million for the quarters ended April 2, 2021 and April 3, 2020, respectively, representing an increase of $203.8 million, or approximately 16%. We had one customer, a distributor, whose revenue accounted for approximately 10.6% of the total revenue for the quarter ended April 2, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 2, 2021	As a % of Total Revenue (1)	Quarter Ended April 3, 2020	As a % of Total Revenue (1)
PSG	$747.0	50.4%	$623.9	48.8%
ASG	531.5	35.9%	467.1	36.6%
ISG	203.2	13.7%	186.9	14.6%
Total revenue	$1,481.7		$1,277.9

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $123.1 million, or approximately 20%, for the quarter ended April 2, 2021 compared to the quarter ended April 3, 2020. The revenue from our Advanced Power Division and our Protection, Signal and Integrated Circuits Division increased by $71.2 million and $51.9 million, respectively, due to improving economic conditions resulting in significantly increased demand for our products compared to the quarter ended April 3, 2020. During the first quarter of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during the first quarter of 2021.

Revenue from ASG increased by $64.4 million, or approximately 14%, for the quarter ended April 2, 2021 compared to the quarter ended April 3, 2020. The revenue from our Mobile, Computing and Cloud Division, Industrial and Offline Power Division and Automotive Division increased by $37.3 million, $22.4 million and $19.7 million, respectively, which was partially offset by a decrease of $15.0 million in our Wireless Connectivity Solutions Division. The increases were primarily due to increased demand for our products in various end-markets due to improving economic conditions. Additionally, as discussed above, during the first quarter of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, none of which were experienced during the first quarter of 2021.

Revenue from ISG increased by $16.3 million, or approximately 9%, for the quarter ended April 2, 2021 compared to the quarter ended April 3, 2020. The revenue from our Automotive Sensing Division increased by $14.0 million due to the significant improvement of economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products.

Revenue by geographic location, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended April 2, 2021	As a % of Total Revenue (1)	Quarter Ended April 3, 2020	As a % of Total Revenue (1)
Singapore	$509.0	34.4%	$408.3	32.0%
Hong Kong	342.2	23.1%	316.2	24.7%
United Kingdom	268.9	18.1%	227.0	17.8%
United States	184.3	12.4%	184.5	14.4%
Other	177.3	12.0%	141.9	11.1%
Total	$1,481.7		$1,277.9

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 2, 2021	As a % of Segment Revenue (1)	Quarter Ended April 3, 2020 (2)	As a % of Segment Revenue (1)

PSG	$246.5	33.0%	$182.6	29.3%
ASG	206.8	38.9%	157.8	33.8%
ISG	67.9	33.4%	62.3	33.3%
Total gross profit	$521.2		$402.7

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit increased by $118.5 million, or approximately 29%, from $402.7 million for the quarter ended April 3, 2020 to $521.2 million for the quarter ended April 2, 2021. Our overall gross margin increased to 35.2% for the quarter ended April 2, 2021 from 31.5% for the quarter ended April 3, 2020.

The favorable economic environment and significant improvement in demand from automotive component manufacturers and the automotive industry overall contributed to increased demand for our products. The increase in gross profit and gross margin was due to an increase in sales volume, increased utilization and a better mix in the portfolio of products sold. Also, during the quarter ended April 3, 2020, we recorded approximately $20 million of fixed overhead charges to cost of revenues, representing under-absorbed inventory costs, primarily due to the COVID-19 pandemic, which adversely impacted our gross margin for that period.

Operating Expenses

Research and development expenses were $173.6 million for the quarter ended April 2, 2021, as compared to $171.0 million for the quarter ended April 3, 2020, representing an increase of $2.6 million, or approximately 2%. The decrease in payroll expenses resulting from restructuring actions undertaken during 2020 was offset by an increase in variable compensation recorded during the quarter ended April 2, 2021.

Selling and marketing expenses were $78.9 million for the quarter ended April 2, 2021, as compared to $76.8 million for the quarter ended April 3, 2020, representing an increase of $2.1 million, or approximately 3%. The decrease in travel-related expenses due to travel restrictions caused by the COVID-19 pandemic was offset by an increase in variable compensation recorded during the quarter ended April 2, 2021.

General and administrative expenses were $72.4 million for the quarter ended April 2, 2021, as compared to $71.2 million for the quarter ended April 3, 2020, representing an increase of $1.2 million, or approximately 2%. The decrease in the use of external consultants and travel-related expenses was offset by an increase in variable compensation recorded during the quarter ended April 2, 2021.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $25.0 million for the quarter ended April 2, 2021, as compared to $32.3 million for the quarter ended April 3, 2020, representing a decrease of $7.3 million, or approximately 23%. The decrease in expense was primarily due to full amortization of certain of our technology-related assets from our previous acquisitions during 2020.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $42.5 million for the quarter ended April 2, 2021, as compared to $32.8 million for the quarter ended April 3, 2020. The increase was primarily due to certain exit charges and costs relating to the ISP announced during the first quarter of 2021. The expense during the first quarter of 2020 related primarily to the voluntary separation program announced during that quarter. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $9.1 million to $33.4 million during the quarter ended April 2, 2021, as compared to $42.5 million during the quarter ended April 3, 2020. The decrease was primarily due to the decrease in the one month LIBO Rate. Our average gross long-term debt balance (including current maturities) for the quarter ended April 2, 2021 was $3,512.5 million at a weighted-average interest rate of 3.8%, as compared to $4,303.3 million at a weighted-average interest rate of 3.9% for the quarter ended April 3, 2020.

Other Income (Expense)

Other income (expense) increased by $4.4 million to income of $4.5 million for the quarter ended April 2, 2021, compared to income of $0.1 million for the quarter ended April 3, 2020. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision and Benefit

We recorded an income tax provision of $7.1 million and an income tax benefit of $8.2 million during the quarters ended April 2, 2021 and April 3, 2020, respectively.

The income tax provision for the quarter ended April 2, 2021 consisted primarily of a provision of $17.8 million for income and withholding taxes of certain of our foreign and domestic operations, partially offset by discrete benefits of $4.0 million relating to uncertain tax positions, $4.2 million relating to net equity award windfalls and $2.5 million of other discrete benefits.

The income tax benefit for the quarter ended April 3, 2020 consisted primarily of a benefit of $8.4 million for income and withholding taxes of certain of our foreign and domestic operations, partially offset by $0.2 million of discrete expenses.

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

Contractual Obligations

As of April 2, 2021, there were no material changes outside the ordinary course of business to our contractual obligations table, including the notes thereto, contained in the 2020 Form 10-K.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 2, 2021, our Revolving Credit Facility included $15.0 million of commitment for the issuance of letters of credit subject to the available balance of the Revolving Credit Facility. There were $0.9 million letters of credit outstanding under our Revolving Credit Facility as of April 2, 2021, which reduced our borrowing capacity dollar-for-dollar. As of April 2, 2021, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $8.6 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries, which totaled $0.9 million as of April 2, 2021. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

We have not recorded any liability in connection with these letters of credit and guarantee arrangements. See Note 6: ''Long-Term Debt'' and Note 9: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements found elsewhere in this Form 10-Q for additional information.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other parties against losses due to IP infringement, environmental contamination and other property damage, personal injury, our failure to comply with applicable laws, our negligence or willful misconduct or our breach of representations, warranties or covenants related to such matters as title to sold assets.
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

The agreement and plan of merger relating to the acquisition of Fairchild Semiconductor International Inc. (the "Fairchild Agreement") provides for indemnification and insurance rights in favor of Fairchild’s then-current and former directors, officers and employees. Specifically, we have agreed that, for no fewer than six years following the Fairchild acquisition, we will: (a) indemnify and hold harmless each such indemnitee against losses and expenses (including advancement of attorneys’ fees and expenses) in connection with any proceeding asserted against the indemnified party in connection with such person’s serving as a director, officer, employee or other fiduciary of Fairchild or its subsidiaries prior to the effective time of the acquisition; (b) maintain in effect all provisions of the certificate of incorporation or bylaws of Fairchild or any of its subsidiaries or any other agreements of Fairchild or any of its subsidiaries with any indemnified party regarding elimination of liability, indemnification of officers, directors and employees and advancement of expenses in existence on the date of the Fairchild Agreement for acts or omissions occurring prior to the effective time of the acquisition; and (c) subject to certain qualifications, provide to Fairchild’s then-current directors and officers an insurance and indemnification policy that provides coverage for events occurring prior to the effective time of the acquisition that is no less favorable than Fairchild’s then-existing policy, or, if insurance coverage that is no less favorable is unavailable, the best available coverage.

Similarly, the agreement and plan of merger relating to the acquisition of Quantenna (the "Quantenna Agreement") provides for indemnification and insurance rights in favor of Quantenna’s then-current and former directors, officers, employees and agents. Specifically, the Company has agreed that, for no fewer than six years following the Quantenna acquisition, the Company will: (a) indemnify and hold harmless each such indemnified party to the fullest extent permitted by Delaware law in the event of any threatened or actual claim, suit, action, proceeding or investigation against the indemnified party based in whole or in part on, or pertaining to, such person’s serving as a director, officer, employee or agent of Quantenna or its subsidiaries or predecessors prior to the effective time of the acquisition or in connection with the Quantenna Agreement; (b) maintain in effect provisions of the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries regarding the elimination of liability of directors and indemnification of officers, directors and employees that are no less advantageous to the intended beneficiaries than the corresponding provisions in the certificate of incorporation and bylaws of Quantenna and each of its subsidiaries in existence on the date of the Quantenna Agreement; and (c) obtain and fully pay the premium for a non-cancelable extension of directors’ and officers’ liability coverage of Quantenna’s directors’ and officers’ policies and Quantenna’s fiduciary liability insurance policies in effect as of the date of the Quantenna Agreement.

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

See Note 9: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements under the heading "Legal Matters" included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 "Business - Government Regulation" of the 2020 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,042.5 million as of April 2, 2021. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) make capital expenditures; and (v) repurchase our common stock.

Our principal sources of liquidity are cash on hand, cash generated from operations, funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand. We also have the ability to utilize our Revolving Credit Facility, which has $1,419.0 million available for future borrowings.

We believe that the key factors that could affect our internal and external sources of cash include:

•Geopolitical and macroeconomic factors caused by the COVID-19 pandemic, which has had, and is expected to continue to have, negative impacts on the economies of the majority of countries and industries. The ultimate effect of the COVID-19 pandemic and the responses of various governmental entities and industries thereto, the duration and severity and the possibility of the re-emergence of the pandemic in future months and the anticipated recovery period are uncertain.
•Factors that affect our results of operations and cash flows include the impact on our business and operations as a result of changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business.
•Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, include interest rate fluctuations, macroeconomic conditions, including as a result of the COVID-19 pandemic, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Our ability to service our long-term debt, including the 3.875% Notes, 1.625% Notes, the Revolving Credit Facility and the Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, timing of the full economic recovery from the COVID-19 pandemic as well as financial, competitive, legislative, regulatory and other conditions, some or all of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available when we access the capital markets or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during the quarter ended April 2, 2021, we paid $77.0 million for capital expenditures, while during the quarter ended April 3, 2020, we paid $132.3 million for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2021 and 2022 and thereafter is approximately $57.3 million and $4.2 million, respectively. We expect to incur capital expenditures of approximately 7% to 8% of annual revenue for the remainder of 2021. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $218.5 million and $166.0 million for the quarters ended April 2, 2021 and April 3, 2020, respectively. The increase of $52.5 million was primarily attributable to a significant increase in net income due to increased demand for our products during the first quarter of 2021, partially offset by further investments in working capital to meet future demand. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $951.8 million as of April 2, 2021 and has fluctuated between $1,057.1 million and $879.3 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $1,457.6 million as of April 2, 2021 and has fluctuated between $2,379.8 million and $1,071.4 million at the end of each of our last eight fiscal quarters. The significant fluctuation was due to the withdrawal and repayment on our Revolving Credit Facility during 2020 as well as the reclassification of the 1.625% Notes as a current liability. During the quarter ended April 2, 2021, our working capital was positively impacted by reduced capital expenditures. We expect to pay a significant portion of the severance obligations incurred in connection with the ISP during the second quarter of 2021.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, deferred taxes and goodwill. Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We have taken certain measures to add manufacturing capacity in connection with the expected completion of the acquisition of the East Fishkill, New York fabrication facilities and certain related assets and liabilities on or around December 31, 2022.

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans, operating lease liabilities, and contingent tax reserves. With regard to our foreign defined benefit pension plans, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 5: ''Balance Sheet Information and Other'' and Note 12: ''Income Taxes'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Debt Guarantees and Related Covenants

As of April 2, 2021, we were in compliance with the indentures relating to our 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan “B” Facility and Revolving Credit Facility. The 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our 2020 Form 10-K and Note 3: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
As of April 2, 2021, our gross long-term debt (including current maturities) totaled $3,435.4 million. We have no interest rate exposure to rate changes on our fixed-rate debt, which totaled $2,775.0 million as of April 2, 2021. We do have interest rate exposure with respect to the $660.4 million balance of our variable interest rate debt outstanding as of April 2, 2021. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $4.3 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. Our interest rate swaps hedge the majority of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

While we have observed some stabilization in the capital markets impacted by the COVID-19 pandemic, there can be no assurance that equity or borrowings will be available when we access the capital markets again or, if available, will be at rates or prices acceptable to us.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income (expense) immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts as of April 2, 2021 and December 31, 2020 was $281.7 million and $263.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $34.3 million as of April 2, 2021, assuming no offsetting hedge position or correlated activities.
See Note 11: ''Financial Instruments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information with respect to our hedging activity.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 2, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 2, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2020 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2020 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements,” as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are often characterized by the use of words such as “believes,” “estimates,” “expects,” “projects,” “may,” “will,” “intends,” “plans” or “anticipates,” or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Certain factors that could affect our future results or events are described under Part I, Item 1A “Risk Factors” in the 2020 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. You should carefully consider the trends, risks and uncertainties described in this Form 10-Q, Part I, Item 1A “Risk Factors” in the 2020 Form 10-K, Part II and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended April 2, 2021:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2021 - January 29, 2021	13,576	34.92	—	1,295.8
January 30, 2021 - February 26, 2021	2,264	38.22	—	1,295.8
February 27, 2021 - April 2, 2021	717,383	39.01	—	1,295.8
Total	733,223	38.93	—

(1)    These time periods represent our fiscal month start and end dates for the first quarter of 2021.
(2)    The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs.
(3)    The price per share is based on the fair market value at the time of tender or repurchase, respectively.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depends on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were no shares repurchased under the Share Repurchase Program during the quarter ended April 2, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021(1)(2).

10.2	Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021(1)(2).

10.3	Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021(1)(2).

10.4	Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Senior Employee Group)(1)(2).

10.5	Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Tier I Employees)(1)(2).

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May 3, 2021	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)