Form 10-Q
period 2021-07-02
ON SEMICONDUCTOR CORP
filed 2021-08-02
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on July 28, 2021:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	430,532,211

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASIC	Application specific integrated circuit
ASU	Accounting Standards Update
CCD	Charge-coupled device
DSP	Digital signal processing
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
IC	Integrated circuit
IoT	Internet-of-things
IP	Intellectual property
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
LiDAR	Light detection and ranging
MCU	Microcontroller unit
Quantenna	Quantenna Communications, Inc.
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SEC	Securities and Exchange Commission
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	July 2, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,091.1	$1,080.7
Receivables, net	669.1	676.0
Inventories	1,309.3	1,251.4
Other current assets	160.4	176.0
Total current assets	3,229.9	3,184.1
Property, plant and equipment, net	2,457.8	2,512.3
Goodwill	1,663.4	1,663.4
Intangible assets, net	416.3	469.0
Deferred tax assets	429.9	429.0
Other assets	397.1	410.2
Total assets	$8,594.4	$8,668.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$610.2	$572.9
Accrued expenses and other current liabilities	643.6	570.0
Current portion of long-term debt	201.3	531.6
Total current liabilities	1,455.1	1,674.5
Long-term debt	2,907.1	2,959.7
Deferred tax liabilities	49.8	57.3
Other long-term liabilities	378.0	418.4
Total liabilities	4,790.0	5,109.9
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 599,397,171 and 570,766,439 issued, 430,532,211 and 411,842,629 outstanding, respectively)	6.0	5.7
Additional paid-in capital	4,470.3	4,133.1
Accumulated other comprehensive loss	(52.2)	(57.6)
Accumulated earnings	1,699.5	1,425.5
Less: Treasury stock, at cost: 168,864,960 and 158,923,810 shares, respectively	(2,339.2)	(1,968.2)
Total ON Semiconductor Corporation stockholders’ equity	3,784.4	3,538.5
Non-controlling interest	20.0	19.6
Total stockholders' equity	3,804.4	3,558.1
Total liabilities and stockholders' equity	$8,594.4	$8,668.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Revenue	$1,669.9	$1,213.5	$3,151.6	$2,491.4
Cost of revenue (exclusive of amortization shown below)	1,029.8	839.2	1,990.3	1,714.4
Gross profit	640.1	374.3	1,161.3	777.0
Operating expenses:
Research and development	166.3	156.1	339.9	327.1
Selling and marketing	76.1	65.6	155.0	142.4
General and administrative	73.2	62.9	145.6	134.1
Amortization of acquisition-related intangible assets	24.8	29.1	49.8	61.4
Restructuring, asset impairments and other charges, net	17.5	16.2	60.0	49.0
Intangible asset impairment	—	1.3	2.9	1.3
Total operating expenses	357.9	331.2	753.2	715.3
Operating income	282.2	43.1	408.1	61.7
Other income (expense), net:
Interest expense	(33.1)	(41.9)	(66.5)	(84.4)
Interest income	0.2	1.5	0.6	3.4
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)	—
Other income (expense)	(1.1)	(2.8)	3.4	(2.7)
Other income (expense), net	(60.2)	(43.2)	(88.7)	(83.7)
Income (loss) before income taxes	222.0	(0.1)	319.4	(22.0)
Income tax (provision) benefit	(37.9)	(0.8)	(45.0)	7.4
Net income (loss)	184.1	(0.9)	274.4	(14.6)
Less: Net income attributable to non-controlling interest	—	(0.5)	(0.4)	(0.8)
Net income (loss) attributable to ON Semiconductor Corporation	$184.1	$(1.4)	$274.0	$(15.4)
Comprehensive income (loss), net of tax:
Net income (loss)	$184.1	$(0.9)	$274.4	$(14.6)
Foreign currency translation adjustments	(0.2)	(0.1)	(2.5)	0.5
Effects of cash flow hedges	3.9	(1.0)	7.9	(13.8)
Other comprehensive income (loss), net of tax	3.7	(1.1)	5.4	(13.3)
Comprehensive income (loss)	187.8	(2.0)	279.8	(27.9)
Comprehensive income attributable to non-controlling interest	—	(0.5)	(0.4)	(0.8)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$187.8	$(2.5)	$279.4	$(28.7)
Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.43	$0.00	$0.65	$(0.04)
Diluted	$0.42	$0.00	$0.62	$(0.04)
Weighted-average shares of common stock outstanding:
Basic	427.7	410.1	420.5	410.3
Diluted	443.6	410.1	444.5	410.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at April 2, 2021	579,553,444	$5.8	$4,161.0	$(55.9)	$1,515.4	(159,657,033)	$(1,996.7)	$20.0	$3,649.6
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	257,416	—	6.4	—	—	—	—	—	6.4
RSUs and stock grant awards issued	280,649	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	7,111,689	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(86,997)	(3.5)	—	(3.5)
Share-based compensation	—	—	29.1	—	—	—	—	—	29.1
Comprehensive income	—	—	—	3.7	184.1	—	—	—	187.8
Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	461,831	—	12.1	—	—	—	—	—	12.1
RSUs and stock grant awards issued	2,549,977	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(820,220)	(32.0)	—	(32.0)
Share-based compensation	—	—	51.4	—	—	—	—	—	51.4
Comprehensive income	—	—	—	5.4	274.0	—	—	0.4	279.8
Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4

Balance at April 3, 2020	568,774,542	$5.7	$3,830.3	$(66.5)	$1,177.3	(158,769,976)	$(1,731.9)	$22.7	$3,237.6
Shares issued pursuant to the ESPP	666,365	—	6.3	—	—	—	—	—	6.3
RSUs and stock grant awards issued	170,370	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(31,680)	(0.6)	—	(0.6)
Share-based compensation	—	—	18.0	—	—	—	—	—	18.0
Comprehensive (loss) income	—	—	—	(1.1)	(1.4)	—	—	0.5	(2.0)
Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Shares issued pursuant to the ESPP	1,153,803	—	11.4	—	—	—	—	—	11.4
RSUs and stock grant awards issued	2,894,867	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(940,300)	(16.6)	—	(16.6)
Share-based compensation	—	—	33.7	—	—	—	—	—	33.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(13.3)	(15.4)	—	—	0.8	(27.9)
Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 2, 2021	July 3, 2020
Cash flows from operating activities:
Net income (loss)	$274.4	$(14.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	306.5	315.1
Loss (gain) on sale and disposal of fixed assets	0.3	(2.9)
Loss on debt refinancing and prepayment	26.2	—
Amortization of debt discount and issuance costs	5.1	6.0
Share-based compensation	51.4	33.7
Non-cash interest on convertible notes	10.6	19.3
Non-cash asset impairment charges	7.5	8.5
Change in deferred tax balances	(4.7)	(12.3)
Other	—	1.8
Changes in assets and liabilities:
Receivables	4.3	37.8
Inventories	(53.5)	(51.5)
Other assets	3.5	3.5
Accounts payable	32.0	2.3
Accrued expenses and other current liabilities	61.4	(23.0)
Other long-term liabilities	(18.5)	(3.2)
Net cash provided by operating activities	$706.5	$320.5
Cash flows from investing activities:
Purchase of property, plant and equipment	$(181.8)	$(205.6)
Deposits and proceeds from sale of property, plant and equipment	6.6	0.9
Deposits utilized (made) for purchase of property, plant and equipment	(2.8)	0.5
Purchase of business, net of cash acquired	—	(4.5)
Settlement of purchase price from previous acquisition	—	26.0
Net cash used in investing activities	$(178.0)	$(182.7)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$12.3	$11.4
Payment of tax withholding for RSUs	(32.0)	(16.6)
Repurchase of common stock	—	(65.4)
Issuance and borrowings under debt agreements	787.3	1,165.0
Reimbursement of debt issuance costs	2.7	—
Payment of debt issuance costs	(3.5)	—
Repayment of borrowings under debt agreements	(1,214.7)	(60.3)
Payment for purchase of bond hedges	(160.3)	—
Proceeds from issuance of warrants	93.8	—
Payments related to prior acquisition	(2.3)	(5.5)
Net cash provided by (used in) financing activities	$(516.7)	$1,028.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.8)	0.1
Net increase in cash, cash equivalents and restricted cash	11.0	1,166.5
Beginning cash, cash equivalents and restricted cash (Note 5)	1,081.5	894.2
Ending cash, cash equivalents and restricted cash (Note 5)	$1,092.5	$2,060.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("ON Semiconductor," "we," "us," "our" or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the second quarter of 2021 having ended on July 2, 2021 and each fiscal year ending on December 31. The quarters ended July 2, 2021 and July 3, 2020 each contained 91 days. The six months ended July 2, 2021 and July 3, 2020 contained 183 and 185 days, respectively. As of July 2, 2021, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

The accompanying unaudited financial statements as of and for the quarter and six months ended July 2, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2020 was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current-period presentation. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 16, 2021 (the "2020 Form 10-K").

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

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended July 2, 2021:
Revenue from external customers	$846.6	$607.6	$215.7	$1,669.9
Gross profit	$314.3	$252.3	$73.5	$640.1
For the quarter ended July 3, 2020:
Revenue from external customers	$618.4	$426.7	$168.4	$1,213.5
Gross profit (1)	$172.4	$151.4	$50.5	$374.3
For the six months ended July 2, 2021:
Revenue from external customers	$1,593.6	$1,139.1	$418.9	$3,151.6
Gross profit	$560.8	$459.1	$141.4	$1,161.3
For the six months ended July 3, 2020:
Revenue from external customers	$1,242.3	$893.8	$355.3	$2,491.4
Gross profit (1)	$355.0	$309.2	$112.8	$777.0

(1)Beginning in the first quarter of 2021, the Company started including unallocated manufacturing costs as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose purchases accounted for approximately 14% and 12% of the Company's total revenue for the quarter and six months ended July 2, 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended July 2, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$273.1	$226.8	$33.1	$533.0
Hong Kong	261.0	144.3	44.0	449.3
United Kingdom	147.4	84.9	44.2	276.5
United States	108.1	76.4	41.1	225.6
Other	57.0	75.2	53.3	185.5
Total	$846.6	$607.6	$215.7	$1,669.9

Sales Channel
Distributors	$611.1	$344.3	$140.5	$1,095.9
Direct Customers	235.5	263.3	75.2	574.0
Total	$846.6	$607.6	$215.7	$1,669.9

	Six Months Ended July 2, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$547.6	$428.5	$65.9	$1,042.0
Hong Kong	457.1	244.8	89.6	791.5
United Kingdom	290.1	167.5	87.8	545.4
United States	183.4	146.6	79.9	409.9
Other	115.4	151.7	95.7	362.8
Total	$1,593.6	$1,139.1	$418.9	$3,151.6

Sales Channel
Distributors	$1,135.0	$633.2	$261.7	$2,029.9
Direct Customers	458.6	505.9	157.2	1,121.7
Total	$1,593.6	$1,139.1	$418.9	$3,151.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended July 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$243.4	$157.4	$38.6	$439.4
Hong Kong	190.4	95.7	37.2	323.3
United Kingdom	75.8	42.4	22.7	140.9
United States	56.2	63.5	32.1	151.8
Other	52.6	67.7	37.8	158.1
Total	$618.4	$426.7	$168.4	$1,213.5

Sales Channel
Distributors	$436.9	$231.3	$103.8	$772.0
Direct Customers	181.5	195.4	64.6	441.5
Total	$618.4	$426.7	$168.4	$1,213.5

	Six Months Ended July 3, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$437.7	$330.0	$80.0	$847.7
Hong Kong	382.4	187.6	69.5	639.5
United Kingdom	180.9	119.2	67.8	367.9
United States	128.9	140.8	66.6	336.3
Other	112.4	116.2	71.4	300.0
Total	$1,242.3	$893.8	$355.3	$2,491.4

Sales Channel
Distributors	$823.2	$444.9	$207.2	$1,475.3
Direct Customers	419.1	448.9	148.1	1,016.1
Total	$1,242.3	$893.8	$355.3	$2,491.4

The Company operates in various geographic locations. Sales to customers have little correlation with the location of manufacturers. Accordingly, the Company does not present operating profit by geographical location.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net, by geographic location, is summarized as follows (in millions):

	As of
	July 2, 2021	December 31, 2020
United States	$703.8	$686.6
South Korea	440.5	455.5
Philippines	367.8	386.6
China	218.4	229.6
Czech Republic	205.0	216.1
Japan	211.7	209.3
Malaysia	184.5	190.2
Other	126.1	138.4
Total	$2,457.8	$2,512.3

Note 3: Recent Accounting Pronouncements

Pending adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce reported interest expense and increase reported net income for entities that have issued a convertible instrument that is within the scope of ASU 2020-06. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share, and the treasury stock method will be no longer available. ASU 2020-06 is applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. As required, the Company plans to adopt ASU 2020-06 as of January 1, 2022 using a modified retrospective approach and expects interest expense for fiscal 2022 will be lower than for fiscal 2021 by approximately $29.0 million. The Company expects an increase of 9.8 million for fiscal 2022 compared to fiscal 2021 in dilutive shares included in diluted weighted-average shares of common stock outstanding for the purpose of calculating diluted earnings per share. These estimates are based on the balance of 1.625% Notes and 0% Notes outstanding as of July 2, 2021 and are subject to change depending on future repurchase or exchanges. The Company is in the process of calculating the impact of ASU 2020-06 on the opening retained earnings as of January 1, 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended July 2, 2021
2021 Involuntary Separation Program	$21.1	$—	$—	$21.1
Other	—	0.1	(3.7)	(3.6)
Total	$21.1	$0.1	$(3.7)	$17.5

	Restructuring	Asset Impairments	Other	Total
Six months ended July 2, 2021
2021 Involuntary Separation Program	$54.1	$—	$—	$54.1
Other	—	3.3	2.6	5.9
Total	$54.1	$3.3	$2.6	$60.0

A summary of changes in accrued restructuring from December 31, 2020 to July 2, 2021 is as follows (in millions):

	As of			As of
	December 31, 2020	Charges	Usage	July 2, 2021
Employee separation charges	$6.2	$54.1	$(28.8)	$31.5
Total	$6.2	$54.1	$(28.8)	$31.5

2021 Involuntary Separation Program

On March 4, 2021, as part of its ongoing efforts to realign its investments to focus on growth drivers and key markets and to streamline its operations, the Company announced its plans to implement certain employee terminations during the first half of 2021 (the "ISP").

During the first quarter of 2021, the Company notified approximately 500 employees of their employment termination, and incurred severance costs and other benefit costs amounting to $33.0 million. During the second quarter of 2021, the Company notified an additional 227 employees of their employment termination, and incurred severance costs and other benefit costs amounting to $21.1 million. The Company paid approximately $28.8 million of the aggregate expense and had $31.5 million accrued as of July 2, 2021, and expects to pay a majority of the remaining accrued expense during the second half of 2021.

While the Company does not anticipate additional employee terminations under the ISP, the Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future.

Note 5: Balance Sheet Information and Other

Goodwill

There was no change in the balance of goodwill from December 31, 2020 to July 2, 2021. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events during the quarter ended July 2, 2021 that would require an interim impairment analysis.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	July 2, 2021	December 31, 2020
Inventories:
Raw materials	$150.3	$135.7
Work in process	844.8	829.7
Finished goods	314.2	286.0
	$1,309.3	$1,251.4

Defined Benefit Plans

The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of July 2, 2021, the net assets for the overfunded plans totaled $8.5 million. The total accrued pension liability for underfunded plans was $148.4 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities. As of December 31, 2020, the net funded status for all the plans was a liability of $141.9 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Service cost	$3.0	$2.7	$6.1	$5.4
Interest cost	1.1	1.1	2.2	2.3
Expected return on plan assets	(1.6)	(1.5)	(3.3)	(3.1)
Curtailment loss	—	(1.6)	1.9	(1.6)
Total net periodic pension cost	$2.5	$0.7	$6.9	$3.0

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Operating lease	$9.8	$9.1	$19.7	$18.2
Variable lease	1.0	0.7	1.9	1.8
Short-term lease	0.5	1.2	1.2	2.4
Total lease expense	$11.3	$11.0	$22.8	$22.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	July 2, 2021	December 31, 2020
Accrued expenses and other current liabilities	$32.9	$32.2
Other long-term liabilities	104.2	115.7
Total lease liabilities	$137.1	$147.9

Operating right-of-use ("ROU") assets as of July 2, 2021 and December 31, 2020 amounted to $129.3 million and $136.3 million, respectively, and are included in other assets in the Consolidated Balance Sheets. As of July 2, 2021, the weighted-average remaining lease-term was 6.6 years and the weighted-average discount rate was 4.8%.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Six Months Ended
	July 2, 2021	July 3, 2020
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$160.0	$152.8
Sale of property in exchange of note receivable	1.0	4.7
ROU assets obtained in exchange of lease liabilities	11.0	49.0
Cash paid for:
Interest expense	$52.6	$58.4
Income taxes	43.7	15.5
Operating lease payments in operating cash flows	20.8	18.3

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions)

	As of
	July 2, 2021	December 31, 2020	July 3, 2020	December 31, 2019
Consolidated Balance Sheets:
Cash and cash equivalents	$1,091.1	$1,080.7	$2,060.4	$894.2
Restricted cash (included in other current assets)	1.4	0.8	0.3	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,092.5	$1,081.5	$2,060.7	$894.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, in millions):

	As of
	July 2, 2021	December 31, 2020
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at —% and 1.90%, respectively	$—	$700.0
Term Loan "B" Facility due 2026, interest payable monthly at 2.10% and 2.15%, respectively	1,606.3	1,614.5
0% Notes due 2027	805.0	—
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	202.6	575.0
Gross long-term debt, including current portion	$3,313.9	$3,589.5
Less: Debt discount (3)	(167.2)	(69.7)
Less: Debt issuance costs (4)	(38.3)	(28.5)
Net long-term debt, including current portion	$3,108.4	$3,491.3
Less: Current portion of long-term debt	(201.3)	(531.6)
Net long-term debt	$2,907.1	$2,959.7

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $8.3 million and $9.0 million for the Term Loan "B" Facility, $136.8 million and zero for the 0% Notes, $6.2 million and $6.5 million for the 3.875% Notes, $15.9 million and $54.2 million for the 1.625% Notes, in each case as of July 2, 2021 and December 31, 2020, respectively.
(4)Debt issuance costs of $19.3 million and $21.0 million for the Term Loan "B" Facility, $15.4 million and zero for the 0% Notes, $2.1 million and $2.3 million for the 3.875% Notes and $1.5 million and $5.2 million for the 1.625% Notes, in each case as of July 2, 2021 and December 31, 2020, respectively.

Expected maturities of gross long-term debt (including current portion - see 1.625% Notes section below) as of July 2, 2021 were as follows (in millions):

Period	Expected Maturities
Remainder of 2021	$210.8
2022	16.3
2023	16.3
2024	16.3
2025	16.3
Thereafter	3,037.9
Total	$3,313.9

The Company was in compliance with its covenants under all debt agreements as of July 2, 2021.

0% Convertible Senior Notes due 2027

On May 19, 2021, the Company completed a private offering of $805.0 million aggregate principal amount of its 0% Convertible Senior Notes due 2027 (the "0% Notes"), the proceeds of which were used to repurchase a portion of the 1.625% Notes in privately negotiated note repurchase or exchange transactions, repay a portion of the Revolving Credit Facility, pay the net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and general corporate purposes. The 0% Notes were issued under an indenture (the "0% Indenture") by and among the Company,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, which provides, among other things, that the 0% Notes will mature on May 1, 2027, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after February 1, 2027, until the close of business on the second scheduled trading day immediately preceding May 1, 2027, holders may convert their 0% Notes at any time. The 0% Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Company’s Amended Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0% Notes to be converted.

The initial conversion rate of the 0% Notes is 18.8796 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $52.97 per share of common stock. The Company may redeem for cash all or any portion of the 0% Notes, at the Company’s option, on or after May 1, 2024, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any consecutive 30 trading-day period. Prior to February 1, 2027, the holders may convert their 0% Notes under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 0% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 0% Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions described in the 0% Indenture.

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0% Indenture. The maximum number of shares of common stock issuable in connection with the conversion is 21.7 million. In accordance with the accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option, representing the debt discount, from the respective host debt instrument and recorded $139.9 million to stockholders’ equity. The Company also incurred issuance costs of $19.0 million, of which $15.7 million was capitalized as debt issuance costs and $3.3 million was allocated to the conversion option and recorded to stockholders’ equity. The debt discount and debt issuance costs are being amortized at an effective interest rate of 3.2% over the contractual term of the 0% Notes.

In addition, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers or their affiliates ("Counterparties"). The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 0% Notes, and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion. The Company paid $160.3 million in cash for the convertible note hedges, that was recorded to stockholders’ equity. The Company also entered into warrant transactions with the Counterparties, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, the same number of shares of the Company’s common stock covered by the convertible note hedges at an initial strike price of $74.34 per share, which represents a 100% premium over the closing price of $37.17 per share on May 11, 2021. The maximum number of shares of common stock issuable in connection with the warrants is 30.4 million. The Company received $93.8 million in cash for the sale of warrants, that was recorded to stockholders’ equity.

Partial exchange or repurchase and/or exchange of the 1.625% Notes

On May 11, 2021, contemporaneously with the issuance of the 0% Notes, the Company entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $372.4 million in aggregate principal amount of the 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of the Company’s common stock. The repurchases and exchanges resulted in a loss on debt prepayment of $26.2 million based on the fair value of the debt component, while the remainder of the consideration amounting to $141.6 million attributable to the equity component was recorded to stockholders’ equity. Separately, the Company received 9.1 million shares into treasury by terminating a portion of the convertible note hedge transactions that were originally entered at the time of issuance of the 1.625% Notes in a notional amount corresponding to the principal amount of the 1.625% Notes repurchased or exchanged. The fair market value of these shares amounting to $339.0 million was recorded to additional paid-in capital and treasury stock, with no overall impact to equity. Additionally, the Company terminated a portion of the warrant transactions originally entered at the time of issuance of the 1.625% Notes and issued 6.8 million shares with respect to a number of shares of common stock equal to the notional shares underlying such 1.625% Notes repurchased or exchanged.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The remaining outstanding principal amount of the 1.625% Notes, amounting to $185.2 million, net of unamortized discount and issuance costs continues to be classified as a current portion of long-term debt as of July 2, 2021. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2021 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2021, and only during such calendar quarter.

Ninth Amendment to the Amended Credit Agreement

On May 10, 2021, in anticipation of the issuance of the 0% Notes, the Company entered into the Ninth Amendment to the Amended Credit Agreement ("Ninth Amendment"). The Ninth Amendment provided for, among other things, modifications to the Amended Credit Agreement to permit the issuance of the 0% Notes and the repurchase or exchange of the 1.625% Notes, remove the availability of borrowings in currencies other than U.S. dollars in light of the unavailability of LIBO Rate for such other currencies beginning December 31, 2021, provide for increased capacity to dispose of certain assets, make investments and incur certain types of indebtedness and liens, increase the threshold for real estate properties required to be mortgaged to secure the facility, increase the ability to incur incremental debt facilities and remove certain conditions applicable to the incurrence of incremental facilities. There was no impact to the consolidated financial statements due to the Ninth Amendment.

Repayments under the Revolving Credit Facility

During the quarter ended July 2, 2021, the Company repaid the entire outstanding balance under the Revolving Credit Facility of $550.0 million using a portion of the net proceeds from the issuance of the 0% Notes and cash generated from operations. During the quarter ended April 2, 2021, the Company repaid $150.0 million of the outstanding balance under the Revolving Credit Facility using cash generated from operations. As of July 2, 2021, the Company had approximately $1.97 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Net income (loss) attributable to ON Semiconductor Corporation	$184.1	$(1.4)	$274.0	$(15.4)
Basic weighted-average shares of common stock outstanding	427.7	410.1	420.5	410.3
Dilutive effect of share-based awards	2.0	—	2.4	—
Dilutive effect of convertible notes and warrants	13.9	—	21.6	—
Diluted weighted-average shares of common stock outstanding	443.6	410.1	444.5	410.3

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.43	$0.00	$0.65	$(0.04)
Diluted	$0.42	$0.00	$0.62	$(0.04)

Basic income (loss) per share of common stock is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.4 million and 3.6 million for the quarters ended July 2, 2021 and July 3, 2020, respectively, and 0.6 million and 3.1 million for the six months ended July 2, 2021 and July 3, 2020, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The dilutive impact related to the 0% Notes and 1.625% Notes has been determined in accordance with the net share settlement requirements. While the 0% Notes are convertible into cash up to the par value, in accordance with their terms, the Company has assumed the 1.625% Notes to be convertible into cash up to the par value in accordance with the existing accounting standards. The excess over par value for the 0% Notes and 1.625% Notes, if applicable, has been assumed to be convertible into common stock. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0% Notes, 1.625% Notes and 1.00% Notes with exercise prices of $74.34, $30.70 and $25.96 respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. All of the warrants issued in connection with the 1.00% Notes were settled during the quarter and six months ended July 2, 2021.

Equity

1.00% Notes Warrants Settlement

At the time of issuance of the 1.00% Notes, the Company sold 37.3 million warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $25.96 per share from the Company beginning in March 2021. During the quarter ended July 2, 2021, the warrant holders exercised the remaining 18.6 million warrants and the Company settled them by issuing 7.1 million shares of common stock on a net-share basis. The warrant holders had previously exercised 18.7 million warrants during the quarter ended April 2, 2021, and the Company settled them by issuing 6.3 million shares of common stock on a net-share basis.

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the "Share Repurchase Program"), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022.

There were no repurchases during the quarters ended July 2, 2021 and July 3, 2020 under the Share Repurchase Program. There were no repurchases during the six months ended July 2, 2021, while the repurchases amounted to $65.3 million during the six months ended July 3, 2020. As of July 2, 2021, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program during the quarter and six months ended July 2, 2021 and July 3, 2020 was as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Number of repurchased shares (1)	—	—	—	3.6
Aggregate purchase price	$—	$—	$—	$65.3
Fees, commissions and other expenses	—	—	—	0.1
Total cash used for share repurchases	$—	$—	$—	$65.4
Weighted-average purchase price per share (2)	$—	$—	$—	$18.08

(1)None of these shares had been reissued or retired as of July 2, 2021, but may be reissued or retired at a later date.
(2)Exclusive of fees, commissions and other expenses.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and six months ended July 2, 2021 were $3.5 million and $32.0 million, respectively, for which the Company withheld approximately 0.1 million and 0.8 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarter and six months ended July 3, 2020 were $0.6 million and $16.6 million, respectively, for which the Company withheld less than 0.1 million and approximately 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of July 2, 2021, but may be reissued or retired by the Company at a later date.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2020, the non-controlling interest balance was $19.6 million and along with the $0.4 million share of the earnings for the six months ended July 2, 2021, increased to $20.0 million as of July 2, 2021.

Stockholders' Rights Plan

On June 7, 2020, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock to the stockholders of record on June 18, 2020. The Rights, which continued to have a de minimis value from the time they were issued, expired on June 7, 2021.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
Cost of revenue	$4.9	$2.8	$8.2	$5.3
Research and development	7.3	4.4	13.0	8.5
Selling and marketing	4.5	3.1	8.8	6.1
General and administrative	12.4	7.7	21.4	13.8
Share-based compensation expense	$29.1	$18.0	$51.4	$33.7
Income tax benefit	(6.1)	(3.8)	(10.8)	(7.1)
Share-based compensation expense, net of taxes	$23.0	$14.2	$40.6	$26.6

As of July 2, 2021, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $125.7 million, which is expected to be recognized over a weighted-average period of 1.6 years. The remaining outstanding stock options, which were insignificant, were exercised during the quarter and six months ended July 2, 2021. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 6% for the quarter ended July 2, 2021 and 5% for the quarter and six months ended July 3, 2020.

Shares Available

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million, from 87.0 million to 109.5 million. On the same day, the stockholders also approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million, from 28.5 million to 34.5 million.

As of July 2, 2021 and December 31, 2020, there was an aggregate of 41.8 million and 16.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of July 2, 2021 and December 31, 2020, there was an aggregate of 8.5 million and 3.0 million shares of common stock, respectively, available for issuance under the ESPP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the six months ended July 2, 2021 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2020	11.3	$20.73
Granted	2.3	41.18
Released	(2.6)	21.46
Forfeited	(4.1)	21.57
Non-vested RSUs at July 2, 2021	6.9	26.70

Note 9: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2020 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 2, 2021, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of July 2, 2021, which reduced the Company's borrowing capacity. As of July 2, 2021, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $8.6 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of July 2, 2021.
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
(unaudited)

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, measured at fair value on a recurring basis (in millions):

	As of	Fair Value Hierarchy
Description	July 2, 2021	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.4	$8.4	$—	$—

	As of	Fair Value Hierarchy
Description	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.5	$8.5	$—	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.
Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	July 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
Convertible notes	$838.0	$1,222.5	$515.6	$967.1
Other long-term debt	2,270.4	2,272.6	2,975.7	2,966.8

(1)    Carrying amounts shown are net of debt discount and debt issuance costs.

The fair values of the 3.875% Notes, 1.625% Notes and 0% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

Note 11: Financial Instruments

Foreign Currencies

As a multinational business, the Company engages in transactions that are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures and entering into trades for any currency to intentionally increase the underlying exposure. The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of July 2, 2021 and December 31, 2020, the Company had net outstanding foreign exchange contracts with notional amounts of $318.8 million and $263.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	July 2, 2021		December 31, 2020
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	$89.1	$89.1	$71.2	$71.2
Philippine Peso	67.9	67.9	57.2	57.2
Euro	65.4	65.4	47.7	47.7
Korean Won	43.3	43.3	34.4	34.4
Malaysian Ringgit	16.4	16.4	11.7	11.7
Chinese Yuan	12.0	12.0	17.7	17.7
Other Currencies - Buy	15.6	15.6	12.4	12.4
Other Currencies - Sell	(9.1)	9.1	(11.1)	11.1
	$300.6	$318.8	$241.2	$263.4

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended July 2, 2021 and July 3, 2020, realized and unrealized foreign currency transactions totaled a loss of $1.6 million and a loss of $3.2 million, respectively. During the six months ended July 2, 2021 and July 3, 2020, realized and unrealized foreign currency transactions totaled a gain of $2.4 million and a loss of $3.4 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Foreign Currency Risk

The purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. During the quarter ended July 2, 2021, the Company entered into an insignificant forward contract that is designated as a foreign currency cash flow hedge of a forecasted payment denominated in a currency other than U.S. Dollars.

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. During the quarter ended July 2, 2021, the Company entered into interest rate swap agreements for notional amounts totaling $500.0 million, effective as of December 30, 2022 and December 29, 2023, with maturity dates of December 29, 2023 and December 31, 2024, respectively.

The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of July 2, 2021 and July 3, 2020, amounting to $1.5 billion and $2.25 billion, respectively.

Other

As of July 2, 2021, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of July 2, 2021, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $1.9 million and $4.6 million of net interest and penalties accrued as of July 2, 2021 and July 3, 2020, respectively. It is reasonably possible that $41.1 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan net operating losses, which are projected to expire prior to utilization.

Tax years prior to 2017 are generally not subject to examination by the United States Internal Revenue Service (the "IRS") except for items involving tax attributes that have been carried forward to tax years with statutes of limitations that remain open. The Company is currently under IRS examination for the 2017 tax year. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2016. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2011. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2020	$(40.6)	$(17.0)	$(57.6)
Other comprehensive income (loss) prior to reclassifications	(2.5)	17.3	14.8
Amounts reclassified from accumulated other comprehensive loss	—	(9.4)	(9.4)
Net current period other comprehensive income (loss) (1)	(2.5)	7.9	5.4
Balance as of July 2, 2021	$(43.1)	$(9.1)	$(52.2)

(1)     Effects of cash flow hedges are net of tax expense of $2.4 million for the six months ended July 2, 2021.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Six Months Ended
	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020	To caption
Interest rate swaps	$4.8	$5.0	$9.4	$6.9	Interest expense
Total reclassifications	$4.8	$5.0	$9.4	$6.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2020 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended July 2, 2021 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K.

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

We serve a broad base of end-user markets, including automotive, communications, computing, consumer and industrial. Our portfolio of devices, which are found in a wide variety of end-products, enables us to offer advanced ICs and the "building block" components that deliver system-level functionality and design solutions. We offer micro packages, which provide increased performance characteristics while reducing the critical board space inside today's ever-shrinking electronic devices and power modules, delivering improved energy efficiency and reliability for a wide variety of medium and high power applications. As of July 2, 2021, we were organized into the following three operating and reportable segments: PSG, ASG and ISG.

Business Strategy Developments

Our primary focus continues to be on gross margin expansion, while at the same time achieving revenue growth in our focused end-markets of automotive, industrial and communications infrastructure as well as being opportunistic in other end-markets, including obtaining longer term supply arrangements with certain end-customers. We are also focused on achieving efficiencies in our operating expenditures. We completed the process of rationalizing a significant portion of our product portfolio during the first half of 2021 and have allocated capital, research and development investments and resources to accelerate growth in high-margin products and end-markets by moving away from non-differentiated products, which have had historically lower gross margins.

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

In order to realign investments to focus on growth drivers and key markets and to streamline our operations and achieve efficiencies, during the first half of 2021, we implemented the ISP and notified approximately 720 employees of their employment termination and incurred severance charges and other benefits of approximately $55.0 million during this period.

During the second quarter of 2021, we completed the offering of $805.0 million aggregate principal amount of our 0% Notes and utilized the net proceeds along with cash generated from operations to i) repurchase or exchange $372.4 million in aggregate principal amount of our 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of our common stock ii) pay $66.5 million for the net cost of the convertible note hedges and iii) repay the entire remaining outstanding balance of $550.0 million of our Revolving Credit Facility. For additional information, see Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future in connection with such actions.

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

In response to the impact of the ongoing COVID-19 pandemic on our business and industry, we have proactively implemented preventative protocols, which we continuously assess and update for current local conditions and emerging trends. These are intended to safeguard our employees, contractors, customers, suppliers and communities, and to ensure business continuity in case of further government restrictions or if severe outbreaks impact operations at certain of our facilities.

While substantially all of our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates in response to further outbreaks. The ultimate extent to which the COVID-19 pandemic will impact our operations depends on future developments, which are highly uncertain and difficult to predict, including the effectiveness and utilization of vaccines for COVID-19 and its variants, new information that may emerge concerning the severity and longevity of the COVID-19 pandemic and efforts undertaken by various governments to contain the spread of COVID-19 and its variants.

Results of Operations

Quarter Ended July 2, 2021 compared to the Quarter Ended July 3, 2020

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	July 2, 2021	July 3, 2020	Dollar Change
Revenue	$1,669.9	$1,213.5	$456.4
Cost of revenue (exclusive of amortization shown below)	1,029.8	839.2	190.6
Gross profit	640.1	374.3	265.8
Operating expenses:
Research and development	166.3	156.1	10.2
Selling and marketing	76.1	65.6	10.5
General and administrative	73.2	62.9	10.3
Amortization of acquisition-related intangible assets	24.8	29.1	(4.3)
Restructuring, asset impairments and other charges, net	17.5	16.2	1.3
Intangible asset impairment	—	1.3	(1.3)
Total operating expenses	357.9	331.2	26.7
Operating income	282.2	43.1	239.1
Other income (expense), net:
Interest expense	(33.1)	(41.9)	8.8
Interest income	0.2	1.5	(1.3)
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)
Other income (expense)	(1.1)	(2.8)	1.7
Other income (expense), net	(60.2)	(43.2)	(17.0)
Income (loss) before income taxes	222.0	(0.1)	222.1
Income tax provision	(37.9)	(0.8)	(37.1)
Net income (loss)	184.1	(0.9)	185.0
Less: Net income attributable to non-controlling interest	—	(0.5)	0.5
Net income (loss) attributable to ON Semiconductor Corporation	$184.1	$(1.4)	$185.5

Revenue

Revenue was $1,669.9 million and $1,213.5 million for the quarters ended July 2, 2021 and July 3, 2020, respectively, representing an increase of $456.4 million, or approximately 38%. We had one customer, a distributor, whose purchases accounted for approximately 14% of our total revenue for the quarter ended July 2, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 2, 2021	As a % of Total Revenue (1)	Quarter Ended July 3, 2020	As a % of Total Revenue (1)
PSG	$846.6	50.7%	$618.4	51.0%
ASG	607.6	36.4%	426.7	35.2%
ISG	215.7	12.9%	168.4	13.9%
Total revenue	$1,669.9		$1,213.5

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $228.2 million, or approximately 37%, for the quarter ended July 2, 2021 compared to the quarter ended July 3, 2020. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal

Division increased by $139.5 million and $88.6 million, respectively, due to improving economic conditions resulting in significantly increased demand for our products and an increase in average selling prices compared to the quarter ended July 3, 2020. During the second quarter of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during the second quarter of 2021.

Revenue from ASG increased by $180.9 million, or approximately 42%, for the quarter ended July 2, 2021 compared to the quarter ended July 3, 2020. The revenue from our Automotive Division, Mobile, Computing and Cloud Division and Industrial and Offline Power Division increased by $73.0 million, $53.5 million and $42.3 million, respectively. The increases were primarily due to increased demand experienced in the Automotive Division and significantly improved economic conditions, which drove up demand for our products in other end-markets along with an increase in average selling prices. Additionally, as discussed above, during the second quarter of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during the second quarter of 2021.

Revenue from ISG increased by $47.3 million, or approximately 28%, for the quarter ended July 2, 2021 compared to the quarter ended July 3, 2020. The revenue from our Automotive Sensing Division increased by $36.9 million due to the significant improvement of economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products along with an increase in average selling prices.

Revenue by geographic location, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended July 2, 2021	As a % of Total Revenue (1)	Quarter Ended July 3, 2020	As a % of Total Revenue (1)
Singapore	$533.0	31.9%	$439.4	36.2%
Hong Kong	449.3	26.9%	323.3	26.6%
United Kingdom	276.5	16.6%	140.9	11.6%
United States	225.6	13.5%	151.8	12.5%
Other	185.5	11.1%	158.1	13.0%
Total	$1,669.9		$1,213.5

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 2, 2021	As a % of Segment Revenue (1)	Quarter Ended April 3, 2020 (2)	As a % of Segment Revenue (1)

PSG	$314.3	37.1%	$172.4	27.9%
ASG	252.3	41.5%	151.4	35.5%
ISG	73.5	34.1%	50.5	30.0%
Total gross profit	$640.1	38.3%	$374.3	30.8%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit increased by $265.8 million, or approximately 71%, from $374.3 million for the quarter ended July 3, 2020 to $640.1 million for the quarter ended July 2, 2021. Our overall gross margin increased to approximately 38% for the quarter ended July 2, 2021 from approximately 31% for the quarter ended July 3, 2020.

The favorable economic environment and significant improvement in demand from automotive component manufacturers and the automotive industry overall contributed to increased demand for many of our products. The increase in gross profit and gross margin was due to an increase in sales volume, combined with an increase in average selling prices for some of our products, increased utilization and a better mix in the portfolio of products sold. Also, during the quarter ended July 3, 2020, we recorded approximately $13 million of fixed overhead charges to cost of revenues, representing under-absorbed inventory costs, primarily due to the COVID-19 pandemic, which adversely impacted our gross margin for that period.

Operating Expenses

Research and development expenses were $166.3 million for the quarter ended July 2, 2021, as compared to $156.1 million for the quarter ended July 3, 2020, representing an increase of $10.2 million, or approximately 7%. The increase was primarily due to the variable compensation recorded during the quarter ended July 2, 2021.

Selling and marketing expenses were $76.1 million for the quarter ended July 2, 2021, as compared to $65.6 million for the quarter ended July 3, 2020, representing an increase of $10.5 million, or approximately 16%. The increase was primarily due to the increase in payroll expense and variable compensation recorded during the quarter ended July 2, 2021.

General and administrative expenses were $73.2 million for the quarter ended July 2, 2021, as compared to $62.9 million for the quarter ended July 3, 2020, representing an increase of $10.3 million, or approximately 16%. The increase was primarily due to the increase in variable and share-based compensation recorded during the quarter ended July 2, 2021.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $24.8 million for the quarter ended July 2, 2021, as compared to $29.1 million for the quarter ended July 3, 2020, representing a decrease of $4.3 million, or approximately 15%. The decrease was primarily due to full amortization of certain of our technology-related assets during 2020.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $17.5 million for the quarter ended July 2, 2021, as compared to $16.2 million for the quarter ended July 3, 2020. The expenses related primarily to the restructuring programs in effect during the relevant quarter, which were the ISP during the second quarter of 2021 and the involuntary separation program during the second quarter of 2020. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $8.8 million to $33.1 million during the quarter ended July 2, 2021, as compared to $41.9 million during the quarter ended July 3, 2020. The decrease was primarily due to the partial repurchase or exchange of the 1.625% Notes and repayment of the Revolving Credit Facility. Our average gross long-term debt balance (including current maturities) for the quarter ended July 2, 2021 was $3,374.7 million at a weighted-average interest rate of 3.9%, as compared to $4,855.4 million at a weighted-average interest rate of 3.5% for the quarter ended July 3, 2020.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment relating to the partial repurchase or exchange of the 1.625% Notes was $26.2 million during the quarter ended July 2, 2021, as compared to zero for the quarter ended July 3, 2020.

Other Income (Expense)

Other expense decreased by $1.7 million from $2.8 million during the quarter ended July 3, 2020 to $1.1 million during the quarter ended July 2, 2021, which was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax (Provision) Benefit

We recorded an income tax provision of $37.9 million and $0.8 million during the quarters ended July 2, 2021 and July 3, 2020, respectively.

The income tax provision for the quarter ended July 2, 2021 consisted primarily of $36.1 million for income and withholding taxes of certain of our foreign and domestic operations, $3.9 million related to a discrete foreign rate change and $1.9 million of other discrete items, partially offset by discrete benefits of $2.9 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions for which the statute has lapsed and $1.1 million relating to net equity award windfalls.

The income tax provision for the quarter ended July 3, 2020 consisted primarily of $0.9 million for income and withholding taxes of certain of our foreign and domestic operations, offset by $0.1 million of discrete benefits.

For additional information, see Note 12: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended July 2, 2021 compared to the Six Months Ended July 3, 2020

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	July 2, 2021	July 3, 2020	Dollar Change
Revenue	$3,151.6	$2,491.4	$660.2
Cost of revenue (exclusive of amortization shown below)	1,990.3	1,714.4	275.9
Gross profit	1,161.3	777.0	384.3
Operating expenses:
Research and development	339.9	327.1	12.8
Selling and marketing	155.0	142.4	12.6
General and administrative	145.6	134.1	11.5
Amortization of acquisition-related intangible assets	49.8	61.4	(11.6)
Restructuring, asset impairments and other charges, net	60.0	49.0	11.0
Intangible asset impairment	2.9	1.3	1.6
Total operating expenses	753.2	715.3	37.9
Operating income	408.1	61.7	346.4
Other income (expense), net:
Interest expense	(66.5)	(84.4)	17.9
Interest income	0.6	3.4	(2.8)
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)
Other income (expense)	3.4	(2.7)	6.1
Other income (expense), net	(88.7)	(83.7)	(5.0)
Income (loss) before income taxes	319.4	(22.0)	341.4
Income tax benefit (provision)	(45.0)	7.4	(52.4)
Net income (loss)	274.4	(14.6)	289.0
Less: Net income attributable to non-controlling interest	(0.4)	(0.8)	0.4
Net income (loss) attributable to ON Semiconductor Corporation	$274.0	$(15.4)	$289.4

Revenue

Revenue was $3,151.6 million and $2,491.4 million for the six months ended July 2, 2021 and six months ended July 3, 2020, respectively, representing an increase of $660.2 million, or 26.5%. We had one customer, a distributor, whose purchases accounted for approximately 12% of our total revenue for the six months ended July 2, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 2, 2021	As a % of Total Revenue (1)	Six Months Ended July 3, 2020	As a % of Total Revenue (1)
PSG	$1,593.6	50.6%	$1,242.3	49.9%
ASG	1,139.1	36.1%	893.8	35.9%
ISG	418.9	13.3%	355.3	14.3%
Total revenue	$3,151.6		$2,491.4

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $351.3 million, or approximately 28%, for the six months ended July 2, 2021 compared to the six months ended July 3, 2020. The revenue from our Advanced Power Division and Integrated Circuits, Protection and Signal Division increased by $215.5 million and $140.4 million, respectively. These increases were primarily driven by better economic conditions resulting in increased demand for our products along with an increase in average selling prices. During the first half of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during 2021.

Revenue from ASG increased by $245.3 million, or approximately 27%, for the six months ended July 2, 2021 compared to the six months ended July 3, 2020. The revenue from our Automotive Division, Mobile, Computing and Cloud Division and our Industrial and Offline Power Division increased by $92.7 million, $90.9 million and $64.6 million, respectively. The increases were primarily due to the increased demand experienced in the Automotive Division and significantly improved economic conditions resulting in increased demand for our products in other end-markets along with an increase in average selling prices. Also during the first half of 2020, we experienced delays in fulfilling certain customer orders due to supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during 2021.

Revenue from ISG increased by $63.6 million, or approximately 18%, for the six months ended July 2, 2021 compared to the six months ended July 3, 2020. The revenue from our Automotive Solutions Division and Industrial and Consumer Division increased by $50.9 million and $36.1 million, respectively, and was partially offset by a decrease of $23.5 million from the exited CCD business. The increase in revenue was due to the significant improvement in economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products along with an increase in average selling prices.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Six Months Ended July 2, 2021	As a % of Total Revenue (1)	Six Months Ended July 3, 2020	As a % of Total Revenue (1)
Singapore	$1,042.0	33.1%	$847.7	34.0%
Hong Kong	791.5	25.1%	639.5	25.7%
United Kingdom	545.4	17.3%	367.9	14.8%
United States	409.9	13.0%	336.3	13.5%
Other	362.8	11.5%	300.0	12.0%
Total	$3,151.6		$2,491.4

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 2, 2021	As a % of Segment Revenue (1)	Six Months Ended July 3, 2020 (2)	As a % of Segment Revenue (1)

PSG	$560.8	35.2%	$355.0	28.6%
ASG	459.1	40.3%	309.2	34.6%
ISG	141.4	33.8%	112.8	31.7%
Total gross profit	$1,161.3	36.8%	$777.0	31.2%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit was $1,161.3 million for the six months ended July 2, 2021 compared to $777.0 million for the six months ended July 3, 2020. Gross profit increased by $384.3 million, or approximately 49%. Gross profit as a percentage of revenue increased to approximately 37% for the six months ended July 2, 2021 from approximately 31% for the six months ended July 3, 2020.

The significant increase in gross profit and gross margin was due to a significant increase in sales volume, combined with an increase in average selling prices for some of our products, increased utilization and a better mix in the portfolio of the products sold. The favorable economic environment and significant improvement in demand from automotive component manufacturers and the automotive industry overall contributed to increased demand for our products. Additionally, during the six months ended July 3, 2020, we recorded approximately $33 million of fixed overhead charges to cost of revenues, representing under-absorbed inventory costs, primarily due to the COVID-19 pandemic, which adversely impacted our gross margin for that period.

Operating Expenses

Research and development expenses were $339.9 million for the six months ended July 2, 2021, as compared to $327.1 million for the six months ended July 3, 2020, representing an increase of $12.8 million, or approximately 4%. This increase was primarily due to an increase in variable and share-based compensation partially offset by a decrease in payroll costs due to the restructuring programs and a decrease in the cost of external consultants.

Selling and marketing expenses were $155.0 million for the six months ended July 2, 2021, as compared to $142.4 million for the six months ended July 3, 2020, representing an increase of $12.6 million, or approximately 9%. The increase was primarily due to an increase in variable compensation.

General and administrative expenses were $145.6 million for the six months ended July 2, 2021, as compared to $134.1 million for the six months ended July 3, 2020, representing an increase of $11.5 million, or approximately 9%. The increase was primarily due to an increase in variable and share-based compensation partially offset by a decrease in the cost of external consultants.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $49.8 million and $61.4 million for the six months ended July 2, 2021 and six months ended July 3, 2020, respectively, representing a decrease of $11.6 million, or approximately 19%. The decrease was primarily due to full amortization of certain of our technology-related assets during 2020.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $60.0 million for the six months ended July 2, 2021, as compared to $49.0 million for the six months ended July 3, 2020, representing an increase of $11.0 million. The increase was primarily due to the magnitude of the restructuring programs in effect during the relevant period. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $17.9 million to $66.5 million during the six months ended July 2, 2021, as compared to $84.4 million during the six months ended July 3, 2020. The decrease was primarily due to the partial repurchase or exchange of the 1.625% Notes and the repayment of the Revolving Credit Facility. Our average gross long-term debt balance (including current maturities) for the six months ended July 2, 2021 was $3,451.8 million at a weighted-average interest rate of 3.9%, as compared to $4,301.2 million at a weighted-average interest rate of 3.9% for the six months ended July 3, 2020.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment relating to the partial repurchase or exchange of the 1.625% Notes was $26.2 million for the six months ended July 2, 2021, as compared to zero for the six months ended July 3, 2020.

Other Income (Expense)

Other income (expense) was an income of $3.4 million for the six months ended July 2, 2021 as compared to an expense of $2.7 million for the six months ended July 3, 2020, which was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains partially offset by losses on hedges that were realized.

Income Tax (Provision) Benefit

We recorded an income tax provision of $45.0 million and a benefit of $7.4 million during the six months ended July 2, 2021 and six months ended July 3, 2020, respectively.

The income tax provision for the six months ended July 2, 2021 consisted primarily of $53.9 million for income and withholding taxes of certain of our foreign and domestic operations and $3.9 million related to a discrete foreign tax rate change, partially offset by discrete benefits of $6.9 million relating to uncertain tax positions in foreign jurisdictions for which the statute has lapsed, $5.3 million relating to net equity award windfalls and $0.6 million of other discrete benefits.

The income tax benefit for the six months ended July 3, 2020 consisted primarily of a benefit of $7.5 million for income and withholding taxes of certain of our foreign and domestic operations, offset by $0.1 million of discrete expenses.

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

Contractual Obligations

As of July 2, 2021, there were no material changes outside the ordinary course of business to our contractual obligations table, including the notes thereto, contained in the 2020 Form 10-K.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 2, 2021, our Revolving Credit Facility included $15.0 million of commitment for the issuance of letters of credit subject to the available balance of the Revolving Credit Facility. There were

$0.9 million letters of credit outstanding under our Revolving Credit Facility as of July 2, 2021, which reduced our borrowing capacity dollar-for-dollar. As of July 2, 2021, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $8.6 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries, which totaled $0.9 million as of July 2, 2021. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,091.1 million as of July 2, 2021. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) make capital expenditures; and (v) repurchase our common stock.

Our principal sources of liquidity are cash on hand, cash generated from operations, funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand. We also have the ability to utilize our Revolving Credit Facility, which has approximately $1.97 billion available for future borrowings.

We believe that the key factors that could affect our internal and external sources of cash include:

•Geopolitical and macroeconomic factors caused by the COVID-19 pandemic, which has had, and is expected to continue to have, negative impacts on the economies of the majority of countries and industries. The ultimate effect of the COVID-19 pandemic and its variants and the responses of various governmental entities and industries thereto, the duration and severity and the possibility of the re-emergence of the pandemic in future months and the anticipated recovery period are uncertain.
•Factors that affect our results of operations and cash flows include the impact on our business and operations as a result of changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business.
•Factors that affect our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise include interest rate fluctuations, macroeconomic conditions (including as a result of the COVID-19 pandemic), sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Our ability to service our long-term debt, including the 0% Notes, 3.875% Notes, 1.625% Notes, the Revolving Credit Facility and the Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance and the timing of the full economic recovery from the COVID-19 pandemic, as well as financial, competitive, legislative, regulatory and other conditions, some or all of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available when we access the capital markets or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. During the six months ended July 2, 2021 and July 3, 2020, we paid $181.8 million and

$205.6 million, respectively, for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2021 and 2022 and thereafter is approximately $125.0 million and $44.9 million, respectively. Our estimated purchases of property, plant and equipment during the second half of 2021 are expected to be 10% to 11% of the revenue during that period, or 8% to 9% on an annualized basis for 2021. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $706.5 million and $320.5 million for the six months ended July 2, 2021 and July 3, 2020, respectively. The increase of $386.0 million was primarily attributable to a significant increase in net income due to better economic conditions resulting in increased demand for our products and better working capital management. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $885.0 million as of July 2, 2021, and has fluctuated between $1,057.1 million and $879.3 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $1,774.8 million as of July 2, 2021, and has fluctuated between $2,379.8 million and $1,071.4 million at the end of each of our last eight fiscal quarters. The significant fluctuation was due to the withdrawal and repayment on our Revolving Credit Facility during 2020 and 2021 as well as the reclassification of the 1.625% Notes as a current liability. During the six months ended July 2, 2021, our working capital was positively impacted by reduced capital expenditures. We expect an increase in capital expenditures and also expect to pay a significant portion of the remaining severance obligations incurred in connection with the ISP during the second half of 2021.

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

Key Financing and Capital Events

Overview

Over the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating and financial flexibility. During the quarter ended July 2, 2021, we executed the Ninth Amendment to the Amended Credit Agreement, issued our 0% Notes, repurchased or exchanged a significant portion of the 1.625% Notes and repaid the remaining outstanding balance on our Revolving Credit Facility.

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

Debt Guarantees and Related Covenants

As of July 2, 2021, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of ON Semiconductor and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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
As of July 2, 2021, our gross long-term debt (including current maturities) totaled $3,313.9 million. While we do not have interest rate exposure to rate changes on our fixed-rate debt, which totaled $3,207.6 million as of July 2, 2021, $106.3 million of our variable interest rate debt is subject to interest rate exposure. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $2.4 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. Our interest rate swaps hedge a significant portion of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.
While we observed stabilization in the capital markets impacted by the COVID-19 pandemic, including in connection with our recent debt transactions, there can be no assurance that equity or borrowings will be available when we access the capital markets again or, if available, will be at rates or prices acceptable to us.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income (expense) immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts as of July 2, 2021 and December 31, 2020 was $318.8 million and $263.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $78.9 million as of July 2, 2021, assuming no offsetting hedge position or correlated activities.
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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended July 2, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 2, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9: "Commitments and Contingencies" under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2020 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2020 Form 10-K, except for the below.

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products, create additional compliance costs and create reputational challenges

The SEC, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, adopted disclosure regulations for public companies that manufacture products containing certain minerals that are mined from the Democratic Republic of Congo and adjoining countries and procedures pertaining to a manufacturer’s efforts regarding the source of such minerals. These "conflict minerals" are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. Compliance with these requirements could adversely affect the sourcing, availability and pricing of metals used in the manufacture of our products and may be time consuming for our management and supply chain personnel. In addition, we have incurred, and in the future may incur, additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products, submitting a conflict minerals report and the audit of such report by an independent auditor. If we determine that certain of our products contain materials not determined to be conflict free or if we are unable to verify with sufficient accuracy the origins of all conflict materials used in our products, we may face difficulties in satisfying customers who may require that our products be certified as free of "conflict materials," which could harm our relationships with these customers, and other reputational challenges, which could lead to a loss of revenue.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans" or "anticipates," or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Certain factors that could affect our future results or events are described under Part I, Item 1A "Risk Factors" in the 2020 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. You should carefully consider the trends, risks and uncertainties described in those reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended July 2, 2021:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
April 3, 2021 - April 30, 2021	—	—	—	1,295.8
May 1, 2021 - May 28, 2021	9,126,162	37.17	—	1,295.8
May 29, 2021 - July 2, 2021	81,765	39.71	—	1,295.8
Total	9,207,927	37.19	—

(1)    These time periods represent our fiscal month start and end dates for the second quarter of 2021.
(2)    The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs. Also included in the May 1, 2021 – May 28, 2021 period is an aggregate of 9,120,930 shares that were received on May 14, 2021 pursuant to bond hedges for which no cash was exchanged. See Note 6: ''Long-Term Debt'' in the notes to the consolidated financial statements included elsewhere in this Form 10-Q for additional information on this transaction.
(3)    The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were no shares repurchased under the Share Repurchase Program during the quarter ended July 2, 2021.

0% Notes

Any shares of common stock issuable upon conversion of the 0% Notes will be issued in transactions anticipated to be exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof. In connection with the issuance of the 0% Notes, the Company sold warrants to the Counterparties in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the Counterparties. The warrants and the shares of the common stock issuable upon exercise of the warrants, if any, have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. To the extent that any shares of common stock are issued upon exercise of the warrants by any of the Counterparties pursuant to the respective warrants, such shares will be issued in transactions anticipated to be exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof. The shares of common stock issued in connection with the repurchase and exchange of a portion of the 1.625% Notes, including in connection with the termination of the related warrants, were issued in transactions exempt from registration under the Securities Act pursuant to Section 3(a)(9) thereof.

For further information regarding the 0% Notes and related transactions, see Note 6 “Long-Term Debt” in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1
Indenture, dated as of May 14, 2021, by and among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021).

4.2	Form of Global 0% Convertible Senior Note due 2027 (included in Exhibit 4.1).

10.1	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended by the amendment effective March 17, 2021), approved by stockholders May 20, 2021(1)(2).

10.2	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, effective March 17, 2021 and approved by stockholders May 20, 2021(1)(2).

10.3
Ninth Amendment to Credit Agreement, dated as of May 10, 2021, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required Lenders(1).

10.4	Form of Confirmation for Convertible Notes Hedges (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021).

10.5	Form of Confirmation for Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021).

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	August 2, 2021	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)