Form 10-Q
period 2021-10-01
ON SEMICONDUCTOR CORP
filed 2021-11-01
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on October 27, 2021:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	430,833,656

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AEC	Automotive Electronics Council
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
BEPS	Base Erosion and Profit Shifting
CCD	Charge-coupled device
Commission or SEC	Securities and Exchange Commission
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International, Inc.
FASB	Financial Accounting Standards Board
IoT	Internet-of-things
IP	Intellectual property
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the International Exchange Benchmark Administration
Quantenna	Quantenna Communications, Inc.
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RSU	Restricted stock unit
SiC	Silicon Carbide
SoC	System on chip
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	October 1, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,389.2	$1,080.7
Receivables, net	720.0	676.0
Inventories	1,327.6	1,251.4
Other current assets	205.0	176.0
Total current assets	3,641.8	3,184.1
Property, plant and equipment, net	2,427.8	2,512.3
Goodwill	1,662.7	1,663.4
Intangible assets, net	390.3	469.0
Deferred tax assets	382.1	429.0
Other assets	436.0	410.2
Total assets	$8,940.7	$8,668.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$599.3	$572.9
Accrued expenses and other current liabilities	641.8	570.0
Current portion of long-term debt	203.0	531.6
Total current liabilities	1,444.1	1,674.5
Long-term debt	2,910.5	2,959.7
Deferred tax liabilities	46.8	57.3
Other long-term liabilities	394.9	418.4
Total liabilities	4,796.3	5,109.9
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 599,738,476 and 570,766,439 issued, 430,824,004 and 411,842,629 outstanding, respectively)	6.0	5.7
Additional paid-in capital	4,498.5	4,133.1
Accumulated other comprehensive loss	(48.6)	(57.6)
Accumulated earnings	2,009.2	1,425.5
Less: Treasury stock, at cost: 168,914,472 and 158,923,810 shares, respectively	(2,341.4)	(1,968.2)
Total ON Semiconductor Corporation stockholders’ equity	4,123.7	3,538.5
Non-controlling interest	20.7	19.6
Total stockholders' equity	4,144.4	3,558.1
Total liabilities and stockholders' equity	$8,940.7	$8,668.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Revenue	$1,742.1	$1,317.3	$4,893.7	$3,808.7
Cost of revenue (exclusive of amortization shown below)	1,021.3	876.1	3,011.6	2,590.5
Gross profit	720.8	441.2	1,882.1	1,218.2
Operating expenses:
Research and development	154.5	156.1	494.4	483.2
Selling and marketing	68.4	65.3	223.4	207.7
General and administrative	75.7	62.2	221.3	196.3
Amortization of acquisition-related intangible assets	24.7	29.6	74.5	91.0
Restructuring, asset impairments and other charges, net	(1.7)	9.0	58.3	58.0
Intangible asset impairment	—	—	2.9	1.3
Total operating expenses	321.6	322.2	1,074.8	1,037.5
Operating income	399.2	119.0	807.3	180.7
Other income (expense), net:
Interest expense	(31.9)	(42.2)	(98.4)	(126.6)
Interest income	0.5	0.9	1.1	4.3
Loss on debt refinancing and prepayment	—	—	(26.2)	—
Gain on divestiture of business	10.2	—	10.2	—
Other income (expense)	(5.8)	0.4	(2.4)	(2.3)
Other income (expense), net	(27.0)	(40.9)	(115.7)	(124.6)
Income before income taxes	372.2	78.1	691.6	56.1
Income tax (provision) benefit	(61.8)	83.1	(106.8)	90.5
Net income	310.4	161.2	584.8	146.6
Less: Net income attributable to non-controlling interest	(0.7)	(0.6)	(1.1)	(1.4)
Net income attributable to ON Semiconductor Corporation	$309.7	$160.6	$583.7	$145.2
Comprehensive income, net of tax:
Net income	$310.4	$161.2	$584.8	$146.6
Foreign currency translation adjustments	(0.3)	0.6	(2.8)	1.1
Effects of cash flow hedges	3.9	3.6	11.8	(10.2)
Other comprehensive income (loss), net of tax	3.6	4.2	9.0	(9.1)
Comprehensive income	314.0	165.4	593.8	137.5
Comprehensive income attributable to non-controlling interest	(0.7)	(0.6)	(1.1)	(1.4)
Comprehensive income attributable to ON Semiconductor Corporation	$313.3	$164.8	$592.7	$136.1
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.72	$0.39	$1.38	$0.35
Diluted	$0.70	$0.38	$1.32	$0.35
Weighted-average shares of common stock outstanding:
Basic	430.6	410.8	423.8	410.5
Diluted	440.7	418.3	443.1	414.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4
Shares issued pursuant to the ESPP	171,146	—	5.5	—	—	—	—	—	5.5
RSUs and stock grant awards issued	170,159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(49,512)	(2.2)	—	(2.2)
Share-based compensation	—	—	22.7	—	—	—	—	—	22.7
Comprehensive income	—	—	—	3.6	309.7	—	—	0.7	314.0
Balance at October 1, 2021	599,738,476	$6.0	$4,498.5	$(48.6)	$2,009.2	(168,914,472)	$(2,341.4)	$20.7	$4,144.4

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	570,732	—	17.6	—	—	—	—	—	17.6
RSUs and stock grant awards issued	2,782,381	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(869,732)	(34.2)	—	(34.2)
Share-based compensation	—	—	74.1	—	—	—	—	—	74.1
Comprehensive income	—	—	—	9.0	583.7	—	—	1.1	593.8
Balance at October 1, 2021	599,738,476	$6.0	$4,498.5	$(48.6)	$2,009.2	(168,914,472)	$(2,341.4)	$20.7	$4,144.4

Balance at July 3, 2020	569,611,277	$5.7	$3,854.6	$(67.6)	$1,175.9	(158,801,656)	$(1,732.5)	$23.2	$3,259.3
Stock option exercises	3,125	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	342,461	—	5.5	—	—	—	—	—	5.5
RSUs and stock grant awards issued	89,132	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(24,435)	(0.5)	—	(0.5)
Share-based compensation	—	—	17.5	—	—	—	—	—	17.5
Comprehensive income	—	—	—	4.2	160.6	—	—	0.6	165.4
Balance at October 2, 2020	570,045,995	$5.7	$3,877.6	$(63.4)	$1,336.5	(158,826,091)	$(1,733.0)	$23.8	$3,447.2

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Stock option exercises	3,125	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	1,496,264	—	16.9	—	—	—	—	—	16.9
RSUs and stock grant awards issued	2,983,999	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(964,735)	(17.1)	—	(17.1)
Share-based compensation	—	—	51.2	—	—	—	—	—	51.2
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Comprehensive (loss) income	—	—	—	(9.1)	145.2	—	—	1.4	137.5
Balance at October 2, 2020	570,045,995	$5.7	$3,877.6	$(63.4)	$1,336.5	(158,826,091)	$(1,733.0)	$23.8	$3,447.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 1, 2021	October 2, 2020
Cash flows from operating activities:
Net income	$584.8	$146.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456.4	471.3
Loss (gain) on sale and disposal of fixed assets	2.3	(1.8)
Gain on divestiture of business	(10.2)	—
Loss on debt refinancing and prepayment	26.2	—
Amortization of debt discount and issuance costs	8.0	9.1
Share-based compensation	74.1	51.2
Non-cash interest on convertible notes	17.6	29.4
Non-cash asset impairment charges	10.8	14.2
Intangible asset impairment charges	—	1.3
Change in deferred tax balances	39.5	(149.1)
Other	0.2	5.3
Changes in assets and liabilities (exclusive of divestiture):
Receivables	(38.1)	(21.5)
Inventories	(71.5)	(52.1)
Other assets	(32.0)	(27.2)
Accounts payable	25.6	3.4
Accrued expenses and other current liabilities	55.6	(13.0)
Other long-term liabilities	6.1	16.8
Net cash provided by operating activities	$1,155.4	$483.9
Cash flows from investing activities:
Purchase of property, plant and equipment	$(275.0)	$(267.2)
Deposits and proceeds from sale of property, plant and equipment	6.6	1.5
Deposits utilized (made) for purchase of property, plant and equipment	(21.5)	2.3
Divestiture of business, net of cash transferred	3.4	—
Purchase of business, net of cash acquired	—	(4.5)
Purchase of available-for-sale securities	(43.8)	—
Proceeds from sale or maturity of available-for-sale securities	2.8	—
Settlement of purchase price from previous acquisition	—	26.0
Net cash used in investing activities	$(327.5)	$(241.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$18.5	$17.8
Payment of tax withholding for RSUs	(34.2)	(17.1)
Repurchase of common stock	—	(65.4)
Issuance and borrowings under debt agreements	787.3	1,858.0
Reimbursement of debt issuance costs	2.7	—
Payment of debt issuance costs	(3.8)	(2.2)
Repayment of borrowings under debt agreements	(1,218.8)	(1,264.6)
Payment for purchase of bond hedges	(160.3)	—
Proceeds from issuance of warrants	93.8	—
Payments related to prior acquisition	(3.0)	(8.3)
Net cash provided by (used in) financing activities	$(517.8)	$518.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	0.4
Net increase in cash, cash equivalents and restricted cash	309.1	760.6
Beginning cash, cash equivalents and restricted cash (Note 6)	1,081.5	894.2
Ending cash, cash equivalents and restricted cash (Note 6)	$1,390.6	$1,654.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries ("onsemi," "we," "us," "our" or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the third quarter of 2021 having ended on October 1, 2021 and each fiscal year ending on December 31. The quarters ended October 1, 2021 and October 2, 2020 each contained 91 days. The nine months ended October 1, 2021 and October 2, 2020 contained 274 and 276 days, respectively. As of October 1, 2021, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

The accompanying unaudited financial statements as of and for the quarter and nine months ended October 1, 2021 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2020 was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Certain reclassifications have been made to prior period amounts to conform to current-period presentation. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2020 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 16, 2021 (the "2020 Form 10-K").

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

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended October 1, 2021:
Revenue from external customers	$892.1	$613.5	$236.5	$1,742.1
Gross profit	$346.0	$280.1	$94.7	$720.8
For the quarter ended October 2, 2020:
Revenue from external customers	$647.4	$494.6	$175.3	$1,317.3
Gross profit (1)	$194.2	$191.2	$55.8	$441.2
For the nine months ended October 1, 2021:
Revenue from external customers	$2,485.7	$1,752.6	$655.4	$4,893.7
Gross profit	$906.8	$739.2	$236.1	$1,882.1
For the nine months ended October 2, 2020:
Revenue from external customers	$1,889.7	$1,388.4	$530.6	$3,808.7
Gross profit (1)	$549.2	$500.4	$168.6	$1,218.2

(1)Beginning in the first quarter of 2021, the Company started including unallocated manufacturing costs as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose purchases accounted for approximately 14% and 13% of the Company's total revenue for the quarter and nine months ended October 1, 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended October 1, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$285.4	$219.3	$39.3	$544.0
Hong Kong	281.8	152.2	53.0	487.0
United Kingdom	145.0	86.8	41.4	273.2
United States	115.8	74.3	48.6	238.7
Other	64.1	80.9	54.2	199.2
Total	$892.1	$613.5	$236.5	$1,742.1

Sales Channel
Distributors	$644.2	$355.6	$149.0	$1,148.8
Direct Customers	247.9	257.9	87.5	593.3
Total	$892.1	$613.5	$236.5	$1,742.1

	Nine Months Ended October 1, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$833.0	$647.8	$105.2	$1,586.0
Hong Kong	738.9	397.0	142.6	1,278.5
United Kingdom	435.1	254.3	129.2	818.6
United States	299.2	220.9	128.5	648.6
Other	179.5	232.6	149.9	562.0
Total	$2,485.7	$1,752.6	$655.4	$4,893.7

Sales Channel
Distributors	$1,779.2	$988.8	$410.7	$3,178.7
Direct Customers	706.5	763.8	244.7	1,715.0
Total	$2,485.7	$1,752.6	$655.4	$4,893.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended October 2, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$236.5	$177.1	$28.3	$441.9
Hong Kong	187.8	103.4	43.3	334.5
United Kingdom	98.6	71.0	37.2	206.8
United States	73.0	68.4	46.2	187.6
Other	51.5	74.7	20.3	146.5
Total	$647.4	$494.6	$175.3	$1,317.3

Sales Channel
Distributors	$436.3	$255.8	$87.3	$779.4
Direct Customers	211.1	238.8	88.0	537.9
Total	$647.4	$494.6	$175.3	$1,317.3

	Nine Months Ended October 2, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$674.2	$507.1	$108.3	$1,289.6
Hong Kong	570.2	291.0	112.8	974.0
United Kingdom	279.5	190.2	105.0	574.7
United States	201.9	209.2	112.8	523.9
Other	163.9	190.9	91.7	446.5
Total	$1,889.7	$1,388.4	$530.6	$3,808.7

Sales Channel
Distributors	$1,259.5	$700.7	$294.5	$2,254.7
Direct Customers	630.2	687.7	236.1	1,554.0
Total	$1,889.7	$1,388.4	$530.6	$3,808.7

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net, by geographic location, is summarized as follows (in millions):

	As of
	October 1, 2021	December 31, 2020
United States	$709.3	$686.6
South Korea	444.0	455.5
Philippines	352.9	386.6
China	213.6	229.6
Japan	205.0	209.3
Czech Republic	204.5	216.1
Malaysia	181.0	190.2
Other	117.5	138.4
Total	$2,427.8	$2,512.3

Note 3: Recent Accounting Pronouncements

Pending adoption:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share, and the treasury stock method will be no longer available. As required, the Company plans to adopt ASU 2020-06 as of January 1, 2022 using a modified retrospective approach and expects to record a cumulative effect adjustment of an estimated $73.0 million to increase opening retained earnings. Due to the adoption of ASU 2020-06, the Company expects interest expense for fiscal 2022 will be lower than for fiscal 2021 by approximately $29.0 million and expects an increase of 9.8 million for fiscal 2022 compared to fiscal 2021 in dilutive shares included in diluted weighted-average shares of common stock outstanding for the purpose of calculating diluted earnings per share. These estimates are based on the balance of 1.625% Notes and 0% Notes outstanding as of October 1, 2021 and are subject to change depending on future repurchase or exchanges.

Note 4: Acquisition and Divestiture

Acquisition of GT Advanced Technologies Inc.

On August 25, 2021, the Company, through its wholly owned subsidiary Semiconductor Components Industries, LLC, entered into a definitive Agreement and Plan of Merger to acquire GT Advanced Technologies Inc. (“GTAT”), which closed on October 28, 2021. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, including customary purchase price adjustments, the aggregate cash consideration the Company paid from its cash on hand in exchange for all of the outstanding equity interests of GTAT was approximately $425 million. Due to the timing of this acquisition, the initial accounting for the business combination is incomplete at the time of the filing of this Form 10-Q.

Divestiture

On October 1, 2021, the Company divested itself of one of its businesses along with the related intellectual property for aggregate consideration of approximately $13.6 million and recognized a gain of $10.2 million after offsetting the carrying values of the disposed assets and liabilities. Pursuant to the agreement governing the divestiture, the Company may receive additional cash consideration of $7.5 million if and when the divested business achieves certain milestones.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended October 1, 2021
2021 Involuntary Separation Program	$1.0	$—	$—	$1.0
Other	—	—	(2.7)	(2.7)
Total	$1.0	$—	$(2.7)	$(1.7)

	Restructuring	Asset Impairments	Other	Total
Nine months ended October 1, 2021
2021 Involuntary Separation Program	$55.1	$—	$—	$55.1
Other	—	3.3	(0.1)	3.2
Total	$55.1	$3.3	$(0.1)	$58.3

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2020	Charges	Usage	October 1, 2021
Employee separation charges	$6.2	$55.1	$(46.1)	$15.2
Total	$6.2	$55.1	$(46.1)	$15.2

2021 Involuntary Separation Program

On March 4, 2021, as part of its ongoing efforts to realign its investments to focus on growth drivers and key markets and to streamline its operations, the Company announced its plans to implement certain employee terminations during 2021 (the "ISP").

Under the ISP, the Company notified approximately 725 employees of their employment termination, and incurred severance costs and other benefit costs amounting to $55.1 million during the nine months ended October 1, 2021. The severance and other benefit costs incurred during the quarter ended October 1, 2021 related to certain insignificant adjustments to the severance costs previously recorded. Approximately $14.8 million of the incurred charges remained accrued as of October 1, 2021, which the Company expects to pay during the fourth quarter of 2021 and the first quarter of 2022.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future.

Note 6: Balance Sheet Information and Other

Goodwill

There was an insignificant change in the balance of goodwill from December 31, 2020 to October 1, 2021 relating to the divestiture of a business. See Note 4: ''Acquisition and Divestiture''. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events during the quarter ended October 1, 2021 that would require an interim impairment analysis.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	October 1, 2021	December 31, 2020
Inventories:
Raw materials	$160.8	$135.7
Work in process	871.7	829.7
Finished goods	295.1	286.0
	$1,327.6	$1,251.4

Defined Benefit Plans

The Company recognizes the aggregate amount of all overfunded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of October 1, 2021, the net assets for the overfunded plans totaled $12.5 million. The total accrued pension liability for underfunded plans was $142.8 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities. As of December 31, 2020, the net funded status for all the plans was a liability of $141.9 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Service cost	$2.8	$2.7	$8.9	$8.1
Interest cost	1.1	1.2	3.3	3.5
Expected return on plan assets	(1.6)	(1.6)	(4.9)	(4.7)
Curtailment gain	(2.3)	—	(0.4)	(1.6)
Total net periodic pension cost	$—	$2.3	$6.9	$5.3

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Operating lease	$9.8	$9.9	$29.6	$28.1
Variable lease	0.9	1.3	2.9	3.1
Short-term lease	0.4	1.0	1.6	3.4
Total lease expense	$11.1	$12.2	$34.1	$34.6

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	October 1, 2021	December 31, 2020
Accrued expenses and other current liabilities	$32.4	$32.2
Other long-term liabilities	98.3	115.7
Total lease liabilities	$130.7	$147.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Operating right-of-use ("ROU") assets as of October 1, 2021 and December 31, 2020 amounted to $124.0 million and $136.3 million, respectively, and are included in other assets in the Consolidated Balance Sheets. As of October 1, 2021, the weighted-average remaining lease-term was 6.5 years and the weighted-average discount rate was 4.8%.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	October 1, 2021	October 2, 2020
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$153.3	$156.1
Divestiture/Sale of property in exchange of receivable	9.1	4.7
ROU assets obtained in exchange of lease liabilities	14.2	54.8
Cash paid for:
Interest expense	$80.7	$80.9
Income taxes	65.1	29.9
Operating lease payments in operating cash flows	30.6	27.5

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions)

	As of
	October 1, 2021	December 31, 2020	October 2, 2020	December 31, 2019
Consolidated Balance Sheets:
Cash and cash equivalents	$1,389.2	$1,080.7	$1,654.0	$894.2
Restricted cash (included in other current assets)	1.4	0.8	0.8	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,390.6	$1,081.5	$1,654.8	$894.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	October 1, 2021	December 31, 2020
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at —% and 1.90%, respectively	$—	$700.0
Term Loan "B" Facility due 2026, interest payable monthly at 2.08% and 2.15%, respectively	1,602.3	1,614.5
0% Notes due 2027	805.0	—
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	202.6	575.0
Gross long-term debt, including current portion	$3,309.9	$3,589.5
Less: Debt discount (3)	(159.7)	(69.7)
Less: Debt issuance costs (4)	(36.7)	(28.5)
Net long-term debt, including current portion	$3,113.5	$3,491.3
Less: Current portion of long-term debt	(203.0)	(531.6)
Net long-term debt	$2,910.5	$2,959.7

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $8.0 million and $9.0 million for the Term Loan "B" Facility, $131.5 million and zero for the 0% Notes, $6.0 million and $6.5 million for the 3.875% Notes, $14.2 million and $54.2 million for the 1.625% Notes, in each case as of October 1, 2021 and December 31, 2020, respectively.
(4)Debt issuance costs of $18.5 million and $21.0 million for the Term Loan "B" Facility, $14.7 million and zero for the 0% Notes, $2.1 million and $2.3 million for the 3.875% Notes and $1.4 million and $5.2 million for the 1.625% Notes, in each case as of October 1, 2021 and December 31, 2020, respectively.

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of October 1, 2021 were as follows (in millions):

Period	Expected Maturities
Remainder of 2021	$206.8
2022	16.3
2023	16.3
2024	16.3
2025	16.3
Thereafter	3,037.9
Total	$3,309.9

The Company was in compliance with its covenants under all debt agreements as of October 1, 2021.

0% Convertible Senior Notes due 2027

On May 19, 2021, the Company completed a private offering of $805.0 million aggregate principal amount of its 0% Notes, the proceeds of which were used to repurchase a portion of the 1.625% Notes in privately negotiated note repurchase or exchange transactions, repay a portion of the Revolving Credit Facility, pay the net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and general corporate purposes. The 0% Notes were issued under an indenture (the "0% Indenture") by and among the Company, the guarantors party thereto, and Wells Fargo Bank, National

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Association, as trustee, which provides, among other things, that the 0% Notes will mature on May 1, 2027, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after February 1, 2027, until the close of business on the second scheduled trading day immediately preceding May 1, 2027, holders may convert their 0% Notes at any time. The 0% Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Company’s Amended Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0% Notes to be converted.

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

In addition, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers or their affiliates ("Counterparties"). The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 0% Notes, and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion. The Company paid $160.3 million in cash for the convertible note hedges, which was recorded to stockholders’ equity. The Company also entered into warrant transactions with the Counterparties, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, the same number of shares of the Company’s common stock covered by the convertible note hedges at an initial strike price of $74.34 per share, which represents a 100% premium over the closing price of $37.17 per share on May 11, 2021. The maximum number of shares of common stock issuable in connection with the warrants is 30.4 million. The Company received $93.8 million in cash for the sale of warrants, which was recorded to stockholders’ equity.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The remaining outstanding principal amount of the 1.625% Notes, amounting to $187.0 million, net of unamortized discount and issuance costs continues to be classified as a current portion of long-term debt as of October 1, 2021. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2021 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending December 31, 2021, and only during such calendar quarter.

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

Repayments under the Revolving Credit Facility

During the quarter ended July 2, 2021, the Company repaid the entire outstanding balance under the Revolving Credit Facility of $550.0 million using a portion of the net proceeds from the issuance of the 0% Notes and cash generated from operations. During the quarter ended April 2, 2021, the Company repaid $150.0 million of the outstanding balance under the Revolving Credit Facility using cash generated from operations. As of October 1, 2021, the Company had approximately $1.97 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Net income attributable to ON Semiconductor Corporation	$309.7	$160.6	$583.7	$145.2
Basic weighted-average shares of common stock outstanding	430.6	410.8	423.8	410.5
Dilutive effect of share-based awards	2.3	1.8	2.3	1.6
Dilutive effect of convertible notes and warrants	7.8	5.7	17.0	2.3
Diluted weighted-average shares of common stock outstanding	440.7	418.3	443.1	414.4

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.72	$0.39	$1.38	$0.35
Diluted	$0.70	$0.38	$1.32	$0.35

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.2 million and zero for the quarters ended October 1, 2021 and October 2, 2020, respectively, and 0.4 million and 1.0 million for the nine months ended October 1, 2021 and October 2, 2020, respectively.

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

The dilutive impact of the warrants issued concurrently with the issuance of the 0% Notes, 1.625% Notes and 1.00% Notes with exercise prices of $74.34, $30.70 and $25.96, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. All of the warrants issued in connection with the 1.00% Notes were settled during the first half of 2021.

Equity

1.00% Notes Warrants Settlement

At the time of issuance of the 1.00% Notes, the Company sold 37.3 million warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $25.96 per share from the Company beginning in March 2021. During the quarters ended July 2, 2021 and April 2, 2021, the warrant holders exercised 18.6 million and 18.7 million warrants, respectively, and the Company settled them by issuing 7.1 million and 6.3 million shares of common stock, respectively, on a net-share basis.

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the "Share Repurchase Program"), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022.

There were no repurchases during the quarters ended October 1, 2021 and October 2, 2020 under the Share Repurchase Program. While there were no repurchases during the nine months ended October 1, 2021, the repurchases amounted to $65.3 million during the nine months ended October 2, 2020. As of October 1, 2021, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program during the quarter and nine months ended October 1, 2021 and October 2, 2020 was as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Number of repurchased shares (1)	—	—	—	3.6
Aggregate purchase price	$—	$—	$—	$65.3
Fees, commissions and other expenses	—	—	—	0.1
Total cash used for share repurchases	$—	$—	$—	$65.4
Weighted-average purchase price per share (2)	$—	$—	$—	$18.08

(1)None of these shares had been reissued or retired as of October 1, 2021, but may be reissued or retired at a later date.
(2)Exclusive of fees, commissions and other expenses.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and nine months ended October 1, 2021 were $2.2 million and $34.2 million, respectively, for which the Company withheld approximately 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarter and nine months ended October 2, 2020 were $0.5 million and $17.1 million, respectively, for which the Company withheld less than 0.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

million and approximately 1.0 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of October 1, 2021, but may be reissued or retired at a later date.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2020, the non-controlling interest balance was $19.6 million and, along with the $1.1 million share of the earnings for the nine months ended October 1, 2021, increased to $20.7 million as of October 1, 2021.

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

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
Cost of revenue	$3.6	$3.1	$11.8	$8.5
Research and development	5.4	4.8	18.4	13.2
Selling and marketing	3.7	3.4	12.5	9.5
General and administrative	10.0	6.2	31.4	20.0
Share-based compensation expense	$22.7	$17.5	$74.1	$51.2
Income tax benefit	(4.8)	(3.7)	(15.6)	(10.8)
Share-based compensation expense, net of taxes	$17.9	$13.8	$58.5	$40.4

As of October 1, 2021, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $105.5 million, which is expected to be recognized over a weighted-average period of 1.4 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 6% for the quarter and nine months ended October 1, 2021 and 5% for the quarter and nine months ended October 2, 2020.

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

As of October 1, 2021 and December 31, 2020, there was an aggregate of 42.2 million and 16.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP. As of October 1, 2021 and December 31, 2020, there was an aggregate of 8.4 million and 3.0 million shares of common stock, respectively, available for issuance under the ESPP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the nine months ended October 1, 2021 is as follows (in millions, except per share data):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2020	11.3	$20.73
Granted	2.4	41.26
Released	(2.8)	21.40
Forfeited	(4.5)	21.86
Non-vested RSUs at October 1, 2021	6.4	27.33

Note 10: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2020 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of October 1, 2021, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of October 1, 2021, which reduced the Company's borrowing capacity. As of October 1, 2021, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $7.3 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of October 1, 2021.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

During the quarter ended October 1, 2021, the Company began investing portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

As of October 1, 2021					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.1	$—	$—	$8.1	$8.1	$—
Money market funds	2.3	—	—	2.3	2.3	—
Corporate bonds	2.5	—	—	2.5	—	2.5
Commercial paper	4.0	—	—	4.0	—	4.0

Other current assets:
Corporate bonds	12.7	—	—	12.7	—	12.7
Certificate of deposit	2.0	—	—	2.0	—	2.0
Commercial paper	4.9	—	—	4.9	2.9	2.0
US Treasury bonds	0.4	—	—	0.4	—	0.4

Other assets:
Corporate bonds	19.0	—	—	19.0	—	19.0
Certificate of deposit	0.5	—	—	0.5	—	0.5
US Treasury bonds	1.5	—	—	1.5	—	1.5

The investments included in other assets have maturity dates ranging between one and five years.

As of December 31, 2020					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.5	$—	$—	$8.5	$8.5	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	October 1, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
Convertible notes	$845.7	$1,443.1	$515.6	$967.1
Other long-term debt	2,267.8	2,259.7	2,975.7	2,966.8

(1)    Carrying amounts shown are net of debt discount and debt issuance costs.

The fair values of the 3.875% Notes, 1.625% Notes and 0% Notes were estimated based on market prices in active markets (Level 1). The fair value of the Term Loan "B" Facility was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

Note 12: Financial Instruments

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

As of October 1, 2021 and December 31, 2020, the Company had net outstanding foreign exchange contracts with notional amounts of $301.2 million and $263.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	October 1, 2021		December 31, 2020
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$75.9	$75.9	$47.7	$47.7
Philippine Peso	66.8	66.8	57.2	57.2
Japanese Yen	56.2	56.2	71.2	71.2
Korean Won	36.5	36.5	34.4	34.4
Chinese Yuan	24.3	24.3	17.7	17.7
Malaysian Ringgit	14.0	14.0	11.7	11.7
Singapore Dollar	11.7	11.7	5.7	5.7
Other Currencies - Buy	9.0	9.0	6.7	6.7
Other Currencies - Sell	(6.8)	6.8	(11.1)	11.1
	$287.6	$301.2	$241.2	$263.4

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended October 1, 2021 and October 2, 2020,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

realized and unrealized foreign currency transactions totaled a loss of $0.8 million and a gain of $0.1 million, respectively. During the nine months ended October 1, 2021 and October 2, 2020, realized and unrealized foreign currency transactions totaled a gain of $1.5 million and a loss of $3.4 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

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

The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of October 1, 2021 and October 2, 2020, amounting to $1.5 billion and $2.25 billion, respectively.

Other

As of October 1, 2021, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of October 1, 2021, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $1.9 million and $4.7 million of net interest and penalties accrued as of October 1, 2021 and October 2, 2020, respectively. It is reasonably possible that $43.2 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2020	$(40.6)	$(17.0)	$(57.6)
Other comprehensive income (loss) prior to reclassifications	(2.8)	26.1	23.3
Amounts reclassified from accumulated other comprehensive loss	—	(14.3)	(14.3)
Net current period other comprehensive income (loss) (1)	(2.8)	11.8	9.0
Balance as of October 1, 2021	$(43.4)	$(5.2)	$(48.6)

(1)     Effects of cash flow hedges are net of tax expense of $3.4 million for the nine months ended October 1, 2021.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Quarters Ended		Nine Months Ended
	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020	To caption
Interest rate swaps	$4.9	$6.4	$14.3	$13.3	Interest expense
Total reclassifications	$4.9	$6.4	$14.3	$13.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2020 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended October 1, 2021 included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2020 Form 10-K.

Executive Overview

onsemi Overview

onsemi’s mission is to push innovation to create intelligent power and sensing technologies that solve challenging customer problems. With our intelligent power technologies, we are engaged in the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, enables efficient fast-charging systems and propels the sustainable energy evolution for efficient solar strings, industrial power and storage systems. Using our intelligent sensing technologies, we enable the next generation industry for smarter homes, factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible. As of October 1, 2021, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

We serve a broad base of end-user markets, including automotive, industrial, communications, computing and consumer. We believe the evolution of automotive with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms is altering the boundaries of personal transportation. With an extensive portfolio of AEC-qualified products, onsemi enables customers to design high reliability solutions while delivering peak performance. Within the industrial space, onsemi helps OEMs develop innovative products and navigate the ongoing transformation across energy infrastructure, industrial automation, smart buildings and power conversion. With every processor, memory bank or wireless base station needing power, onsemi’s computing and connectivity solutions for AC-DC conversion, multiphase conversion, point-of-load supplies, and hot swap protection support the full power range and various functions needed to power cloud infrastructure.

Business Strategy Developments

Our primary focus continues to be on gross margin and operating margin expansion, while at the same time achieving revenue growth in our focused end-markets of automotive, industrial and communications infrastructure as well as being opportunistic in other end-markets, including obtaining longer-term supply arrangements with strategic end-customers. We are also focused on achieving efficiencies in our operating expenditures. While we have made significant progress, we are continuing the process of rationalizing our product portfolio and allocated capital, research and development investments and resources to accelerate growth in high-margin products and end-markets by moving away from non-differentiated products, which have had historically lower gross margins. To this effect, onsemi announced in 2020 that it was exploring the sales of our six-inch fabrication facilities in Oudenaarde, Belgium and Niigata, Japan, and we are currently engaged in discussions with potential buyers. As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future.

We believe these actions, among others, will allow us to transition to a lighter internal fabrication model where our gross margins will be less volatile and not as heavily influenced by our internal manufacturing volumes. We are also rationalizing our manufacturing footprint to align with our investment priorities and corporate strategy. Our goal is to reduce volatility in our gross margins and maximize return on our manufacturing investments with the intention of having our product strategy drive our manufacturing footprint and capital investments.

We are focused on sustainability as we drive a common theme across all markets. Recently, onsemi announced its commitment to achieving net zero emissions and becoming carbon-neutral by 2040. As we initiate steps to achieve our sustainability goals, additional investments may be required in the future in connection with such actions, although the timing and amounts of such investments are uncertain at this time.

In order to realign investments to focus on growth drivers and key markets and to streamline our operations and achieve efficiencies, we implemented the ISP during the first quarter of 2021. Under the ISP, we notified approximately 725 employees of their employment termination and incurred severance charges and other benefits of approximately $55.1 million. We continue to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future. Additionally, during the second quarter of 2021, we took certain steps to rationalize our capital structure.

On October 28, 2021, we closed on our previously announced acquisition of GTAT. We believe the GTAT acquisition will act as a building block to fuel growth and accelerate innovation in disruptive intelligent power technologies and secure and grow supply of SiC to meet rapidly growing customer demand for SiC-based solutions in the sustainable ecosystem.

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

In response to the impact of the ongoing COVID-19 pandemic on our business and industry, we have proactively implemented preventative protocols, which we continuously assess and update for current local conditions and emerging trends. These are intended to safeguard our employees, contractors, customers, suppliers and communities and to ensure business continuity in case of further government restrictions or if severe outbreaks impact operations at certain of our facilities. While substantially all of our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates in response to further outbreaks or new variants of COVID-19. We are still unable to predict the ultimate extent to which the COVID-19 pandemic will impact our operations.

Results of Operations

Quarter Ended October 1, 2021 compared to the Quarter Ended October 2, 2020

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	October 1, 2021	October 2, 2020	Dollar Change
Revenue	$1,742.1	$1,317.3	$424.8
Cost of revenue (exclusive of amortization shown below)	1,021.3	876.1	145.2
Gross profit	720.8	441.2	279.6
Operating expenses:
Research and development	154.5	156.1	(1.6)
Selling and marketing	68.4	65.3	3.1
General and administrative	75.7	62.2	13.5
Amortization of acquisition-related intangible assets	24.7	29.6	(4.9)
Restructuring, asset impairments and other charges, net	(1.7)	9.0	(10.7)
Intangible asset impairment	—	—	—
Total operating expenses	321.6	322.2	(0.6)
Operating income	399.2	119.0	280.2
Other income (expense), net:
Interest expense	(31.9)	(42.2)	10.3
Interest income	0.5	0.9	(0.4)
Gain on divestiture of business	10.2	—	10.2
Other income (expense)	(5.8)	0.4	(6.2)
Other income (expense), net	(27.0)	(40.9)	13.9
Income before income taxes	372.2	78.1	294.1
Income tax (provision) benefit	(61.8)	83.1	(144.9)
Net income	310.4	161.2	149.2
Less: Net income attributable to non-controlling interest	(0.7)	(0.6)	(0.1)
Net income attributable to ON Semiconductor Corporation	$309.7	$160.6	$149.1

Revenue

Revenue was $1,742.1 million and $1,317.3 million for the quarters ended October 1, 2021 and October 2, 2020, respectively, representing an increase of $424.8 million, or approximately 32%. We had one customer, a distributor, whose purchases accounted for approximately 14% of our total revenue for the quarter ended October 1, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended October 1, 2021	As a % of Total Revenue (1)	Quarter Ended October 2, 2020	As a % of Total Revenue (1)
PSG	$892.1	51.2%	$647.4	49.1%
ASG	613.5	35.2%	494.6	37.5%
ISG	236.5	13.6%	175.3	13.3%
Total revenue	$1,742.1		$1,317.3

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $244.7 million, or approximately 38%, for the quarter ended October 1, 2021 compared to the quarter ended October 2, 2020. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and

Signal Division increased by $154.1 million and $88.0 million, respectively, due to the improving economic conditions resulting in significantly increased demand for our products and an increase in average selling prices compared to the quarter ended October 2, 2020.

Revenue from ASG increased by $118.9 million, or approximately 24%, for the quarter ended October 1, 2021 compared to the quarter ended October 2, 2020. The revenue from our Mobile, Computing and Cloud Division, Industrial Solutions Division, and Automotive Division increased by $58.4 million, $33.6 million and $29.9 million, respectively. The increases were primarily due to significantly improved economic conditions, which drove up demand for our products in other end-markets along with an increase in average selling prices.

Revenue from ISG increased by $61.2 million, or approximately 35%, for the quarter ended October 1, 2021 compared to the quarter ended October 2, 2020. The revenue from our Automotive Sensing Division and Industrial and Consumer Solutions Division increased by $46.8 million and $34.2 million, respectively, and was partially offset by a decrease of $19.8 million from our exited CCD Division. The increases were due to the significant improvement of economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products along with an increase in average selling prices.

Revenue by geographic location, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	Quarter Ended October 1, 2021	As a % of Total Revenue (1)	Quarter Ended October 2, 2020	As a % of Total Revenue (1)
Singapore	$544.0	31.2%	$441.9	33.5%
Hong Kong	487.0	28.0%	334.5	25.4%
United Kingdom	273.2	15.7%	206.8	15.7%
United States	238.7	13.7%	187.6	14.2%
Other	199.2	11.4%	146.5	11.1%
Total revenue	$1,742.1		$1,317.3

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended October 1, 2021	As a % of Segment Revenue (1)	Quarter Ended October 2, 2020 (2)	As a % of Segment Revenue (1)

PSG	$346.0	38.8%	$194.2	30.0%
ASG	280.1	45.7%	191.2	38.7%
ISG	94.7	40.0%	55.8	31.8%
Total gross profit	$720.8	41.4%	$441.2	33.5%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit increased by $279.6 million, or approximately 63%, from $441.2 million for the quarter ended October 2, 2020 to $720.8 million for the quarter ended October 1, 2021. Our overall gross margin increased to approximately 41% for the quarter ended October 1, 2021 from approximately 34% for the quarter ended October 2, 2020.

The favorable economic environment and significant improvement in demand in all end-markets and specifically from automotive component manufacturers and the automotive industry overall contributed to increased demand and better pricing for many of our products. The increase in gross profit and gross margin was due to a significant increase in sales volume, increased utilization and a better mix in the portfolio of products sold combined with an increase in average selling prices for many of our products.

Operating Expenses

Research and development expenses were $154.5 million for the quarter ended October 1, 2021, as compared to $156.1 million for the quarter ended October 2, 2020, representing a decrease of $1.6 million, or approximately 1%. The decrease in payroll expenses and costs associated with third-party consultants was partially offset by an increase in variable compensation.

Selling and marketing expenses were $68.4 million for the quarter ended October 1, 2021, as compared to $65.3 million for the quarter ended October 2, 2020, representing an increase of $3.1 million, or approximately 5%. The increase was primarily due to the increase in variable compensation.

General and administrative expenses were $75.7 million for the quarter ended October 1, 2021, as compared to $62.2 million for the quarter ended October 2, 2020, representing an increase of $13.5 million, or approximately 22%. The increase was primarily due to the increase in variable and stock compensation.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $24.7 million for the quarter ended October 1, 2021, as compared to $29.6 million for the quarter ended October 2, 2020, representing a decrease of $4.9 million, or approximately 17%. The decrease was primarily due to full amortization of certain of our technology-related assets during 2020.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was a credit of $1.7 million for the quarter ended October 1, 2021, as compared to $9.0 million for the quarter ended October 2, 2020. The expenses related to the ISP during the third quarter of 2021 and the involuntary separation program during the third quarter of 2020. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $10.3 million to $31.9 million during the quarter ended October 1, 2021, as compared to $42.2 million during the quarter ended October 2, 2020. The decrease was primarily due to a decrease in our long-term debt. Our average gross long-term debt balance (including current maturities) for the quarter ended October 1, 2021 was $3,311.9 million at a weighted-average interest rate of 3.9%, as compared to $4,601.0 million at a weighted-average interest rate of 3.7% for the quarter ended October 2, 2020.

Gain on Divestiture of Business

Gain on divestiture of business was $10.2 million during the quarter ended October 1, 2021, as compared to zero for the quarter ended October 2, 2020, due to the divestiture of a business entity engaged in research and development. See Note 4: ''Acquisition and Divestiture'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) decreased by $6.2 million from an income of $0.4 million during the quarter ended October 2, 2020 to an expense of $5.8 million during the quarter ended October 1, 2021. The decrease was primarily due to the expense relating to the valuation adjustment on employee benefit plans.

Income Tax (Provision) Benefit

We recorded an income tax provision of $61.8 million and a benefit of $83.1 million during the quarters ended October 1, 2021 and October 2, 2020, respectively.

The income tax provision for the quarter ended October 1, 2021 consisted primarily of $64.7 million for income and withholding taxes of certain of our foreign and domestic operations, partially offset by discrete benefits of $0.4 million relating to the release of reserves and interest for uncertain tax positions in foreign jurisdictions for which the statute has lapsed, $0.2 million relating to net equity award windfalls, and $2.3 million of other discrete benefits primarily related to return to provision adjustments.

The income tax benefit for the quarter ended October 2, 2020 consisted of discrete benefits of $60.4 million primarily due to the recognition of certain deferred tax assets, net of deferred tax liabilities, related to the domestication of certain foreign subsidiaries and a benefit of $49.9 million related to the release of valuation allowances against certain state deferred tax assets. These benefits were partially offset by a provision of $23.0 million for income and withholding taxes of certain of our foreign and domestic operations, a $3.1 million discrete provision related to prior year uncertain tax positions and $1.1 million of other discrete items.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended October 1, 2021 compared to the Nine Months Ended October 2, 2020

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	October 1, 2021	October 2, 2020	Dollar Change
Revenue	$4,893.7	$3,808.7	$1,085.0
Cost of revenue (exclusive of amortization shown below)	3,011.6	2,590.5	421.1
Gross profit	1,882.1	1,218.2	663.9
Operating expenses:
Research and development	494.4	483.2	11.2
Selling and marketing	223.4	207.7	15.7
General and administrative	221.3	196.3	25.0
Amortization of acquisition-related intangible assets	74.5	91.0	(16.5)
Restructuring, asset impairments and other charges, net	58.3	58.0	0.3
Intangible asset impairment	2.9	1.3	1.6
Total operating expenses	1,074.8	1,037.5	37.3
Operating income	807.3	180.7	626.6
Other income (expense), net:
Interest expense	(98.4)	(126.6)	28.2
Interest income	1.1	4.3	(3.2)
Loss on debt refinancing and prepayment	(26.2)	—	(26.2)
Gain on divestiture of business	10.2	—	10.2
Other income (expense)	(2.4)	(2.3)	(0.1)
Other income (expense), net	(115.7)	(124.6)	8.9
Income before income taxes	691.6	56.1	635.5
Income tax benefit (provision)	(106.8)	90.5	(197.3)
Net income	584.8	146.6	438.2
Less: Net income attributable to non-controlling interest	(1.1)	(1.4)	0.3
Net income attributable to ON Semiconductor Corporation	$583.7	$145.2	$438.5

Revenue

Revenue was $4,893.7 million and $3,808.7 million for the nine months ended October 1, 2021 and nine months ended October 2, 2020, respectively, representing an increase of $1,085.0 million, or 28.5%. We had one customer, a distributor, whose purchases accounted for approximately 13% of our total revenue for the nine months ended October 1, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended October 1, 2021	As a % of Total Revenue (1)	Nine Months Ended October 2, 2020	As a % of Total Revenue (1)
PSG	$2,485.7	50.8%	$1,889.7	49.6%
ASG	1,752.6	35.8%	1,388.4	36.5%
ISG	655.4	13.4%	530.6	13.9%
Total revenue	$4,893.7		$3,808.7

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $596.0 million, or approximately 32%, for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020. The revenue from our Advanced Power Division and Integrated Circuits, Protection and Signal Division increased by $369.6 million and $228.4 million, respectively. These increases were primarily driven by better economic conditions resulting in increased demand for our products along with a favorable mix in the products sold and an increase in average selling prices. During the first nine months of 2020, we experienced decreased demand, delays in fulfilling certain customer orders due to significant supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during 2021.

Revenue from ASG increased by $364.2 million, or approximately 26%, for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020. The revenue from our Mobile, Computing and Cloud Division, Automotive Division and Industrial Solutions Division increased by $186.5 million, $122.7 million and $67.1 million, respectively. The increases were primarily due to significantly improved economic conditions resulting in increased demand for our products in other end-markets along with a favorable mix in the products sold and an increase in average selling prices. Also during the first nine months of 2020, we experienced decreased demand, delays in fulfilling certain customer orders due to significant supply chain constraints and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic, neither of which were experienced during 2021.

Revenue from ISG increased by $124.8 million, or approximately 24%, for the nine months ended October 1, 2021 compared to the nine months ended October 2, 2020. The revenue from our Automotive Solutions Division and Industrial and Consumer Solutions Division increased by $97.6 million and $70.3 million, respectively, and was partially offset by a decrease of $43.3 million from the exited CCD business. The increase in revenue was due to the significant improvement in economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products along with a favorable mix in the products sold and an increase in average selling prices.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Nine Months Ended October 1, 2021	As a % of Total Revenue (1)	Nine Months Ended October 2, 2020	As a % of Total Revenue (1)
Singapore	$1,586.0	32.4%	$1,289.6	33.9%
Hong Kong	1,278.5	26.1%	974.0	25.6%
United Kingdom	818.6	16.7%	574.7	15.1%
United States	648.6	13.3%	523.9	13.8%
Other	562.0	11.5%	446.5	11.7%
Total revenue	$4,893.7		$3,808.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended October 1, 2021	As a % of Segment Revenue (1)	Nine Months Ended October 2, 2020 (2)	As a % of Segment Revenue (1)

PSG	$906.8	36.5%	$549.2	29.1%
ASG	739.2	42.2%	500.4	36.0%
ISG	236.1	36.0%	168.6	31.8%
Total gross profit	$1,882.1	38.5%	$1,218.2	32.0%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit was $1,882.1 million for the nine months ended October 1, 2021 compared to $1,218.2 million for the nine months ended October 2, 2020. Gross profit increased by $663.9 million, or approximately 54%. Gross profit as a percentage of revenue increased to approximately 38% for the nine months ended October 1, 2021 from approximately 32% for the nine months ended October 2, 2020.

The significant increase in gross profit and gross margin was due to a significant increase in sales volume, increased utilization and a better mix in the portfolio of the products sold combined with an increase in average selling prices for many of our products. The favorable economic environment and significant improvement in demand in all end-markets and specifically from automotive component manufacturers and the automotive industry overall contributed to increased demand and better pricing for our products.

Operating Expenses

Research and development expenses were $494.4 million for the nine months ended October 1, 2021, as compared to $483.2 million for the nine months ended October 2, 2020, representing an increase of $11.2 million, or approximately 2%. The increase was primarily due to an increase in variable compensation.

Selling and marketing expenses were $223.4 million for the nine months ended October 1, 2021, as compared to $207.7 million for the nine months ended October 2, 2020, representing an increase of $15.7 million, or approximately 8%. The increase was primarily due to an increase in variable compensation.

General and administrative expenses were $221.3 million for the nine months ended October 1, 2021, as compared to $196.3 million for the nine months ended October 2, 2020, representing an increase of $25.0 million, or approximately 13%. The increase was primarily due to an increase in variable and stock compensation.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $74.5 million and $91.0 million for the nine months ended October 1, 2021 and nine months ended October 2, 2020, respectively, representing a decrease of $16.5 million, or approximately 18%. The decrease was primarily due to full amortization of certain of our technology-related assets during 2020.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $58.3 million for the nine months ended October 1, 2021, as compared to $58.0 million for the nine months ended October 2, 2020, representing an increase of $0.3 million. For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $28.2 million to $98.4 million during the nine months ended October 1, 2021, as compared to $126.6 million during the nine months ended October 2, 2020. The decrease was primarily due to decrease in long-term debt and interest rates during this period. Our average gross long-term debt balance (including current maturities) for the nine months ended October 1, 2021 was $3,449.7 million at a weighted-average interest rate of 3.8%, as compared to $4,049.0 million at a weighted-average interest rate of 4.2% for the nine months ended October 2, 2020.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment relating to the partial repurchase or exchange of the 1.625% Notes was $26.2 million for the nine months ended October 1, 2021, as compared to zero for the nine months ended October 2, 2020.

Gain on Divestiture of a Business

Gain on divestiture of a business was $10.2 million during the nine months ended October 1, 2021, as compared to zero for the nine months ended October 2, 2020, due to the divestiture of a business entity engaged in research and development during the quarter ended October 1, 2021. See Note 4: ''Acquisition and Divestiture'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was an expense of $2.4 million for the nine months ended October 1, 2021 as compared to an expense of $2.3 million for the nine months ended October 2, 2020. The fluctuations in foreign currencies resulting in increased transaction gains was offset by the valuation adjustment on employee benefit plans.

Income Tax (Provision) Benefit

We recorded an income tax provision of $106.8 million and a benefit of $90.5 million during the nine months ended October 1, 2021 and October 2, 2020, respectively.

The income tax provision for the nine months ended October 1, 2021 consisted primarily of $118.6 million for income and withholding taxes of certain of our foreign and domestic operations and $3.9 million related to a discrete foreign tax rate change, partially offset by discrete benefits of $7.3 million relating to uncertain tax positions in foreign jurisdictions for which the statute has lapsed, $5.5 million relating to net equity award windfalls and $2.9 million of other discrete benefits primarily related to return to provision adjustments.

The income tax benefit for the nine months ended October 2, 2020 consisted primarily of a benefit of $60.4 million due to the recognition of certain deferred tax assets, net of deferred tax liabilities, related to the domestication of certain foreign subsidiaries and a benefit of $49.9 million related to the release of valuation allowances against certain state deferred tax assets. These benefits were partially offset by a provision of $15.5 million for income and withholding taxes of certain of our foreign and domestic operations, a $3.3 million discrete provision relating to prior year uncertain tax positions and $1.0 million of other discrete items.

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

Contractual Obligations

As of October 1, 2021, there were no material changes outside the ordinary course of business to our contractual obligations table, including the notes thereto, contained in the 2020 Form 10-K.

Off-Balance Sheet Arrangements

In the ordinary course of business, we provide standby letters of credit or other guarantee instruments to certain parties in connection with certain transactions, including, but not limited to: material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of October 1, 2021, our Revolving Credit Facility included $15.0 million of commitment for the issuance of letters of credit subject to the available balance of the Revolving Credit Facility. There were $0.9 million letters of credit outstanding under our Revolving Credit Facility as of October 1, 2021, which reduced our borrowing capacity dollar-for-dollar. As of October 1, 2021, we also had outstanding guarantees and letters of credit outside of our Revolving Credit Facility in the amount of $7.3 million.

As part of securing financing in the ordinary course of business, we have issued guarantees related to certain of our subsidiaries, which totaled $0.9 million as of October 1, 2021. Based on historical experience and information currently available, we believe that we will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

We maintain directors’ and officers’ insurance policies that indemnify our directors and officers against various liabilities, including certain liabilities under the Exchange Act, that might be incurred by any director or officer in his or her capacity as such. We continue to carry indemnification and insurance agreements in favor of directors, officers and employees of Fairchild and Quantenna.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,389.2 million as of October 1, 2021. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) make capital expenditures; and (v) repurchase our common stock.

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
•Factors that affect our results of operations and cash flows include the impact on our business and operations as a result of changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business.
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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. During the nine months ended October 1, 2021 and October 2, 2020, we paid $275.0 million and $267.2 million, respectively, for capital expenditures. Our current minimum contractual capital expenditure commitment for the remainder of 2021 is approximately $168.2 million. Our estimated purchases of property, plant and equipment are expected to be 6% to 7% of revenue on an annualized basis for 2021. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $1,155.4 million and $483.9 million for the nine months ended October 1, 2021 and October 2, 2020, respectively. The increase of $671.5 million was primarily attributable to a significant increase in net income due to better economic conditions resulting in increased demand for our products and better working capital management. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,011.5 million as of October 1, 2021, and has fluctuated between $1,057.1 million and $885.0 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,197.7 million as of October 1, 2021, and has fluctuated between $2,379.8 million and $1,201.6 million at the end of each of our last eight fiscal quarters. The significant fluctuation was due to the withdrawal and repayment on our Revolving Credit Facility during 2020 as well as the reclassification of the 1.625% Notes as a current liability. We expect an increase in capital expenditures during 2022 and also expect to pay a significant portion of the remaining severance obligations incurred in connection with the ISP during the fourth quarter of 2021 and the first quarter of 2022.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, deferred taxes and goodwill. Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We have taken certain measures to add manufacturing capacity with the closure of the GTAT acquisition on October 28, 2021 and in connection with the expected completion of the acquisition of the East Fishkill, New York fabrication facilities and certain related assets and liabilities on or around December 31, 2022.

Our long-term liabilities, excluding long-term debt and deferred taxes, consist of liabilities under our foreign defined benefit pension plans, operating lease liabilities and contingent tax reserves. With regard to our foreign defined benefit pension plans, our annual funding of these obligations is equal to the minimum amount legally required in each jurisdiction in which the plans operate. This annual amount is dependent upon numerous actuarial assumptions. For additional information, see Note 6: ''Balance Sheet Information and Other'' and Note 13: ''Income Taxes'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Key Financing and Capital Events

Overview

Over the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating and financial flexibility. During the nine ended October 1, 2021, we executed the Ninth Amendment, issued our 0% Notes, repurchased or exchanged a significant portion of the 1.625% Notes and repaid the remaining outstanding balance on our Revolving Credit Facility.

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

Debt Guarantees and Related Covenants

As of October 1, 2021, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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
As of October 1, 2021, our gross long-term debt (including current maturities) totaled $3,309.9 million. While we do not have interest rate exposure to rate changes on our fixed-rate debt, which totaled $3,207.6 million as of October 1, 2021, $102.3 million of our variable interest rate debt is subject to interest rate exposure. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $3.3 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. Our interest rate swaps hedge a significant portion of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.
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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income (expense) immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts as of October 1, 2021 and December 31, 2020 was $301.2 million and $263.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures or entering into trades for any currency to intentionally increase the underlying exposure.
Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $111.4 million as of October 1, 2021, assuming no offsetting hedge position or correlated activities.
See Note 12: ''Financial Instruments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information with respect to our hedging activity.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 1, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 1, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Compliance with regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain raw materials used in manufacturing our products, create additional compliance costs and create reputational challenges.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended October 1, 2021:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 3, 2021 - July 30, 2021	—	—	—	1,295.8
July 31, 2021 - August 27, 2021	7,303	45.06	—	1,295.8
August 28, 2021 - October 1, 2021	42,209	44.99	—	1,295.8
Total	49,512	45.00	—

(1)    These time periods represent our fiscal month start and end dates for the third quarter of 2021.
(2)    The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs.
(3)    The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were no shares repurchased under the Share Repurchase Program during the quarter ended October 1, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

2.1
Agreement and Plan of Merger, dated August 25, 2021, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Terra Merger Sub, Inc., GT Advanced Technologies Inc. and Pirinate Consulting Group 2, LLC, as equityholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2021).†

3.1
Certificate of Elimination of Series B Junior Participating Preferred Stock of ON Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2021).

10.1	Form of Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2021).

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	November 1, 2021	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)