Form 10-K
period 2021-12-31
ON SEMICONDUCTOR CORP
filed 2022-02-14
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,502,024,002 as of July 2, 2021, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at February 9, 2022 was 432,497,822.

Documents Incorporated by Reference
Portions of the registrant's Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver assistance systems
AEC	Automotive Electronics Council
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan "B" Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented reality/virtual reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
BEPS	Base Erosion and Profit Shifting
CCD	Charge-coupled device
CMOS	Complementary metal oxide semiconductor
Commission or SEC	Securities and Exchange Commission
DC	Direct current
ECL	Emitter coupled logic
EDI	Electronic data interface
EPA	Environmental Protection Agency
ESD	Electrostatic discharge
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International Inc., a wholly-owned subsidiary of ON Semiconductor Corporation
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPRD	In-process research and development
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LSI	Large scale integration
MOSFET	Metal oxide semiconductor field effect transistor

Motorola	Motorola Inc.
OEM	Original equipment manufacturers
PC	Personal computer
PRP	Potentially responsible party
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RF	Radio frequency
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
Securities Act	Securities Act of 1933, as amended
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SPAD	Single photon avalanche diode arrays
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement
WBG	Wide band gap
Wi-Fi	Wireless radio technologies compliant with Institute of Electrical and Electronics Engineers Standard 802.11b and commonly used in wireless local area networking devices

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our," or the "Company"), was incorporated under the laws of the state of Delaware in 1992.

We provide industry leading intelligent sensing and power solutions to help our customers solve the most challenging problems and create cutting edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent sensing technologies, supports the next generation industry allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

onsemi’s intelligent power allows our customers to exceed range targets with lower weight and reduce system cost through efficiency. With our sensing integration, we believe onsemi’s intelligent power solutions achieve higher efficiencies compared to our peers and allows lower temperature operation, reducing cooling requirements, saving costs and minimizing weight while delivering the required power with less die per module and achieving higher range for a given battery capacity. onsemi’s intelligent sensing solutions offer proprietary features in smaller packages that support customers' use cases. We believe our intelligent sensing technology offers advanced features to achieve optimal results and our product integration drives improved efficiency. This performance is delivered in a smaller footprint while reducing system latency to increase safety and throughput by providing a proprietary feature set to solve different use cases.

We serve a broad base of end-user markets, including automotive, industrial and others which include communications, computing and consumer. We believe the evolution of automotive with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms is reshaping the boundaries of transportation. With our extensive portfolio of AEC-qualified products, onsemi helps customers design high reliability solutions while delivering top performance. And within the industrial space, onsemi is helping OEMs develop innovative products to navigate the ongoing transformation across energy infrastructure, factory automation and power conversion.

As of December 31, 2021, we were organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

Business Strategy Developments

Our primary focus continues to be on gross margin and operating margin expansion, while at the same time achieving revenue growth in our focused end-markets of automotive, industrial and communications infrastructure as well as being opportunistic in other end-markets, including obtaining longer-term supply arrangements with strategic end-customers. We are also focused on achieving efficiencies in our operating expenditures. While we believe we have made significant progress on gross margin and operating margin expansion, we continue to rationalize our product portfolio and have allocated capital, research and development investments and resources to accelerate growth in high-margin products and end-markets by moving away from non-differentiated products, which have had historically lower gross margins. To this effect, onsemi is exploring the sale of select manufacturing facilities. As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future.

We believe these actions, among others, will allow us to transition to a lighter internal fabrication model where our financial performance will be less volatile and not as heavily influenced by our internal manufacturing volumes. We will continue to rationalize our manufacturing footprint in 2022 to align with our investment priorities and corporate strategy. Our goal is to reduce volatility in our gross margins and maximize return on our manufacturing investments with the intention of having our product strategy drive our manufacturing footprint and capital investments.

In order to streamline our operations and achieve efficiencies, we implemented an involuntary severance plan during 2021, under which approximately 960 employees were notified of their employment termination and we incurred severance and related charges of $65.3 million. We continue to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future.

We are focused on sustainability as we drive a common theme across all markets. In August 2020, onsemi announced its commitment to achieving net zero emissions by 2040. As we initiate steps to achieve our sustainability goals, additional investments may be required in the future in connection with such actions, although the timing and amounts of such investments are uncertain at this time.

Completed and Pending Acquisitions and Divestitures

On October 28, 2021, we completed our acquisition of GT Advanced Technologies Inc. ("GTAT"), a producer of SiC. Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, the purchase price for the acquisition was $434.9 million, which included cash consideration of $424.6 million and effective settlement of pre-acquisition balances (non-cash) of approximately $10 million, in exchange for all of the outstanding equity interests of GTAT. We believe the GTAT acquisition will act as a building block to fuel growth and accelerate innovation in disruptive intelligent power technologies and secure supply of SiC to meet rapidly growing customer demand for SiC-based solutions in the sustainable ecosystem.

On October 1, 2021, we divested one of our businesses along with the related intellectual property for aggregate consideration of approximately $13.6 million and recognized a gain on sale of $10.2 million after offsetting the carrying values of the disposed assets and liabilities.

During 2019 and 2020, we entered into an Asset Purchase Agreement (the "APA") and an Asset Purchase Agreement Amendment (the "APA Amendment") to acquire GLOBALFOUNDRIES U.S. Inc.'s ("GFUS") East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around December 31, 2022 for an aggregate purchase price of $400.0 million in cash, subject to adjustments as described in the APA and the APA Amendment (the "Total Consideration"). We paid GFUS $70.0 million and $100.0 million during 2019 and 2020, respectively, of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration.

See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Impact of the Novel Coronavirus Disease 2019 ("COVID-19") Pandemic on our Business

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

Revenue-Generating Activities

onsemi generates revenue from the sale of semiconductor products to distributors and direct customers. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing on a cost-effective and timely basis.

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

The following table illustrates the product technologies under each of our segments based on our operating strategy:

PSG	ASG	ISG
Analog products	Analog products	Actuator Drivers
SiC products	ASIC products	CMOS Image Sensors
Discrete products	Connectivity products	Image Signal Processors
MOSFET Products	ECL products	LSI products
Power Module products	Foundry products / services	Single Photon Detectors
Isolation products	Gate Driver products	Sensors
Memory products	LSI products
Gate Driver products	Standard Logic products
Standard Logic products
WBG products

Products and Technology

The following provides certain information regarding the products and technologies for each of our operating segments. See Note 3: ''Revenue and Segment Information'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for other information regarding our segments, their revenue and property, plant and equipment and the gross profit derived from each segment.

PSG

PSG offers a wide array of analog, discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, power conversion, signal conditioning, circuit protection, signal amplification and voltage regulation functions. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the demand for greater functionality, and faster data transmission rates in all communications. The advancement of existing volt electrical infrastructure, electrification of power train in the form of EV/HEV, higher trench density enabling lower losses in power efficient packages and lower capacitance and integrated signal conditioning products to support faster data transmission rates significantly increase the use of high power semiconductor solutions. The recent increase in the use of WBG MOSFETs and diodes, including SiC and IGBT, is further expanding the use of semiconductor products.

ASG

ASG designs and develops analog, mixed-signal, advanced logic, ASSPs and ASICs, RF and integrated power solutions for a broad base of end-users in different end-markets. Our product solutions enable industry leading active mode and standby mode efficiency now demanded by regulatory agencies around the world. Additionally, ASG offers trusted foundry and design services for our government customers which leverages the Company’s broad range of manufacturing, IC design, packaging, and silicon technology offerings to provide turn-key solutions for our customers.
ISG

ISG designs and develops CMOS image sensors, image signal processors, single photon detectors, including SiPM and SPAD arrays, as well as actuator drivers for autofocus and image stabilization for a broad base of end-users in the different end-markets. Our broad range of product offerings delivers excellent pixel performance, sensor functionality and camera systems capabilities in which high quality visual imagery is becoming increasingly important to our customers and their end-users, particularly in automotive and factory automation and in applications powered by AI.

Customers

We sell our products to distributors and direct customers for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers and our sales agreements are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply. During 2021, we entered into a number of long-term supply arrangements with certain strategic end-customers, which generally include minimum purchase commitments. Pricing terms on product development agreements are negotiated at the beginning of a project. Almost all of our contracts have default provisions, and certain of our contracts in the public sector are terminable at any time for convenience of the contracting agency.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. Unless otherwise agreed in writing with our customers, they may cancel orders 120 days prior to shipment for standard products without penalty and, for custom products, prior to shipment, provided they pay onsemi's actual costs incurred as of the date we receive the cancellation notice. The loss of one of our large customers would have a material adverse effect on the operations of the respective segment, and may have a material adverse effect on our consolidated results of operations.

Distributors

Sales to distributors accounted for approximately 64% of our revenue in 2021, 60% of our revenue in 2020 and 57% of our revenue in 2019. We had one distributor whose revenue accounted for approximately 13% of the total revenue for the year ended December 31, 2021. Our distributors resell to mid-sized and smaller OEMs and other companies. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

Direct Customers

Sales to direct customers, which include manufacturers who provide contract manufacturing services for OEMs, accounted for approximately 36% of our revenue in 2021, 40% of our revenue in 2020 and 43% of our revenue in 2019. Large multi-nationals and selected regional OEMs, which are significant in specific markets, form our core direct customers. Generally, these customers do not have the right to return our products following a sale other than pursuant to our warranty.

For additional information regarding agreements with our customers, see "Markets," "Resources" and "Risk Factors - Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K and Note 2: "Significant Accounting Policies - Revenue Recognition" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Markets

Product Development

onsemi is focused on innovation to create intelligent power and sensing technologies that solve the most challenging customer problems. Our product development efforts are directed towards the following:
•Powering the electrification of the automotive industry with our intelligent power technologies that allow for lighter and longer-range electric vehicles and enable efficient fast-charging systems;
•Propelling the sustainable energy evolution with our intelligent power technologies for the highest efficiency solar strings, industrial power and storage systems;
•Enhancing the automotive mobility experience with our intelligent sensing technologies with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible; and
•Enabling automation and data exchange (Industry 4.0) with our intelligent sensing technologies for smarter factories and buildings.

While our new product development efforts continue to be focused on building solutions in areas that appeal to customers in focused market segments and across multiple high-growth applications, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high-growth technologies. We deploy people and capital with the goal of maximizing the return for our research and development investments by targeting innovative products and solutions for high growth applications that position us to outperform the industry.

End-Markets

We serve a broad base of end-user markets, with a primary focus towards automotive, industrial and communication infrastructure. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors) of our revenue generated from each end-market during 2021, and sample applications for our products. Other includes the end-markets of communication, consumer and computing.

	Automotive	Industrial	Other
2021 Revenue (%)	34%	27%	39%

Sample applications	EV	Energy & EV charging Infrastructure	Cloud Computing/Data Center Servers
	ADAS	Industrial Automation	5G Base Stations
	Power Management	Security & Surveillance	Graphics Cards
	Powertrain	Machine Vision	Gaming, Home Entertainment Systems, & Set Top Boxes
	In-Vehicle Networking	Smart Cities & Buildings	Routers
	Body & Interior	Hearing Health, Diagnostic, Therapy, & Monitoring	Notebooks, Laptops, Desktop PCs and Tablets
	Lighting	Power Solutions	USB Type-C
	Sensors	AR/VR	White Goods
	Engine Control	Motor Control	Power Supplies
		Robotics	Smart Phones

Competition

We face significant competition from major international semiconductor companies, as well as smaller companies focused on specific market niches. Because some of our components include functionality that in some cases may be integrated into more complex ICs, we also face competition from manufacturers of ICs, ASICs and fully-customized ICs, as well as customers who develop their own IC products. See "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K for additional information.

Some of our competitors have greater financial and other resources with which to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. The following discusses the effects of competition on our three operating segments:

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

The principal methods of competition in our discrete, module and integrated semiconductor products are through new products and package innovations enabling enhanced performance over existing products. Of particular importance are our power MOSFETs, IGBTs, WBG MOSFETs and diodes, including SiC rectifiers and power module portfolio for power conversion applications, and ESD portfolio for hi-speed serial interface protection products, where we believe we have significant performance advantages over our competition. PSG's competitors include: Broadcom Limited ("Broadcom"), Diodes Incorporated, Infineon Technologies AG ("Infineon"), Wolfspeed, Nexperia BV, Rohm Semiconductor USA LLC ("Rohm"), Semtech Corporation, STMicroelectronics N.V. ("STMicroelectronics"), Texas Instruments Incorporated ("TI"), Toshiba Corporation and Vishay Intertechnology, Inc.

ASG

ASG principally competes on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position with respect to the above basis is enhanced by long-standing relationships with leading direct customers.
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

Competitors for certain of ISG's products and solutions include: Sony Semiconductor Manufacturing Corporation, Samsung Electronics Co., Ltd., Omnivision, STMicroelectronics, Rohm, Renesas Electronics Corporation, and Broadcom.

Sales, Marketing and Distribution

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

Backlog

Our sales are made primarily pursuant to orders that are booked as far as 52 weeks in advance of delivery. Generally, prices and quantities are fixed at the time of booking. Backlog as of a given date consists of existing orders and forecasted demand from our customers, in each case scheduled to be shipped in the current or future period. Backlog is influenced by several factors, including market demand, pricing and customer order patterns in reaction to product lead times. During 2021, our backlog for shipments requested for a given quarter exceeded actual revenue during such quarter.

In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Historically, a significant portion of our backlog was cancellable, however, under our current agreements, including orders subject to minimum purchase commitments under our longer-term supply arrangements, are not subject to cancellation. See "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" located elsewhere in this Form 10-K for additional information regarding the inventory practices within the semiconductor industry.

Resources

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, SiC wafers, laminate substrates, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases as well as other production supplies used in our manufacturing processes. We obtain our raw materials and supplies from a large number of sources, generally on a just-in-time basis. From time to time, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors. Although we continue to experience some supply constraints due to the current conditions, we could face further shortages in various essential materials as experienced during the COVID-19 pandemic and increased demand in the industry or other factors.

Manufacturing and Design Operations

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah and Virginia. We also have foreign design operations in Australia, Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, South Korea, the Philippines, Romania, Russia, Singapore, Slovak Republic, Slovenia, Switzerland, Taiwan and the United Kingdom. We operate front-end wafer fabrication facilities in Belgium, the Czech Republic, Japan, South Korea, Malaysia and the United States and back-end assembly and test site facilities in Canada, China, Malaysia, the Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in New Hampshire manufactures SiC crystal boules and our facility in Rožnov pod Radhoštěm, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or pursuant to joint ventures, the reportable segments that use such facilities, and the approximate gross square footage of each site's building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reportable Segment	Size (sq. ft.)

Front-end Facilities:
Gresham, Oregon	ASG, ISG and PSG	558,457
Pocatello, Idaho	ASG, ISG and PSG	582,384
Rožnov pod Radhoštěm, Czech Republic	ASG and PSG	438,882
Oudenaarde, Belgium (4)	ASG, ISG and PSG	422,605
Seremban, Malaysia (Site 2) (3)	ASG and PSG	133,061
Niigata, Japan (5)	ASG, ISG and PSG	1,106,779
Bucheon, South Korea	ASG and PSG	861,081
South Portland, Maine	ASG and PSG	344,588
Mountaintop, Pennsylvania	ASG and PSG	437,000
Aizuwakamatsu, Japan	ASG and PSG	734,482

Back-end Facilities:
Burlington, Canada (1)	ASG	95,440
Leshan, China (3)	ASG and PSG	416,339
Seremban, Malaysia (Site 1) (3)	ASG, ISG and PSG	328,275
Carmona, Philippines (3)	ASG, ISG and PSG	926,367
Tarlac City, Philippines (3)	ASG, ISG and PSG	381,764
Shenzhen, China (1)	ASG, ISG and PSG	275,463
Bien Hoa, Vietnam (3)	ASG and PSG	294,418
Nampa, Idaho (1) (2)	ISG	166,268
Cebu, Philippines (3)	ASG and PSG	228,460
Suzhou, China (3)	ASG and PSG	452,639

Other Facilities:
Rožnov pod Radhoštěm, Czech Republic	ASG, ISG and PSG	11,873
Thuan An District, Vietnam (3)	ASG and PSG	30,494
Salem, New Hampshire (1)	PSG	37,408
Hudson, New Hampshire (1)	PSG	272,036
_______________________

(1)These facilities are leased.
(2)This facility is used for both front-end and back-end operations.
(3)These facilities are located on leased land.
(4)On February 8, 2022, we completed the divestiture of this facility
(5)In 2020, we began exploring the sale of this facility.

See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K regarding the pending acquisition of a manufacturing facility in 2022.

We operate all of our existing manufacturing facilities directly, except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner in Leshan, Leshan Radio Company Ltd. ("Leshan Radio"), is formerly a state-owned enterprise. Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We purchased 80% of Leshan's production capacity in each of 2021, 2020 and 2019 and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2022.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These manufacturers collectively accounted for approximately 37% of our total manufacturing input costs in 2021, 33% in 2020 and 31% in 2019.

For information regarding risks associated with our foreign operations, see "Risk Factors —Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under worldwide trademarks including the ON Semiconductor, ON, onsemi, and various product names and logos, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous U.S. and foreign patents issued, allowed and pending. As of December 31, 2021, we held patents with expiration dates ranging from 2022 to 2040, and none of the patents that expire in the next three years materially affect our business. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

Seasonality

We believe our business today is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. Our 2021 results were positively influenced by macroeconomic factors including a better-than-expected economic recovery from the COVID-19 pandemic along with our efforts focused on price increases, better utilization, product diversification and content gains. We could again experience period-to-period fluctuations in operating results due to general industry or macroeconomic conditions. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.
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

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2021 were not material, and we do not expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on the capital expenditures or earnings or our competitive position. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

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

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2021 were not material, and we do not expect the cost of complying with existing trade laws and regulations to have a material adverse effect on the capital expenditures or earnings or our competitive position. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Environmental, Social and Governance Initiatives

onsemi strives to be a responsible corporate citizen. We uphold ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to social and governance priorities will help enhance long-term value for our stockholders.

In 2021, onsemi affirmed its climate change policy, highlighting the focus areas for its climate change-related actions. onsemi is committed to protect and respect its environment and energy resources for future generations throughout its manufacturing operations including wafer fabrication, assembly, test, and support operations. In that regard, onsemi has committed to achieving net zero emissions by 2040.

We work together with our customers, peers, partners and suppliers to promote continual improvement in human rights, labor, environment, health and safety, anti-corruption, ethics and management system standards within our operations and our supply chain. We proactively verify compliance to the Responsible Business Alliance (“RBA”) Code of Conduct including the elimination of forced labor, slavery and human trafficking and conflict minerals as per our involvement with the Responsible Minerals Initiative.

Our Board of Directors and management regularly evaluate our corporate responsibility policies, including our Code of Business Conduct and other corporate social responsibility policies and programs, to ensure an effective outcome and adherence by our employees, suppliers, vendors and partners.

Human Capital Resources

Core Principles

Our success depends on our ability to attract, train, retain and motivate our employees involved in the design, development, manufacture and support of new and existing products and services. We are a member of the RBA, the principles of which are fundamental to our corporate culture and core values and are reflected in our commitments to our employees, customers, communities and other stakeholders. These principles include providing a safe and positive work environment to our employees that emphasizes learning and professional development and respect for individuals and ethical conduct.

Headcount

As of December 31, 2021, we had approximately 30,000 regular full-time employees and approximately 3,300 part-time and temporary employees in facilities located in 35 countries. Approximately 12% of our regular full-time employees are located in the United States and Canada, 13% in Europe and Middle Eastern countries and 75% in Asia Pacific and Japan, with approximately 71% engaged in manufacturing, 2% directly in research and development, 3% in customer service or other aspects of sales and marketing, and 24% in other roles. Approximately 107 of our domestic employees (or approximately 3% of our U.S. based employees) are covered by a collective bargaining agreement. All of these employees are located at our Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic and Belgium) or similar arrangements or are represented by workers councils.

Diversity, Equity and Inclusion

We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment. We have organization level and overall Company metrics to monitor for diverse director-level and above employees, diverse new hires and diverse promotions. Our Human Resources organization and the Human Capital and Compensation Committee of the board of directors of the Company (the "Board of Directors"), through its charter, provides oversight of our policies, programs and initiatives focusing on workflow equity and workplace inclusion.

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

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 9, 2022 is set forth below.

Name	Age	Position
Hassane El-Khoury	42	President, Chief Executive Officer and Director
Thad Trent	54	Executive Vice President, Chief Financial Officer and Treasurer
Vincent C. Hopkin	59	Executive Vice President and General Manager, ASG
Ross F. Jatou	53	Senior Vice President and General Manager, ISG
Simon Keeton	49	Executive Vice President and General Manager, PSG

All of our executive officers are also officers of SCI LLC. The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There is no family relationship among our executive officers.

Hassane El-Khoury. Mr. El-Khoury was elected as a Director of onsemi and appointed as President and Chief Executive Officer of onsemi in December 2020. Prior to joining onsemi, he spent 13 years at Cypress Semiconductor Corporation, a semiconductor design and manufacturing company ("Cypress"), serving as Chief Executive Officer from August 2016 to April 2020. During his time at Cypress, he held various positions spanning business unit management, product development, applications engineering and business development. Additionally, Mr. El-Khoury currently serves as a member of the board of directors at Sakuu Corporation. He holds a Bachelor of Science in electrical engineering from Lawrence Technological University and a Master's of Engineering Management from Oakland University.

Thad Trent. Mr. Trent was appointed Executive Vice President and Chief Financial Officer of onsemi in February 2021 and has served as the Treasurer since 2021. Mr. Trent has held several leadership roles throughout his career, most recently as Chief Financial Officer at Cypress ("Cypress CFO") responsible for strategic planning, accounting, investor relations, tax, corporate development and information technology. Under his leadership, Cypress’ revenue increased from $723 million to $2.5 billion, and the enterprise value increased five times during his five-year tenure as Cypress CFO.

He served as Cypress CFO until its sale to Infineon in April 2020. He is a seasoned finance professional with progressive leadership and management experience with both global publicly held technology companies and startups. Mr. Trent has a proven track record of driving sustainable financial performance, transformative mergers and acquisitions, operational excellence, process efficiency, financial leadership and robust compliance and regulatory control. He earned his Bachelor of Science in business administration and finance at San Diego State University.

Vincent C. Hopkin. Mr. Hopkin joined the Company in March 2008 and currently serves as Executive Vice President and General Manager, ASG of onsemi. From September 2016 to May 2018, he was Senior Vice President and General Manager of the Digital and DC/DC Solutions Division. He has more than three decades of experience in the electronics industry. During his career, Mr. Hopkin has held various leadership positions within business units, sales and manufacturing. Prior to joining onsemi in 2008, he successfully managed several businesses including ASIC, military/aerospace, image sensing and foundry services at AMIS. Mr. Hopkin joined AMIS in 1983 and worked in several operations functions. Mr. Hopkin holds a Bachelor of Science degree in management and organizational behavior from Idaho State University.

Ross F. Jatou. Mr. Jatou joined onsemi in 2015 as the Vice President and General Manager of the Automotive Solutions Division within the Company’s ISG. In October 2020, he was named Senior Vice President and General Manager, ISG of onsemi, assuming leadership of both the divisions within ISG: the Automotive Sensing Division and the Industrial and Consumer Solutions Division. Prior to onsemi, Mr. Jatou had an extensive career with NVIDIA Corporation of nearly 15 years, where he was the Vice President of Hardware Engineering. His background and experience include product development, engineering management, and automotive design quality and forecasting, and he is an expert in imaging graphics and system interfaces, telecommunications, high performance computing, automotive and embedded solutions. He has a Bachelor of Science degree in electrical engineering and a Master of Applied Science in millimeter wave technology and parallel processing from the University of Toronto. Mr. Jatou completed executive business programs from Stanford University School of Business and Harvard Business School.

Simon Keeton.    Mr. Keeton joined the Company in July 2007 and is currently the Executive Vice President and General Manager, PSG of onsemi. During his career, Mr. Keeton has held various management positions within the Company. Before Mr. Keeton’s promotion to his current role on January 1, 2019, he was a Senior Vice President and General Manager of the MOSFET Division. From 2012 to 2016, Mr. Keeton served as Vice President and General Manager of the Integrated Circuit Division under our former Standard Products Group. Prior to that time, he served as Vice President and General Manager of the Consumer Products Division from 2009 to 2012 and as Business Unit Director of our Signals and Interface Business Unit from 2007 to 2009. Before joining the Company, Mr. Keeton served as Strategic Planning Manager of the Digital Enterprise Group of Intel Corporation ("Intel") and held various marketing and business management roles at Vitesse Semiconductor Corporation.

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

You should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Related to Our Business

The manufacturing and other operations required to produce our products are highly dependent on the efficient operation of numerous processes, including processes contingent upon third party component manufacturers and other service providers and processes among our various internal facilities, and any disruption in these processes could have a material adverse effect on our ability to produce many of our products at all or at competitive prices, which could in turn materially adversely affect our business and results of operations.

Our manufacturing network includes multiple owned and third-party facilities, which may each produce one or more components necessary for the assembly of a single product. As a result of this interdependence, an operational disruption at a facility may have a disproportionate impact on our ability to produce many of our products. In the event of a disruption at any such facility, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce many of our products could be materially disrupted or delayed. Conversely, some of our facilities are single source facilities that only produce one of our end-products, and a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities or transferring production to other existing facilities, any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.

In addition, for certain manufacturing activities and for the supply of raw materials, we utilize third-party contractors. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources. Shortages could occur in various essential raw materials, and if we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increases significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.

Our manufacturing efficiency is contingent upon the operations of these interdependent processes and will continue to be an important factor in our future profitability, and there can be no assurance that we will be able to maintain this manufacturing efficiency, increase manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. If we are unable to utilize our manufacturing facilities, testing facilities and external manufacturers at expected or minimum purchase obligation levels, or if production capacity increases while revenue does not, the fixed costs and other operating expenses associated with these facilities and arrangements will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations.

The effects of the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, results of operations and financial condition.

Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and are expected to continue to cause, disruption to our domestic and international operations and sales activities. In addition, we and our suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, any economic downturn or recession brought on by the COVID-19 pandemic or other disease outbreaks could adversely affect demand for our products and impact our results of operations and financial condition. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, including resurgences in certain geographic areas as a result of new strains and variants, such as Delta and Omicron, the efficacy of vaccines, the speed of vaccine rollouts and the effect of vaccine mandates, if any, on our employees, all of which are uncertain and difficult to predict. While we are not able at this time to estimate the long-term effect of these factors on our business, the adverse impact on our business, results of operations, financial condition and cash flows has been, and could continue to be, material.

We may be unable to implement certain business strategies, which may include exiting certain facilities, product lines or businesses, or restructuring our operations, and any issue with the pursuit of such business strategy developments could materially adversely affect our business and results of operations.

We may from time to time determine to implement business strategies and restructuring initiatives in order to remain competitive. Because our strategies and restructuring activities may involve changes to many aspects of our business, including the location of our production facilities and personnel and the potential exit of certain product lines and businesses, our ability to successfully do so depends on a number of factors, many of which are outside of our control. If we are not able to effectively manage or efficiently implement these strategies and/or restructuring initiatives for reasons within or outside of our control, then our business operations could be materially adversely affected.

In addition, implementation of a business strategy may lead to the disruption of our existing business operations. For example, following the announcement of our commitment to achieving carbon neutral emissions by 2040, we may take actions to pursue our goal of generating net-zero emissions that may result in material expenditures that could impact our financial condition or results of operations and/or could disrupt our existing operations. In addition, the failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have a material adverse effect on our profitability, financial condition or results of operations. In addition, even if we fully execute and implement these activities, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that we do not achieve the profitability enhancement or other anticipated benefits of strategy or restructuring initiatives, our results of operations may be materially adversely affected.

If we are unable to identify and make the substantial research and development investments or develop new products required to satisfy customer demands as required to remain competitive in our business, our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market enhanced technologies and products. The development of new products is complex and time-consuming, often requiring significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, the lengthy development cycle for certain of our products could limit our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users, and we may be unable to develop innovative responses to our customers’ and end-users’ evolving needs on the timelines they require or at all. There can be no assurance that we will win competitive bid selection processes, known as "design wins," for new products. In addition, design wins do not guarantee that we will make customer sales or generate sufficient revenue to recover design and development investments, realize a return on the capital expended or achieve expected gross margins, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. To the extent that we underinvest in our research and development efforts, fail to recognize the need for innovation with respect to our products, or that our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products attractive to customers, and so our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry is characterized by rapidly changing technologies, innovation, short product life cycles, evolving regulatory and industry standards and certifications, changing customer needs and frequent new product introductions. Products are frequently replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of older products. In certain limited cases, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for products we sell, our business and results of operations could be materially adversely affected. If our new product development efforts fail to align with the needs of our customers, our business and results of operations could be materially adversely affected.

The semiconductor industry is highly competitive, and has experienced rapid consolidation, and if we are unable to compete effectively or identify attractive opportunities for consolidation, it could materially adversely affect our business and results of operations.

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

If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, and we may be at a competitive disadvantage if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among competitors and integration among customers could erode our market share, impair our capacity to compete and require us to restructure operations, any of which would have a material adverse effect on our business.

Because a significant portion of our revenue is derived from customers in the automotive industry, a downturn or lower sales to customers in the industry could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive industry. Sales into this industry represented approximately 34% of our revenue for the year ended December 31, 2021. The automotive industry is cyclical, and, as a result, our customers in the industry are sensitive to changes in general economic conditions, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Additionally, the quantity and price of our products sold to customers in the industry could decline despite continued growth in its respective end markets. Lower sales to customers in the automotive industry may have a material adverse effect on our business and results of operations. Further, to the extent we have long-term supply agreements with our customers which includes fixed pricing, we could be subject to fluctuating manufacturing costs that could negatively impact our profitability. Additionally, under our long-term supply agreements, we could incur certain obligations if we are not able to fulfill our commitments

Our operating results depend, in part, on the performance of independent distributors.

A portion of our sales occurs through global and regional distributors that are not under our control. We rely on distributors to grow and develop their customer base and anticipate customer needs, and any lack of such actions by our distributors may adversely affect our results of operations. These independent distributors also generally represent product lines offered by several companies and are not subject to any minimum sales requirements or obligation to market our products to their customers. In turn, distributors could reduce their sales efforts for our products or choose to terminate their representation of us. Additionally, we rely on our distributors to provide accurate and timely sales reports in order for us to be able to generate financial reports that accurately represent distributor sales of our products during any given period. Any inaccuracies or untimely reports could adversely affect our ability to produce accurate and timely financial reports and recognize revenue.

Changes in, and the regulatory implementation of, tariffs or other government trade policies could reduce demand for our products, limit our ability to sell our products to certain customers or our ability to comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies may adversely affect our sales and profitability. For example, additional tariffs and the related geopolitical uncertainty between the United States and China and other countries may cause decreased end market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. In addition, tariffs on components that we import from certain nations that have imposed, or may in the future impose, tariffs may adversely affect our profitability unless we are able to exclude such components from the tariffs or we raise prices for our products, which may result in our products becoming less attractive relative to products offered by our competitors. To the extent that our sales or profitability are negatively affected by any such tariffs or other trade actions, our business and results of operations may be materially adversely affected.

Our international sales and purchases are subject to numerous United States and foreign laws and regulations related to import and export matters. For example, licenses or proper license exceptions are required for the shipment of our products to certain countries under applicable export control regulations, including the provisions of the U.S. Export Administration Act. A determination by the U.S. government or any foreign government that we have failed to comply with trade or export regulations can result in penalties, including fines, administrative, civil or criminal penalties or other liabilities, seizure of products, or, in the extreme case, denial of export privileges or suspension or debarment from government contracts, which could have a material adverse effect on our sales, business and results of operations.

We may be unable to attract and retain highly skilled personnel.

Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the U.S. and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees is intense. During such periods, competitors may try to recruit our most valuable technical employees. Additionally, we have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. While we devote a great deal of our attention to designing competitive compensation programs aimed at attracting and retaining personnel, specific elements of our compensation programs may not be competitive with those of our competitors, and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. Loss of the services of, or failure to effectively recruit, qualified personnel could have a material adverse effect on our competitive position and on our business.

Warranty claims, product liability claims, product recalls, and the failure to comply with the terms and conditions of our contracts, could harm our business, reputation, results of operations and financial condition.

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in electrical design, OEMs are increasingly expecting them to warrant their products and are looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could have material adverse effects on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially adversely affect our business, reputation, results of operations and financial condition.

Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and claims for consequential damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenue and profits we receive from the products involved. In certain instances, we attempt to limit our liability through our standard terms and conditions or other contractual provisions, but there is no assurance that such limitations will be effective. To the extent we are liable for damages in excess of the revenue and profits received from the products involved, our results of operations and financial condition could be materially adversely affected.

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

We may from time to time be subject to claims that we may be infringing the IP rights of others. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome or pursuant to the terms of a settlement of any such litigation, we may be required to: pay substantial damages or settlement costs; indemnify customers or distributors; cease the manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies; discontinue the use of processes; or obtain licenses, which may not be available on reasonable terms, to the infringing technologies.

The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially adversely affect our business, financial condition and results of operations.

If we are unable to protect the IP we have developed or licensed, our competitive position, business and results of operations could be materially and adversely affected.

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

When we seek to enforce our rights, we are often subject to claims that the IP right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, our assertion of IP rights often results in the other party seeking to assert alleged IP rights of its own against us, which may materially and adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, results of operations or cash flows.

In addition, some of our products and technologies are not covered by any patents or pending patent applications. We seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to IP arising out of our research. Should we be unable to protect our IP, competitors may develop products or technologies that duplicate our products or technologies, benefit financially from innovations for which we bore the costs of development and undercut the sales and marketing of our products, all of which could have a material adverse effect on our business and results of operations.

Trends, Risks and Uncertainties Related to Technology and Data Privacy

We may be subject to disruptions or breaches of our secured network that could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cyber security measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. The costs to us to reduce the risk of or alleviate cyber security breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

The Company is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect Personally Identifiable Information ("PII") and other data as part of our business processes and activities. This data is subject to a variety of laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the U.S. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to the Company or company officials, including substantial monetary fines, and could damage our reputation, inhibit sales and adversely affect our business.

Trends, Risks and Uncertainties Related to Regulation

Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition.

The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. We also have operations subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:
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

We could be subject to changes in tax legislation or have exposure to additional tax liabilities, which could adversely affect our results of operations and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex income tax and transfer pricing regulations in the jurisdictions in which we operate. Changes to, or interpretations of, tax legislation or regulations could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities. In addition, other factors or events, such as changes to our operating structure, strategy and investment decisions, could also increase our future effective tax rate and ultimately reduce our cash flow from operating activities.

Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. In response to the 2017 Tax Cuts and Jobs Act and to better align our profits with our activities, we implemented certain restructuring during the year ended December 31, 2020. After our restructuring, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income (“FDII”). Beginning in 2026, the effective rate for FDII increases from 13% to 16%. Further, if U.S. rates increase and/or the FDII deduction is eliminated or reduced, both of which have been proposed by the current U.S. presidential administration and Congress, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially)

affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.

Further changes in tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organisation for Economic Co-operation and Development (“OECD”). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, results of operations and financial condition.

Social and environmental responsibility regulations, policies and provisions, as well as customer and investor demands, may make our supply chain more complex and may adversely affect our relationships with customers and investors.

With the increasing focus on corporate social and environmental responsibility in the semiconductor industry, a number of our customers have adopted, or may adopt, procurement policies that include social and environmental responsibility provisions or requirements that their suppliers should comply with, or they may seek to include such provisions or requirements in their procurement terms and conditions. In addition, an increasing number of OEMs are seeking to source products that do not contain minerals sourced from areas where proceeds from the sale of such minerals are likely to be used to fund armed conflicts, such as in the Democratic Republic of Congo. This could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of semiconductor devices, including our products. As a result, we may face difficulties in satisfying these customers’ demands, which may harm our sales and operating results.

More investors are also requiring companies to disclose corporate social and environmental policies, practices and metrics. In addition, various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable and may be difficult and expensive for us to comply with. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations.

Trends, Risks and Uncertainties Related to Our Indebtedness

Our debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2021, we had $3,258.3 million of outstanding principal relating to our indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. As of December 31, 2021, we had approximately $1.97 billion available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including:
•our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired;
•the timing, amount and execution of our capital allocation policy, including our Share Repurchase Program (as defined below), could be affected by the degree to which we are leveraged;
•a significant portion of our cash flow from operating activities must be dedicated to service our debt, which reduces the funds available to us for our operations and may limit our ability to engage in activities that may be in our long-term best interests;
•some of our debt are and will continue to be at variable rates of interest, which may result in higher interest expense in the event of increases in market interest rates;
•our debt agreements may contain, and any agreements to refinance our debt could continue to contain, financial and restrictive covenants, and our failure to comply with them may result in an event of default which if not cured or waived, could have a material adverse effect on us;
•our level of indebtedness will increase our vulnerability to, and reduce our flexibility to respond to, general economic downturns and adverse industry and business conditions;
•as our long-term debt ages, we must repay, and may need to renegotiate, such debt or seek additional financing;
•our existing debt requires substantially all of our assets to be collateralized and to the extent any future debt we incur requires collateral to secure such indebtedness, our assets could be at risk and our flexibility related to such assets could be limited;
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

The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of the Company’s domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan "B" Facility rather than using funds for other business purposes. Our financing could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the Amended Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the Amended Credit Agreement and the 3.875% Notes, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to: incur additional debt, including issuing guarantees; incur liens; make certain investments; settle a conversion of our 1.625% Notes in whole or in part with cash; redeem, or otherwise perform our obligations under the terms of, our 3.875% Notes; sell or otherwise dispose of assets; make acquisitions; engage in mergers or consolidations or certain other "change of control" transactions; make distributions to our stockholders; engage in restructuring activities; engage in certain sale and leaseback transactions; and issue or repurchase stock or other securities.

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

We may not be able to generate sufficient cash flow to meet our debt service obligations, and any inability to repay our debt when required would have a material adverse effect on our business, financial condition and results of operations.

Our ability to generate sufficient cash flow from operating activities to make required payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control. If we do not generate sufficient cash to satisfy our debt obligations as they come due, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling additional assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect.

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

If there were an event of default under certain of our agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately, which default or acceleration of debt could cross default other indebtedness. Any such cross default would put immediate pressure on our liquidity and financial condition and would amplify the risks described above with regards to being unable to repay our indebtedness when due and payable. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

If our operating subsidiaries, which may have no independent obligation to repay our debt, are not able to make cash available to us for such repayment, our business, financial condition and results of operations may be adversely affected.

We conduct our operations through our subsidiaries. Repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries have no obligation to pay amounts due on such indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal, contractual, governmental, or regulatory restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or payments from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness and, as described above, any inability to repay our debt when due would have a material adverse effect on our business, financial condition and results of operations.

If interest rates increase, our debt service obligations under our variable rate indebtedness could increase significantly, which would have a material adverse effect on our results of operations.

Borrowings under certain of our facilities from time to time, including under our Amended Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. While we have entered into swap agreements to reduce interest rate volatility for a portion of our Term Loan "B" Facility through 2024, we may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations.

Our Amended Credit Agreement and our interest rate swap agreements have an interest rate tied to LIBO Rate. While certain of these agreements, such as the Amended Credit Agreement, provide procedures for determining an alternative base rate in the event that LIBO Rate is discontinued, not all do so. Effective as of December 31, 2021, the United Kingdom Financial Conduct Authority ("FCA"), which regulates the LIBO Rate, no longer publishes LIBO Rate quotations, including one-week and two-month U.S. dollar LIBOR settings. The publication of overnight and one-, three-, six- and 12-month U.S. dollar LIBOR settings will be extended through June 30, 2023. Further, on October 21, 2021, five U.S. federal financial institution regulatory agencies, in conjunction with U.S. state bank and state credit union regulators, issued a joint statement to emphasize the expectation that supervised institutions with LIBO Rate exposure continue to progress toward an orderly transition away from LIBO Rate in advance of the 2023 deadline and providing considerations with respect to alternative base rates and appropriate fallback language, noting that failure to adequately prepare for the LIBO Rate’s discontinuance could undermine financial stability and institutions’ safety and soundness and create litigation, operational, and consumer protection risks. Regardless, there can be no assurances as to what alternative base rates may be and whether such base rates will be more or less favorable than LIBO Rate and any other unforeseen impacts of the discontinuation of LIBO Rate. The Company intends to monitor the developments with respect to the phasing out of LIBO Rate and work with its lenders to ensure the transition away from LIBO Rate will have minimal impact on its financial condition, but can provide no assurances that the impact of the discontinuation of LIBO Rate would not have a material adverse effect on its results of operations.

The timing of the cash payments to service the 0% Notes, the 1.625% Notes and the 3.875% Notes is not entirely in our control and may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy these obligations in a timely manner.

As of December 31, 2021, we had outstanding approximately $155.1 million aggregate principal amount of our 1.625% Notes, $700.0 million aggregate principal amount of our 3.875% Notes and $805.0 million of aggregate principal of our 0% Notes (collectively, the "Outstanding Notes"). Holders of the Outstanding Notes have certain rights that would require us to make repurchases prior to the stated maturity for all or a portion of the amounts due in certain circumstances. For example, holders of the 3.875% Notes have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date.

Servicing the Outstanding Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes. Our ability to make cash payments in connection with conversions of the 1.625% Notes or the 0% Notes, repurchase any of the Outstanding Notes in the case of an applicable repurchase-triggering event under the respective indentures or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

Further, if we are unable to make cash payments upon conversion of the 1.625% Notes or the 0% Notes, we would be required to issue significant amounts of our common stock, which would dilute existing stockholders.

In certain circumstances, a takeover of our Company and similar triggering events could also trigger an option of the holders of the 1.625% Notes, the 3.875% Notes and the 0% Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to the holders of the 1.625% Notes, the 3.875% Notes, the 0% Notes and our common stock, which could materially decrease the value of such notes and of our common stock.

The terms of the Amended Credit Agreement and the terms of the 3.875% Notes limit the amount of future indebtedness secured by liens that we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

The conditional conversion features of the 1.625% Notes and the 0% Notes, if triggered, may adversely affect our financial condition and results of operations and, if we elect to settle any amounts related to conditional conversion features in common stock, any such settlement could materially dilute the ownership interests of existing stockholders.

If specified conditions are met, holders of the 1.625% Notes and the 0% Notes may convert their notes prior to their stated maturity in the event the conditional conversion features are triggered, holders electing to convert their notes could require us to settle a portion or all of our conversion obligations through the payment of cash. Further, we are required to settle conversions of the 0% Notes in cash up to the aggregate principal amount of the notes being converted and may elect to pay or deliver, as the case may be, cash or shares of common stock, or a combination, to settle the remaining amount. Any such cash payments could materially adversely affect our liquidity. Additionally, when the conditional conversion features are triggered at the end of a reporting period, we are required under applicable accounting rules to reclassify the outstanding principal of such notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. A conditional conversion feature under the 1.625% Notes has been triggered as of December 31, 2021 and in certain prior quarters, and we can provide no assurance as to when or whether these conditional conversion features will lapse or be triggered again in the future. Any material decrease in our liquidity or reduction in our net working capital could have a material adverse effect on our financial condition and results of operations. In addition, we may elect to settle the 1.625% Notes solely in common stock to avoid an event of default under our Amended Credit Agreement, and any such issuance of common stock could materially dilute the ownership interests of existing stockholders, including stockholders who previously converted such notes to shares of our common stock. Our 0% Notes require the principal of $805.0 million to be paid in cash, the excess value, if any, can be paid in a combination of cash or shares. To the extent we elect to settle the excess in shares, the ownership interests of existing stockholders could be materially diluted.

Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.

Concurrently with the issuances of the 1.625% Notes and the 0% Notes, respectively, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the respective series of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes of such series, as the case may be. We also entered into warrant transactions with the option counterparties with respect to the 1.625% Notes and the 0% Notes. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds $30.70, with respect to the 1.625% Notes, and $74.34, with respect to the 0% Notes.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions for the 1.625% Notes and the 0% Notes, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of such notes. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.

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

To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 1.625% Notes and/or the 0% Notes and/or cash payments we are required to make in excess of the principal amount of converted 1.625% Notes and/or the 0% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.

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

We have made, and may continue to make, strategic acquisitions and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in our industry require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees post-integration. In addition, we may incur unexpected costs or taxes resulting from the acquisition or integration of the newly acquired business. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate, could materially adversely affect our results of operations and financial condition.

Depending on the level of our ownership interest in and the extent to which we can exercise control over the acquired business, we may be required by U.S. generally accepted accounting principles ("GAAP") and SEC rules and regulations to consolidate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements or statements prepared in accordance with GAAP, or the acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, any of which could materially impair our ability to properly integrate such businesses into our consolidated financial statements on a timely basis. Any revisions to, inaccuracies in or restatements of our consolidated financial statements due to accounting for our acquisitions could have a material adverse effect our financial condition and results of operations.

Downturns or volatility in general economic conditions, as well as general macroeconomic trends and impacts, could have an adverse impact on our business, results of operations, financial condition and cash flows.

Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically, yet we could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities.

In addition to general economic conditions, impacts of other macroeconomic events, such as the COVID-19 pandemic, climate change and other natural disasters, could materially adversely impact our operations by causing disruptions in the geographies in which we and our suppliers, third party distributors and sub-contractors operate. If any of these events impact our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Such events can negatively impact revenue and earnings and can significantly impact cash flow.

Regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.

Various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as heightened investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, and may take legal action against us, which could harm our reputation, revenue and results of operations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or others in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of February 9, 2022, there were approximately 188 holders of record of our common stock and 432,497,822 shares of common stock outstanding.

Company Stock Performance

The following graph shows a comparison of the five-year cumulative total stockholder return for onsemi, the PHLX Semiconductor Sector Index and the NASDAQ Composite Index. The comparison assumes $100 was invested on December 31, 2016 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. Note that past stock price performance is not necessarily indicative of future stock price performance.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay and the amount we are permitted to buy back shares under the Share Repurchase Program (as defined below). So long as no default has occurred and is continuing or results therefrom, our Amended Credit Agreement permits us to pay cash dividends to our common stockholders, buy back shares under the Share Repurchase Program, or a combination thereof, in an amount up to $100.0 million. Additionally, we may pay dividends and buy back shares under the Share Repurchase Program in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Amended Credit Agreement) does not exceed 2.50 to 1.00. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Amended Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2021:

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs ($ in millions) ($) (4)
October 2, 2021 - October 29, 2021	5,974	$45.56	—	$1,295.8
October 30, 2021 - November 26, 2021	—	—	—	1,295.8
November 27, 2021 - December 31, 2021	1,650,815	64.61	—	1,295.8
Total	1,656,789	64.54	—
_______________________

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2021.
(2)The number of shares purchased represents shares of common stock held by employees who tendered owned shares of common stock to the Company to satisfy the employee withholding taxes due upon the vesting of RSUs. Also included in the November 27, 2021 - December 31, 2021 period is an aggregate of 1,580,990 shares that were received on December 14, 2021 pursuant to bond hedges for which no cash was exchanged. See Note 9: ''Long-Term Debt'' in the notes to the consolidated financial statements included elsewhere in this Form 10-K for additional information on this transaction.
(3)The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.
(4)Represents the authorized amount remaining under the Share Repurchase Program.

Share Repurchase Program

There were no repurchases of common stock under the Share Repurchase Program during the year ended December 31, 2021. There were $65.3 million in repurchases of the Company's stock under the Share Repurchase Program during the year ended December 31, 2020.

Under the Share Repurchase Program, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations, and other market and economic conditions. The Share Repurchase Program does not require us to purchase any particular amount of common stock and is subject to a variety of factors including the Board’s discretion. As of December 31, 2021, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 6.    [Reserved]

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

onsemi Results

Our revenue for the year ended December 31, 2021 was $6,739.8 million, an increase of 28.3% from $5,255.0 million for the year ended December 31, 2020. The increase was attributable to the improving economic conditions and an exceptionally strong market for semiconductor products resulting in a significant increase in demand across PSG, ASG and ISG. During 2021, we reported net income attributable to onsemi of $1,009.6 million compared to $234.2 million in 2020. Our operating income totaled $1,287.6 million during 2021 compared to $348.7 million during 2020. The increase in operating income and net income attributable to onsemi was due to significantly better gross margins from higher sales volume, favorable mix, increase in average selling prices, better utilization in factories and savings from restructuring activities. Our gross margin increased by approximately 760 basis points to 40.3% in 2021 from 32.7% in 2020. See discussion under "Results of Operations" for additional discussion on the reasons for the fluctuations year over year.

Business and Macroeconomic Environment

The COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures including restrictions on travel, business operations and temporary closures of facilities. However, during 2021, economic conditions began to improve and business conditions became stronger during the second half of the year. During 2021, we achieved revenue growth in our focused end-markets of automotive, industrial and communications infrastructure as well as expand our gross margin and operating margin as a result of cost-saving initiatives, product rationalization, favorable mix and price increases, among other actions. While the semiconductor industry conditions have resulted in increased costs throughout our supply chain, we have been able to pass a majority of such increases to our customers, which also contributed to higher revenue for 2021. We expect to continue to pursue cost-saving initiatives to be able to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels to help offset increased costs. We have taken, and continue to take, significant cost containment efforts, including, but not limited to, workforce reductions and reducing discretionary spending.

The ongoing impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for products. While all our global manufacturing sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates due to the COVID-19 pandemic. There can be no assurances that we will adequately forecast the magnitude or duration of the adverse economic conditions on our business or that we will effectively align our cost structure, capital investments and other expenditures with our revenue, spending and capacity levels in the future.

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2021 compared to December 31, 2020 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2020 with the year ended December 31, 2019, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2020 filed with the SEC on February 16, 2021.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2021	2020	Change
Revenue	$6,739.8	$5,255.0	$1,484.8
Cost of revenue (exclusive of amortization shown below)	4,025.5	3,539.2	486.3
Gross profit	2,714.3	1,715.8	998.5
Operating expenses:
Research and development	655.0	642.9	12.1
Selling and marketing	293.6	278.7	14.9
General and administrative	304.8	258.7	46.1
Amortization of acquisition-related intangible assets	99.0	120.3	(21.3)
Restructuring, asset impairments and other charges, net	71.4	65.2	6.2
Intangible asset impairment	2.9	1.3	1.6
Total operating expenses	1,426.7	1,367.1	59.6
Operating income	1,287.6	348.7	938.9
Other income (expense), net:
Interest expense	(130.4)	(168.4)	38.0
Interest income	1.4	4.9	(3.5)
Loss on debt refinancing and prepayment	(29.0)	—	(29.0)
Gain on divestiture of business	10.2	—	10.2
Other income (expense)	18.0	(8.6)	26.6
Other income (expense), net	(129.8)	(172.1)	42.3
Income before income taxes	1,157.8	176.6	981.2
Income tax (provision) benefit	(146.6)	59.8	(206.4)
Net income	1,011.2	236.4	774.8
Less: Net income attributable to non-controlling interest	(1.6)	(2.2)	0.6
Net income attributable to ON Semiconductor Corporation	$1,009.6	$234.2	$775.4

Revenue

Revenue was $6,739.8 million and $5,255.0 million for 2021 and 2020, respectively. The increase from 2020 to 2021 of $1,484.8 million, or 28.3%, was attributable to a 32.0%, 25.6% and 22.0% increase in revenue in PSG, ASG and ISG, respectively, which is further explained below.

We had one customer, a distributor, whose revenue accounted for approximately 13% of the total revenue for the year ended December 31, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	2021	As a % of Revenue (1)	2020	As a % of Revenue (1)
PSG	$3,439.1	51.0%	$2,606.1	49.6%
ASG	2,399.9	35.6%	1,910.4	36.4%
ISG	900.8	13.4%	738.5	14.1%
Total revenue	$6,739.8		$5,255.0
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Revenue from PSG

Revenue from PSG increased by $833.0 million, or approximately 32%, during 2021 compared to 2020. The revenue from our

Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $521.7 million and $317.6 million, respectively. These increases primarily were driven by better economic conditions resulting in increased demand for our products along with a favorable mix in the products sold and an increase in average selling prices. Although we experienced supply chain constraints during 2021, they were offset by increased demand for our products, however in 2020, we experienced decreased demand, delays in fulfilling certain customer orders and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic.

Revenue from ASG

Revenue from ASG increased by $489.5 million, or approximately 25.6%, during 2021 compared to 2020. The revenue from our Mobile, Computing and Cloud Division, our Automotive Division and our Industrial Solutions Division, increased by $230.3 million, $155.0 million and $110.2 million, respectively. The increases primarily were due to improved economic conditions resulting in increased demand for our products in other end-markets along with a favorable mix in the products sold and an increase in average selling prices. Although we experienced supply chain constraints during 2021, they were offset by increased demand for our products, however in 2020, we experienced decreased demand, delays in fulfilling certain customer orders and certain of our factories operating at significantly reduced capacity levels as a result of the COVID-19 pandemic.
Revenue from ISG

Revenue from ISG increased by $162.3 million, or approximately 22%, during 2021 compared to 2020. The revenue from our Automotive Sensing Division and our Industrial and Consumer Solutions Division increased by $152.5 million and $70.7 million, respectively, and was partially offset by a decrease of $61.0 million from the exited CCD business. The increase in revenue was due to the improvement in economic conditions, specifically with automotive component manufacturers and the automotive industry overall, resulting in increased demand for these products along with a favorable mix in the products sold and an increase in average selling prices.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or regions, are as follows (dollars in millions):

	2021	As a % of Revenue (1)	2020	As a % of Revenue (1)
Singapore	$2,097.8	31.1%	$1,799.5	34.2%
Hong Kong	1,828.6	27.1%	1,311.6	25.0%
United Kingdom	1,123.6	16.7%	805.9	15.3%
United States	931.6	13.8%	728.6	13.9%
Other	758.2	11.2%	609.4	11.6%
Total	$6,739.8		$5,255.0
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segment was as follows (dollars in millions):

	2021	As a % of Segment Revenue (1)	2020 (2)	As a % of Segment Revenue (1)
PSG	$1,318.3	38.3%	$764.1	29.3%
ASG	1,055.6	44.0%	714.4	37.4%
ISG	340.4	37.8%	237.3	32.1%
Total gross profit	$2,714.3	40.3%	$1,715.8	32.7%
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.
(2)Beginning in 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit increased by $998.5 million, or approximately 58%, from $1,715.8 million during 2020 to $2,714.3 million during 2021. Gross margin increased to 40.3% during 2021 compared to 32.7% during 2020.

The increases in gross profit and gross margin were due to increases in sales volume, increased utilization and a better mix in the portfolio of the products sold combined with an increase in average selling prices for many of our products. The favorable economic environment and significant improvement in demand in all end-markets and specifically from automotive and industrial end-markets contributed to increased demand and better pricing for our products. We were also able to pass a majority of the increased cost from our suppliers to our customers.

Operating Expenses

Research and Development

Research and development expenses were $655.0 million and $642.9 million, or approximately 10% and 12% of revenue for 2021 and 2020, respectively, representing an increase of $12.1 million, or approximately 2% year-over-year. The increase in variable compensation was partially offset by a decrease in payroll expenses due to restructuring activities, and costs associated with third-party consultants.

Selling and Marketing

Selling and marketing expenses were $293.6 million and $278.7 million, or approximately 4% and 5% of revenue for 2021 and 2020, respectively, representing an increase of $14.9 million, or approximately 5% year-over-year. The increase was primarily due to an increase in variable compensation.

General and Administrative

General and administrative expenses were $304.8 million and $258.7 million, or approximately 5% and 5% of revenue for 2021 and 2020, respectively, representing an increase of $46.1 million, or approximately 18% year-over-year. The increase was primarily due to an increase in variable compensation and stock compensation.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $99.0 million and $120.3 million for 2021 and 2020, respectively. The decrease of $21.3 million, or approximately 17.7%, was primarily due to the full amortization of certain of our technology-related intangible assets during 2020.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $71.4 million and $65.2 million for 2021 and 2020, respectively. Amounts incurred during 2021 primarily related to the involuntary severance plan. Amounts incurred during 2020 related to the voluntary and involuntary severance plans and certain general workforce reductions. Included in 2020 was also asset impairment charges of $17.5 million.

For additional information, see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Other Income and Expenses

Interest Expense

Interest expense decreased by $38.0 million, or approximately 22.6%, to $130.4 million during 2021 compared to $168.4 million in 2020, primarily due to the decrease in our long-term debt and a decrease in interest rates on our variable rate debt. Our average gross amount of long-term debt balance (including current maturities) during 2021 and 2020 was $3,423.9 million and $3,669.4 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was 3.8% and 4.6% per annum in 2021 and 2020, respectively.

See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Gain on Divestiture of Business

Gain on divestiture of business was $10.2 million in 2021, compared to zero in 2020, due to the divestiture of a business entity engaged in research and development.

Loss on Debt Refinancing and Prepayment

We recorded loss on debt refinancing and prepayment of $29.0 million during 2021 related to the partial repurchase or exchange of certain of the outstanding 1.625% Notes. See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities. No such expenses were incurred during 2020.

Other Income (Expense)

Other income (expense) was an expense of $8.6 million in 2020 compared to an income of $18.0 million in 2021, reflecting a change of approximately 309.3%. During 2021, we recognized actuarial gains on our pension obligations of $21.4 million which was partially offset by miscellaneous adjustments of $4.6 million, compared to an actuarial loss of $4.0 million during 2020.

Income Tax Provision

We recorded an income tax provision of $146.6 million and a benefit of $59.8 million in 2021 and 2020, respectively.

The income tax provision for the year ended December 31, 2021 consisted primarily of $179.4 million for income and withholding taxes of certain of our foreign and domestic operations, $3.6 million related to a discrete foreign tax rate change, $2.9 million related to return to provision adjustments and $3.4 million related to additional valuation allowance, partially offset by discrete benefits of $24.3 million relating to the release of uncertain tax positions in foreign jurisdictions for favorable audit results and lapse of statue, $6.9 million relating to net equity award windfalls and $11.5 million primarily relating to an increase in deferred tax assets expected to be realized in the foreseeable future due to the liquidation of a foreign subsidiary.

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

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,352.6 million as of December 31, 2021. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments, (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock. As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. During 2021, we completed the acquisition of GTAT. See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

We believe that the key factors that could affect our internal and external sources of cash include:

•Changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business

•Our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

The following are some of the significant sources and uses of cash during 2021 outside of our operating activities and regular capital expenditures:
•Issuance of $805.0 million aggregate principal amount of 0% Convertible Senior Notes due 2027, the net proceeds of which were used to repurchase $372.4 million in aggregate principal amount of our outstanding 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of the Company's common stock.
•Payment of $160.3 million for convertible note hedges and receipt of $93.8 million for the sale of warrants, both in relation to the issuance of the 0% Notes.
•Repayment of the outstanding balance of $700.0 million under the Revolving Credit Facility.
•Repurchase of $47.4 million in aggregate principal amount of our outstanding 1.625% Notes for $47.4 million in cash and 1.6 million shares of the Company's common stock.
•Acquisition of GTAT for $424.6 million in cash.
•Net purchases of available-for-sale securities for $44.7 million.
Our ability to service our long-term debt, including our 0% Notes, 3.875% Notes, 1.625% Notes, the Revolving Credit Facility and the Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance and the timing of the full economic recovery from the COVID-19 pandemic, as well as to financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. Our capital expenditure levels can materially influence our available cash for other initiatives. For example, during 2021, we paid approximately $444.6 million for capital expenditures, while in 2020 we paid approximately $383.6 million. While our capital expenditures have historically been approximately 6% to 7% of annual revenue, we expect to incur capital expenditures in the range of 11% to 12% of revenue in 2022 to expand our manufacturing capabilities to meet the market demands and further improve our manufacturing cost structure.

As of December 31, 2021, there was $1,598.2 million outstanding under the Term Loan "B" Facility, in addition to $805 million aggregate principal amount of the 0% Notes, $700 million aggregate principal amount of 3.875% Notes and $155.1 million aggregate principal amount of the 1.625% Notes. The aggregate principal amount of outstanding 1.625% Notes, net of unamortized discount and issuance costs, has been reclassified as a current portion of long-term debt. The associated interest expense related to this indebtedness will continue to have a significant impact on our results of operations.

See Note 5: ''Acquisitions and Divestitures'' and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

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

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $1,782.0 million, $884.3 million, and $694.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our operating cash flows for the year ended December 31, 2021 increased by $897.7 million, or 101.5%, compared to the year ended December 31, 2020, which was primarily due to better economic conditions resulting in significantly increased demand for our products, increase in average selling prices, better mix in the products sold, cash savings from restructuring activities and better working capital management.

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

Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,046.3 million as of December 31, 2021 and has fluctuated between $885.0 million and $1,057.1 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,238.2 million as of December 31, 2021 and has fluctuated between $1,457.6 million and $2,379.8 million at the end of each of our last eight fiscal quarters. The significant fluctuation was due to the withdrawal and repayment on our Revolving Credit Facility during 2020 and 2021 as well as the reclassification of the 1.625% Notes as a current liability. We expect a significant increase in capital expenditures during 2022.

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

Key Financing and Capital Events

Overview

For the past several years, we have undertaken various measures to secure liquidity to pursue acquisitions, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2021. Set forth below is a summary of certain key financing events affecting our capital structure during the last three years. For further discussion of our debt instruments, see Note 9: ''Long-Term Debt'' and for further discussion on the Share Repurchase Program (as defined below), see Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2021 Financing Events

Issuance of 0% Convertible Senior Notes due 2027

On May 19, 2021, we completed a private offering of $805.0 million aggregate principal amount of 0% Notes, the proceeds of which were used to repurchase a portion of the 1.625% Notes in privately negotiated note repurchase or exchange transactions, repay a portion of the Revolving Credit Facility, pay the net cost of the related convertible note hedges after such costs were offset by the proceeds from the related sale of warrants (each described below), and general corporate purposes. The 0% Notes will mature on May 1, 2027, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms.

The initial conversion rate of the 0% Notes is 18.8796 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $52.97 per share of common stock. We may redeem all or any portion of the 0% Notes, the holders may convert their 0% Notes and the conversion rate is subject to adjustment, in each case upon the occurrence of certain specified events as set forth in the Indenture governing the 0% Notes. We incurred issuance costs of $19.0 million in connection with the issuance of the 0% Notes, of which $15.7 million was capitalized as debt issuance costs and $3.3 million was allocated to the conversion option and recorded to stockholders’ equity. The debt discount and debt issuance costs are being amortized at an effective interest rate of 3.2% over the contractual term of the 0% Notes.

In connection with the issuance of the 0% Notes, we entered into convertible note hedge transactions with respect to our common stock with the initial purchasers of the 0% Notes or their affiliates ("Counterparties") and paid $160.3 million in cash for the convertible note hedges, which was recorded to stockholders’ equity. We also entered into warrant transactions with the Counterparties and received $93.8 million in cash for the sale of warrants, which was recorded to stockholders’ equity.

Partial exchange or repurchase of the 1.625% Notes

On May 11, 2021, contemporaneously with the issuance of the 0% Notes, we entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $372.4 million in aggregate principal amount of the 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of the Company’s common stock. On December 10, 2021, we repurchased $47.4 million of the 1.625% Notes for $47.4 million in cash and 1.6 million shares of common stock.

Repayments under the Revolving Credit Facility

During the year ended December 31, 2021, we repaid the outstanding balance of $700.0 million under the Revolving Credit Facility using a portion of the net proceeds from the issuance of the 0% Notes and cash generated from operations. As of December 31, 2021, we had approximately $1.97 billion available under the Revolving Credit Facility for future borrowings.

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

Also at the time of issuance of the 1.00% Notes, we sold warrants to certain bank counterparties whereby the holders of the warrants had the option to purchase from us the equivalent number of shares of our common stock at a price of $25.96 per share. All these warrants were exercised by the holders during the first and second quarters of 2021 and were settled by issuing an aggregate of 13.4 million shares of common stock.

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

Share Repurchase Program

During 2020, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of $65.3 million pursuant to the Share Repurchase Program.

2019 Financing Events

Amendments to the Amended Credit Agreement

On June 12, 2019, we entered into the Fifth Amendment to the Amended Credit Agreement (the "Fifth Amendment") and on June 19, 2019, drew $900.0 million of the Revolving Credit Facility to partially fund the acquisition of Quantenna. On August 15, 2019, we entered into the Sixth Amendment to the Amended Credit Agreement (the "Sixth Amendment") which increased amounts that may be borrowed under the Revolving Credit Facility by $70.0 million to $1.97 billion. On September 19, 2019, we entered into the Seventh Amendment to the Amended Credit Agreement (the "Seventh Amendment") and utilized the additional borrowings pursuant to the Seventh Amendment to repay $500.5 million of the outstanding balance under the Revolving Credit Facility.

Share Repurchase Program

During 2019, we repurchased 7.8 million shares of our common stock for an aggregate purchase price of $138.9 million pursuant to the Share Repurchase Program.

Debt Guarantees and Related Covenants

As of December 31, 2021, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. Our 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and our guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations and are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; and (iv) assumptions used in business combinations. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

Revenue. We generate revenue from sales of our semiconductor products to direct customers and distributors. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We recognize revenue when we satisfy a performance obligation in an amount reflecting the consideration to which we expect to be entitled. For sales agreements, we have identified the promise to transfer products, each of which is distinct, to be the performance obligation. For product development agreements, we have identified the completion of a service defined in the agreement to be the performance obligation. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied. We allocate the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. Substantially all of our revenue is recognized at the time control of the products transfers to the customer.

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

Our direct customers do not have the right to return products, other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue are recognized, and are netted against revenue. For non-quality related returns, we recognize a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. We record a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenue, based on the experience with each customer.

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

Business Combination. We use estimates and assumptions in allocating the purchase price of acquired business by utilizing established valuation techniques appropriate for the technology industry to record the acquired assets and liabilities at fair value. We utilize the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. If the income approach is used, the fair value determination is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life and involves significant assumptions as to cash flows, associated expenses, long-term growth rates and discount rates. The cost approach takes into account the cost to replace (or reproduce) the asset and involves assumptions relating to the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. Determining the fair value of acquired technology assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development expenses.

Impairment of Goodwill and Long-Lived Assets. We evaluate our goodwill for potential impairment annually during the fourth quarter and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Our impairment evaluation consists of a qualitative assessment, and if deemed necessary, a quantitative test is performed which compares the fair value of a reporting unit with its carrying amount, including goodwill.

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

We evaluate the recoverability of the carrying amount of our property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. As we continue to implement our business strategy to rationalize products and manufacturing locations to transition to a lighter internal fabrication model, there could be divestiture transactions resulting in a portion of goodwill or other assets being de-recognized, and which may or may not result in accounting charges.

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

As of December 31, 2021, our gross long-term debt (including current maturities) totaled $3,258.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $3,160.1 million. We do have interest rate exposure with respect to the $98.2 million balance of our variable interest rate debt outstanding as of December 31, 2021. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $4.2 million. However, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase. Our interest rate swaps hedge the majority of the risk of variability in cash flows resulting from future interest payments on our variable interest rate debt.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2021 and 2020 was $288.3 million and $263.4 million, respectively. Our policies prohibit speculation on financial instruments, trading in currencies for which there are no underlying exposures, or entering into trades for any currency to intentionally increase the underlying exposure.

Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our results would have impacted our income before taxes by approximately $143.7 million for the year ended December 31, 2021, assuming no offsetting hedge position or correlated activities.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 excluded GT Advanced Technologies Inc. ("GTAT"), which was acquired by the Company on October 28, 2021. GTAT is a wholly-owned subsidiary of the Company and represented 0.7% and 0.1% of total assets and total revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Executive Officers of the Registrant" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "Management Proposals—Proposal No. 1: Election of Directors," "The Board of Directors and Corporate Governance," "Section 16(a) Reporting Compliance" and "Miscellaneous Information—Stockholder Nominations and Proposals" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021 in connection with our 2022 Annual Meeting of Stockholders ("Proxy Statement").

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance—Code of Business Conduct" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance—2021 Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "onsemi 2021 Pay Ratio Disclosure" and "Human Capital and Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the captions "Management Proposals—Proposal No. 1: Election of Directors," "The Board of Directors and Corporate Governance," and "Related Party Transactions" in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption "Audit and Related Fees" in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019	102

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)†

2.2
Agreement and Plan of Merger, dated March 27, 2019, by and among Quantenna Communications, Inc., ON Semiconductor Corporation and Raptor Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2019)†

2.3
Agreement and Plan of Merger, dated August 25, 2021, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Terra Merger Sub, Inc., GT Advanced Technologies Inc. and Pirinate Consulting Group 2, LLC, as equityholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2021)†

3.1(a)
Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.1(b)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.1(c)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)

3.1(d)
Certificate of Designations of Series B Junior Participating Preferred Stock of ON Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 8, 2020)

3.1(e)
Certificate of Elimination of Series B Junior Participating Preferred Stock of ON Semiconductor Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2021)

3.2
By-Laws of ON Semiconductor Corporation as Amended and Restated on November 21, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 25, 2013)

4.1
Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)
Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of March 31, 2017 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

4.2(b)	Form of Global 1.625% Convertible Senior Note due 2023 (included in Exhibit 4.2(a))

4.2(c)
First Supplemental Indenture to the Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of January 7, 2020 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 19, 2020) (incorporated by reference to Exhibit 4.3(c) to the Company’s Annual Report on Form 10-K filed with the Commission on February 19, 2020)

4.3(a)
Indenture, dated as of August 21, 2020, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020) Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020)

4.3(b)	Form of Global 3.875% Senior Note due 2028 (included in Exhibit 4.3(a))

4.4(a)
Indenture, dated as of May 14, 2021, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

4.4(b)	Form of Global 0% Convertible Senior Note due 2027 (included in Exhibit 4.4(a))

4.5	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(1)

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
Eighth Amendment to Credit Agreement, dated as of June 23, 2020, among ON Semiconductor Corporation, as borrower, certain subsidiaries thereof, as guarantors, the several lenders party thereto, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2020)

10.5(r)
Ninth Amendment to Credit Agreement, dated as of May 10, 2021, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2021)

10.6(a)	Form of Convertible Note Hedges related to the Company's 1.625% Convertible Senior Note due 2023(1)

10.6(b)	Form of Warrant Confirmation for Warrants related to the Company's 1.625% Convertible Senior Note due 2023(1)

10.7(a)	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (as amended and restated February 11, 2022) (1)(2)

10.7(b)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2019 form agreement for Section 16 Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2019)(2)

10.7(c)
2020 Form of Performance-Based Restricted Stock Units Award for Senior Vice Presidents and Above (Upside) under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 5, 2020)(2)

10.7(d)
Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Senior Employee Group) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(e)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Tier I Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(f)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.7(r) to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.7(g)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.7(s) to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.7(h)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(i)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.8(a)
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended and restated as of May 20, 2009 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 No. 333-159381 filed with the Commission on May 21, 2009)(2)

10.8(b)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 15, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2013)(2)

10.8(c)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 20, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 3, 2015)(2)

10.8(d)
Amendment to the ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended as of May 17, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)(2)

10.8(e)
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended by the amendment effective March 17, 2021), approved by stockholders May 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2021)(2)

10.9
Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.10
Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.11
Employment Agreement by and between Semiconductor Components Industries, LLC and Vincent C. Hopkin, dated as of May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2018)(2)

10.12
Employment Agreement by and between Semiconductor Components Industries, LLC and Simon Keeton, dated January 1, 2019 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2019)(2)

10.13
Key Officer Severance and Change in Control Agreement by and between Semiconductor Components Industries, LLC and Ross F. Jatou, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.14	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.15(a)
Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))

10.15(b)
Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.15(c)
Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed with the Commission on July 9, 1997 (File No. 333-28697))

10.16(a)
Asset Purchase Agreement, dated as of April 22, 2019, between GLOBALFOUNDRIES U.S. Inc. and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019)†

10.16(b)
Amendment No. 1 to Asset Purchase Agreement, dated October 1, 2020, by and among Semiconductor Components Industries, LLC, GLOBALFOUNDRIES U.S. Inc., and GLOBALFOUNDRIES Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2020)

10.17
Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Power Integrations, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020)

10.18(a)
Form of Confirmation for Convertible Notes Hedges related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.18(b)
Form of Confirmation for Warrants related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

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

February 14, 2022	ON Semiconductor Corporation

By: /s/ HASSANE EL-KHOURY
Name: Hassane El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE EL-KHOURY Hassane El-Khoury	President, Chief Executive Officer and Director	February 14, 2022
(Principal Executive Officer)

/s/ THAD TRENT Thad Trent	Executive Vice President, Chief Financial Officer and Treasurer	February 14, 2022
(Principal Financial Officer)

/s/ BERNARD R. COLPITTS, JR. Bernard R. Colpitts, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2022

*	Chair of the Board of Directors	February 14, 2022
Alan Campbell

*	Director	February 14, 2022
Atsushi Abe

*	Director	February 14, 2022
Susan K. Carter

*	Director	February 14, 2022
Thomas L. Dietrich

*	Director	February 14, 2022
Gilles Delfassy

*	Director	February 14, 2022
Bruce E. Kiddoo

*	Director	February 14, 2022
Paul A. Mascarenas

*	Director	February 14, 2022
Gregory L. Waters

*	Director	February 14, 2022
Christine Y. Yan

*By: /s/ THAD TRENT Thad Trent	Attorney-in-Fact	February 14, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded GT Advanced Technologies Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a purchase business combination during 2021. We have also excluded GT Advanced Technologies Inc. from our audit of internal control over financial reporting. GT Advanced Technologies Inc. is a wholly-owned subsidiary whose total assets and total revenue excluded from management’s assessment and our audit of internal control over financial reporting represent 0.7% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Ship and Credit Reserves

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s ship and credit reserves are $163.8 million as of December 31, 2021. Sales returns and allowances, which include ship and credit reserves for distributors, are estimated by management based on historical claims data and expected future claims. Provisions for ship and credit claims are provided for in the same period the related revenue is recognized, and are netted against revenue.

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

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $1,379.5 million as of December 31, 2021, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

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
February 14, 2022

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,352.6	$1,080.7
Receivables, net	809.4	676.0
Inventories	1,379.5	1,251.4
Other current assets	240.1	176.0
Total current assets	3,781.6	3,184.1
Property, plant and equipment, net	2,524.3	2,512.3
Goodwill	1,937.5	1,663.4
Intangible assets, net	495.7	469.0
Deferred tax assets	366.3	429.0
Other assets	520.6	410.2
Total assets	$9,626.0	$8,668.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$635.1	$572.9
Accrued expenses and other current liabilities	747.6	570.0
Current portion of long-term debt	160.7	531.6
Total current liabilities	1,543.4	1,674.5
Long-term debt	2,913.9	2,959.7
Deferred tax liabilities	43.2	57.3
Other long-term liabilities	521.1	418.4
Total liabilities	5,021.6	5,109.9
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 603,044,079 and 570,766,439 shares issued, 432,472,818 and 411,842,629 shares outstanding, respectively)	6.0	5.7
Additional paid-in capital	4,633.3	4,133.1
Accumulated other comprehensive loss	(40.6)	(57.6)
Accumulated earnings	2,435.1	1,425.5
Less: Treasury stock, at cost; 170,571,261 and 158,923,810 shares, respectively	(2,448.4)	(1,968.2)
Total ON Semiconductor Corporation stockholders’ equity	4,585.4	3,538.5
Non-controlling interest	19.0	19.6
Total stockholders' equity	4,604.4	3,558.1
Total liabilities and stockholders' equity	$9,626.0	$8,668.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$6,739.8	$5,255.0	$5,517.9
Cost of revenue (exclusive of amortization shown below)	4,025.5	3,539.2	3,544.3
Gross profit	2,714.3	1,715.8	1,973.6
Operating expenses:
Research and development	655.0	642.9	640.9
Selling and marketing	293.6	278.7	301.0
General and administrative	304.8	258.7	284.0
Litigation settlement (Note 13)	—	—	169.5
Amortization of acquisition-related intangible assets	99.0	120.3	115.2
Restructuring, asset impairments and other charges, net	71.4	65.2	28.7
Intangible asset impairment	2.9	1.3	1.6
Total operating expenses	1,426.7	1,367.1	1,540.9
Operating income	1,287.6	348.7	432.7
Other income (expense), net:
Interest expense	(130.4)	(168.4)	(148.3)
Interest income	1.4	4.9	10.2
Loss on debt refinancing and prepayment	(29.0)	—	(6.2)
Gain on divestiture of business	10.2	—	—
Other income (expense)	18.0	(8.6)	(11.8)
Other income (expense), net	(129.8)	(172.1)	(156.1)
Income before income taxes	1,157.8	176.6	276.6
Income tax (provision) benefit	(146.6)	59.8	(62.7)
Net income	1,011.2	236.4	213.9
Less: Net income attributable to non-controlling interest	(1.6)	(2.2)	(2.2)
Net income attributable to ON Semiconductor Corporation	$1,009.6	$234.2	$211.7
Comprehensive income (loss), net of tax:
Net income	$1,011.2	$236.4	$213.9
Foreign currency translation adjustments	(3.8)	1.8	0.1
Effects of cash flow hedges	20.8	(5.1)	(16.5)
Other comprehensive income (loss), net of tax	17.0	(3.3)	(16.4)
Comprehensive income	1,028.2	233.1	197.5
Comprehensive income attributable to non-controlling interest	(1.6)	(2.2)	(2.2)
Comprehensive income attributable to ON Semiconductor Corporation	$1,026.6	$230.9	$195.3
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$2.37	$0.57	$0.52
Diluted	$2.27	$0.56	$0.51
Weighted-average shares of common stock outstanding:
Basic	425.7	410.7	410.9
Diluted	443.8	418.8	416.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated (Deficit) Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2018	558,701,620	$5.6	$3,702.3	$(37.9)	$979.6	(144,867,393)	$(1,478.0)	$22.5	$3,194.1
Stock option exercises	266,363	—	1.7	—	—	—	—	—	1.7
Shares issued pursuant to the ESPP	1,666,559	—	26.2	—	—	—	—	—	26.2
RSUs and stock grant awards issued	4,928,065	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,620,543)	(33.5)	—	(33.5)
Share-based compensation	—	—	79.4	—	—	—	—	—	79.4
Repurchase of common stock	—	—	—	—	—	(7,762,007)	(139.0)	—	(139.0)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.3)	(2.3)
Comprehensive income (loss)	—	—	—	(16.4)	211.7	—	—	2.2	197.5
Balance at December 31, 2019	565,562,607	5.7	3,809.5	(54.3)	1,191.3	(154,249,943)	(1,650.5)	22.4	3,324.1
Stock option exercises	5,625	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	1,838,256	—	23.6	—	—	—	—	—	23.6
RSUs and stock grant awards issued	3,359,951	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,062,377)	(20.0)	—	(20.0)
Share-based compensation	—	—	67.7	—	—	—	—	—	67.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(5.0)	(5.0)
Shares issued to settle excess over principal for 1.00% Notes	—	—	(88.7)	—	—	11,823,271	88.7	—	—
Repurchase of shares under bond hedges	—	—	321.0	—	—	(11,823,348)	(321.0)	—	—
Comprehensive income (loss)	—	—	—	(3.3)	234.2	—	—	2.2	233.1
Balance at December 31, 2020	570,766,439	5.7	4,133.1	(57.6)	1,425.5	(158,923,810)	(1,968.2)	19.6	3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	724,223	—	23.5	—	—	—	—	—	23.5
RSUs and stock grant awards issued	3,037,866	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	7,004,663	0.1	(142.4)	—	—	—	—	—	(142.3)
Partial settlement of warrants - 1.625% Notes	8,081,937	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	441.3	—	—	(10,701,920)	(441.3)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	6.6	—	—	—	—	—	6.6
Payment of tax withholding for RSUs	—	—	—	—	—	(945,531)	(38.9)	—	(38.9)
Share-based compensation	—	—	101.3	—	—	—	—	—	101.3
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	17.0	1,009.6	—	—	1.6	1,028.2
Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$1,011.2	$236.4	$213.9
Adjustments to reconcile net income to net cash provided by operating activities and other adjustments:
Depreciation and amortization	596.7	625.1	593.1
Gain on divestiture of business	(10.2)	—	—
Loss on debt refinancing and prepayment	29.0	—	6.2
Amortization of debt discount and issuance costs	10.7	12.1	13.0
Share-based compensation	101.3	67.7	79.4
Non-cash interest on convertible notes	24.7	38.2	37.8
Non-cash asset impairment charges	10.8	18.8	5.0
Change in deferred tax balances	62.4	(122.6)	11.2
Other	4.3	7.3	1.8
Changes in assets and liabilities (exclusive of the impact of acquisitions and divestitures):
Receivables	(136.3)	31.4	4.7
Inventories	(122.8)	(26.3)	34.6
Other assets	(22.9)	(60.0)	(34.6)
Accounts payable	70.7	34.2	(79.9)
Accrued expenses and other current liabilities	123.9	(18.5)	(201.7)
Other long-term liabilities	28.5	40.5	10.2
Net cash provided by operating activities	$1,782.0	$884.3	$694.7
Cash flows from investing activities:
Purchase of property, plant and equipment	$(444.6)	$(383.6)	$(534.6)
Deposits and proceeds from sale of property, plant and equipment	14.0	6.3	1.9
Deposits utilized (made) for purchases of property, plant and equipment	(47.4)	2.2	4.6
Purchase of business, net of cash acquired	(399.4)	(4.5)	(888.0)
Divestiture of business, net of cash transferred and proceeds from escrow	7.0	—	5.2
Purchase of available for sale securities	(48.9)	—	—
Proceeds from sale or maturity of available-for-sale securities	4.2	—	—
Settlement of purchase price from previous acquisition	—	26.0	—
Purchase of license and deposit made for manufacturing facility	—	(100.0)	(100.0)
Net cash used in investing activities	$(915.1)	$(453.6)	$(1,510.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$23.5	$23.6	$26.2
Proceeds from exercise of stock options	—	—	1.7
Payments of tax withholding for RSUs	(38.9)	(20.0)	(33.5)
Repurchase of common stock	—	(65.4)	(139.0)
Issuance and borrowings under debt agreements	787.3	1,858.0	1,404.8
Reimbursement of debt issuance costs	2.7	—	—
Payment of debt issuance and other financing costs	(3.8)	(2.4)	(24.0)
Repayment of borrowings under debt agreements	(1,270.5)	(2,023.9)	(594.4)
Release of escrow related to prior acquisition	—	—	(10.4)
Payment of finance lease obligations	—	—	(0.8)
Payment for purchase of bond hedges	(160.3)	—	—
Proceeds from issuance of warrants	93.8	—	—
Payments related to prior acquisition	(3.2)	(8.9)	(5.2)
Dividend to non-controlling shareholder	—	(5.0)	(2.3)
Net cash provided by (used in) financing activities	$(569.4)	$(244.0)	$623.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.3)	0.6	0.2
Net increase (decrease) in cash, cash equivalents and restricted cash	$296.2	$187.3	$(192.9)
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	$1,081.5	$894.2	$1,087.1
Cash, cash equivalents and restricted cash, end of period (Note 18)	$1,377.7	$1,081.5	$894.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries (the "Company"), prepares its consolidated financial statements in accordance with GAAP. As of December 31, 2021, the Company was organized into three operating segments, which also represent its three reportable segments: PSG, ASG and ISG.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; and (iv) assumptions used in business combinations. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30 years for buildings and 3-10 years for computers, machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

The Company evaluates the recoverability of the carrying amount of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be fully recoverable. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

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

The Company's impairment evaluation consists of a qualitative assessment. If this assessment indicates that it is more likely than not the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. Otherwise, a quantitative impairment test is performed by comparing the fair value of a reporting unit to its carrying value, including goodwill. The Company can bypass the qualitative assessment for any period and proceed directly to the quantitative impairment test. If the carrying value of the net assets associated with the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and will be determined as the amount by which the reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

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

Intangible Assets

The Company's acquisitions have resulted in intangible assets consisting of values assigned to customer relationships, patents, developed technology, licenses, and trademarks, which are considered long-lived assets and are stated at cost less accumulated amortization. These intangible assets, which are considered long-lived assets are amortized over their estimated useful lives and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable.

Leases

The Company determines if an arrangement is a lease at its inception. Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements for which the right-of-use ("ROU") assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other current liabilities or other long-term liabilities in the Consolidated Balance Sheet.

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

Debt Issuance Costs

Debt issuance costs for the Company's Revolving Credit Facility are capitalized and amortized over the term of the facility on a straight-line basis. Amortization is included in interest expense while the unamortized balance is included in other assets.

Debt issuance costs for the Company's convertible notes, senior notes and term debt are recorded as a direct deduction from the carrying amounts of such debt, consistent with debt discounts, and are amortized over their term using the effective interest method. Amortization is included in interest expense.

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

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased, bond hedges issued in connection with the convertible notes are settled and when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to RSUs under the Company's share-based compensation plans. Re-issuance of shares held in treasury stock is accounted for on a first-in, first-out basis.

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to direct customers and distributors. The Company also generates revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. Revenue is recognized when the Company satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. For sales agreements, the Company has identified the promise to transfer products, each of which is distinct, as the performance obligation. For product development agreements, the Company has identified the completion of a service defined in the agreement as the performance obligation. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied.

Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty and supply. In the absence of a sales agreement, the Company’s standard terms and conditions apply. The Company considers the customer purchase orders, governed by sales agreements or the Company’s standard terms and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

conditions, to be the contract with the customer. The Company evaluates certain factors including the customer’s ability to pay (or credit risk).

The Company allocates the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company’s direct customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns. Sales to certain distributors, primarily those with ship and credit rights, can also be subject to price adjustment on certain products. Although payment terms vary, most distributor agreements require payment within 30 days. In addition, the Company offers cash discounts to certain customers for payments received within an agreed upon time, generally ten days after shipment, which is recorded as a reduction to revenue.

The Company recognizes revenue from sales agreements upon transferring control of a product to the customer, which typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are consumed. The Company recognizes revenue from product development agreements over time based on the cost-to-cost method. Revenue is also recognized over time for products with no alternative use and an enforceable right to payment as they are manufactured, which represents a contract asset. The Company can receive cash payments from customers in advance of the Company’s performance obligation being satisfied, which represents a contract liability. Contract liabilities are recognized as revenue when the performance obligations are satisfied. Sales returns and allowances, which include ship and credit reserves for distributors, are estimated based on historical claims data and expected future claims. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue are recognized, and are netted against revenue.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Fair Value Measurement

The Company measures certain of its financial and non-financial assets at fair value by using the fair value hierarchy that prioritizes certain inputs into individual fair value measurement approaches. The fair value hierarchy, which is based on three levels of inputs, of which the first two are considered observable and the third, unobservable. The Company has elected not to carry any of its debt instruments at fair value.

Note 3: Revenue and Segment Information

Revenue recognized for product sales amounted to $6,719.9 million, $5,227.8 million and $5,492.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue recognized for product development agreements amounted to $19.9 million, $27.2 million and $25.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

In connection with long-term supply arrangements, the Company received capacity payments and deposits of $57.1 million during the year ended December 31, 2021, which was recorded as a contract liability, and $11.5 million was recorded as a corresponding receivable. During the year ended December 31, 2021, the Company recognized an immaterial amount of revenue by satisfying the performance obligations associated with these contract liabilities, and the remaining balances amounting to $25.8 million and $30.0 million are recorded as current liabilities and other long-term liabilities, respectively, in the Consolidated Balance Sheet. The Company has not recorded any contract assets as of December 31, 2021. There were no corresponding amounts for the years ended and as of December 31, 2020 and December 31, 2019.

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including orders or contracts

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

with a duration of less than one year. Certain of the Company’s customer contracts are multi-year agreements which includes firmly committed amounts for which the remaining performance obligations as of December 31, 2021 were approximately $8.6 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 25% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total sales estimates are based on negotiated contract prices and demand quantities, and could be influenced by manufacturing and supply chain constraints, among other things. Accordingly, the amount represented by remaining performance obligations may not be indicative of the actual revenue recognized for future periods.

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. The operating costs of manufacturing facilities which service all business units are reflected in the segments' cost of revenue on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not sell to each other. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other charges, net and certain other operating expenses, which include corporate research and development costs and miscellaneous nonrecurring expenses are not allocated to segments. In addition to the operating and reportable segments, the Company also operates global operations, sales and marketing, information systems and finance and administration groups. A portion of the expenses for each of these groups are allocated to the segments based on specific and general criteria.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For year ended December 31, 2021:
Revenue from external customers	$3,439.1	$2,399.9	$900.8	$6,739.8
Segment gross profit	1,318.3	1,055.6	340.4	2,714.3
For year ended December 31, 2020:
Revenue from external customers	$2,606.1	$1,910.4	$738.5	$5,255.0
Segment gross profit (1)	764.1	714.4	237.3	1,715.8
For year ended December 31, 2019:
Revenue from external customers	$2,788.3	$1,972.3	$757.3	$5,517.9
Segment gross profit (1)	986.0	712.1	275.5	1,973.6
_______________________

(1)Beginning in 2021, the Company started including unallocated manufacturing costs as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose revenue accounted for approximately 13% and 11% of the total revenue for the years ended December 31, 2021 and December 31, 2020, respectively. There were no customers whose revenue exceeded 10% or more of total revenue for the year ended December 31, 2019.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Year Ended December 31, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$1,097.7	$860.4	$139.7	$2,097.8
Hong Kong	1,055.6	572.4	200.6	1,828.6
United Kingdom	606.4	343.7	173.5	1,123.6
United States	432.0	304.7	194.9	931.6
Other	247.4	318.7	192.1	758.2
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

Sales Channel
Distributors	$2,443.0	$1,335.5	$553.5	$4,332.0
Direct Customers	996.1	1,064.4	347.3	2,407.8
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

	Year Ended December 31, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$978.0	$695.0	$126.5	$1,799.5
Hong Kong	723.2	410.6	177.8	1,311.6
United Kingdom	395.7	264.5	145.7	805.9
United States	282.8	282.0	163.8	728.6
Other	226.4	258.3	124.7	609.4
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

Sales Channel
Distributors	$1,776.4	$986.4	$406.8	$3,169.6
Direct Customers	829.7	924.0	331.7	2,085.4
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2019
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$864.7	$679.7	$168.7	$1,713.1
Hong Kong	843.5	436.8	137.0	1,417.3
United Kingdom	467.1	303.5	151.0	921.6
United States	356.3	332.6	121.4	810.3
Other	256.7	219.7	179.2	655.6
Total	$2,788.3	$1,972.3	$757.3	$5,517.9

Sales Channel
Distributors	$1,740.6	$971.5	$461.0	$3,173.1
Direct Customers	1,047.7	1,000.8	296.3	2,344.8
Total	$2,788.3	$1,972.3	$757.3	$5,517.9

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

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	As of December 31,
	2021	2020
United States	$767.1	$686.6
South Korea	492.8	455.5
Philippines	342.4	386.6
China	216.8	229.6
Czech Republic	214.2	216.1
Japan	198.6	209.3
Malaysia	175.3	190.2
Other	117.1	138.4
	$2,524.3	$2,512.3

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

PSG	ASG	ISG
Analog products	Analog products	Actuator Drivers
SiC products	ASIC products	CMOS Image Sensors
Discrete products	Connectivity products	Image Signal Processors
MOSFET products	ECL products	LSI products
Power Module products	Foundry products / services	Single Photon Detectors
Isolation products	Gate Driver products	Sensors
Memory products	LSI products
Gate Driver products	Standard Logic products
Standard Logic products
WBG products

Note 4: Recent Accounting Pronouncements

Pending Adoption:

ASU 2021-10 - Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance ("ASU 2021-10")

In November 2021, the FASB issued ASU 2021-10, which is aimed at increasing transparency about certain government assistance received by a business entity. The standard requires business entities to make annual disclosures about the nature of the transactions and the related accounting policy used to account for the transactions, the line items and applicable amounts on the balance sheet and income statement that are affected by the transactions, and significant terms and conditions of the transactions, including commitments and contingencies. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. ASU 2021-10 is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company expects the standard to be applicable to its financial statements and is currently evaluating and understanding the requirements for drafting applicable disclosures.

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share and the treasury stock method will be no longer available. As required, the Company plans to adopt ASU 2020-06 for fiscal 2022 using a modified retrospective approach and expects to record a cumulative effect adjustment of an estimated $66 million to increase opening retained earnings as of January 1, 2022. Due to the adoption of ASU 2020-06, the Company expects interest expense for fiscal 2022 will be lower than for fiscal 2021 by approximately $27 million. At an average stock price of $55, the Company expects an increase of 2.8 million for fiscal 2022 compared to fiscal 2021 in dilutive shares included in diluted weighted-average shares of common stock outstanding for the purpose of calculating diluted earnings per share. These estimates are based on the balance of 1.625% Notes and 0% Notes outstanding as of December 31, 2021.

Note 5: Acquisitions and Divestitures

The Company pursues acquisitions and divestitures from time to time to leverage its existing capabilities and further expand its business to achieve certain strategic goals. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2021, 2020 and 2019, the Company incurred acquisition and divestiture related costs of approximately of $11.9 million, $1.0 million and $11.3 million, respectively, which are included in operating expenses in the Company's Consolidated Statements of Operations and Comprehensive Income. Following are the acquisitions and divestitures during 2021, 2020 and 2019.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2021 Acquisition and Divestiture

GTAT Acquisition

On October 28, 2021, the Company acquired all of outstanding equity interests of GTAT. The Company believes the acquisition of GTAT will act as a building block to fuel growth and accelerate innovation in disruptive intelligent power technologies and secure supply of SiC to meet growing customer demand for SiC-based solutions in the sustainable ecosystem.

Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, the purchase price totaled $434.9 million. Cash consideration amounted to $424.6 million, of which $17.0 million was deposited for general representation and warranty purposes in an escrow account, legally owned by the Company. The remaining consideration of approximately $10.0 million represented the value of certain pre-acquisition deposits and payable balances effectively settled between the parties since the Company was GTAT's customer. From the closing date of the acquisition through December 31, 2021, the Company recognized immaterial revenue and net loss relating to GTAT.

The preliminary allocation of the purchase price of GTAT to the assets acquired and liabilities assumed based on their relative fair values is as follows (in millions):

Purchase Price Allocation
Cash and cash equivalents	$8.2
Inventory and other current assets	10.0
Property, plant and equipment	31.9
Goodwill	274.8
Intangible assets - Developed Technology	130.0
Deferred tax assets	13.4
Other non-current assets	7.4
Total assets acquired	475.7
Current liabilities	5.8
Other long-term liabilities	35.0
Total liabilities assumed	40.8
Net assets acquired/purchase price	$434.9

Developed technology of $130.0 million, determined using the income approach is estimated to have an useful life of 13 years. There were no IPRD intangible assets identified. The acquisition produced $274.8 million of goodwill, which has been assigned to a reporting unit within PSG. Goodwill is attributable to the expected value generation by GTAT by being part of the Company along with a more meaningful engagement by the customers due to the scale of the combined entities, GTAT's assembled workforce, other product and operating synergies. Goodwill arising from the GTAT acquisition is not deductible for tax purposes.

The purchase price allocation is considered preliminary as the Company finalizes its determination relating to the valuation of assets and liabilities and finalizes key assumptions, approaches and judgements with respect to intangible assets acquired from GTAT and the related tax effects.

GTAT Pro-Forma Results of Operations

The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2021 and December 31, 2020 have been prepared as if the acquisition of GTAT had occurred on January 1, 2020 and includes adjustments for the effect of fair value changes, transaction costs, taxation and financial structure (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended
	December 31, 2021	December 31, 2020
Revenue	$6,750.4	$5,262.5
Net income	972.4	210.3
Net income attributable to ON Semiconductor Corporation	970.8	208.1

Divestiture

On October 1, 2021, the Company divested itself of one of its businesses along with the related intellectual property for aggregate consideration of approximately $13.6 million and recognized a gain of $10.2 million after offsetting the carrying values of the disposed assets and liabilities.

Pending Acquisition, announced in 2019

During 2019 and 2020, the Company entered into an APA and an APA Amendment, respectively, to acquire GFUS's East Fishkill, New York site and fabrication facilities and certain other assets and liabilities on or around December 31, 2022 for an aggregate purchase price of $400.0 million in cash, subject to adjustments as described in the APA and APA amendment (the "Total Consideration"). In connection with the APA Amendment, the Company also entered into an amendment to an ancillary agreement relating to the provision of foundry services entered into in connection with the execution of the APA, which provided the Company certain additional tools and flexibility in its capital expenditures and manufacturing plans for 2021 and 2022.

The Company made payments of $100.0 million and $70.0 million during 2020 and 2019, respectively, of the Total Consideration in cash as a non-refundable deposit, which will be applied toward and reduce the Total Consideration. These amounts are recorded as other assets in the Consolidated Balance Sheets. Additionally, Company paid GFUS a license fee of $30.0 million in cash for certain technology during 2019, which has been recognized as an intangible asset subject to amortization.

Quantenna Acquisition during 2019

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

The acquisition produced $726.7 million of goodwill, which was assigned to a reporting unit within ASG. The goodwill is attributable to a combination of Quantenna's assembled workforce, expectations regarding a more meaningful engagement by the customers due to the scale of the combined company and other product and operating synergies. Goodwill arising from the Quantenna acquisition is not deductible for tax purposes.

Quantenna Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the years ended December 31, 2021 and 2020 are not required because the results of the acquired business are included in the Company's results. The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2019 has been prepared as if the acquisition of Quantenna had occurred on January 1, 2018 and includes adjustments for amortization of intangibles, interest expense from financing, restructuring, and the effect of purchase accounting adjustments including the step-up of inventory (in millions):

Year Ended
December 31, 2019
Revenue	$5,613.2
Net income	218.2
Net income attributable to ON Semiconductor Corporation	216.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment at the reporting unit level, which is one level below the Company's operating segments. The Company performed its impairment assessment and concluded that the fair value of reporting units exceed their carrying value as of the impairment test date. As the Company continues to implement its business strategy to rationalize products and manufacturing locations to transition to a lighter internal fabrication model, there could be divestiture transactions resulting in a portion of goodwill or other assets being de-recognized, and which may or may not result in accounting charges.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2021			As of December 31, 2020			As of December 31, 2019
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
ASG	$1,566.3	$(418.9)	$1,147.4	$1,566.3	$(418.9)	$1,147.4	$1,563.4	$(418.9)	$1,144.5
ISG	114.0	—	114.0	114.7	—	114.7	114.4	—	114.4
PSG	708.0	(31.9)	676.1	433.2	(31.9)	401.3	432.2	(31.9)	400.3
Total	$2,388.3	$(450.8)	$1,937.5	$2,114.2	$(450.8)	$1,663.4	$2,110.0	$(450.8)	$1,659.2

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2019	$1,659.2
Addition due to business combination	4.2
Net balance as of December 31, 2020	1,663.4
Addition due to business combination	274.8
Divestiture of a business	(0.7)
Net balance as of December 31, 2021	$1,937.5

Intangible Assets

Intangible assets subject to amortization, net, were as follows (in millions):

	As of December 31, 2021
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(436.3)	$(17.6)	$127.6
Developed technology	928.1	(600.5)	(2.6)	325.0
Licenses	30.0	(0.3)	—	29.7
Other intangibles	79.1	(62.1)	(15.2)	1.8
Total intangible assets	$1,618.7	$(1,099.2)	$(35.4)	$484.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31, 2020
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(411.7)	$(17.6)	$152.2
Developed technology	794.7	(532.9)	(2.6)	259.2
Licenses	30.0	—	—	30.0
Other intangibles	79.3	(60.6)	(15.2)	3.5
Total intangible assets	$1,485.5	$(1,005.2)	$(35.4)	$444.9

Not included in the above table are the value of IPRD projects amounting to $11.6 million and $24.1 million as of December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021 and December 31, 2020, certain of the IPRD projects were completed resulting in the reclassification of $9.6 million and $15.2 million, respectively, to developed technology. The Company impaired one of the projects valued at $2.9 million during the year ended December 31, 2021.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

2022	$85.3
2023	69.2
2024	67.5
2025	55.8
2026	47.7
Thereafter	158.6
Total estimated amortization expense	$484.1

Note 7: Restructuring, Asset Impairments and Other Charges, net
Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments (1)	Other	Total
Year Ended December 31, 2021
2021 Involuntary separation program	65.3	—	—	65.3
Other	2.2	3.3	0.6	6.1
Total	$67.5	$3.3	$0.6	$71.4
Year Ended December 31, 2020
Voluntary separation program	$27.5	$—	$—	$27.5
2020 Involuntary separation program	11.8	—	—	11.8
General workforce reduction	12.3	—	—	12.3
Other	—	17.5	(3.9)	13.6
Total	$51.6	$17.5	$(3.9)	$65.2
Year Ended December 31, 2019
General workforce reduction	$8.4	$—	$—	$8.4
Post-Quantenna acquisition restructuring	15.7	—	—	15.7
Other	$0.8	$3.4	$0.4	$4.6
Total	$24.9	$3.4	$0.4	$28.7
_______________________

(1)During the year ended December 31, 2020, asset impairment charges related to a) property, plant and equipment amounting to $9.1 million b) investments in certain entities where the Company does not exert a significant influence amounting to $7.0 million and c) lease right-of-use assets of $1.4 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of changes in accrued restructuring charges are as follows (in millions):

	Estimated employee separation charges	Estimated costs to exit	Total
Balance as of December 31, 2019	$0.1	$0.1	$0.2
Charges	51.6	—	51.6
Usage	(45.5)	(0.1)	(45.6)
Balance as of December 31, 2020	$6.2	$—	$6.2
Charges	67.5	—	67.5
Usage	(62.9)	—	(62.9)
Balance as of December 31, 2021	$10.8	$—	$10.8

Year ended December 31, 2021:

2021 Involuntary Separation Program

During 2021, the Company implemented the Involuntary Separation Program restructuring program (the "ISP"). Under the ISP, the Company notified approximately 960 employees of their employment termination with aggregate severance costs and other charges amounting to $65.3 million. Approximately $9.8 million of the incurred charges remained accrued as of December 31, 2021. The Company also incurred certain insignificant charges relating to another program during the fourth quarter of 2021.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

Year ended December 31, 2020:

Voluntary Separation Program

During the first quarter of 2020, the Company offered the Voluntary Separation Program (the "VSP") to employees that met certain criteria. Management approved 243 employees for participation in the VSP during the first quarter, after which the VSP was terminated. The aggregate expense for the VSP amounted to $27.5 million for the 243 employees, all of whom had exited by the end of the second quarter of 2020. All amounts under the VSP have been paid during 2020, and there are no payments remaining as of December 31, 2021.

2020 Involuntary Separation Program

During the second quarter of 2020, the Company implemented the ISP restructuring program. Under the ISP, the Company notified approximately 191 employees of their employment termination with aggregate severance costs and other benefits amounting to $11.8 million. All notified employees have exited during 2020 and an insignificant amount remained accrued as of December 31, 2021.

General workforce reduction

In addition to the VSP and the ISP, the Company undertook certain general workforce reduction measures during 2020, under which, the Company notified approximately 260 employees of their employment termination with aggregate severance costs and other benefits amounting $12.3 million. All notified employees have exited and an insignificant amount remained accrued as of December 31, 2021.

Year ended December 31, 2019:

General workforce reductions and post-Quantenna acquisition restructuring

During the first quarter of 2019, the Company approved and began to implement certain restructuring actions aimed at cost savings, primarily through workforce reductions. As of December 31, 2019, the Company had notified approximately 143 employees of their employment termination, all of whom had exited by December 31, 2019. For the year ended 2019, the expense for this program amounted to $8.4 million, all of which was paid as of December 31, 2019.

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

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of
	December 31, 2021	December 31, 2020
Inventories:
Raw materials	$174.2	$135.7
Work in process	888.9	829.7
Finished goods	316.4	286.0
	$1,379.5	$1,251.4
Property, plant and equipment, net:
Land	$118.5	$119.7
Buildings	968.5	850.0
Machinery and equipment	4,777.8	4,538.0
Property, plant and equipment, gross	5,864.8	5,507.7
Less: Accumulated depreciation	(3,340.5)	(2,995.4)
	$2,524.3	$2,512.3
Accrued expenses:
Accrued payroll and related benefits	$285.4	$166.8
Sales related reserves	229.9	233.3
Income taxes payable	23.6	25.5
Other (1)	208.7	144.4
	$747.6	$570.0
_______________________

(1)The current portion of operating and financing lease liabilities are included in this amount. See discussion below.

Depreciation expense for property, plant and equipment totaled $436.5 million, $444.1 million and $409.7 million for 2021, 2020 and 2019, respectively.

Included within sales related reserves are ship and credit reserves for distributors amounting to $163.8 million and $180.2 million as of December 31, 2021 and 2020, respectively.

Leases

Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The components of operating lease expense are as follows (in millions):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease	$39.7	$38.2	$35.0
Variable lease	3.8	4.2	4.0
Short-term lease	2.0	4.1	2.6
Total lease expense	$45.5	$46.5	$41.6

The operating and financing lease liabilities included in the Consolidated Balance Sheets are as follows (in millions):

	As of
	December 31, 2021	December 31, 2020
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$32.5	$32.2
Other long-term liabilities	142.4	115.7
Total	$174.9	$147.9
Operating ROU assets included in:
Other assets	$170.1	136.3
Financing lease liabilities included in:
Accrued expenses and other current liabilities	$12.7	$—
Other long-term liabilities	10.2	—
Total	$22.9	$—
Financing ROU assets included in:
Other assets	$22.3	—

As of December 31, 2021, the weighted-average remaining lease-terms and weighted-average discount rates were 8.5 years and 20.0 years and 4.3% and 6.0% for operating and financing leases, respectively.

As of December 31, 2021, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating and financing leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2021 is as follows (in millions):

	Operating Leases	Finance Leases
2022	$37.9	$13.6
2023	31.5	0.7
2024	28.7	0.7
2025	19.6	0.7
2026	12.4	0.8
Thereafter	85.0	15.2
Total lease payments	215.1	31.7
Less: Interest	(40.2)	(8.8)
Total lease liabilities	$174.9	$22.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	December 31, 2021	December 31, 2020
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at —% and 1.90%, respectively	$—	$700.0
Term Loan "B" Facility due 2026, interest payable monthly at 2.10% and 2.15%, respectively	1,598.2	1,614.5
0% Notes due 2027	805.0	—
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	155.1	575.0
Gross long-term debt, including current maturities	3,258.3	3,589.5
Less: Debt discount (3)	(149.0)	(69.7)
Less: Debt issuance costs (4)	(34.7)	(28.5)
Net long-term debt, including current maturities	3,074.6	3,491.3
Less: Current maturities	(160.7)	(531.6)
Net long-term debt	$2,913.9	$2,959.7
_______________________

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $7.5 million and $9.0 million for the Term Loan "B" Facility, $126.1 million and zero for the 0% Notes, $5.8 million and $6.5 million for the 3.875% Notes and $9.6 million and $54.2 million for the 1.625% Notes, in each case as of December 31, 2021 and December 31, 2020, respectively.
(4)Debt issuance costs of $17.7 million and $21.0 million for the Term Loan "B" Facility, $14.1 million and zero for the 0% Notes, $2.0 million and $2.3 million for the 3.875% Notes and $0.9 million and $5.2 million for the 1.625% Notes, in each case as of December 31, 2021 and December 31, 2020, respectively.

Maturities

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of December 31, 2021 are as follows (in millions):

Expected Maturities
2022	$171.5
2023	16.3
2024	16.3
2025	16.3
2026	1,532.9
Thereafter	1,505.0
Total	$3,258.3

0% Convertible Senior Notes due 2027

On May 19, 2021, the Company completed a private offering of $805.0 million aggregate principal amount of its 0% Notes, the proceeds of which were used to repurchase a portion of the 1.625% Notes in privately negotiated note repurchase or exchange transactions, repay a portion of the Revolving Credit Facility, pay the net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and general corporate purposes. The 0% Notes were offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and were issued under an indenture (the "0% Indenture") by and among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

trustee, which provides, among other things, that the 0% Notes will mature on May 1, 2027, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after February 1, 2027, until the close of business on the second scheduled trading day immediately preceding May 1, 2027, holders may convert their 0% Notes at any time. The 0% Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Company’s Amended Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0% Notes to be converted.

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

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0% Indenture. The maximum number of shares of common stock issuable in connection with the conversion is 21.7 million. In accordance with the accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option, representing the debt discount, from the respective host debt instrument and recorded $139.9 million to stockholders’ equity. The debt discount represented the borrowing rate for non-convertible debt as of the date of issuance with similar maturity. The Company also incurred issuance costs of $19.0 million, of which $15.7 million was capitalized as debt issuance costs and $3.3 million was allocated to the conversion option and recorded to stockholders’ equity. The debt discount and debt issuance costs are being amortized at an effective interest rate of 3.2% over the contractual term of six years under the existing accounting standard. The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2021 were $143.2 million, $140.2 million and $664.8 million, respectively. The interest cost relating to the amortization of debt discount and issuance costs recognized during the year ended December 31, 2021 was $15.3 million. The 0% Notes's if-converted value exceeded its principal amount by $227.2 million as of December 31, 2021, calculated using the stock price on that date.

In addition, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers of the 0% Notes or their affiliates ("Counterparties"). The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 0% Notes, and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion. The Company paid $160.3 million in cash for the convertible note hedges and recorded them as a reduction to stockholders’ equity. The Company applied ASC 815-40 - "Derivatives and Hedging - Contracts in Entity's Own Equity" and concluded that the convertible note hedges should be classified in stockholders’ equity with no subsequent remeasurement.

The Company also entered into warrant transactions with the Counterparties, whereby the Company sold warrants to acquire, subject to anti-dilution adjustments, the same number of shares of the Company’s common stock covered by the convertible note hedges at an initial strike price of $74.34 per share, which represents a 100% premium over the closing price of $37.17 per share on May 11, 2021. The maximum number of shares of common stock issuable in connection with the warrants is 30.4 million. The Company analyzed the transaction under ASC 815-40 - "Derivatives and Hedging - Contracts in Entity's Own Equity" and determined that the instrument met the criteria for classification as an equity transaction with no subsequent remeasurement. The Company received $93.8 million in cash for the sale of warrants, which was recorded as an increase to stockholders’ equity.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amendments to the Amended Credit Agreement

The Company entered into the Amended Credit Agreement in 2016 which provides for a $1.97 billion revolving credit facility (the "Revolving Credit Facility") and a $2.4 billion term loan "B" facility (the “Term Loan "B" Facility”). Between 2016 and 2021, the Company, the Guarantors (as defined in the Amended Credit Agreement), the several lenders party thereto and the Agent (as defined in the Amended Credit Agreement) entered into nine amendments to the Amended Credit Agreement. These amendments, among others, reduced the interest rates payable and increased the amounts that may be borrowed under the Term Loan "B" Facility and the Revolving Credit Facility and also amended certain financial covenants.

On May 10, 2021, in anticipation of the issuance of the 0% Notes, the Company entered into the Ninth Amendment ("Ninth Amendment") to the Amended Credit Agreement. The Ninth Amendment provided for, among other things, modifications to the Amended Credit Agreement to permit the issuance of the 0% Notes and the repurchase or exchange of the 1.625% Notes, remove the availability of borrowings in currencies other than U.S. dollars in light of the unavailability of LIBO Rate for such other currencies beginning December 31, 2021, provide for increased capacity to dispose of certain assets, make investments and incur certain types of indebtedness and liens, increase the threshold for real estate properties required to be mortgaged to secure the facility, increase the ability to incur incremental debt facilities and remove certain conditions applicable to the incurrence of incremental facilities. There was no impact to the consolidated financial statements due to the Ninth Amendment.

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
The Amended Credit Agreement includes a maximum total net leverage ratio as a financial maintenance covenant, which the Company was in compliance as of December 31, 2021. It also contains other customary affirmative and negative covenants and events of default.

Partial repurchase or exchange of the 1.625% Notes/Loss on debt refinancing and prepayment

On May 11, 2021, contemporaneously with the issuance of the 0% Notes, the Company entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $372.4 million in aggregate principal amount of the 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of the Company’s common stock. The repurchases and exchanges resulted in a loss on debt prepayment of $26.2 million based on the fair value of the debt component, while the remainder of the consideration amounting to $141.6 million attributable to the equity component was recorded to stockholders’ equity. Separately, the Company received 9.1 million shares into treasury by terminating a portion of the convertible note hedge transactions that were originally entered at the time of issuance of the 1.625% Notes in a notional amount corresponding to the principal amount of the 1.625% Notes repurchased or exchanged and recorded $339.0 million to additional paid-in capital and treasury stock, with no overall impact to equity. Additionally, the Company terminated a portion of the warrant transactions originally entered at the time of issuance of the 1.625% Notes and issued 6.8 million shares with respect to a number of shares of common stock equal to the notional shares underlying such 1.625% Notes repurchased or exchanged.

On December 14, 2021, the Company repurchased $47.4 million in principal of 1.625% Notes for total consideration of $47.4 million in cash and 1.6 million shares of the Company's common stock. This transaction resulted in a loss on debt prepayment of $2.8 million based on the fair value of the debt component, while the remainder of the consideration amounting to $0.8 million attributable to the equity component was recorded to stockholders’ equity. Separately, the Company received 1.6 million shares into treasury by terminating a portion of the convertible note hedge transactions that were originally entered at the time of issuance of the 1.625% Notes in a notional amount corresponding to the principal amount of the 1.625% Notes redeemed and recorded $102.2 million to additional paid-in capital and treasury stock, with no overall impact to equity. Additionally, the Company terminated a portion of the warrant transactions originally entered at the time of issuance of the 1.625% Notes and issued 1.3 million shares with respect to a number of shares of common stock equal to the notional shares underlying such 1.625% Notes redeemed.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The remaining outstanding principal amount of the 1.625% Notes, amounting to $144.6 million, net of unamortized discount and issuance costs continues to be classified as a current portion of long-term debt as of December 31, 2021. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2021 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending March 31, 2022, and only during such calendar quarter.

The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2021 were $31.2 million, $10.5 million and $144.6 million, respectively. The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2020 were $115.7 million, $59.4 million and $515.6 million, respectively. Total interest expense relating to the coupon rate and amortization of debt discount and issuance costs recognized during the years ended December 31, 2021, 2020 and 2019 were $19.6 million, $28.7 million and $29.4 million, respectively.

The conversion rate of the 1.625% Notes is 48.2567 shares of common stock per $1,000 principal amount of 1.625% Notes (subject to adjustment in certain events), which is equivalent to a conversion price of approximately $20.72 per share of common stock. The unamortized discount and issuance costs are amortized at an effective interest rate of 5.27% over the remaining contractual term of approximately two years under the existing accounting standard. The convertible note hedge transactions and warrants issued in connection with the issuance of the 1.625% Notes were originally classified in stockholders' equity with no subsequent remeasurement using the guidance in ASC 815-40 - "Derivatives and Hedging - Contracts in Entity's Own Equity". The 1.625% Notes's if-converted value exceeded its principal amount by $353.4 million as of December 31, 2021, calculated using the stock price on that date.

Revolving Credit Facility

During the year ended December 31, 2021, the Company repaid the outstanding balance of $700.0 million under the Revolving Credit Facility using a portion of the net proceeds from the issuance of the 0% Notes and cash generated from operations. As of December 31, 2021, the Company had approximately $1.97 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for letters of credit.

During the year ended December 31, 2020, the Company borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase the Company’s cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic. During the third quarter of 2020, due to better macroeconomic and business conditions, the Company used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200.0 million of outstanding borrowings under the Revolving Credit Facility. Additionally, on December 31, 2020, the Company repaid $65.0 million of outstanding borrowings under the Revolving Credit Facility.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of September 1, 2028. The net proceeds from the issuance of the 3.875% Notes were used entirely to repay borrowings under the Revolving Credit Facility.

Maturity and Settlement of 1.00% Notes due 2020

The 1.00% Notes matured on December 1, 2020 and the Company paid $690.0 million in cash to holders, representing the principal portion of the 1.00% Notes, using the available cash and cash equivalents. The excess over the principal amount was settled by issuing shares of the Company's common stock held in treasury. The transaction resulted in a net impact of $88.7 million to additional paid-in capital and treasury stock, measured based on the acquisition cost of the reissued shares with no overall impact to equity. According to the terms of the hedge transactions entered at the time of issuance of the 1.00% Notes, on December 1, 2020, the Company repurchased an equivalent amount of shares of its common stock at the prevailing fair market value, to effectively offset the issuance of shares, which resulted in an impact of $321.0 million to additional paid-in capital and treasury stock, with no overall impact to equity.

At the time of issuance of the 1.00% Notes, the Company sold 37.3 million warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $25.96 per share from the Company. During 2021, the warrant holders exercised these warrants and the Company settled them by issuing 13.4 million shares of common stock, on a net-share basis.

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2021	2020	2019
Net income attributable to ON Semiconductor Corporation	$1,009.6	$234.2	$211.7
Basic weighted-average shares of common stock outstanding	425.7	410.7	410.9
Add: Incremental shares for:
Dilutive effect of share-based awards	2.5	1.9	1.9
Dilutive effect of convertible notes and warrants	15.6	6.2	3.2
Diluted weighted average shares of common stock outstanding	443.8	418.8	416.0

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$2.37	$0.57	$0.52
Diluted	$2.27	$0.56	$0.51

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.3 million, 0.8 million and 0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The dilutive impact related to the Company’s 0% Notes, 1.625% Notes and 1.00% Notes for the period such notes were outstanding, has been determined in accordance with the net share settlement requirements. While the 0% Notes are repayable in cash up to the par value, in accordance with their terms, the Company has assumed the 1.625% Notes to be repayable in cash up to the par value in accordance with the existing accounting standards. The 1.00% Notes matured and were repaid and settled on December 1, 2020.

The excess over par value for the 0% Notes and 1.625% Notes, if applicable, has been assumed to be convertible into common stock. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively. The dilutive impact of the warrants issued concurrently with the issuance of the 0% Notes, 1.625% Notes and 1.00% Notes with exercise prices of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$74.34, $30.70 and $25.96, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. All of the warrants issued in connection with the 1.00% Notes were settled during 2021.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the "Share Repurchase Program"), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022. While there were no repurchases under the Share Repurchase Program during the year ended December 31, 2021, the repurchases amounted to $65.3 million and $138.9 million during the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2021, the remaining authorized amount under the Share Repurchase Program was $1,295.8 million.

Activity under the Share Repurchase Program is as follows (in millions, except per share data):

	Year ended December 31,
	2021	2020	2019
Number of repurchased shares (1)	—	3.6	7.8
Aggregate purchase price	$—	$65.3	$138.9
Fees, commissions and other expenses	—	0.1	0.1
Total cash used for share repurchases	$—	$65.4	$139.0

Weighted-average purchase price per share (2)	$—	$18.08	$17.89
Available under the Share Repurchase Program	$1,295.8	$1,295.8	$1,361.1
_______________________

(1)None of these shares had been reissued or retired as of December 31, 2021 but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses

Reissuance of shares held in treasury stock

In connection with the maturity of the 1.00% Notes on December 1, 2020, the Company reissued shares of common stock held in treasury to settle the excess over the principal amount. This was the first time the Company reissued shares held in treasury stock and accounted for such reissuance on a first-in, first-out basis. Pursuant to the hedge transactions entered concurrently with the issuance of the 1.00% Notes, the Company acquired an equivalent number of shares of its common stock at the prevailing fair market value, to effectively offset the reissuance from treasury stock. This repurchase did not reduce the authorized amount remaining under the Share Repurchase Program.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted during the years ended December 31, 2021, 2020 and 2019 were $38.9 million, $20.0 million and $33.5 million, respectively, for which the Company withheld approximately 0.9 million, 1.1 million and 1.6 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of December 31, 2021 but may be reissued or retired later. These deemed repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. At December 31, 2021, the Leshan non-controlling interest balance was $19.0 million. This balance included the Leshan non-controlling interest's $1.6 million share of the earnings for the year ended December 31, 2021 offset by $2.2 million of dividend declared to the non-controlling shareholder. At December 31, 2020, the Leshan non-controlling interest balance was $19.6 million. This balance included the Leshan non-controlling interest's $2.2 million share of the earnings for the year ended December 31, 2020 offset by $5.0 million of dividends paid to the non-controlling shareholder.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ON Semiconductor Aizu Co. Ltd. ("OSA") operates a front-end wafer fabrication facility in Aizuwakamatsu, Japan. During 2020, the Company acquired the remaining equity interest in OSA from Fujitsu Semiconductor Limited ("FSL"), whereby OSA became a wholly-owned subsidiary of the Company. The purchase price payable to FSL for the remaining 40% equity, offset by the purchase price adjustment, resulted in the Company receiving $26.0 million in settlement of the purchase price from FSL during the year ended December 31, 2020. The results of OSA have been consolidated in the Company’s financial statements.

Stockholders' Rights Plan

On June 7, 2020, the Company's Board of Directors authorized and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock to the stockholders of record on June 18, 2020. The Rights, which continued to have a de minimis value from the time they were issued, expired on June 7, 2021.

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$15.6	$11.5	$10.6
Research and development	24.2	18.2	17.0
Selling and marketing	16.6	12.9	14.8
General and administrative	44.9	25.1	37.0
Share-based compensation expense	101.3	67.7	79.4
Income tax benefit	(21.3)	(14.2)	(16.7)
Share-based compensation expense, net of taxes	$80.0	$53.5	$62.7

At December 31, 2021, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $92.6 million, which is expected to be recognized over a weighted-average period of 1.2 years. There was an insignificant amount of stock options exercised during the year ended December 31, 2021. Upon option exercise, vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of RSU and stock grant award is determined on the grant date. There were no employee stock options granted during the years ended December 31, 2021, 2020 and 2019. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 6% for the year ended December 31, 2021 and 5% for the years ended December 31, 2020 and 2019.

Plan Descriptions

On March 23, 2010, the Company adopted the Amended and Restated SIP which has been subsequently amended over the years primarily to increase the number of shares of common stock subject to all awards. Generally, RSUs granted under the Amended and Restated SIP vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. Generally, upon the termination of an RSU holder's employment, all unvested RSUs will immediately cancel, except under circumstances where the service condition has been fulfilled.

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million to 109.5 million. As of December 31, 2021, there was an aggregate of 42.2 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted Stock Units

A summary of activity of RSUs during the year ended December 31, 2021 is as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2020	11.3	$20.73
Granted	2.6	42.45
Released	(3.0)	21.51
Forfeited	(4.7)	22.03
Nonvested shares of RSUs at December 31, 2021	6.2	28.60

During 2021, the Company awarded 1.1 million RSUs to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions are recognized based on the grant date fair value irrespective of the achievement of the condition.

As of December 31, 2021, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $65.7 million, $7.5 million and $19.4 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to performance-based, service-based, and market-based RSUs was $92.9 million for the year ended December 31, 2021, which included $46.9 million for RSUs with time-based service conditions that were granted in 2021 and prior that are expected to vest.

Stock Grant Awards

During the year ended December 31, 2021, the Company granted 0.1 million shares of stock under stock grant awards to certain directors of the Company with immediate vesting at a weighted-average grant date fair value of $37.91 per share. Total compensation expense related to stock grant awards for the year ended December 31, 2021 was $2.0 million.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. During the years ended December 31, 2021, 2020 and 2019 employees purchased approximately 0.7 million, 1.8 million and 1.7 million shares, respectively, under the ESPP. On May 20, 2021, the stockholders approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million to 34.5 million. As of December 31, 2021, there were approximately 8.2 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2021 was $6.4 million.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

defined benefit plans in accordance with local requirements and regulations. The funding is primarily driven by the current assessment of the economic environment and projected benefit payments of foreign subsidiaries. The measurement date for determining the defined benefit obligations for all plans is December 31 of each year.

The Company recognizes actuarial gains and losses during the period the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. For the year ended December 31, 2021, the Company recognized an actuarial gain of $21.4 million, while actuarial losses of $4.0 million and $15.6 million were recognized for the years ended December 31, 2020 and 2019, respectively. Of the actuarial gain for 2021, $18.4 million was primarily due to an increase in the discount rates while better than expected return on plan assets due to other changes in actuarial assumptions and plan experience amounted to $3.0 million.

Following is a summary of the status of the Company's foreign defined benefit pension plans and the net periodic pension cost ($ in millions):

	Year Ended December 31,
	2021	2020	2019
Service cost	$11.7	$10.9	$9.4
Interest cost	4.5	4.7	5.0
Expected return on plan assets	(6.5)	(6.3)	(6.0)
Curtailment gain	(0.4)	(1.6)	—
Actuarial (gains) losses	(21.4)	4.0	15.6
Total net periodic pension (gain) cost	$(12.1)	$11.7	$24.0
Weighted average assumptions
Discount rate used for net periodic pension costs	1.31%	1.43%	1.74%
Discount rate used for pension benefit obligations	1.54%	1.31%	1.43%
Expected return on plan assets	3.04%	3.06%	3.23%
Rate of compensation increase	3.45%	3.26%	3.07%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2021	2020
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$351.2	$322.9
Service cost	11.7	10.9
Interest cost	4.5	4.7
Net actuarial (gain) loss	(18.4)	8.1
Benefits paid by plan assets	(15.9)	(8.9)
Benefits paid by the Company	(12.2)	(7.4)
Participant contributions	0.1	—
Curtailments and settlements	(0.4)	(1.6)
Translation and other (gain) loss	(27.0)	22.5
Projected benefit obligation at the end of the year	$293.6	$351.2
Accumulated benefit obligation at the end of the year	$244.5	$288.3
Change in plan assets
Fair value of plan assets at the beginning of the year	$209.3	$190.2
Actual return on plan assets	9.5	10.4
Benefits paid from plan assets	(15.9)	(8.9)
Employer contributions	3.9	4.3
Translation and other gain (loss)	(17.1)	13.3
Fair value of plan assets at the end of the year	$189.7	$209.3

	As of December 31,
	2021	2020
Plans with underfunded or non-funded projected benefit obligation
Projected benefit obligation	$205.2	$248.7
Fair value of plan assets	86.6	97.7
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$131.6	$189.4
Fair value of plan assets	58.9	97.7
Amounts recognized in the balance sheet consist of
Non-current assets	$14.7	$9.0
Current liabilities	(0.2)	(0.3)
Non-current liabilities	(118.4)	(150.6)
Funded status	$(103.9)	$(141.9)

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December 31, 2021
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$3.6	$3.6	$—	$—
Foreign Government/Treasury Securities (1)	9%	17.2	17.2	—	—
Corporate Bonds, Debentures (2)	17%	32.5	—	32.5	—
Equity Securities (3)	27%	52.3	—	52.3	—
Mutual Funds	6%	10.9	—	10.9	—
Investment and Insurance Contracts (4)	39%	73.2	—	22.6	50.6
	100%	$189.7	$20.8	$118.3	$50.6

	As of December 31, 2020
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$4.1	$4.1	$—	$—
Foreign Government/Treasury Securities (1)	10%	21.4	21.4	—	—
Corporate Bonds, Debentures (2)	18%	36.9	—	36.9	—
Equity Securities (3)	23%	48.5	—	48.5	—
Mutual Funds	5%	9.5	—	9.5	—
Investment and Insurance Contracts (4)	42%	88.9	—	31.4	57.5
	100%	$209.3	$25.5	$126.3	$57.5
_______________________

(1)Includes investments primarily in guaranteed return securities.
(2)    Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds.
(3)    Includes investments in equity securities of developed countries and emerging markets.
(4)    Includes certain investments with insurance companies that guarantee a minimum rate of return on the investment.

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2021 and 2020, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) were as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2019	$52.0
Actual return on plan assets	0.8
Purchase, sales and settlements, net	(0.3)
Foreign currency impact	5.0
Balance at December 31, 2020	$57.5
Actual return on plan assets	(0.8)
Purchase, sales and settlements, net	(2.1)
Foreign currency impact	(4.0)
Balance at December 31, 2021	$50.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company expects to contribute an insignificant amount during 2022 to its foreign defined benefit plans. The expected benefit payments from the Company's defined benefit plans from 2022 through 2026 and the five years thereafter are as follows (in millions):

2022	$8.9
2023	10.1
2024	12.1
2025	14.5
2026	15.3
Five years thereafter	101.7
Total	$162.6

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit as mandated by the Internal Revenue Service. The Company recognized $16.7 million, $19.4 million and $18.1 million of expense relating to matching contributions in 2021, 2020 and 2019, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $27.2 million, $21.8 million and $20.6 million relating to these plans for the years ended 2021, 2020 and 2019, respectively.

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2021 (in millions):

Year Ending December 31,
2022 (1)	$1,292.6
2023	326.8
2024	256.5
2025	4.9
2026	2.8
Thereafter	8.1
Total	$1,891.7

(1) The Company had incurred additional commitments related to the pending acquisition of a manufacturing facility (See Note 5: ''Acquisitions and Divestitures''), of which $170.0 million was deposited with the seller during the prior years. The remaining commitment of $230.0 million will be owed on or around December 31, 2022.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Though the Company has encountered and dealt with a number of environmental issues over time relating to the various locations that comprise its operations, any costs to the Company in connection with such matters have not been, and, based on the information available, are not expected to be material.

The following presents a summary of such environmental contingencies:

•Aizu, Japan. The Company’s former front-end manufacturing location in Aizu, Japan is located on property where soil and ground water contamination was detected. The Company believes that the contamination originally occurred during a time when the facility was operated by a prior owner. The Company worked with local authorities to implement a remediation plan and has completed remaining remediation. The majority of the cost of remediation was covered by insurance. During 2018, semi-annual groundwater monitoring indicated that the treatment was effective, and accordingly, we ceased such monitoring and have determined that this remediation project is complete.

•Czech Republic. The Company’s manufacturing facility in the Czech Republic has undergone remediation to respond to releases of hazardous substances that occurred during the years that this facility was operated by government-owned entities. The remediation projects consisted primarily of monitoring groundwater wells located on-site and off-site with additional action plans developed to respond in the event certain contamination levels are exceeded. The government of the Czech Republic has agreed to indemnify the Company and its respective subsidiaries, subject to specified limitations, for remediation costs associated with this historical contamination. The Company has completed remediation on this project, and accordingly, has ceased all related monitoring efforts.

•East Greenwich, Rhode Island. The Company’s design center in East Greenwich, Rhode Island is located on property that has localized soil contamination. In connection with the purchase of the facility, the Company entered into a Settlement Agreement and Covenant Not to Sue with the State of Rhode Island. This agreement requires that remedial actions be undertaken and a quarterly groundwater monitoring program be initiated by the former owners of the property.

•Santa Clara, California. As a result of the acquisition of AMIS in 2008, the Company is a "primary responsible party" to an environmental remediation and clean-up plan at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and clean-up activities at this location.

•South Portland, Maine. Through its acquisition of Fairchild, the Company acquired a facility in South Portland, Maine. This facility has ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by Texas Instruments Incorporated. Although the Company may incur certain liabilities with respect to these remediation projects, pursuant to a 1997 asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects.

•Bucheon, South Korea. Under a 1999 asset purchase agreement pursuant to which Fairchild purchased the power device business of Samsung, Samsung agreed to indemnify Fairchild in an amount up to $150.0 million for remediation costs and other liabilities related to historical contamination at Samsung’s Bucheon, South Korea operations.

•Mountain Top, Pennsylvania. Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. (subsequently acquired by Renesas Electronics Corporation) agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility.

•Hartford, Illinois. The Company was notified by the EPA that it has been identified as a PRP under CERCLA in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Hartford, Illinois at what is now a Superfund site, has performed reclamation services for the Company in the past. The EPA is pursuing Chemetco customers for contribution to the site clean-up activities. The Company has joined a PRP group, which is cooperating with the EPA in the evaluation and funding of the clean-up activities.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2021, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2021, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.1 million as of December 31, 2021.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2021. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

Indemnification Contingencies

The Company is a party to a variety of agreements entered into in the ordinary course of business, including acquisition agreements, pursuant to which it may be obligated to indemnify the other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by the Company require it to indemnify the other party against losses due to IP infringement, property damage (including environmental contamination), personal injury, failure to comply with applicable laws, the Company’s negligence or willful misconduct or breach of representations and warranties and covenants related to such matters as title to sold assets. In the case of certain acquisition agreements, these agreements may require us to maintain such indemnification provisions for the acquiree’s directors, officers and other employees and agents, in certain cases for a number of years following the acquisition.

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

The Company and its subsidiaries provide for indemnification of directors, officers and other persons in accordance with limited liability company operating agreements, certificates of incorporation, by-laws, articles of association or similar organizational documents, as the case may be. Section 145 of the Delaware General Corporation Law ("DGCL") authorizes a court to award, or a corporation’s board of directors to grant, indemnity to directors and officers under certain circumstances and subject to certain limitations. The terms of Section 145 of the DGCL are sufficiently broad to permit indemnification under certain circumstances for liabilities, including reimbursement of expenses incurred, arising under the Exchange Act. As permitted by the DGCL, the Company’s Amended and Restated Certificate of Incorporation (as amended, the "Certificate of Incorporation") contains provisions relating to the limitation of liability and indemnification of directors and officers. The Certificate of Incorporation eliminates the personal liability of each of the Company’s directors to the fullest extent permitted by Section 102(b)(7) of the DGCL, as it may be amended or supplemented, and provides that the Company will indemnify its directors and officers to the fullest extent permitted by Section 145 of the DGCL, as amended from time to time.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Patent Litigation with Power Integrations, Inc. ("PI")

During 2019, the Company and PI entered into a Settlement Agreement (the "Settlement Agreement") pursuant to which the parties agreed to withdraw all outstanding legal and administrative disputes on the terms set forth in a binding term sheet previously entered into by and among the Company and PI on October 4, 2019.

Pursuant to the Settlement Agreement, the Company paid PI $175.0 million in cash during 2019, and the parties have dismissed all previously pending litigation and administrative proceedings. In addition, each party agreed to release the other party from any claims to damages or monetary relief for alleged acts of patent infringement across the various patent infringement litigation and not to file any additional action for legal or equitable relief until June 30, 2023. Neither party granted any licenses to the other.

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

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

During the year ended December 31, 2021, the Company began investing portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of
December 31, 2021					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$19.5	$—	$—	$19.5	$19.5	$—
Money market funds	0.7	—	—	0.7	0.7	—
Corporate bonds	1.6	—	—	1.6	—	1.6
Commercial paper	2.0	—	—	2.0	—	2.0

Other current assets:
Corporate bonds	$16.0	$—	$—	$16.0	$—	$16.0
Certificate of deposit	1.9	—	—	1.9	—	1.9
Commercial paper	5.0	—	—	5.0	3.0	2.0
US Treasury bonds	0.4	—	—	0.4	—	0.4

Other assets:
Corporate bonds	$19.7	$—	$—	$19.7	$—	$19.7
US Treasury bonds	1.6	—	—	1.6	—	1.6

The investments included in other assets have maturity dates ranging between one and five years.

As of
December 31, 2020					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$8.5	$—	$—	$8.5	$8.5	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings are as follows (in millions):

	As of December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
Convertible notes	$809.4	$1,696.7	$515.6	$967.1
Long-term debt	2,265.2	2,245.5	2,975.7	2,966.8
_______________________

(1)Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

The fair value of the 0% Notes (as of December 31, 2021), 3.875% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2021 and December 31, 2020.
Fair Values Measured on a Non-Recurring Basis

The Company's non-financial assets, such as property, plant and equipment, goodwill and intangible assets are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management's judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

As of December 31, 2021 and 2020, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis. The following table shows the adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

	Year Ended December 31,
	2021	2020	2019
Nonrecurring fair value measurements
Asset impairments (Level 3)	$7.9	$17.5	$3.4
IPRD impairments (Level 3)	2.9	1.3	1.6
	$10.8	$18.8	$5.0

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

As of December 31, 2021 and 2020, the Company had outstanding foreign exchange contracts with notional amounts of $288.3 million and $263.4 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2021		2020
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	67.1	67.1	57.2	57.2
Euro	65.9	65.9	47.7	47.7
Korean Won	44.1	44.1	34.4	34.4
Japanese Yen	33.2	33.2	71.2	71.2
Chinese Yuan	15.1	15.1	17.7	17.7
Singapore Dollar	15.7	15.7	5.7	5.7
Czech Koruna	15.0	15.0	—	—
Other currencies - Buy	27.9	27.9	18.4	18.4
Other currencies - Sell	(4.3)	4.3	(11.1)	11.1
	$279.7	288.3	$241.2	$263.4

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2021, 2020 and 2019, realized and unrealized foreign currency transactions totaled a loss of $0.8 million, $6.2 million and $5.0 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the balance sheet at their fair value and classified based on each instrument’s maturity date.

Foreign currency risk

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. During 2021, the Company entered into an insignificant forward contract that is designated as foreign currency cash flow hedge of forecasted payment denominated in a currency other than U.S. dollars. The Company did not have any outstanding derivatives for its foreign currency exposure designated as cash flow hedges as of December 31, 2020.

See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2021.

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. As of December 31, 2021, the Company had interest rate swap agreements for notional amounts of $750.0 million, $500.0 million and $500.0 million for fiscal years 2022, 2023 and 2024, respectively. The Company did not identify any ineffectiveness with respect to the notional amounts of interest rate swap agreements outstanding as of December 31, 2021 and 2020.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes and 1.625% Notes.

Other

At December 31, 2021, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of December 31, 2021, the counterparties to the Company's hedge contracts are held at financial institutions

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 16: Income Taxes

The Company's geographic sources of income (loss) before income taxes and non-controlling interest are as follows (in millions):

	Year ended December 31,
	2021	2020	2019
United States	$873.2	$(181.2)	$(308.2)
Foreign	284.6	357.8	584.8
Income before income taxes	$1,157.8	$176.6	$276.6

The Company's provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$8.0	$0.6	$1.2
State and local	4.8	0.1	—
Foreign	43.3	54.0	48.5
	56.1	54.7	49.7
Deferred:
Federal	89.2	(69.2)	(5.0)
State and local	7.8	(66.4)	—
Foreign	(6.5)	21.1	18.0
	90.5	(114.5)	13.0
Total provision (benefit)	$146.6	$(59.8)	$62.7

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	1.4	(1.4)	(2.6)
Impact of foreign operations	(2.0)	7.6	3.8
Foreign derived intangible income benefit	(7.8)	—	—
Impact of the Domestication (1)	—	(35.7)	—
Change in valuation allowance and related effects (2)	(0.4)	(24.4)	1.8
Non-deductible share-based compensation costs	(0.1)	1.7	(0.5)
U.S. federal R&D credit	(0.4)	(3.6)	(3.7)
Non-deductible officer compensation	0.4	1.1	1.5
Other (3)	0.6	(0.1)	1.4
Total	12.7%	(33.8)%	22.7%
_______________________

(1)On July 6, 2020, the Company completed a simplification of its corporate structure by repatriating the economic rights of its non-U.S. IP to the United States via domestication of certain foreign subsidiaries (the "Domestication"). The Domestication more closely aligns the Company's corporate structure with its operating structure in accordance with the OECD’s BEPS conclusions and changes to U.S. and European tax laws. The impact of the Domestication, which is regarded as a change in tax status, resulted in a benefit primarily from recognizing certain deferred tax assets, net of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

deferred tax liabilities, of $63.0 million, or 35.7%.
(2)For the year ended December 31, 2021, this included a benefit of $26.3 million, or 2.2% related to a decrease in the valuation allowance for the expiration of Japan net operating losses ("NOLs"), partially netted with an offsetting expense of $22.6 million, or 1.9% related to the expiration of those same Japan NOLs. For the year ended December 31, 2020, this included a benefit of $49.4 million, or 28.0%, for the release of a partial state valuation allowance due to an increase to forecasted domestic income as a result of the Domestication of certain foreign subsidiaries and an expense of $61.8 million, or 35.0%, primarily related to the expiration of Japan NOLs, netted with the offsetting benefit of $61.8 million, or 35.0%, primarily for the decrease in the related valuation allowance for those same Japan NOLs. For the year ended December 31, 2019, this included an expense of $11.2 million, or 4.0%, primarily related to the write-off of Hong Kong NOL and expiration of Japan NOL, netted with the offsetting benefit of $11.2 million, or 4.0%, primarily for the decrease in related valuation allowance for those same Hong Kong and Japan NOLs.
(3)For the year ended December 31, 2021, this included an expense of $8.5 million, or 0.7%, related to an election to waive Base Erosion Anti-Abuse Tax ("BEAT") deductions for all U.S. federal tax purposes for the 2021 tax year.

The Company’s effective tax rate for 2021 was 12.7%, which differs from the U.S. federal income tax rate of 21%, primarily due to the benefit received from Section 250 deduction related to FDII.

The Company’s effective tax rate for 2020 was a benefit of (33.8)%, which differs from the U.S. federal income tax rate of 21%, primarily due to the Domestication of certain foreign subsidiaries and a partial release of state valuation allowance, partially offset by foreign taxes for which the Company will not receive a U.S. tax credit as well as period costs related to the Company's global intangible low-taxed income ("GILTI") inclusion.

The Company’s effective tax rate for 2019 was 22.7%, which differs from the U.S. federal income tax rate of 21%, primarily due to foreign taxes for which the Company will not receive a U.S. tax credit as well as period costs related to the Company's GILTI inclusion.

The FASB allows taxpayers to make an accounting policy election of either treating taxes due on GILTI inclusions as a current-period expense when incurred or recognizing deferred taxes for temporary basis differences that are expected to reverse as GILTI in future years. The company has made a policy choice to include taxes due on future GILTI inclusion as a current-period expense when incurred.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) are as follows (in millions):

	As of December 31,
	2021	2020
NOL and tax credit carryforwards	$354.4	$471.6
163 (j) interest expense carryforward	17.4	65.7
Lease liabilities	50.2	32.5
ROU asset	(49.2)	(32.5)
Tax-deductible goodwill and amortizable intangibles	(57.5)	(38.0)
Capitalization of research and development expenses	185.8	90.7
Reserves and accruals	109.2	68.4
Property, plant and equipment	(110.6)	(95.8)
Inventories	67.9	84.3
Undistributed earnings of foreign subsidiaries	(58.7)	(57.5)
Share-based compensation	7.9	7.7
Pension	15.3	21.2
Other	18.4	3.2
Deferred tax assets and liabilities before valuation allowance	550.5	621.5
Valuation allowance	(227.4)	(249.9)
Net deferred tax asset	$323.1	$371.6

As of December 31, 2021 and 2020, the Company had approximately $77.5 million and $99.0 million, respectively, of U.S. federal NOL carryforwards, before the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization, partially offset by NOLs acquired in the GTAT acquisition. A portion of these NOL carryforwards expire at various dates through 2037, if unutilized. NOLs generated after December 31, 2017 are carried forward indefinitely. As of December 31, 2021 and 2020, the Company had approximately $43.6 million and $153.4 million, respectively, of U.S. federal credit carryforwards, before the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization. The credits will expire at various dates through 2041, if unutilized. These NOL carryforwards, and a portion of the credits, relate to acquisitions and, consequently, are limited in the amount that can be utilized in any one year as a result of the ownership change.

As of December 31, 2021 and 2020, the Company had approximately $491.1 million and $741.3 million, respectively, of U.S. state NOL carryforwards, before consideration of valuation allowance or the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization, partially offset by NOLs acquired in the GTAT acquisition. The U.S. state NOL carryforwards will expire at various dates through 2040, if unutilized. As of December 31, 2021 and 2020, the Company had $138.4 million and $141.1 million, respectively, of U.S. state credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. The U.S. state credits will expire at various dates through 2035, if unutilized.

As of December 31, 2021 and 2020, the Company had approximately $551.8 million and $581.6 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The decrease is primarily due to the expiration of Japan NOLs. As of December 31, 2021 and 2020, the Company had $69.2 million and $69.4 million, respectively, of foreign credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. A significant portion of the foreign NOLs and credit carryforwards will expire at various dates through 2025, if unutilized.

The Company continues to maintain a valuation allowance of $93.4 million on a portion of its Japan NOLs, which expire at various dates through 2024. In addition to the valuation allowance on the Japan NOLs, the Company maintains a full valuation allowance on NOLs in Hong Kong of $25.5 million. The Company also maintains a partial valuation allowance of $69.7 million on its U.S. state deferred tax assets, primarily NOLs and credits. The remaining valuation allowance relates to NOLs and tax credits in certain other foreign jurisdictions that primarily expire in 2025.

At December 31, 2021, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The activity for unrecognized gross tax benefits is as follows (in millions):

	2021	2020	2019
Balance at beginning of year	$151.0	$130.0	$112.2
Acquired balances	9.3	—	15.5
Additions for tax benefits related to the current year	3.1	11.9	9.4
Additions for tax benefits of prior years	—	12.3	8.0
Reductions for tax benefits of prior years	(19.7)	(1.4)	(0.2)
Lapse of statute	(2.7)	(1.3)	(8.2)
Settlements	(3.8)	(0.5)	(6.7)
Balance at end of year	$137.2	$151.0	$130.0

Included in the December 31, 2021 balance of $137.2 million is $92.5 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2021 is $44.7 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $64.2 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $3.3 million of net tax benefit and $0.2 million of tax expense for interest and penalties during the year ended December 31, 2021 and 2020, respectively. The Company did not recognize any additional tax benefit or expense for interest and penalties during the year ended December 31, 2019. The Company had approximately $1.3 million, $5.3 million, and $5.1 million of accrued interest and penalties at December 31, 2021, 2020, and 2019, respectively.

The Company is currently under IRS examination for the 2017 tax year. Tax years prior to 2017 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2017. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2011. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2019	$(42.4)	$(11.9)	$(54.3)
Other comprehensive income prior to reclassifications	1.8	14.9	16.7
Amounts reclassified from accumulated other comprehensive loss	—	(20.0)	(20.0)
Net current period other comprehensive income (loss) (1)	1.8	(5.1)	(3.3)
Balance December 31, 2020	(40.6)	(17.0)	(57.6)
Other comprehensive income (loss) prior to reclassifications	(3.8)	39.9	36.1
Amounts reclassified from accumulated other comprehensive loss	—	(19.1)	(19.1)
Net current period other comprehensive income (loss) (1)	(3.8)	20.8	17.0
Balance December 31, 2021	$(44.4)	$3.8	$(40.6)
_______________________

(1)Effects of cash flow hedges are net of tax expense of $6.1 million and tax benefit of $1.7 million for the years ended December 31, 2021 and 2020, respectively.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,		To caption
	2021	2020
Interest rate swaps	$19.1	$20.0	Interest expense
Total reclassifications	$19.1	$20.0

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$150.7	$162.5	$155.3
Divestiture/Sale of property in exchange for note receivable	7.5	7.2	—
Operating ROU assets obtained in exchange of lease liabilities	69.3	58.2	17.5
Finance ROU assets obtained in exchange of lease liabilities	22.3	—	—
Non-cash financing activities:
Liability incurred for purchase of business	$—	$—	$12.7

Cash paid for:
Interest expense	$96.9	$109.1	$97.2
Income taxes	88.2	52.5	62.9
Operating lease payments in operating cash flows	42.1	36.9	37.6

See Note 10: ''Earnings Per Share and Equity'' for shares of common stock issued and acquired for settlement and repurchase of the 1.00% Notes and 1.625% Notes, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2021	2020	2019
Consolidated Balance Sheets:
Cash and cash equivalents	$1,352.6	$1,080.7	$894.2
Restricted cash (included in other current assets)	20.1	0.8	—
Restricted cash (included in other non-current assets)	5.0	—	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,377.7	$1,081.5	$894.2

As of December 31, 2021, $17.0 million of the restricted cash balance was held in escrow relating to the acquisition of GTAT and will be released upon satisfaction of certain outstanding items contained in the Agreement and Plan of Merger relating to such acquisition.

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses		Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2019	$347.5	$5.0		$16.6	(3)	$(11.2)	(4)	$357.9
Year ended December 31, 2020	357.9	(43.1)	(5)	11.0	(1)	(75.9)	(2)	249.9
Year ended December 31, 2021	249.9	3.3		8.7	(6)	(34.5)	(2)	227.4
_______________________

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan net operating losses. See Note 16: ''Income Taxes''
(3)Primarily represents the effects of cumulative translation adjustments and includes $14.0 million of additional allowance for deferred tax assets arising from the Quantenna acquisition.
(4)Primarily relates to the write-off of Hong Kong net operating losses upon the liquidation of Sanyo Semiconductor (H.K.) Co., Ltd. as well as the expiration of Japan net operating losses.
(5)Primarily relates to the release of state valuation as a result of the Domestication of certain foreign subsidiaries. See Note 16: "Income Taxes."
(6)Primarily relates to additional valuation allowance of $22.0 million arising from the GTAT acquisition partially offset by cumulative translation adjustments.