Form 10-Q
period 2022-04-01
ON SEMICONDUCTOR CORP
filed 2022-05-02
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on April 27, 2022:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	434,505,663

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AEC	Automotive Electronics Council
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GTAT	GT Advanced Technologies Inc.
IP	Intellectual property
IRS	United States Internal Revenue Service
OEM	Original Equipment Manufacturer
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 1, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,645.1	$1,352.6
Receivables, net	910.7	809.4
Inventories	1,496.0	1,379.5
Other current assets	315.6	240.1
Total current assets	4,367.4	3,781.6
Property, plant and equipment, net	2,559.4	2,524.3
Goodwill	1,936.7	1,937.5
Intangible assets, net	474.5	495.7
Deferred tax assets	349.3	366.3
Other assets	525.1	520.6
Total assets	$10,212.4	$9,626.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$725.3	$635.1
Accrued expenses and other current liabilities	670.4	747.6
Current portion of long-term debt	170.4	160.7
Total current liabilities	1,566.1	1,543.4
Long-term debt	3,035.4	2,913.9
Deferred tax liabilities	40.9	43.2
Other long-term liabilities	552.0	521.1
Total liabilities	5,194.4	5,021.6
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 606,021,655 and 603,044,079 issued, 434,494,753 and 432,472,818 outstanding, respectively)	6.1	6.0
Additional paid-in capital	4,533.3	4,633.3
Accumulated other comprehensive loss	(26.4)	(40.6)
Accumulated earnings	2,992.4	2,435.1
Less: Treasury stock, at cost: 171,526,902 and 170,571,261 shares, respectively	(2,507.2)	(2,448.4)
Total ON Semiconductor Corporation stockholders’ equity	4,998.2	4,585.4
Non-controlling interest	19.8	19.0
Total stockholders' equity	5,018.0	4,604.4
Total liabilities and stockholders' equity	$10,212.4	$9,626.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	April 1, 2022	April 2, 2021
Revenue	$1,945.0	$1,481.7
Cost of revenue (exclusive of amortization shown below)	983.7	960.5
Gross profit	961.3	521.2
Operating expenses:
Research and development	156.8	173.6
Selling and marketing	71.1	78.9
General and administrative	77.9	72.4
Amortization of acquisition-related intangible assets	21.3	25.0
Restructuring, asset impairments and other charges, net	(13.0)	42.5
Intangible asset impairment	—	2.9
Total operating expenses	314.1	395.3
Operating income	647.2	125.9
Other income (expense), net:
Interest expense	(21.6)	(33.4)
Interest income	0.4	0.4
Other income (expense)	2.1	4.5
Other income (expense), net	(19.1)	(28.5)
Income before income taxes	628.1	97.4
Income tax provision	(97.1)	(7.1)
Net income	531.0	90.3
Less: Net income attributable to non-controlling interest	(0.8)	(0.4)
Net income attributable to ON Semiconductor Corporation	$530.2	$89.9

Net income for diluted earnings per share of common stock (Note 8)	530.7	89.9
Net income per share of common stock:
Basic	$1.22	$0.22
Diluted	$1.18	$0.20
Weighted-average shares of common stock outstanding:
Basic	433.3	413.4
Diluted	448.9	445.4

Comprehensive income, net of tax:
Net income	$531.0	$90.3
Foreign currency translation adjustments	(2.4)	(2.3)
Effects of cash flow hedges and other adjustments	16.6	4.0
Other comprehensive income, net of tax	14.2	1.7
Comprehensive income	545.2	92.0
Comprehensive income attributable to non-controlling interest	(0.8)	(0.4)
Comprehensive income attributable to ON Semiconductor Corporation	$544.4	$91.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	126,388	—	6.7	—	—	—	—	—	6.7
RSUs and stock grant awards issued	2,851,188	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(955,641)	(58.8)	—	(58.8)
Share-based compensation	—	—	22.5	—	—	—	—	—	22.5
Comprehensive income	—	—	—	14.2	530.2	—	—	0.8	545.2
Balance at April 1, 2022	606,021,655	$6.1	$4,533.3	$(26.4)	$2,992.4	(171,526,902)	$(2,507.2)	$19.8	$5,018.0

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Shares issued pursuant to the ESPP	204,415	—	5.7	—	—	—	—	—	5.7
RSUs and stock grant awards issued	2,269,328	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants for 1.00% Notes	6,313,262	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(733,223)	(28.5)	—	(28.5)
Share-based compensation	—	—	22.3	—	—	—	—	—	22.3
Comprehensive income	—	—	—	1.7	89.9	—	—	0.4	92.0
Balance at April 2, 2021	579,553,444	$5.8	$4,161.0	$(55.9)	$1,515.4	(159,657,033)	$(1,996.7)	$20.0	$3,649.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	April 1, 2022	April 2, 2021
Cash flows from operating activities:
Net income	$531.0	$90.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140.6	153.4
(Gain) loss on sale or disposal of fixed assets	(16.6)	0.3
Amortization of debt discount and issuance costs	3.2	2.4
Share-based compensation	22.5	22.3
Non-cash interest on convertible notes	—	4.6
Non-cash asset impairment charges	6.7	6.1
Change in deferred tax balances	38.3	(23.2)
Other	0.5	(2.0)
Changes in assets and liabilities (exclusive of divestiture):
Receivables	(107.2)	(9.9)
Inventories	(116.7)	(42.0)
Other assets	(0.8)	9.9
Accounts payable	35.7	8.9
Accrued expenses and other current liabilities	(83.2)	12.8
Other long-term liabilities	24.6	(15.4)
Net cash provided by operating activities	$478.6	$218.5
Cash flows from investing activities:
Purchase of property, plant and equipment	$(173.8)	$(77.0)
Proceeds from sale of property, plant and equipment	36.7	0.2
Deposits utilized (made) for purchase of property, plant and equipment	1.6	(0.4)
Divestiture of business, net of cash transferred and deposits received	12.9	—
Payments related to prior acquisition	(2.4)	—
Purchase of available-for-sale securities	(7.8)	—
Proceeds from sale or maturity of available-for-sale securities	3.4	—
Net cash used in investing activities	$(129.4)	$(77.2)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$7.8	$6.6
Payment of tax withholding for RSUs	(58.8)	(28.5)
Repayment of borrowings under debt agreements	(4.1)	(154.1)
Payments related to prior acquisition	—	(2.1)
Dividend to non-controlling shareholder	(2.2)	—
Net cash used in financing activities	$(57.3)	$(178.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(0.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	291.2	(37.6)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	1,377.7	1,081.5
Cash, cash equivalents and restricted cash, end of period (Note 6)	$1,668.9	$1,043.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our" or the "Company"), uses a thirteen-week fiscal quarter accounting period for the first three fiscal quarters of each year, with the first quarter of 2022 having ended on April 1, 2022 and each fiscal year ending on December 31. The quarters ended April 1, 2022 and April 2, 2021 contained 91 and 92 days, respectively. As of April 1, 2022, the Company was organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

The accompanying unaudited financial statements as of and for the quarter ended April 1, 2022 have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2021 was derived from the Company's audited financial statements, but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information includes all adjustments, which include normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information included herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 14, 2022 (the "2021 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; and (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

During the quarter ended April 1, 2022, the Company received capacity payments and deposits of $5.5 million, which was recorded as a contract liability, of which an immaterial amount was recognized as revenue for satisfying the associated performance obligations. The remaining balances amounting to $27.6 million and $28.9 million were recorded as current liabilities and other long-term liabilities, respectively. Contract assets were immaterial as of April 1, 2022. There were no corresponding amounts for the quarter ended April 2, 2021.

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts for which the remaining performance obligations as of April 1, 2022 were approximately $8.6 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 30% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total sales estimates are based on negotiated contract prices and demand quantities, and could be influenced by manufacturing and supply chain constraints, among other things. Accordingly, the amount represented by remaining performance obligations may not be indicative of the actual revenue recognized for future periods.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended April 1, 2022:
Revenue from external customers	$986.7	$689.3	$269.0	$1,945.0
Gross profit	$474.7	$366.7	$119.9	$961.3
For the quarter ended April 2, 2021:
Revenue from external customers	$747.0	$531.5	$203.2	$1,481.7
Gross profit	$246.5	$206.8	$67.9	$521.2

The Company had one customer, a distributor, whose revenue accounted for approximately 12.4% and 10.6% of the Company's total revenue for the quarters ended April 1, 2022 and April 2, 2021, respectively.

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended April 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$280.5	$233.8	$41.4	$555.7
Hong Kong	303.1	173.9	52.6	529.6
United Kingdom	186.9	106.6	52.0	345.5
United States	144.9	92.3	74.5	311.7
Other	71.3	82.7	48.5	202.5
Total	$986.7	$689.3	$269.0	$1,945.0

Sales Channel
Distributors	$633.9	$356.9	$150.6	$1,141.4
Direct Customers	352.8	332.4	118.4	803.6
Total	$986.7	$689.3	$269.0	$1,945.0

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

The Company operates in various geographic locations. Sales to external customers have little correlation with the location of manufacturers. It is, therefore, not meaningful to present operating profit by geographical location. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Rather, assets used in operations are generally shared across the Company’s operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	April 1, 2022	December 31, 2021
United States	$752.4	$767.1
South Korea	573.0	492.8
Philippines	330.7	342.4
Czech Republic	220.7	214.2
China	214.0	216.8
Japan	188.1	198.6
Malaysia	172.8	175.3
Other	107.7	117.1
Total	$2,559.4	$2,524.3

Note 3: Recent Accounting Pronouncements

Adopted:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share, and the treasury stock method will be no longer available for instruments that fall under this category. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method, and recorded adjustments to reduce additional paid-in capital by $129.1 million and increase opening retained earnings by $27.1 million to reflect the cumulative effect of the adoption. See Note 7: ''Long-Term Debt'' for further information.

Pending adoption:

ASU 2021-10 - Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance ("ASU 2021-10")

In November 2021, the FASB issued ASU 2021-10, which requires business entities to make annual disclosures about the nature of the certain government assistance received and the related accounting policy used to account for such assistance along with certain other disclosures related to the transactions. If an entity omits any required disclosures because it is legally prohibited, it must disclose that fact. ASU 2021-10 will be applicable to the 2022 annual financial statements, and the Company is currently evaluating the applicable disclosures.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Acquisition and Divestitures

Acquisition:

The Company finalized its determination relating to the fair value of assets acquired and liabilities assumed from GTAT. The final allocation of purchase price, which did not change from the preliminary allocation disclosed in the 2021 Form 10-K is as follows (in millions):

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

All assumptions and disclosures remained unchanged from the amounts included in the 2021 Form 10-K.

Divestitures:

Belgium fab

In February 2022, the Company divested its Oudenaarde, Belgium site to BelGaN Group BV, which primarily included the assets, liabilities and relevant employee group related to the six-inch front-end wafer manufacturing facility for an aggregate consideration of $19.9 million and recognized a nominal gain after offsetting the carrying values of the assets disposed and liabilities transferred.

South Portland, Maine fab

During the first quarter of 2022, the Company entered into an asset purchase agreement to divest its South Portland, Maine site to Diodes Incorporated, which includes the net assets and relevant employee group related to the eight-inch front-end wafer manufacturing facility. The transaction is expected to close during the second quarter of 2022 and result in a nominal gain or loss, and the corresponding assets have been classified as held for sale within other current assets.

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended April 1, 2022
Other	$(0.5)	$4.0	$(16.5)	$(13.0)
Total	$(0.5)	$4.0	$(16.5)	$(13.0)

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2021	Charges	Usage	April 1, 2022
Employee separation charges	$10.8	$(0.5)	$(4.8)	$5.5
Total	$10.8	$(0.5)	$(4.8)	$5.5

The Other category primarily includes the gain from the sale of an office building. There were no new restructuring programs implemented and the activity during the quarter ended April 1, 2022 represented payments to employees whose employments were terminated during 2021.

The Company continues to evaluate employee positions and locations for potential efficiencies, and may incur additional charges in the future.

Note 6: Balance Sheet Information and Other

Goodwill

There was an insignificant change in the balance of goodwill from December 31, 2021 to April 1, 2022 relating to the divestiture of a business.

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely than not reduce the carrying value of goodwill below its fair value. Management did not identify any triggering events during the quarter ended April 1, 2022 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	April 1, 2022	December 31, 2021
Inventories:
Raw materials	$193.5	$174.2
Work in process	971.5	888.9
Finished goods	331.0	316.4
	$1,496.0	$1,379.5

Other current assets

Assets classified as held-for-sale, consisting of properties and certain other assets, are required to be recorded at the lower of carrying value or fair value less costs to sell. Fixed assets of approximately $70 million have been classified as held-for-sale within other current assets as of April 1, 2022.

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 1, 2022, the net assets for the over-funded plans totaled $14.3 million. The total accrued pension liability for underfunded plans was $112.6 million, of which the current portion of $0.2 million was classified as accrued expenses and other current liabilities. As of December 31, 2021, the net funded status for all the plans was a liability of $103.9 million, of which the current portion of $0.2 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended
	April 1, 2022	April 2, 2021
Service cost	$2.2	$3.1
Interest cost	1.1	1.1
Expected return on plan assets	(1.2)	(1.7)
Curtailment loss	—	1.9
Total net periodic pension cost	$2.1	$4.4

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended
	April 1, 2022	April 2, 2021
Operating lease	$11.2	$9.9
Variable lease	1.6	1.0
Short-term lease	0.4	0.7
Total lease expense	$13.2	$11.6

The lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	April 1, 2022	December 31, 2021
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$35.1	$32.5
Other long-term liabilities	137.9	142.4
Total	$173.0	$174.9
Operating ROU assets included in:
Other assets	$169.7	$170.1
Financing lease liabilities included in:
Accrued expenses and other current liabilities	$12.7	$12.7
Other long-term liabilities	10.2	10.2
Total	$22.9	$22.9
Financing ROU assets included in:
Other assets	$21.9	$22.3

As of April 1, 2022, the weighted-average remaining lease-terms were 8.3 years and 19.8 years and the weighted-average discount rates were 4.2% and 6.0% for operating and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Quarters Ended
	April 1, 2022	April 2, 2021
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$225.4	$180.9
Operating ROU assets obtained in exchange of lease liabilities	10.7	7.1
Cash paid for:
Interest expense	$24.0	$31.4
Income taxes	15.7	20.9
Operating lease payments in operating cash flows	11.0	10.3

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions)

	As of
	April 1, 2022	December 31, 2021	April 2, 2021	December 31, 2020
Consolidated Balance Sheets:
Cash and cash equivalents	$1,645.1	$1,352.6	$1,042.5	$1,080.7
Restricted cash (included in other current assets)	18.8	20.1	1.4	0.8
Restricted cash (included in other non-current assets)	5.0	5.0	—	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,668.9	$1,377.7	$1,043.9	$1,081.5

As of April 1, 2022, $15.0 million of the restricted cash balance was held in escrow relating to the acquisition of GTAT and will be released to the former stockholders of GTAT upon satisfaction of certain outstanding items contained in the acquisition agreement.

Note 7: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	April 1, 2022	December 31, 2021
Amended Credit Agreement:
Term Loan "B" Facility due 2026, interest payable monthly at 2.46% and 2.10%, respectively	1,594.1	1,598.2
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	155.1	155.1
Gross long-term debt, including current maturities	$3,254.2	$3,258.3
Less: Debt discount (3)	(12.6)	(149.0)
Less: Debt issuance costs (4)	(35.8)	(34.7)
Net long-term debt, including current maturities	$3,205.8	$3,074.6
Less: Current maturities	(170.4)	(160.7)
Net long-term debt	$3,035.4	$2,913.9

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

(3)Debt discount of $7.2 million and $7.5 million for the Term Loan "B" Facility and $5.4 million and $5.8 million for the 3.875% Notes, in each case as of April 1, 2022 and December 31, 2021, respectively. Debt discount of $126.1 million for the 0% Notes and $9.6 million for the 1.625% Notes, in each case as of December 31, 2021. No debt discount as of April 1, 2022 for 0% Notes and 1.625% Notes due to the adoption of ASU 2020-06.
(4)Debt issuance costs of $16.8 million and $17.7 million for the Term Loan "B" Facility, $16.3 million and $14.1 million for the 0% Notes, $1.9 million and $2.0 million for the 3.875% Notes and $0.8 million and $0.9 million for the 1.625% Notes, in each case as of April 1, 2022 and December 31, 2021, respectively.

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of April 1, 2022 were as follows (in millions):

Period	Expected Maturities
Remainder of 2022	$167.4
2023	16.3
2024	16.3
2025	16.3
2026	1,532.9
Thereafter	1,505.0
Total	$3,254.2

The Company was in compliance with its covenants under all debt agreements as of April 1, 2022.

Adoption of ASU 2020-06

As described in Note 3: Recent Accounting Pronouncements, the Company adopted ASU 2020-06 using a modified retrospective method and reduced additional paid-in capital by $129.1 million and increased opening retained earnings by $27.1 million to reflect the cumulative effect of adoption as of January 1, 2022. The application of the if-converted method to determine the net income for diluted earnings and diluted weighted-average shares of common stock outstanding did not have a meaningful impact on the diluted net income per share of common stock under the treasury stock method previously applied.

1.625% Notes due 2023

The remaining outstanding principal amount of the 1.625% Notes, amounting to $155.1 million, net of unamortized issuance costs continues to be classified as a current portion of long-term debt as of April 1, 2022. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2022 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2022, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended
	April 1, 2022	April 2, 2021
Net income for basic earnings per share of common stock	$530.2	$89.9
Add: Interest on 1.625% Notes	0.5	—
Net income for diluted earnings per share of common stock	$530.7	$89.9

Basic weighted-average shares of common stock outstanding	433.3	413.4
Dilutive effect of share-based awards	2.4	2.7
Dilutive effect of convertible notes and warrants	13.2	29.3
Diluted weighted-average shares of common stock outstanding	448.9	445.4

Net income per share of common stock:
Basic	$1.22	$0.22
Diluted	$1.18	$0.20

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.2 million and 0.7 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.

The dilutive impacts related to the 0% Notes and 1.625% Notes have been calculated using the if-converted method. While the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value, the 1.625% Notes are repayable in cash or shares of common stock for their entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0% Notes and 1.625% Notes with exercise prices of $74.34 and $30.70, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the "Share Repurchase Program"), the Company may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022. There were no repurchases during the quarters ended April 1, 2022 and April 2, 2021 under the Share Repurchase Program. As of April 1, 2022, the authorized amount remaining under the Share Repurchase Program was $1,295.8 million.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended April 1, 2022 and April 2, 2021 were $58.8 million and $28.5 million, respectively, for which the Company withheld approximately 1.0 million and 0.7 million shares of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of April 1, 2022, but may be reissued or retired in the future. These deemed repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2021, the non-controlling interest balance was $19.0 million and, along with the $0.8 million share of the earnings for the quarter ended April 1, 2022, increased to $19.8 million as of April 1, 2022.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	April 1, 2022	April 2, 2021
Cost of revenue	$2.6	$3.3
Research and development	4.4	5.7
Selling and marketing	3.8	4.3
General and administrative	11.7	9.0
Share-based compensation expense	$22.5	$22.3
Income tax benefit	(4.7)	(4.7)
Share-based compensation expense, net of taxes	$17.8	$17.6

As of April 1, 2022, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $157.6 million, which is expected to be recognized over a weighted-average period of 1.8 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 6% for the quarter ended April 1, 2022 and 5% for the quarter ended April 2, 2021.

Shares Available

As of April 1, 2022 and December 31, 2021, there was an aggregate of 39.9 million and 42.2 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the quarter ended April 1, 2022 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2021	6.2	$28.60
Granted	1.5	60.66
Achieved	0.2	41.35
Released	(2.9)	25.19
Forfeited	(0.2)	32.66
Non-vested RSUs at April 1, 2022	4.8	40.83

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 10: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2021 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of April 1, 2022, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of April 1, 2022, which reduced the Company's borrowing capacity. As of April 1, 2022, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $13.4 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of April 1, 2022. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
Indemnification Contingencies

There are no new material indemnification contingencies subsequent to the filing of the 2021 Form 10-K.

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

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

The Company invests portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of April 1, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$19.6	$—	$—	$19.6	$19.6	$—	$—
Money market funds	0.7	—	—	0.7	0.7	—	—

Other current assets:
Corporate bonds	$22.3	$—	$—	$22.3	$—	$22.3	$—
Certificate of deposit	3.0	—	—	3.0	—	3.0	—
Commercial paper	6.8	—	—	6.8	3.8	3.0	—
US Treasury bonds	0.7	—	—	0.7	—	0.7	—

Other assets:
Corporate bonds	$14.2	$—	$—	$14.2	$—	$14.2	$—
US Treasury bonds	1.2	—	—	1.2	—	1.2	—

The investments included in other assets have maturity dates ranging between one and five years.

As of December 31, 2021					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$19.5	$—	$—	$19.5	$19.5	$—	$—
Money market funds	0.7	—	—	0.7	0.7	—	—
Corporate bonds	1.6	—	—	1.6	—	1.6	—
Commercial paper	2.0	—	—	2.0	—	2.0	—

Other current assets:
Corporate bonds	$16.0	$—	$—	$16.0	$—	$16.0	$—
Certificate of deposit	1.9	—	—	1.9	—	1.9	—
Commercial paper	5.0	—	—	5.0	3.0	2.0	—
US Treasury bonds	0.4	—	—	0.4	—	0.4	—

Other assets:
Corporate bonds	$19.7	$—	$—	$19.7	$—	$19.7	$—
US Treasury bonds	1.6	—	—	1.6	—	1.6	—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.
Fair Value of Long-Term Debt, including Current Portion

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	April 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$788.7	$1,077.7	$664.8	$1,183.1
1.625% Notes	154.3	474.0	144.6	513.6
Other long-term debt	2,262.7	2,137.8	2,265.2	2,245.5

(1)    Carrying amounts shown are net of debt discount, if applicable, and debt issuance costs.

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

As of April 1, 2022 and December 31, 2021, the Company had net outstanding foreign exchange contracts with notional amounts of $236.7 million and $288.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	April 1, 2022		December 31, 2021
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	56.9	56.9	67.1	67.1
Japanese Yen	51.0	51.0	33.2	33.2
Korean Won	38.9	38.9	44.1	44.1
Czech Koruna	24.7	24.7	15.0	15.0
Euro	12.9	12.9	65.9	65.9
Other Currencies - Buy	46.6	46.6	58.7	58.7
Other Currencies - Sell	(5.7)	5.7	(4.3)	4.3
	$225.3	$236.7	$279.7	$288.3

Amounts receivable or payable under the contracts are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During the quarters ended April 1, 2022 and April 2, 2021, realized and unrealized foreign currency transactions totaled a gain of $1.9 million and a gain of $4.0 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Foreign Currency Risk

The purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. The Company enters into forward contracts that are designated as a foreign currency cash flow hedge of a forecasted payment denominated in a currency other than U.S. Dollars. For the quarters ended April 1, 2022 and April 2, 2021, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. During the quarter ended April 1, 2022, the Company had interest rate swap agreements for notional amounts totaling $750.0 million. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts outstanding as of April 1, 2022 and April 2, 2021.

Other

As of April 1, 2022, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of April 1, 2022, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $1.5 million and $3.0 million of net interest and penalties accrued as of April 1, 2022 and April 2, 2021, respectively. It is reasonably possible that $64.2 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan and Hong Kong net operating losses, which are projected to expire prior to utilization.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2021	$(44.4)	$3.8	$(40.6)
Other comprehensive income (loss) prior to reclassifications	(2.4)	17.3	14.9
Amounts reclassified from accumulated other comprehensive loss	—	(0.7)	(0.7)
Net current period other comprehensive income (loss) (1)	(2.4)	16.6	14.2
Balance as of April 1, 2022	$(46.8)	$20.4	$(26.4)

(1)     Effects of cash flow hedges are net of tax expense of $5.1 million for the quarter ended April 1, 2022.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended
	April 1, 2022	April 2, 2021	To caption
Interest rate swaps	$0.7	$4.6	Interest expense
Total reclassifications	$0.7	$4.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended April 1, 2022, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K.

Executive Overview

onsemi Overview

We provide industry leading intelligent power and sensing solutions to help our customers solve the most challenging problems and create cutting edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent sensing technologies support the next-generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

onsemi’s intelligent power allows our customers to exceed range targets with lower weight and reduce system cost through efficiency. With our sensing integration, we believe onsemi’s intelligent power solutions achieve higher efficiencies compared to our peers and allow lower temperature operation, reducing cooling requirements, saving costs and minimizing weight while delivering the required power with less die per module and achieving higher range for a given battery capacity. onsemi’s intelligent sensing solutions offer proprietary features in smaller packages that support customers' use cases. We believe our intelligent sensing technology offers advanced features to achieve optimal results and our product integration drives improved efficiency. This performance is delivered in a smaller footprint while reducing system latency to increase safety and throughput by providing a proprietary feature set to solve different use cases.

We serve a broad base of end-user markets, including automotive, industrial and others which include communications, computing and consumer. We believe the evolution of automotive, with advancements in autonomous driving, ADAS, vehicle electrification and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation. With our extensive portfolio of AEC-qualified products, onsemi helps customers design high reliability solutions while delivering top performance. Within the industrial space, onsemi is helping OEMs develop innovative products to navigate the ongoing transformation across energy infrastructure, factory automation and power conversion.

As of April 1, 2022, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

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

During the first quarter, we divested our six-inch front-end wafer manufacturing facility in Oudenaarde, Belgium and entered into a definitive agreement to sell our eight-inch front-end wafer manufacturing facility in South Portland, Maine, which is expected to close during the second quarter of 2022. We are also exploring the sale of certain other manufacturing facilities. We believe these actions, among others, will allow us to transition to a lighter internal fabrication model where our financial performance will be less volatile and not as heavily influenced by our internal manufacturing volumes. As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future.

We are focused on sustainability as we drive a common theme across all markets. During 2021, onsemi announced its commitment to achieving net zero emissions by 2040. As we initiate steps to achieve our sustainability goals, additional investments may be required in the future in connection with such actions, although the timing and amounts of such investments are uncertain at this time.

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

We have implemented proactive preventative protocols and updated our business practices in response to the ongoing COVID-19 pandemic. These changes are intended to safeguard our employees, contractors, suppliers and communities. While all of our global manufacturing sites and most of our distribution centers are currently operational, government mandates may order us to curtail production levels or temporarily suspend manufacturing or distribution operations in response to further outbreaks or new COVID-19 variants.

Results of Operations

Quarter Ended April 1, 2022 compared to the Quarter Ended April 2, 2021

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	April 1, 2022	April 2, 2021	Dollar Change
Revenue	$1,945.0	$1,481.7	$463.3
Cost of revenue (exclusive of amortization shown below)	983.7	960.5	23.2
Gross profit	961.3	521.2	440.1
Operating expenses:
Research and development	156.8	173.6	(16.8)
Selling and marketing	71.1	78.9	(7.8)
General and administrative	77.9	72.4	5.5
Amortization of acquisition-related intangible assets	21.3	25.0	(3.7)
Restructuring, asset impairments and other charges, net	(13.0)	42.5	(55.5)
Intangible asset impairment	—	2.9	(2.9)
Total operating expenses	314.1	395.3	(81.2)
Operating income	647.2	125.9	521.3
Other income (expense), net:
Interest expense	(21.6)	(33.4)	11.8
Interest income	0.4	0.4	—
Other income (expense)	2.1	4.5	(2.4)
Other income (expense), net	(19.1)	(28.5)	9.4
Income before income taxes	628.1	97.4	530.7
Income tax provision	(97.1)	(7.1)	(90.0)
Net income	531.0	90.3	440.7
Less: Net income attributable to non-controlling interest	(0.8)	(0.4)	(0.4)
Net income attributable to ON Semiconductor Corporation	$530.2	$89.9	$440.3

Revenue

Revenue was $1,945.0 million and $1,481.7 million for the quarters ended April 1, 2022 and April 2, 2021, respectively, representing an increase of $463.3 million, or approximately 31%. We had one customer, a distributor, whose revenue accounted for approximately 12.4% and 10.6% of our total revenue for the quarters ended April 1, 2022 and April 2, 2021, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 1, 2022	As a % of Total Revenue (1)	Quarter Ended April 2, 2021	As a % of Total Revenue (1)
PSG	$986.7	50.7%	$747.0	50.4%
ASG	689.3	35.4%	531.5	35.9%
ISG	269.0	13.8%	203.2	13.7%
Total revenue	$1,945.0		$1,481.7

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $239.7 million, or approximately 32%, for the quarter ended April 1, 2022 compared to the quarter ended April 2, 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $170.6 million and $69.1 million, respectively, primarily due to our strategy to focus on a product mix that yields higher margins and increase in average selling prices driven by improving economic conditions, compared to the quarter ended April 2, 2021.

Revenue from ASG increased by $157.8 million, or approximately 30%, for the quarter ended April 1, 2022 compared to the quarter ended April 2, 2021. The revenue from our Automotive Division, Industrial Solutions Division and Mobile, Computing and Cloud Division increased by $55.2 million, $53.4 million and $43.2 million, respectively. The increases were primarily due to our strategy to focus on a product mix that yields higher margins and increase in average selling prices driven by strong market demand, compared to the quarter ended April 2, 2021.

Revenue from ISG increased by $65.8 million, or approximately 32%, for the quarter ended April 1, 2022 compared to the quarter ended April 2, 2021, largely driven by an increase in revenue from our Automotive Sensing Division of $62.2 million. The increase was due to our strategy to focus on a product mix that yields higher margins, better demand and an increase in average selling prices.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended April 1, 2022	As a % of Total Revenue (1)	Quarter Ended April 2, 2021	As a % of Total Revenue (1)
Singapore	$555.7	28.6%	$509.0	34.4%
Hong Kong	529.6	27.2%	342.2	23.1%
United Kingdom	345.5	17.8%	268.9	18.1%
United States	311.7	16.0%	184.3	12.4%
Other	202.5	10.4%	177.3	12.0%
Total revenue	$1,945.0		$1,481.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended April 1, 2022	As a % of Segment Revenue (1)	Quarter Ended April 2, 2021	As a % of Segment Revenue (1)

PSG	$474.7	48.1%	$246.5	33.0%
ASG	366.7	53.2%	206.8	38.9%
ISG	119.9	44.6%	67.9	33.4%
Total gross profit	$961.3	49.4%	$521.2	35.2%

(1)Certain amounts may not total due to rounding of individual amounts.

Our gross profit increased by $440.1 million, or approximately 84%, from $521.2 million for the quarter ended April 2, 2021 to $961.3 million for the quarter ended April 1, 2022. Our overall gross margin increased to 49.4% for the quarter ended April 1, 2022 from approximately 35.2% for the quarter ended April 2, 2021.

The significant increases in gross profit and gross margin were due to an increase in average selling prices and a favorable product mix with higher gross margins and improved manufacturing efficiencies. The favorable economic environment and significant improvement in demand in all end-markets, specifically in the automotive and industrial end-markets, contributed to increased demand and better pricing for our products. We were also able to pass most of the increases in input cost of raw materials and external manufacturing services to our customers.
Operating Expenses

Research and development expenses were $156.8 million for the quarter ended April 1, 2022, as compared to $173.6 million for the quarter ended April 2, 2021, representing a decrease of $16.8 million, or approximately 10%. The decrease was primarily due to a decrease in payroll-related expenses as a result of the restructuring programs implemented during 2021.

Selling and marketing expenses were $71.1 million for the quarter ended April 1, 2022, as compared to $78.9 million for the quarter ended April 2, 2021, representing a decrease of $7.8 million, or approximately 10%. The decrease was primarily due to a decrease in payroll-related expenses as a result of the restructuring programs implemented during 2021.

General and administrative expenses were $77.9 million for the quarter ended April 1, 2022, as compared to $72.4 million for the quarter ended April 2, 2021, representing an increase of $5.5 million, or approximately 8%.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $21.3 million for the quarter ended April 1, 2022, as compared to $25.0 million for the quarter ended April 2, 2021, representing a decrease of $3.7 million, or approximately 15%. The decrease in expense was primarily due to full amortization of certain of our technology-related assets from our previous acquisitions during 2021.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was a credit of $13.0 million for the quarter ended April 1, 2022, as compared to $42.5 million for the quarter ended April 2, 2021. There were no new restructuring programs implemented during the quarter ended April 1, 2022. The credit includes a gain from the sale of an office building. Amounts incurred for the quarter ended April 2, 2021 primarily relate to the 2021 involuntary severance plan. For additional information, See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $11.8 million to $21.6 million during the quarter ended April 1, 2022, as compared to $33.4 million during the quarter ended April 2, 2021. The decrease was primarily due to a decrease in our long-term debt, repayment of interest bearing debt using the proceeds from 0% Notes and the lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06. Our average gross long-term debt balance (including current maturities) for the quarter ended April 1, 2022 was $3,256.3 million at a weighted-average interest rate of 2.7%, as compared to $3,512.5 million at a weighted-average interest rate of 3.8% for the quarter ended April 2, 2021.

Other Income (Expense)

Other income (expense) decreased by $2.4 million from an income of $4.5 million during the quarter ended April 2, 2021 to an income of $2.1 million during the quarter ended April 1, 2022.

Income Tax Provision

We recorded an income tax provision of $97.1 million and $7.1 million for the quarters ended April 1, 2022 and April 2, 2021, respectively, representing effective tax rates of 15.5% and 7.3%. The increase in our effective tax rate was substantially driven by the impact of discrete tax benefits in the prior year, relative to prior year pre-tax income. The prior year discrete benefits primarily related to releases in uncertain tax positions and net equity award windfalls.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

This section includes a discussion and analysis of our cash requirements, contingencies, sources and uses of cash, operations, working capital and long-term assets and liabilities.

Contingencies

We are a party to a variety of agreements entered into in the ordinary course of business pursuant to which we may be obligated to indemnify other parties for certain liabilities that arise out of or relate to the subject matter of the agreements. Some of the agreements entered into by us require us to indemnify the other party against losses, including but not limited to, losses due to

IP infringement, environmental contamination and other property damage, personal injury, our failure to comply with applicable laws, our negligence or willful misconduct or our breach of representations, warranties or covenants related to such matters as title to sold assets.
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

See Note 10: ''Commitments and Contingencies'' in the notes to our unaudited consolidated financial statements under the heading "Legal Matters" included elsewhere in this Form 10-Q for possible contingencies related to legal matters. See also Part I, Item 1 "Business - Government Regulation" of the 2021 Form 10-K for information on certain environmental matters.

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,645.1 million as of April 1, 2022. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock.

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

Our ability to service our long-term debt, including our 0% Notes, 3.875% Notes, 1.625% Notes, the Revolving Credit Facility and the Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance and the timing of the full economic recovery from the COVID-19 pandemic, as well as financial, competitive, legislative, geopolitical, regulatory and other conditions, some of which may be beyond our control.

If we fail to generate sufficient cash from operations, we may need to raise additional equity or borrow additional funds to achieve our longer-term objectives. There can be no assurance that such equity or borrowings will be available or, if available, will be at rates or prices acceptable to us.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. During the quarters ended April 1, 2022 and April 2, 2021, we paid $173.8 million and $77.0 million, respectively, for capital expenditures. We expect our capital expenditures to be in the range of 12% to 14% of revenue in 2022 to expand our manufacturing capabilities to meet the market demands and further improve our manufacturing cost structure. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $478.6 million and $218.5 million for the quarters ended April 1, 2022 and April 2, 2021, respectively. The increase of $260.1 million was primarily attributable to a significant increase in net income due to our strategy to focus on a product mix that yields higher margins combined with better economic conditions resulting in increased demand for our products. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,326.6 million as of April 1, 2022, and has fluctuated between $1,326.6 million and $885.0 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $2,801.3 million as of April 1, 2022, and has fluctuated between $2,801.3 million and $1,457.6 million at the end of each of our last eight fiscal quarters. We expect an increase in capital expenditures during 2022.

Long-Term Assets and Liabilities

Our long-term assets consist primarily of property, plant and equipment, intangible assets, deferred taxes and goodwill. Our manufacturing rationalization plans have included efforts to utilize our existing manufacturing assets and supply arrangements more efficiently. We have taken actions to add manufacturing capacity with the acquisition of GTAT during 2021 and with the expected completion of the acquisition of the East Fishkill, New York fabrication facilities and certain related assets and liabilities on or around December 31, 2022. In connection with divestiture activities, we have wafer supply agreements in place for a period of time such that there is no disruption in our current ability to meet the demand for our products.

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

Debt Guarantees and Related Covenants

As of April 1, 2022, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our 2021 Form 10-K and Note 3: "Recent Accounting Pronouncements" in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in the 2021 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 1, 2022.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 1, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: "Commitments and Contingencies" under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2021 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2021 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans" or "anticipates," or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Certain factors that could affect our future results or events are described under Part I, Item 1A "Risk Factors" in the 2021 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, except as may be required by law. You should carefully consider the trends, risks and uncertainties described in those reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended April 1, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2022 - January 28, 2022	—	—	—	1,295.8
January 29, 2022 - February 25, 2022	—	—	—	1,295.8
February 26, 2022 - April 1, 2022	—	—	—	1,295.8
Total	—	—	—

(1)    These time periods represent our fiscal month start and end dates for the first quarter of 2022.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were no shares repurchased under the Share Repurchase Program during the quarter ended April 1, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement)(1)(2).

10.2	Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement)(1)(2).

10.3
Amended and Restated Employment Agreement, effective June 1, 2017, by and between Semiconductor Components Industries, LLC and George H. Cave (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the Commission on February 21, 2018)(2).

10.4
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2021 form agreement for Tier I Employees) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May 2, 2022	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)