Form 10-Q
period 2022-07-01
ON SEMICONDUCTOR CORP
filed 2022-08-01
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on July 27, 2022:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	433,236,398

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	July 1, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,791.6	$1,352.6
Receivables, net	1,138.1	809.4
Inventories	1,563.2	1,379.5
Other current assets	292.4	240.1
Total current assets	4,785.3	3,781.6
Property, plant and equipment, net	2,709.8	2,524.3
Goodwill	1,815.4	1,937.5
Intangible assets, net	452.6	495.7
Deferred tax assets	375.7	366.3
Other assets	649.9	520.6
Total assets	$10,788.7	$9,626.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$793.8	$635.1
Accrued expenses and other current liabilities	754.3	747.6
Current portion of long-term debt	165.2	160.7
Total current liabilities	1,713.3	1,543.4
Long-term debt	3,047.4	2,913.9
Deferred tax liabilities	36.8	43.2
Other long-term liabilities	581.1	521.1
Total liabilities	5,378.6	5,021.6
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 606,427,684 and 603,044,079 issued, 433,322,860 and 432,472,818 outstanding, respectively)	6.1	6.0
Additional paid-in capital	4,565.9	4,633.3
Accumulated other comprehensive loss	(29.3)	(40.6)
Accumulated earnings	3,448.2	2,435.1
Less: Treasury stock, at cost: 173,104,824 and 170,571,261 shares, respectively	(2,601.4)	(2,448.4)
Total ON Semiconductor Corporation stockholders’ equity	5,389.5	4,585.4
Non-controlling interest	20.6	19.0
Total stockholders' equity	5,410.1	4,604.4
Total liabilities and stockholders' equity	$10,788.7	$9,626.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Revenue	$2,085.0	$1,669.9	$4,030.0	$3,151.6
Cost of revenue (exclusive of amortization shown below)	1,047.9	1,029.8	2,031.6	1,990.3
Gross profit	1,037.1	640.1	1,998.4	1,161.3
Operating expenses:
Research and development	161.6	166.3	318.4	339.9
Selling and marketing	73.1	76.1	144.2	155.0
General and administrative	83.2	73.2	161.1	145.6
Amortization of acquisition-related intangible assets	21.9	24.8	43.2	49.8
Restructuring, asset impairments and other, net	(1.7)	17.5	(14.7)	60.0
Goodwill and intangible asset impairment	115.0	—	115.0	2.9
Total operating expenses	453.1	357.9	767.2	753.2
Operating income	584.0	282.2	1,231.2	408.1
Other income (expense), net:
Interest expense	(22.1)	(33.1)	(43.7)	(66.5)
Interest income	1.1	0.2	1.5	0.6
Loss on debt refinancing and prepayment	(7.3)	(26.2)	(7.3)	(26.2)
Gain on divestiture of business	1.9	—	1.9	—
Other income (expense)	6.4	(1.1)	8.5	3.4
Other income (expense), net	(20.0)	(60.2)	(39.1)	(88.7)
Income before income taxes	564.0	222.0	1,192.1	319.4
Income tax provision	(107.4)	(37.9)	(204.5)	(45.0)
Net income	456.6	184.1	987.6	274.4
Less: Net income attributable to non-controlling interest	(0.8)	—	(1.6)	(0.4)
Net income attributable to ON Semiconductor Corporation	$455.8	$184.1	$986.0	$274.0

Net income for diluted earnings per share of common stock (Note 8)	456.3	184.1	$987.0	$274.0
Net income per share of common stock:
Basic	$1.05	$0.43	$2.27	$0.65
Diluted	$1.02	$0.42	$2.20	$0.62
Weighted-average shares of common stock outstanding:
Basic	434.2	427.7	433.8	420.5
Diluted	447.0	443.6	448.1	444.5

Comprehensive income, net of tax:
Net income	$456.6	$184.1	$987.6	$274.4
Foreign currency translation adjustments	(4.2)	(0.2)	(6.6)	(2.5)
Effects of cash flow hedges and other adjustments	1.3	3.9	17.9	7.9
Other comprehensive income (loss), net of tax	(2.9)	3.7	11.3	5.4
Comprehensive income	453.7	187.8	998.9	279.8
Comprehensive income attributable to non-controlling interest	(0.8)	—	(1.6)	(0.4)
Comprehensive income attributable to ON Semiconductor Corporation	$452.9	$187.8	$997.3	$279.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at April 1, 2022	606,021,655	$6.1	$4,533.3	$(26.4)	$2,992.4	(171,526,902)	$(2,507.2)	$19.8	$5,018.0
Shares issued pursuant to the ESPP	127,830	—	5.5	—	—	—	—	—	5.5
RSUs and stock grant awards issued	277,961	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	238	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(232)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(77,690)	(4.5)	—	(4.5)
Share-based compensation	—	—	27.1	—	—	—	—	—	27.1
Repurchase of common stock	—	—	—	—	—	(1,500,000)	(89.7)	—	(89.7)
Comprehensive income (loss)	—	—	—	(2.9)	455.8	—	—	0.8	453.7
Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	254,218	—	12.2	—	—	—	—	—	12.2
RSUs and stock grant awards issued	3,129,149	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	238	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(232)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,033,331)	(63.3)	—	(63.3)
Share-based compensation	—	—	49.6	—	—	—	—	—	49.6
Repurchase of common stock	—	—	—	—	—	(1,500,000)	(89.7)	—	(89.7)
Comprehensive income	—	—	—	11.3	986.0	—	—	1.6	998.9
Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1

Balance at April 2, 2021	579,553,444	$5.8	$4,161.0	$(55.9)	$1,515.4	(159,657,033)	$(1,996.7)	$20.0	$3,649.6
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	257,416	—	6.4	—	—	—	—	—	6.4
RSUs and stock grant awards issued	280,649	—	—	—	—	—	—	—	—
Shares issued for warrants exercise -1.00% Notes	7,111,689	—	—	—	—	—	—	—	—
Partial settlement -1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)		—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(86,997)	(3.5)	—	(3.5)
Share-based compensation	—	—	29.1	—	—	—	—	—	29.1
Comprehensive income	—	—	—	3.7	184.1	—	—	—	187.8
Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	461,831	—	12.1	—	—	—	—	—	12.1
RSUs and stock grant awards issued	2,549,977	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement -1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges -1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)		—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(820,220)	(32.0)	—	(32.0)
Share-based compensation	—	—	51.4	—	—	—	—	—	51.4
Comprehensive income	—	—	—	5.4	274.0	—	—	0.4	279.8
Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 1, 2022	July 2, 2021
Cash flows from operating activities:
Net income	$987.6	$274.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279.0	306.5
(Gain) loss on sale or disposal of fixed assets	(16.6)	0.3
Gain on divestiture of business	(1.9)	—
Loss on debt refinancing and prepayment	7.3	26.2
Amortization of debt discount and issuance costs	6.0	5.1
Share-based compensation	49.6	51.4
Non-cash interest on convertible notes	—	10.6
Non-cash asset impairment charges	6.7	7.5
Goodwill and intangible asset impairment charges	115.0	—
Change in deferred tax balances	6.7	(4.7)
Other	1.3	—
Changes in assets and liabilities (exclusive of divestitures):
Receivables	(344.4)	4.3
Inventories	(184.5)	(53.5)
Other assets	(51.5)	3.5
Accounts payable	58.1	32.0
Accrued expenses and other current liabilities	9.2	61.4
Other long-term liabilities	(28.2)	(18.5)
Net cash provided by operating activities	$899.4	$706.5
Cash flows from investing activities:
Purchase of property, plant and equipment	$(391.9)	$(181.8)
Proceeds from sale of property, plant and equipment	38.2	6.6
Deposits made for purchase of property, plant and equipment	(31.4)	(2.8)
Divestiture of business, net of cash transferred	90.5	—
Purchase of available-for-sale securities	(16.3)	—
Proceeds from sale or maturity of available-for-sale securities	13.8	—
Payments related to prior acquisition	(2.4)	—
Net cash used in investing activities	$(299.5)	$(178.0)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$12.5	$12.3
Payment of tax withholding for RSUs	(63.3)	(32.0)
Repurchase of common stock	(89.7)	—
Issuance and borrowings under debt agreements	500.0	787.3
Reimbursement of debt issuance costs	—	2.7
Payment of debt issuance and other financing costs	—	(3.5)
Repayment of borrowings under debt agreements	(506.8)	(1,214.7)
Payment for purchase of bond hedges	—	(160.3)
Proceeds from issuance of warrants	—	93.8
Payments related to prior acquisition	—	(2.3)
Financing lease payment	(10.9)	—
Dividend to non-controlling shareholder	(2.2)	—
Net cash used in financing activities	$(160.4)	$(516.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(0.8)
Net increase in cash, cash equivalents and restricted cash	436.9	11.0
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	1,377.7	1,081.5
Cash, cash equivalents and restricted cash, end of period (Note 6)	$1,814.6	$1,092.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“onsemi,” “we,” “us,” “our,” or the “Company”) with its wholly and majority-owned subsidiaries operates under the onsemiTM brand.

The Company is organized into the following three operating and reportable segments:

•The Power Solutions Group ("PSG")
•The Advanced Solutions Group ("ASG") and
•The Intelligent Sensing Group ("ISG")

The Company's fiscal calendar year begins on January 1 and ends on December 31. The fiscal quarters contain a thirteen-week accounting period. Minor day adjustments are required in the first and fourth quarters to account for the Company's fiscal calendar year's starting and ending dates. The quarters ended July 1, 2022 and July 2, 2021 contained 91 days each. The six months ended July 1, 2022 and July 2, 2021 contained 182 and 183 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and six months ended July 1, 2022 have been prepared following generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2021 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 14, 2022 (the "2021 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; and (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. These segments represent the Company's view of the business, and its gross profit is used to evaluate the performance of the Company's segments, the progress of major initiatives and the allocation of resources. Gross profit is exclusive of the amortization of acquisition-related intangible assets.

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts ("Long-term Supply Agreements" or "LTSA's") for which the remaining performance obligations as of July 1, 2022 were approximately $8.8 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 40% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total sales estimates are based on negotiated contract prices and demand quantities, and could be influenced by manufacturing issues, supply chain constraints, and modifications to customer agreements, among other things. Accordingly, the amount represented by remaining performance obligations may not be indicative of the actual revenue recognized for future periods.

A portion of our LTSA’s include capacity payments which secure production availability for our customer’s orders or deposits which prepay a portion of the customer’s product obligation. During the quarter and six months ended July 1, 2022, the Company recorded capacity payments and deposits of $30.8 million and $36.3 million, respectively, which were recorded as contract liabilities, of which $12.8 million remains to be collected as of July 1, 2022. An immaterial amount was recognized as revenue for satisfying the associated performance obligations. The remaining balance related to the capacity payments and deposits totaled $82.4 million as of July 1, 2022, $30.7 million and $51.7 million were recorded as current liabilities and other long-term liabilities, respectively. Contract assets were immaterial as of July 1, 2022. There were no corresponding amounts for the quarter and six months ended July 2, 2021.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended July 1, 2022:
Revenue from external customers	$1,057.0	$716.7	$311.3	$2,085.0
Gross profit	$511.2	$380.3	$145.6	$1,037.1
For the quarter ended July 2, 2021:
Revenue from external customers	$846.6	$607.6	$215.7	$1,669.9
Gross profit	$314.3	$252.3	$73.5	$640.1
For the six months ended July 1, 2022:
Revenue from external customers	$2,043.7	$1,406.0	$580.3	$4,030.0
Gross profit	$985.9	$747.0	$265.5	$1,998.4
For the six months ended July 2, 2021:
Revenue from external customers	$1,593.6	$1,139.1	$418.9	$3,151.6
Gross profit	$560.8	$459.1	$141.4	$1,161.3

The Company had one customer, a distributor, whose revenue accounted for approximately 12% and 14% of the Company's total revenue for the quarters ended July 1, 2022 and July 2, 2021, respectively, and 12% of the Company's total revenue for the six months ended July 1, 2022, and July 2, 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended July 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$292.3	$221.0	$42.4	$555.7
Hong Kong	326.5	181.7	76.2	584.4
United Kingdom	182.7	109.4	67.7	359.8
United States	180.1	107.0	74.1	361.2
Other	75.4	97.6	50.9	223.9
Total	$1,057.0	$716.7	$311.3	$2,085.0

Sales Channel
Distributors	$696.4	$372.8	$164.5	$1,233.7
Direct Customers	360.6	343.9	146.8	851.3
Total	$1,057.0	$716.7	$311.3	$2,085.0

	Six Months Ended July 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$572.8	$454.8	$83.9	$1,111.5
Hong Kong	629.6	355.6	128.8	1,114.0
United Kingdom	369.5	216.0	119.7	705.2
United States	325.0	199.3	148.7	673.0
Other	146.8	180.3	99.2	426.3
Total	$2,043.7	$1,406.0	$580.3	$4,030.0

Sales Channel
Distributors	$1,330.3	$729.7	$315.0	$2,375.0
Direct Customers	713.4	676.3	265.3	1,655.0
Total	$2,043.7	$1,406.0	$580.3	$4,030.0

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

The Company operates in various geographic locations. Sales to external customers have little correlation with the location of end-customers. It is, therefore, not meaningful to present operating profit by geographical location. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Instead, assets used in operations are generally shared across the Company’s operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	July 1, 2022	December 31, 2021
United States	$805.5	$767.1
South Korea	656.1	492.8
Philippines	321.1	342.4
Czech Republic	238.2	214.2
China	208.1	216.8
Japan	187.1	198.6
Malaysia	169.6	175.3
Other	124.1	117.1
Total	$2,709.8	$2,524.3

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

Pending adoption:

ASU 2021-10 - Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance ("ASU 2021-10")

In November 2021, the FASB issued ASU 2021-10, which requires business entities to make annual disclosures about the nature of certain government assistance received, the related accounting policies used to account for the transactions, the effect of the transactions on company financial statements and the significant terms and conditions of the transactions. The Company is planning to complete the required ASU 2021-10 disclosures with the filing of its Annual Report on Form 10-K for the year ending on December 31, 2022.

Note 4: Acquisition and Divestitures

Acquisition:

The Company finalized its determination relating to the fair value of assets acquired and liabilities assumed from GTAT during the quarter ended April 1, 2022. The final allocation of the purchase price, which did not change from the preliminary allocation disclosed in the 2021 Form 10-K is as follows (in millions):

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

Divestitures:

During the first quarter of 2022, the Company divested its six-inch front-end wafer manufacturing facility in Oudenaarde, Belgium, to BelGaN Group BV for an aggregate consideration of approximately $19.9 million. During the second quarter of 2022, the Company completed the divestiture of its eight-inch front-end wafer manufacturing facility in South Portland, Maine, to Diodes Incorporated for an aggregate consideration of approximately $80.0 million. The Company has signed wafer supply agreements with the buyers of the Belgium and South Portland, Maine manufacturing facilities. Additionally, during the second quarter of 2022, the Company divested its non-strategic GTAT Sapphire business in Salem, Massachusetts, to Crystal Systems, LLC for nominal consideration. These divestiture transactions resulted in a gain on divestiture of approximately $1.9 million.

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended July 1, 2022
Other (1)	$(0.7)	$—	$(1.0)	$(1.7)
Total	$(0.7)	$—	$(1.0)	$(1.7)

	Restructuring	Asset Impairments	Other	Total
Six months ended July 1, 2022
Other (2)	$(1.2)	$4.0	$(17.5)	$(14.7)
Total	$(1.2)	$4.0	$(17.5)	$(14.7)

(1)Primarily includes a gain of approximately $1.4 million from the sale of an office building.
(2)Primarily includes a gain of approximately $17.5 million related to the sale of two office buildings and a $1.2 million reduction in workforce restructuring expenses, offset by a $4.0 million asset impairment of the GTAT Sapphire manufacturing facility.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2021	Charges	Usage	July 1, 2022
Employee separation charges	$10.8	$(1.2)	$(7.1)	$2.5
Total	$10.8	$(1.2)	$(7.1)	$2.5

There were no new restructuring programs implemented and the activity during the quarter and six months ended July 1, 2022 represented payments to employees whose employment was terminated during 2021. The Company expects to pay the remaining accrued expense during the second half of 2022.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

Note 6: Balance Sheet Information and Other

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more-likely-than-not reduce the carrying value of goodwill below its fair value. During the second quarter of 2022, the Company determined that one of its reporting units within ASG, representing less than 3.0 percent of the Company's consolidated revenue for 2021, incurred a partial impairment of goodwill due to the Company’s focus on its long-term product mix into its strategic markets. This event resulted in a more-likely-than-not expectation of selling or disposing of the reporting unit.

The Company determined that a market approach was the most appropriate method to evaluate the recoverability of the carrying value of the net assets of the reporting unit. For the quarter ended July 1, 2022, management performed an event-triggered impairment analysis and a goodwill impairment charge of $115.0 million was recorded under the caption ‘Goodwill and intangible asset impairment’ within the Consolidated Statements of Operations and Comprehensive Income. If further steps are undertaken to dispose of the reporting unit (or if the long-term business outlook of the reporting unit is adversely affected by economic conditions or other factors) it could result in additional impairments in the future.

Changes in the goodwill balance from December 31, 2021 to July 1, 2022 related to the ASG reporting unit impairment and the divestiture of the Belgium and South Portland, Maine manufacturing facilities and were as follows (in millions):

Net balance as of December 31, 2021	$1,937.5
Goodwill impairment	(115.0)
Goodwill disposed	(7.1)
Net balance as of July 1, 2022	$1,815.4

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets is as follows (in millions):

	As of
	July 1, 2022	December 31, 2021
Inventories:
Raw materials	$198.0	$174.2
Work in process	1,009.2	888.9
Finished goods	356.0	316.4
	$1,563.2	$1,379.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of July 1, 2022, the net assets for the over-funded plans totaled $13.1 million. The total accrued pension liability for underfunded plans was $105.6 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2021, the net funded status for all the plans was a liability of $103.9 million, of which the current portion of $0.2 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Service cost	$2.2	$3.0	$4.4	$6.1
Interest cost	1.0	1.1	2.1	2.2
Expected return on plan assets	(1.1)	(1.6)	(2.3)	(3.3)
Curtailment loss	—	—	—	1.9
Total net periodic pension cost	$2.1	$2.5	$4.2	$6.9

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Operating lease	$11.7	$9.8	$22.9	$19.7
Variable lease	4.1	1.0	5.7	1.9
Short-term lease	0.8	0.5	1.2	1.2
Total lease expense	$16.6	$11.3	$29.8	$22.8

The ROU assets and lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	July 1, 2022	December 31, 2021
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$31.1	$32.5
Other long-term liabilities	214.3	142.4
Total	$245.4	$174.9
Operating ROU assets included in:
Other assets	$234.3	$170.1
Financing lease liabilities included in:
Accrued expenses and other current liabilities	$13.5	$12.7
Other long-term liabilities	22.2	10.2
Total	$35.7	$22.9
Financing ROU assets included in:
Other assets	$47.0	$22.3

As of July 1, 2022, the weighted-average remaining lease-terms were 10.6 years and 19.8 years and the weighted-average discount rates were 4.6% and 6.0% for operating and financing leases, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

New Leases

During the second quarter of 2022, the Company entered into leases and related agreements to lease space for a new corporate headquarters in Arizona and new office space in California. The Company recorded cumulative ROU assets and liabilities of $70.7 million.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Six Months Ended
	July 1, 2022	July 2, 2021
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$259.9	$160.0
Operating ROU assets obtained in exchange of lease liabilities	88.1	11.0
Cash paid for:
Interest expense	$35.6	$52.6
Income taxes	202.8	43.7
Operating lease payments in operating cash flows	22.5	20.8

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions)

	As of
	July 1, 2022	December 31, 2021	July 2, 2021	December 31, 2020
Consolidated Balance Sheets:
Cash and cash equivalents	$1,791.6	$1,352.6	$1,091.1	$1,080.7
Restricted cash (included in other current assets)	18.0	20.1	1.4	0.8
Restricted cash (included in other non-current assets)	5.0	5.0	—	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$1,814.6	$1,377.7	$1,092.5	$1,081.5

As of July 1, 2022, $15.0 million of the restricted cash balance was held in escrow relating to the acquisition of GTAT and will be released to the former stockholders of GTAT upon satisfaction of certain outstanding items contained in the acquisition agreement.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	July 1, 2022	December 31, 2021
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 2.92% and —%, respectively	$500.0	$—
Term Loan "B" Facility due 2026, interest payable monthly at 3.67% and 2.10%, respectively	1,091.4	1,598.2
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	155.1	155.1
Gross long-term debt, including current maturities	$3,251.5	$3,258.3
Less: Debt discount (3)	(10.0)	(149.0)
Less: Debt issuance costs (4)	(28.9)	(34.7)
Net long-term debt, including current maturities	$3,212.6	$3,074.6
Less: Current maturities	(165.2)	(160.7)
Net long-term debt	$3,047.4	$2,913.9

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $4.7 million and $7.5 million for the Term Loan "B" Facility and $5.3 million and $5.8 million for the 3.875% Notes, in each case as of July 1, 2022 and December 31, 2021, respectively. Debt discount of $126.1 million for the 0% Notes and $9.6 million for the 1.625% Notes, in each case as of December 31, 2021. No debt discount as of July 1, 2022 for the 0% Notes and the 1.625% Notes due to the adoption of ASU 2020-06.
(4)Debt issuance costs of $10.9 million and $17.7 million for the Term Loan "B" Facility, $15.5 million and $14.1 million for the 0% Notes, $1.8 million and $2.0 million for the 3.875% Notes and $0.7 million and $0.9 million for the 1.625% Notes, in each case as of July 1, 2022 and December 31, 2021, respectively.

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of July 1, 2022 were as follows (in millions):

Period	Expected Maturities
Remainder of 2022	$160.6
2023	10.9
2024	511.0
2025	10.9
2026	1,053.1
Thereafter	1,505.0
Total	$3,251.5

The Company was in compliance with its covenants under all debt agreements as of July 1, 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Borrowings and Repayments under the Amended Credit Agreement

During the quarter ended July 1, 2022, the Company borrowed $500.0 million under the Revolving Credit Facility. These proceeds were used to prepay $500.0 million of borrowings under the Term Loan “B” Facility. The Company expensed $7.3 million of unamortized debt discount and issuance costs attributed to the partial pay-down as loss on debt refinancing and prepayment. As of July 1, 2022, the Company had approximately $1.5 billion available under the Revolving Credit Facility for future borrowings.

Adoption of ASU 2020-06

As described in Note 3: ''Recent Accounting Pronouncements,'' the Company adopted ASU 2020-06 using a modified retrospective method and increased long-term debt by eliminating debt discount of $135.7 million, reduced additional paid-in capital by $129.1 million and increased opening retained earnings by $27.1 million to reflect the cumulative effect of adoption as of January 1, 2022. The application of the if-converted method to determine the net income for diluted earnings and diluted weighted-average shares of common stock outstanding did not have a meaningful impact on the diluted net income per share of common stock under the treasury stock method previously applied.

1.625% Notes due 2023

The remaining outstanding principal amount of the 1.625% Notes, amounting to $155.1 million, net of unamortized issuance costs continues to be classified as a current portion of long-term debt as of July 1, 2022. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2022 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2022, and only during such calendar quarter.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Net income for basic earnings per share of common stock	$455.8	$184.1	$986.0	$274.0
Add: Interest on 1.625% Notes	0.5	—	1.0	—
Net income for diluted earnings per share of common stock	$456.3	$184.1	$987.0	$274.0

Basic weighted-average shares of common stock outstanding	434.2	427.7	433.8	420.5
Dilutive effect of share-based awards	1.3	2.0	1.9	2.4
Dilutive effect of convertible notes and warrants	11.5	13.9	12.4	21.6
Diluted weighted-average shares of common stock outstanding	447.0	443.6	448.1	444.5

Net income per share of common stock:
Basic	$1.05	$0.43	$2.27	$0.65
Diluted	$1.02	$0.42	$2.20	$0.62

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 0.9 million and 0.4 million

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

for the quarters ended July 1, 2022 and July 2, 2021, respectively, and 0.6 million and 0.6 million for the six months ended July 1, 2022 and July 2, 2021, respectively.

The dilutive impacts related to the 0% Notes and 1.625% Notes have been calculated using the if-converted method for the quarter and six months ended July 1, 2022 and using the treasury stock method for the quarter and six months ended July 2, 2021. While the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value, the 1.625% Notes are repayable in cash or shares of common stock for their entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively.

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

The Company used cash on hand of $89.7 million to repurchase 1.5 million shares of common stock for an aggregate purchase price of $89.6 million during the quarter and six months ended July 1, 2022. There were no repurchases during the quarter and six months ended July 2, 2021 under the Share Repurchase Program. As of July 1, 2022, the authorized amount remaining under the Share Repurchase Program was $1,206.2 million.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and six months ended July 1, 2022 were $4.5 million and $63.3 million, respectively, for which the Company withheld approximately 0.1 million and 1.0 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarter and six months ended July 2, 2021 were $3.5 million and $32.0 million, respectively, for which the Company withheld approximately 0.1 million and 0.8 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of July 1, 2022 but may be reissued or retired in the future. These deemed repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2021, the non-controlling interest balance was $19.0 million and, along with the $1.6 million share of the earnings for the six months ended July 1, 2022, increased to $20.6 million as of July 1, 2022.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021
Cost of revenue	$3.1	$4.9	$5.7	$8.2
Research and development	5.2	7.3	9.6	13.0
Selling and marketing	4.3	4.5	8.1	8.8
General and administrative	14.5	12.4	26.2	21.4
Share-based compensation expense	$27.1	$29.1	$49.6	$51.4
Income tax benefit	(5.7)	(6.1)	(10.4)	(10.8)
Share-based compensation expense, net of taxes	$21.4	$23.0	$39.2	$40.6

As of July 1, 2022, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $144.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for the quarter ended July 1, 2022 and 6% for the quarter and six months ended July 2, 2021.

Shares Available

As of July 1, 2022 and December 31, 2021, there was an aggregate of 39.8 million and 42.2 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the six months ended July 1, 2022 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2021	6.2	$28.60
Granted	1.7	60.13
Achieved	0.2	41.35
Released	(3.2)	24.99
Forfeited	(0.3)	35.25
Non-vested RSUs at July 1, 2022	4.6	42.76

Note 10: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2021 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of July 1, 2022, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of July 1, 2022, which reduced the Company's borrowing capacity. As of July 1, 2022, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $12.9 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of July 1, 2022. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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

Intellectual Property Matters

The Company faces risk of exposure from claims of infringement of the IP rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. Such letters may request royalty payments from the Company, that the Company cease and desist using certain IP, and/or request other remedies.

Note 11: Fair Value Measurements

Fair Value of Financial Instruments

The Company invests portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

As of July 1, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$19.0	$—	$—	$19.0	$19.0	$—	$—
Money market funds	1.0	—	—	1.0	1.0	—	—

Other current assets:
Corporate bonds	$21.1	$—	$—	$21.1	$—	$21.1	$—
Certificate of deposit	4.7	—	—	4.7	—	4.7	—
Commercial paper	7.4	—	—	7.4	2.5	4.9	—
US Treasury bonds	1.6	—	—	1.6	—	1.6	—

Other assets:
Corporate bonds	$11.0	$—	$—	$11.0	$—	$11.0	$—
US Treasury bonds	0.4	—	—	0.4	—	0.4	—

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
Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	July 1, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$789.5	$883.6	$664.8	$1,183.1
1.625% Notes	154.4	380.4	144.6	513.6
Other long-term debt	2,268.7	2,092.9	2,265.2	2,245.5

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 12: Financial Instruments

Foreign Currencies

As a multinational business, the Company engages in transactions that are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures and entering into trades for any currency to intentionally increase the underlying exposure. The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of July 1, 2022, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

As of July 1, 2022 and December 31, 2021, the Company had net outstanding foreign exchange contracts with notional amounts of $271.1 million and $288.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	July 1, 2022		December 31, 2021
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	60.1	60.1	33.2	33.2
Philippine Peso	57.6	57.6	67.1	67.1
Korean Won	42.5	42.5	44.1	44.1
Euro	22.2	22.2	65.9	65.9
Czech Koruna	16.4	16.4	15.0	15.0
Other Currencies - Buy	61.7	61.7	58.7	58.7
Other Currencies - Sell	(10.6)	10.6	(4.3)	4.3
	$249.9	$271.1	$279.7	$288.3

Amounts receivable or payable under the contracts are not material as of July 1, 2022 or December 31, 2021. During the quarters ended July 1, 2022 and July 2, 2021, realized and unrealized foreign currency transactions totaled a gain of $6.3 million and a loss of $1.6 million, respectively. During the six months ended July 1, 2022 and July 2, 2021, realized and unrealized foreign currency transactions totaled a gain of $8.2 million and $2.4 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Foreign Currency Risk

The purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be affected by changes in exchange rates. The Company enters into forward contracts that are designated as a foreign currency cash flow hedge of a forecasted payment denominated in a currency other than U.S. Dollars. For the quarters ended July 1, 2022 and July 2, 2021, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. The notional amounts of the interest rate swap agreements outstanding as of July 1, 2022 and July 2, 2021 amounted to $750.0 million and $1.5 billion, respectively. The fair value of the interest rate swaps totaled $29.0 million as of July 1, 2022, of which approximately $14.7 million was included in other current assets and approximately $14.3 million was included in other non-current assets. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of July 1, 2022 and July 2, 2021.

Other

As of July 1, 2022, the Company had no outstanding commodity derivatives, currency swaps, options, or equity investments held at subsidiaries or affiliated companies.

Note 13: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $1.1 million and $1.9 million of net interest and penalties accrued as of July 1, 2022 and July 2, 2021, respectively. It is reasonably possible that $64.8 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan and Hong Kong net operating losses, which are projected to expire prior to utilization.

The Company is currently under IRS examination for the 2017 and 2018 tax year. Tax years prior to 2017 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2017. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2012. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2021	$(44.4)	$3.8	$(40.6)
Other comprehensive income (loss) prior to reclassifications	(6.6)	18.1	11.5
Amounts reclassified from accumulated other comprehensive loss	—	(0.2)	(0.2)
Net current period other comprehensive income (loss) (1)	(6.6)	17.9	11.3
Balance as of July 1, 2022	$(51.0)	$21.7	$(29.3)

(1)     Effects of cash flow hedges are net of tax expense of $5.5 million for the six months ended July 1, 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended		Six Months Ended
	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021	To caption
Interest rate swaps	$(0.5)	$4.8	$0.2	$9.4	Interest expense
Total reclassifications	$(0.5)	$4.8	$0.2	$9.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended July 1, 2022, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K.

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

onsemi’s intelligent power allows our customers to exceed range targets with lower weight and reduce system costs through efficiency. With our sensing integration, we believe onsemi’s intelligent power solutions achieve higher efficiencies compared to our peers and allow lower temperature operation, reducing cooling requirements, saving costs and minimizing weight while delivering the required power with less die per module and achieving higher range for a given battery capacity. onsemi’s intelligent sensing solutions offer proprietary features in smaller packages that support customers' use cases. We believe our intelligent sensing technology offers advanced features to achieve optimal results and our product integration drives improved efficiency. This performance is delivered in a smaller footprint while reducing system latency to increase safety and throughput by providing a proprietary feature set to solve different use cases.

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

As of July 1, 2022, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

Business Strategy Developments

Our primary focus continues to be on gross margin and operating margin expansion, while at the same time achieving revenue growth in our focused end-markets of automotive and industrial infrastructure, as well as focusing on profitable growth opportunities in other end-markets, including obtaining longer-term supply arrangements with strategic end-customers. We are also focused on achieving efficiencies in our operating expenditures. We believe we have made significant progress on gross margin and operating margin expansion by focusing our capital allocation on research and development investments and resources to accelerate growth in high-margin products and end-markets. Additionally, we continue to rationalize our product portfolio by moving away from non-differentiated products, which have had historically lower gross margins.

During the first half of 2022, we divested our six-inch front-end wafer manufacturing facility in Oudenaarde, Belgium, for an aggregate consideration of approximately $19.9 million and our eight-inch front-end wafer manufacturing facility in South Portland, Maine, for an aggregate consideration of approximately $80.0 million. Additionally, we have signed wafer supply agreements with the buyers of the Belgium and South Portland, Maine manufacturing facilities to ensure that there is no disruption in our ability to meet customer demand for our products. Also, during the second quarter of 2022, we divested our non-strategic GTAT Sapphire business in Salem, Massachusetts for a nominal consideration. We are also exploring the sale of certain other manufacturing facilities. We believe these actions, among others, will allow us to transition to a lighter internal fabrication model where our financial performance will be less volatile and not as heavily influenced by our internal manufacturing volumes. As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future.

As part of our ongoing strategy, we continue to focus on sustainability. During 2021, we announced our commitment to achieving net zero emissions by 2040. As we initiate steps to achieve our sustainability goals, additional investments may be required in the future in connection with such actions, although the timing and amounts of such investments are uncertain at this time.

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

We have implemented proactive preventative protocols and updated our business practices in response to the ongoing COVID-19 pandemic. These changes are intended to safeguard our employees, contractors, suppliers and communities. While all of our global manufacturing sites and most of our distribution centers are currently operational, the ongoing COVID-19 pandemic and its effects are impacting and will likely continue to impact market conditions and operations worldwide, including the operations of our company; government mandates may order us to curtail production levels or temporarily suspend manufacturing or distribution operations in response to further outbreaks or new COVID-19 variants.

Results of Operations

Quarter Ended July 1, 2022 compared to the Quarter Ended July 2, 2021

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	July 1, 2022	July 2, 2021	Dollar Change
Revenue	$2,085.0	$1,669.9	$415.1
Cost of revenue (exclusive of amortization shown below)	1,047.9	1,029.8	18.1
Gross profit	1,037.1	640.1	397.0
Operating expenses:
Research and development	161.6	166.3	(4.7)
Selling and marketing	73.1	76.1	(3.0)
General and administrative	83.2	73.2	10.0
Amortization of acquisition-related intangible assets	21.9	24.8	(2.9)
Restructuring, asset impairments and other, net	(1.7)	17.5	(19.2)
Goodwill and intangible asset impairment	115.0	—	115.0
Total operating expenses	453.1	357.9	95.2
Operating income	584.0	282.2	301.8
Other income (expense), net:
Interest expense	(22.1)	(33.1)	11.0
Interest income	1.1	0.2	0.9
Loss on debt refinancing and prepayment	(7.3)	(26.2)	18.9
Gain on divestiture of business	1.9	—	1.9
Other income (expense)	6.4	(1.1)	7.5
Other income (expense), net	(20.0)	(60.2)	40.2
Income before income taxes	564.0	222.0	342.0
Income tax provision	(107.4)	(37.9)	(69.5)
Net income	456.6	184.1	272.5
Less: Net income attributable to non-controlling interest	(0.8)	—	(0.8)
Net income attributable to ON Semiconductor Corporation	$455.8	$184.1	$271.7

Revenue

Revenue was $2,085.0 million and $1,669.9 million for the quarters ended July 1, 2022 and July 2, 2021, respectively, representing an increase of $415.1 million, or approximately 25%. We had one customer, a distributor, whose revenue accounted for approximately 12% and 14% of our total revenue for the quarters ended July 1, 2022 and July 2, 2021, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 1, 2022	As a % of Total Revenue (1)	Quarter Ended July 2, 2021	As a % of Total Revenue (1)
PSG	$1,057.0	50.7%	$846.6	50.7%
ASG	716.7	34.4%	607.6	36.4%
ISG	311.3	14.9%	215.7	12.9%
Total revenue	$2,085.0		$1,669.9

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $210.4 million, or approximately 25%, for the quarter ended July 1, 2022 compared to the quarter ended July 2, 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $166.8 million and $43.6 million, respectively, primarily due to our strategy to focus on a product mix that yields higher margins and an increase in average selling prices driven by strong market demand, compared to the quarter ended July 2, 2021.

Revenue from ASG increased by $109.1 million, or approximately 18%, for the quarter ended July 1, 2022 compared to the quarter ended July 2, 2021. The revenue from our Automotive Division, Mobile, Computing and Cloud Division and Industrial Solutions Division increased by $41.2 million, $39.7 million and $34.9 million, respectively. The increases were primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the quarter ended July 2, 2021.

Revenue from ISG increased by $95.6 million, or approximately 44%, for the quarter ended July 1, 2022 compared to the quarter ended July 2, 2021, largely driven by an increase in revenue from our Automotive Sensing Division of $99.5 million. The increase was due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the quarter ended July 2, 2021.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended July 1, 2022	As a % of Total Revenue (1)	Quarter Ended July 2, 2021	As a % of Total Revenue (1)
Singapore	$555.7	26.7%	$533.0	31.9%
Hong Kong	584.4	28.0%	449.3	26.9%
United Kingdom	359.8	17.3%	276.5	16.6%
United States	361.2	17.3%	225.6	13.5%
Other	223.9	10.7%	185.5	11.1%
Total revenue	$2,085.0		$1,669.9

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended July 1, 2022	As a % of Segment Revenue (1)	Quarter Ended July 2, 2021	As a % of Segment Revenue (1)

PSG	$511.2	48.4%	$314.3	37.1%
ASG	380.3	53.1%	252.3	41.5%
ISG	145.6	46.8%	73.5	34.1%
Total gross profit	$1,037.1	49.7%	$640.1	38.3%

(1)Certain amounts may not total due to rounding of individual amounts.

Our gross profit increased by $397.0 million, or approximately 62%, from $640.1 million for the quarter ended July 2, 2021 to $1,037.1 million for the quarter ended July 1, 2022. Our gross margin increased to 49.7% for the quarter ended July 1, 2022 from 38.3% for the quarter ended July 2, 2021.

The significant increase in both gross profit and gross margin was primarily driven by higher revenue, particularly in the automotive and industrial end-markets, a favorable product mix, and manufacturing efficiencies in our internal factories.
Operating Expenses

Research and development expenses were $161.6 million for the quarter ended July 1, 2022, as compared to $166.3 million for the quarter ended July 2, 2021, representing a decrease of $4.7 million, or approximately 3%. The decrease was primarily due to a reduction in payroll-related expenses as a result of the restructuring programs implemented during 2021.

Selling and marketing expenses were $73.1 million for the quarter ended July 1, 2022, as compared to $76.1 million for the quarter ended July 2, 2021, representing a decrease of $3.0 million, or approximately 4%. The decrease was primarily due to a reduction in payroll-related expenses as a result of the restructuring programs implemented during 2021.

General and administrative expenses were $83.2 million for the quarter ended July 1, 2022, as compared to $73.2 million for the quarter ended July 2, 2021, representing an increase of $10.0 million, or approximately 14%. The increase was primarily due to higher variable compensation and payroll-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $21.9 million for the quarter ended July 1, 2022, as compared to $24.8 million for the quarter ended July 2, 2021, representing a decrease of $2.9 million, or approximately 12%. The decrease in expense was primarily due to full amortization of certain of our technology-related assets from our previous acquisitions during 2021.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was a credit of $1.7 million for the quarter ended July 1, 2022, as compared to $17.5 million for the quarter ended July 2, 2021. There were no new restructuring programs implemented during the quarter ended July 1, 2022. The credit includes a gain from the sale of an office building. Amounts incurred for the quarter ended July 2, 2021 primarily relate to the 2021 involuntary severance plan. For additional information, see Note 5: Restructuring, Asset Impairments and Other, Net in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was $115.0 million for the quarter ended July 1, 2022, as compared to zero for the quarter ended July 2, 2021. During the the quarter ended July 1, 2022, the Company recorded a goodwill impairment charge of $115.0 million, which represented a portion of the goodwill assigned to a reporting unit within ASG as a result of a shift in our focus on long-term product mix in our strategic markets. For additional information, see Note 6: Balance Sheet Information and Other in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $11.0 million to $22.1 million during the quarter ended July 1, 2022, as compared to $33.1 million during the quarter ended July 2, 2021. The decrease was primarily due to a lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06, lower interest rates as a result of interest rate swap contracts, and a decrease in our long-term debt. Our average gross long-term debt balance (including current maturities) for the quarter ended July 1, 2022 was $3,253.0 million at a weighted-average interest rate of 2.7%, as compared to $3,374.7 million at a weighted-average interest rate of 3.9% for the quarter ended July 2, 2021.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment was $7.3 million for the quarter ended July 1, 2022, as compared to $26.2 million for the quarter ended July 2, 2021. The loss on debt refinancing and prepayment for the quarter ended July 2, 2021 related to the partial prepayment of the Term Loan "B" Facility.

Gain on Divestiture of Business

Gain on divestiture of a business was $1.9 million during the quarter ended July 1, 2022, as compared to zero for the quarter ended July 2, 2021. The gain relates to the divestiture of the South Portland, Maine manufacturing facility and the sale of the non-strategic GTAT Sapphire business in Salem, Massachusetts. See Note 4: ''Acquisition and Divestitures'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was an income of $6.4 million during the quarter ended July 1, 2022, compared to an expense of $1.1 million during the quarter ended July 2, 2021. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision

We recorded an income tax provision of $107.4 million and $37.9 million for the quarters ended July 1, 2022 and July 2, 2021, respectively, representing effective tax rates of 19.0% and 17.1%. The increase in our effective tax rate was substantially driven by the impact of goodwill impairments, which are not deductible for tax purposes.

For additional information, see Note 13: ''Income Taxes'' and Note 6: ''Balance Sheet Information and Other'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended July 1, 2022 compared to the Six Months Ended July 2, 2021

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	July 1, 2022	July 2, 2021	Dollar Change
Revenue	$4,030.0	$3,151.6	$878.4
Cost of revenue (exclusive of amortization shown below)	2,031.6	1,990.3	41.3
Gross profit	1,998.4	1,161.3	837.1
Operating expenses:
Research and development	318.4	339.9	(21.5)
Selling and marketing	144.2	155.0	(10.8)
General and administrative	161.1	145.6	15.5
Amortization of acquisition-related intangible assets	43.2	49.8	(6.6)
Restructuring, asset impairments and other, net	(14.7)	60.0	(74.7)
Goodwill and intangible asset impairment	115.0	2.9	112.1
Total operating expenses	767.2	753.2	14.0
Operating income	1,231.2	408.1	823.1
Other income (expense), net:
Interest expense	(43.7)	(66.5)	22.8
Interest income	1.5	0.6	0.9
Loss on debt refinancing and prepayment	(7.3)	(26.2)	18.9
Gain on divestiture of business	1.9	—	1.9
Other income (expense)	8.5	3.4	5.1
Other income (expense), net	(39.1)	(88.7)	49.6
Income before income taxes	1,192.1	319.4	872.7
Income tax provision	(204.5)	(45.0)	(159.5)
Net income	987.6	274.4	713.2
Less: Net income attributable to non-controlling interest	(1.6)	(0.4)	(1.2)
Net income attributable to ON Semiconductor Corporation	$986.0	$274.0	$712.0

Revenue

Revenue was $4,030.0 million and $3,151.6 million for the six months ended July 1, 2022 and six months ended July 2, 2021, respectively, representing an increase of $878.4 million, or approximately 28%. We had one customer, a distributor, whose revenue accounted for approximately 12% of our total revenue for the six months ended July 1, 2022, and July 2, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 1, 2022	As a % of Total Revenue (1)	Six Months Ended July 2, 2021	As a % of Total Revenue (1)
PSG	$2,043.7	50.7%	$1,593.6	50.6%
ASG	1,406.0	34.9%	1,139.1	36.1%
ISG	580.3	14.4%	418.9	13.3%
Total revenue	$4,030.0		$3,151.6

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $450.1 million, or approximately 28%, for the six months ended July 1, 2022 compared to the six months ended July 2, 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $337.4 million and $112.7 million, respectively, primarily due to our strategy to focus on product mix hat yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the six months ended July 2, 2021.

Revenue from ASG increased by $266.9 million, or approximately 23%, for the six months ended July 1, 2022 compared to the six months ended July 2, 2021. The revenue from our Automotive Division, Industrial Solutions Division and Mobile, Computing and Cloud Division increased by $96.4 million, $88.3 million and $82.8 million, respectively. The increases were primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the six months ended July 2, 2021.

Revenue from ISG increased by $161.4 million, or approximately 39%, for the six months ended July 1, 2022 compared to the six months ended July 2, 2021. The increase was largely due to an increase in revenue from our Automotive Sensing Division of $161.7 million. The increase was primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the six months ended July 2, 2021.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Six Months Ended July 1, 2022	As a % of Total Revenue (1)	Six Months Ended July 2, 2021	As a % of Total Revenue (1)
Singapore	$1,111.5	27.6%	$1,042.0	33.1%
Hong Kong	1,114.0	27.6%	791.5	25.1%
United Kingdom	705.2	17.5%	545.4	17.3%
United States	673.0	16.7%	409.9	13.0%
Other	426.3	10.6%	362.8	11.5%
Total revenue	$4,030.0		$3,151.6

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended July 1, 2022	As a % of Segment Revenue (1)	Six Months Ended July 2, 2021 (2)	As a % of Segment Revenue (1)

PSG	$985.9	48.2%	$560.8	35.2%
ASG	747.0	53.1%	459.1	40.3%
ISG	265.5	45.8%	141.4	33.8%
Total gross profit	$1,998.4	49.6%	$1,161.3	36.8%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit was $1,998.4 million for the six months ended July 1, 2022 compared to $1,161.3 million for the six months ended July 2, 2021. Gross profit increased by $837.1 million, or approximately 72%. Gross margin increased to 49.6% for the six months ended July 1, 2022 from 36.8% for the six months ended July 2, 2021.

The significant increase in both gross profit and gross margin was primarily driven by higher revenue, particularly in the automotive and industrial end-markets, a favorable product mix, and manufacturing efficiencies in our internal factories.

Operating Expenses

Research and development expenses were $318.4 million for the six months ended July 1, 2022, as compared to $339.9 million for the six months ended July 2, 2021, representing a decrease of $21.5 million, or approximately 6%. The decrease was primarily due to a reduction in payroll-related expenses as a result of the restructuring programs implemented during 2021.

Selling and marketing expenses were $144.2 million for the six months ended July 1, 2022, as compared to $155.0 million for the six months ended July 2, 2021, representing a decrease of $10.8 million, or approximately 7%. The decrease was primarily due to a reduction in payroll-related expenses as a result of the restructuring programs implemented during 2021.

General and administrative expenses were $161.1 million for the six months ended July 1, 2022, as compared to $145.6 million for the six months ended July 2, 2021, representing an increase of $15.5 million, or approximately 11%. The increase was primarily due higher variable compensation and stock compensation.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $43.2 million and $49.8 million for the six months ended July 1, 2022 and six months ended July 2, 2021, respectively, representing a decrease of $6.6 million, or approximately 13%. The decrease in expense was primarily due to full amortization of certain of our technology-related assets from our previous acquisitions during 2021.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was a credit of $14.7 million for the six months ended July 1, 2022, as compared to $60.0 million for the six months ended July 2, 2021, representing a decrease of $74.7 million. There were no new restructuring programs implemented during the six months ended July 1, 2022. The credit is primarily due to a gain from the sale of two office buildings and a reduction in workforce restructuring expenses, offset by an asset impairment of the GTAT Sapphire business. Amounts incurred for the six months ended July 2, 2021 primarily relate to the 2021 involuntary severance plan. For additional information, see Note 5: Restructuring, Asset Impairments and Other, Net in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was $115.0 million for the six months ended July 1, 2022, as compared to $2.9 million for the six months ended July 2, 2021. During the second quarter of 2022, the Company recorded a goodwill impairment charge of $115.0 million, which represented a portion of the goodwill assigned to a reporting unit within ASG as a result of a shift in our focus on long-term product mix in our strategic markets. See Note 6: ''Balance Sheet Information and Other'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Interest Expense

Interest expense decreased by $22.8 million to $43.7 million during the six months ended July 1, 2022, as compared to $66.5 million during the six months ended July 2, 2021. The decrease was primarily due to the lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06, lower interest rates as a result of interest rate swap contracts, and a decrease in our long-term debt. Our average gross long-term debt balance (including current maturities) for the six months ended July 1, 2022 was $3,255.0 million at a weighted-average interest rate of 2.7%, as compared to $3,451.8 million at a weighted-average interest rate of 3.9% for the six months ended July 2, 2021.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment was $7.3 million for the six months ended July 1, 2022, as compared to $26.2 million for the six months ended July 2, 2021. The loss on debt refinancing and prepayment for the six months ended July 2, 2021 primarily related to the partial prepayment of the Term Loan "B" Facility.

Gain on Divestiture of Business

Gain on divestiture of a business was $1.9 million during the six months ended July 1, 2022, as compared to zero for the six months ended July 2, 2021. The gain relates to the divestiture of the South Portland, Maine manufacturing facility and the sale of the non-strategic GTAT Sapphire business in Salem, Massachusetts. See Note 4: ''Acquisition and Divestitures'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was income of $8.5 million for the six months ended July 1, 2022 as compared to income of $3.4 million for the six months ended July 2, 2021. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision

We recorded an income tax provision of $204.5 million and $45.0 million during the six months ended July 1, 2022 and July 2, 2021, respectively, representing effective tax rates of 17.2% and 14.1%. The increase in our effective tax rate was substantially driven by the impact of goodwill impairments, which are not deductible for tax purposes.

For additional information, see Note 13: ''Income Taxes'' and Note 6: ''Balance Sheet Information and Other'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

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

Sources and Uses of Cash

Our balance of cash and cash equivalents was $1,791.6 million as of July 1, 2022. We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock.

Our principal sources of liquidity are cash on hand, cash generated from operations, funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand. We also have the ability to utilize our Revolving Credit Facility, which has approximately $1.5 billion available for future borrowings.

We believe that the key factors that could affect our internal and external sources of cash include:

•Changes in demand for our products, including as a result of the COVID-19 pandemic, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency, inflationary pressures, and our ability to make the research and development expenditures required to remain competitive in our business; and
•Our access to bank financing and the debt and equity capital markets that could impair our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

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

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures for inventory, operating expenditures and capital expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. During the six months ended July 1, 2022 and July 2, 2021, we paid $391.9 million and $181.8 million, respectively, for capital expenditures. We expect our capital expenditures to be in the range of 12% to 14% of revenue in 2022 to expand our manufacturing capabilities to meet the market demands and further improve our manufacturing cost structure. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

Primary Cash Flow Sources

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $899.4 million and $706.5 million for the six months ended July 1, 2022 and July 2, 2021, respectively. The increase of $192.9 million was primarily attributable to a significant increase in net income due to our strategy to focus on a product mix that yields higher margins combined with better economic conditions resulting in increased demand for our products. Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows, and each of these components is discussed below.

Working Capital

Working capital, calculated as total current assets less total current liabilities, fluctuates depending on end-market demand and our effective management of certain items such as receivables, inventory and payables. Our working capital, excluding cash and cash equivalents and the current portion of long-term debt, was $1,445.6 million as of July 1, 2022, and has fluctuated between $1,445.6 million and $885.0 million at the end of each of our last eight fiscal quarters. Our working capital, including cash and cash equivalents and the current portion of long-term debt, was $3,072.0 million as of July 1, 2022, and has fluctuated between $3,072.0 million and $1,457.6 million at the end of each of our last eight fiscal quarters. We expect an increase in capital expenditures during 2022.

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

Debt Guarantees and Related Covenants

As of July 1, 2022, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended July 1, 2022.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 1, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2021 Form 10-K, except for the below.

Downturns or volatility in general economic conditions, as well as general macroeconomic trends and impacts, could have an adverse impact on our business, results of operations, financial condition and cash flows.

Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically, yet we could experience period-to-period fluctuations in operating results due to general industry or economic conditions and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended July 1, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
April 2, 2022 - April 29, 2022	—	—	—	1,295.8
April 30, 2022 - May 27, 2022	—	—	—	1,295.8
May 28, 2022 - July 1, 2022	1,500,000	59.76	1,500,000	1,206.2
Total	1,500,000	59.76	1,500,000

(1)    These time periods represent our fiscal month start and end dates for the second quarter of 2022.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were 1.5 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended July 1, 2022. As of July 1, 2022, the authorized amount remaining under the Share Repurchase Program was $1,206.2 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Form of Restricted Stock Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement)(1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	August 1, 2022	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)