Form 10-Q
period 2022-09-30
ON SEMICONDUCTOR CORP
filed 2022-10-31
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on October 26, 2022:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	432,423,573

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AEC	Automotive Electronics Council
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
CAMT	Corporate alternative minimum tax
Commission or SEC	Securities and Exchange Commission
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GTAT	GT Advanced Technologies Inc.
IP	Intellectual property
IPRD	In-process research and development
IRS	United States Internal Revenue Service
OEM	Original Equipment Manufacturer
QCS	Division within ASG, primarily associated with the legacy Quantenna division
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,450.2	$1,352.6
Receivables, net	857.3	809.4
Inventories	1,575.4	1,379.5
Assets held-for-sale	135.0	—
Other current assets	291.5	240.1
Total current assets	5,309.4	3,781.6
Property, plant and equipment, net	2,762.1	2,524.3
Goodwill	1,600.4	1,937.5
Intangible assets, net	373.8	495.7
Deferred tax assets	409.9	366.3
Other assets	645.1	520.6
Total assets	$11,100.7	$9,626.0
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Accounts payable	$791.7	$635.1
Accrued expenses and other current liabilities	766.7	747.6
Liabilities held-for-sale	37.3	—
Current portion of long-term debt	165.3	160.7
Total current liabilities	1,761.0	1,543.4
Long-term debt	3,046.5	2,913.9
Deferred tax liabilities	30.5	43.2
Other long-term liabilities	586.1	521.1
Total liabilities	5,424.1	5,021.6
Commitments and contingencies (Note 11)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 606,766,278 and 603,044,079 issued, 432,406,805 and 432,472,818 outstanding, respectively)	6.1	6.0
Additional paid-in capital	4,598.8	4,633.3
Accumulated other comprehensive loss	(23.4)	(40.6)
Accumulated earnings	3,760.1	2,435.1
Less: Treasury stock, at cost: 174,359,473 and 170,571,261 shares, respectively	(2,685.6)	(2,448.4)
Total ON Semiconductor Corporation stockholders’ equity	5,656.0	4,585.4
Non-controlling interest	20.6	19.0
Total stockholders' equity	5,676.6	4,604.4
Total liabilities and stockholders' equity	$11,100.7	$9,626.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Revenue	$2,192.6	$1,742.1	$6,222.6	$4,893.7
Cost of revenue (exclusive of amortization shown below)	1,134.3	1,021.3	3,165.9	3,011.6
Gross profit	1,058.3	720.8	3,056.7	1,882.1
Operating expenses:
Research and development	145.4	154.5	463.8	494.4
Selling and marketing	69.5	68.4	213.7	223.4
General and administrative	84.9	75.7	246.0	221.3
Amortization of acquisition-related intangible assets	21.9	24.7	65.1	74.5
Restructuring, asset impairments and other, net	40.3	(1.7)	25.6	58.3
Goodwill and intangible asset impairment	271.8	—	386.8	2.9
Total operating expenses	633.8	321.6	1,401.0	1,074.8
Operating income	424.5	399.2	1,655.7	807.3
Other income (expense), net:
Interest expense	(23.7)	(31.9)	(67.4)	(98.4)
Interest income	4.9	0.5	6.4	1.1
Loss on debt refinancing and prepayment	—	—	(7.3)	(26.2)
Gain on divestiture of business	0.2	10.2	2.1	10.2
Other income (expense)	0.9	(5.8)	9.4	(2.4)
Other income (expense), net	(17.7)	(27.0)	(56.8)	(115.7)
Income before income taxes	406.8	372.2	1,598.9	691.6
Income tax provision	(94.9)	(61.8)	(299.4)	(106.8)
Net income	311.9	310.4	1,299.5	584.8
Less: Net income attributable to non-controlling interest	—	(0.7)	(1.6)	(1.1)
Net income attributable to ON Semiconductor Corporation	$311.9	$309.7	$1,297.9	$583.7

Net income for diluted earnings per share of common stock (Note 9)	312.4	309.7	$1,299.4	$583.7
Net income per share of common stock:
Basic	$0.72	$0.72	$2.99	$1.38
Diluted	$0.70	$0.70	$2.90	$1.32
Weighted-average shares of common stock outstanding:
Basic	432.9	430.6	433.5	423.8
Diluted	448.7	440.7	448.3	443.1

Comprehensive income, net of tax:
Net income	$311.9	$310.4	$1,299.5	$584.8
Foreign currency translation adjustments	(1.8)	(0.3)	(8.4)	(2.8)
Effects of cash flow hedges and other adjustments	7.7	3.9	25.6	11.8
Other comprehensive income, net of tax	5.9	3.6	17.2	9.0
Comprehensive income	317.8	314.0	1,316.7	593.8
Comprehensive income attributable to non-controlling interest	—	(0.7)	(1.6)	(1.1)
Comprehensive income attributable to ON Semiconductor Corporation	$317.8	$313.3	$1,315.1	$592.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1
Shares issued pursuant to the ESPP	149,300	—	6.0	—	—	—	—	—	6.0
RSUs and stock grant awards issued	189,202	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	92	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(90)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(58,559)	(4.1)	—	(4.1)
Share-based compensation	—	—	26.9	—	—	—	—	—	26.9
Repurchase of common stock	—	—	—	—	—	(1,196,000)	(80.1)	—	(80.1)
Comprehensive income	—	—	—	5.9	311.9	—	—	—	317.8
Balance at September 30, 2022	606,766,278	$6.1	$4,598.8	$(23.4)	$3,760.1	(174,359,473)	$(2,685.6)	$20.6	$5,676.6

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	403,518	—	18.2	—	—	—	—	—	18.2
RSUs and stock grant awards issued	3,318,351	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	330	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(322)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,091,890)	(67.4)	—	(67.4)
Share-based compensation	—	—	76.5	—	—	—	—	—	76.5
Repurchase of common stock	—	—	—	—	—	(2,696,000)	(169.8)	—	(169.8)
Comprehensive income	—	—	—	17.2	1,297.9	—	—	1.6	1,316.7
Balance at September 30, 2022	606,766,278	$6.1	$4,598.8	$(23.4)	$3,760.1	(174,359,473)	$(2,685.6)	$20.6	$5,676.6

Balance at July 2, 2021	599,397,171	$6.0	$4,470.3	$(52.2)	$1,699.5	(168,864,960)	$(2,339.2)	$20.0	$3,804.4
Shares issued pursuant to the ESPP	171,146	—	5.5	—	—	—	—	—	5.5
RSUs and stock grant awards issued	170,159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(49,512)	(2.2)	—	(2.2)
Share-based compensation	—	—	22.7	—	—	—	—	—	22.7
Comprehensive income	—	—	—	3.6	309.7	—	—	0.7	314.0
Balance at October 1, 2021	599,738,476	$6.0	$4,498.5	$(48.6)	$2,009.2	(168,914,472)	$(2,341.4)	$20.7	$4,144.4

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	570,732	—	17.6	—	—	—	—	—	17.6
RSUs and stock grant awards issued	2,782,381	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,425,239	0.1	(141.7)	—	—	—	—	—	(141.6)
Partial settlement of warrants - 1.625% Notes	6,764,734	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	339.0	—	—	(9,120,930)	(339.0)		—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	6.5	—	—	—	—	—	6.5
Payment of tax withholding for RSUs	—	—	—	—	—	(869,732)	(34.2)	—	(34.2)
Share-based compensation	—	—	74.1	—	—	—	—	—	74.1
Comprehensive income	—	—	—	9.0	583.7	—	—	1.1	593.8
Balance at October 1, 2021	599,738,476	$6.0	$4,498.5	$(48.6)	$2,009.2	(168,914,472)	$(2,341.4)	$20.7	$4,144.4
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 30, 2022	October 1, 2021
Cash flows from operating activities:
Net income	$1,299.5	$584.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418.6	456.4
(Gain) loss on sale or disposal of fixed assets	(33.1)	2.3
Gain on divestiture of business	(2.1)	(10.2)
Loss on debt refinancing and prepayment	7.3	26.2
Amortization of debt discount and issuance costs	8.6	8.0
Share-based compensation	76.5	74.1
Non-cash interest on convertible notes	—	17.6
Non-cash asset impairment charges	18.6	10.8
Goodwill and intangible asset impairment charges	386.8	—
Change in deferred tax balances	(64.6)	39.5
Other	0.6	0.2
Changes in assets and liabilities (exclusive of divestitures):
Receivables	(67.2)	(38.1)
Inventories	(196.9)	(71.5)
Other assets	(48.6)	(32.0)
Accounts payable	68.8	25.6
Accrued expenses and other current liabilities	4.8	55.6
Other long-term liabilities	24.2	6.1
Net cash provided by operating activities	$1,901.8	$1,155.4
Cash flows from investing activities:
Purchase of property, plant and equipment	$(663.0)	$(275.0)
Proceeds from sale of property, plant and equipment	59.0	6.6
Deposits made for purchase of property, plant and equipment	(53.7)	(21.5)
Divestiture of business, net of cash transferred	90.5	3.4
Purchase of available-for-sale securities	(18.0)	(43.8)
Proceeds from sale or maturity of available-for-sale securities	24.0	2.8
Payments related to prior acquisition	(2.4)	—
Net cash used in investing activities	$(563.6)	$(327.5)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$18.2	$18.5
Payment of tax withholding for RSUs	(67.4)	(34.2)
Repurchase of common stock	(166.9)	—
Issuance and borrowings under debt agreements	500.0	787.3
Reimbursement of debt issuance costs	—	2.7
Payment of debt issuance and other financing costs	—	(3.8)
Repayment of borrowings under debt agreements	(509.5)	(1,218.8)
Payment for purchase of bond hedges	—	(160.3)
Proceeds from issuance of warrants	—	93.8
Payments related to prior acquisition	—	(3.0)
Financing lease payment	(12.5)	—
Dividend to non-controlling shareholder	(2.2)	—
Net cash used in financing activities	$(240.3)	$(517.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.2)	(1.0)
Net increase in cash, cash equivalents and restricted cash	1,094.7	309.1
Cash, cash equivalents and restricted cash, beginning of period (Note 7)	1,377.7	1,081.5
Cash, cash equivalents and restricted cash, end of period (Note 7)	$2,472.4	$1,390.6

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

The Company is organized into the following three operating and reportable segments:

•The Power Solutions Group ("PSG");
•The Advanced Solutions Group ("ASG"); and
•The Intelligent Sensing Group ("ISG").

The Company's fiscal calendar year begins on January 1 and ends on December 31. The fiscal quarters contain a thirteen-week accounting period. Minor day adjustments are required in the first and fourth quarters to account for the Company's fiscal calendar year's starting and ending dates. The quarters ended September 30, 2022 and October 1, 2021 contained 91 days each. The nine months ended September 30, 2022 and October 1, 2021 contained 273 and 274 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and nine months ended September 30, 2022 have been prepared following generally accepted accounting principles in the United States of America ("GAAP"). Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2021 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for audited financial statements. In the opinion of the Company's management, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 14, 2022 (the "2021 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions and (iv) testing for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts ("Long-term Supply Agreements" or "LTSA's") for which the remaining performance obligations as of September 30, 2022 were approximately $14.1 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 31% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total sales estimates are based on negotiated contract prices and demand quantities, and could be influenced by manufacturing issues, supply chain constraints, and modifications to customer agreements, among other things. Accordingly, the amount represented by remaining performance obligations may not be indicative of the actual revenue recognized for future periods.

A portion of our LTSA’s include non-cancellable capacity payments which secure production availability for our customers' orders or represent deposits, which prepay a portion of a given customer’s product obligation. During the quarter and nine months ended September 30, 2022, the Company recorded capacity payments of $67.8 million and $104.1 million, respectively, which were recorded within contract liabilities. As of September 30, 2022, $22.3 million of the capacity payments were recorded in accounts receivable. Capacity payments totaled $143.8 million as of September 30, 2022, of which $40.3 million and $103.5 million were recorded as current liabilities and other long-term liabilities, respectively. Contract assets were $13.1 million as of September 30, 2022. During the quarter and nine months ended September 30, 2022, $4.7 million and $13.8 million, respectively, was recognized as revenue for satisfying the associated performance obligations.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended September 30, 2022:
Revenue from external customers	$1,116.1	$734.3	$342.2	$2,192.6
Gross profit	$508.5	$381.7	$168.1	$1,058.3
For the quarter ended October 1, 2021:
Revenue from external customers	$892.1	$613.5	$236.5	$1,742.1
Gross profit	$346.0	$280.1	$94.7	$720.8
For the nine months ended September 30, 2022:
Revenue from external customers	$3,159.8	$2,140.3	$922.5	$6,222.6
Gross profit	$1,494.4	$1,128.7	$433.6	$3,056.7
For the nine months ended October 1, 2021:
Revenue from external customers	$2,485.7	$1,752.6	$655.4	$4,893.7
Gross profit	$906.8	$739.2	$236.1	$1,882.1

The Company had one customer, a distributor, whose revenue accounted for approximately 12% and 14% of the Company's total revenue for the quarters ended September 30, 2022 and October 1, 2021, respectively, and 12% and 13% of the Company's total revenue for the nine months ended September 30, 2022, and October 1, 2021.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended September 30, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$351.2	$192.7	$74.0	$617.9
Singapore	284.2	203.2	56.6	544.0
United Kingdom	192.3	113.7	66.5	372.5
United States	208.1	117.3	90.0	415.4
Other	80.3	107.4	55.1	242.8
Total	$1,116.1	$734.3	$342.2	$2,192.6

Sales Channel
Distributors	$726.0	$368.1	$187.4	$1,281.5
Direct Customers	390.1	366.2	154.8	911.1
Total	$1,116.1	$734.3	$342.2	$2,192.6

	Nine Months Ended September 30, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$980.7	$548.4	$202.8	$1,731.9
Singapore	857.0	658.0	140.5	1,655.5
United Kingdom	561.9	329.6	186.2	1,077.7
United States	533.1	316.5	238.7	1,088.3
Other	227.1	287.8	154.3	669.2
Total	$3,159.8	$2,140.3	$922.5	$6,222.6

Sales Channel
Distributors	$2,056.3	$1,097.8	$502.4	$3,656.5
Direct Customers	1,103.5	1,042.5	420.1	2,566.1
Total	$3,159.8	$2,140.3	$922.5	$6,222.6

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
United States	$822.8	$767.1
South Korea	737.6	492.8
Philippines	307.4	342.4
Czech Republic	248.3	214.2
China	204.5	216.8
Japan	135.6	198.6
Malaysia	181.0	175.3
Other	124.9	117.1
Total	$2,762.1	$2,524.3

Note 3: Recent Accounting Pronouncements and Other Developments

Adopted:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share, and the treasury stock method will be no longer available for instruments that fall under this category. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method, and recorded adjustments to reduce additional paid-in capital by $129.1 million and increase opening retained earnings by $27.1 million to reflect the cumulative effect of the adoption. See Note 8: ''Long-Term Debt'' for further information.

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

Recent Legislation

CHIPS Act

On August 9, 2022, the CHIPS and Science Act of 2022, H.R. 4346 (the “CHIPS Act”) was signed into law. The CHIPS Act provides for a 25% refundable tax credits on certain investments in domestic semiconductor manufacturing. The credit is provided for qualifying property, which is placed in service after December 31, 2022. The CHIPS Act also provides for certain other financial incentives to further investments in domestic semiconductor manufacturing. The Company is evaluating the provisions of the new law and its potential impact to the Company.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022, H.R. 5376 (the “IRA”), was signed into law. The IRA introduces a 15% CAMT for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Company is evaluating the provisions of the new law and its potential impact to the Company.

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

During the second quarter of 2022, the Company completed the divestiture of its eight-inch front-end wafer manufacturing facility in South Portland, Maine to Diodes Incorporated for an aggregate consideration of approximately $80.0 million. Additionally, during the second quarter of 2022, the Company divested its non-strategic GTAT Sapphire business in Salem, Massachusetts to Crystal Systems, LLC for nominal consideration. These divestiture transactions resulted in a gain on divestiture of approximately $1.9 million.

The Company has signed wafer supply agreements with the buyers of the Belgium and South Portland, Maine manufacturing facilities.

During the third quarter of 2022, the Company entered into an Asset Purchase Agreement with LA Semiconductor to divest its wafer manufacturing facility in Pocatello, Idaho for an aggregate consideration of approximately $80.0 million. The transaction closed on October 14, 2022.

During the third quarter of 2022, the Company entered into a Stock Purchase Agreement with JS Foundry K.K., a Japanese based foundry company, to divest its wafer manufacturing facility in Niigata, Japan. The transaction is expected to close as soon as regulatory approvals are received and closing conditions are met.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of September 30, 2022, approximately $49.5 million and $81.9 million of assets were reclassified as Assets held-for-sale, related to the divestiture of the wafer manufacturing facilities in Pocatello, Idaho and Niigata, Japan, respectively. Approximately $37.3 million of liabilities were reclassified as Liabilities held-for-sale related to the divestiture of the Niigata, Japan facility.

Note 5: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more-likely-than-not reduce the carrying value of goodwill below its fair value.

During the third quarter of 2022, the Company approved an exit plan to wind down its QCS division within ASG that is generally associated with the Company’s legacy Quantenna division, representing less than 3.0% of the Company's consolidated revenue for 2021. This exit plan constituted a change in circumstances (a “triggering event”). The Company determined that it was appropriate to evaluate the long-lived assets and assigned goodwill for impairment. The division, which is also a reporting unit for purposes of evaluating the recoverability of goodwill, had an assigned goodwill balance of approximately $215.0 million and an unamortized intangible assets balance of approximately $58.0 million as of the exit plan approval date.

The Company determined that the discounted cash flow method under the income approach was the most appropriate method to evaluate the recoverability of the carrying value of the reporting unit's net assets. During the quarter ended September 30, 2022, management performed an event-triggered impairment analysis and determined that the remaining balance of goodwill and unamortized intangible assets totaling $215.0 million and $56.8 million, respectively, was impaired.

Previously, during the second quarter of 2022, management performed an event-triggered impairment analysis, which resulted in a partial impairment of the QCS division's goodwill amounting to $115.0 million. For this impairment, the Company determined that a market approach was the most appropriate method to evaluate the recoverability of the carrying value of the net assets of the reporting unit, as the Company was attempting to sell this reporting unit to an interested party due to the Company's focus on its long-term product mix into its strategic markets.

During the nine months ended September 30, 2022, approximately $386.8 million of impairment charges was recorded under the caption ‘Goodwill and intangible asset impairment’ within the Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of
	September 30, 2022			December 31, 2021
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
PSG	$708.0	$(31.9)	$676.1	$708.0	$(31.9)	$676.1
ASG	1,559.2	(748.9)	810.3	1,566.3	(418.9)	1,147.4
ISG	114.0	—	114.0	114.0	—	114.0
	$2,381.2	$(780.8)	$1,600.4	$2,388.3	$(450.8)	$1,937.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Changes in the goodwill balance from December 31, 2021 to September 30, 2022 related to the ASG reporting unit impairment and the divestiture of the Belgium and South Portland, Maine manufacturing facilities, and were as follows (in millions):

Net balance as of December 31, 2021	$1,937.5
Goodwill impairment	(330.0)
Goodwill disposed	(7.1)
Net balance as of September 30, 2022	$1,600.4

Intangible Assets
Intangible assets, net, were as follows (in millions):

	As of September 30, 2022
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(454.7)	$(36.3)	$90.5
Developed technology	939.6	(645.1)	(40.7)	253.8
Licenses	30.0	(1.3)	—	28.7
Other intangibles	79.1	(63.1)	(15.2)	0.8
Total intangible assets	$1,630.2	$(1,164.2)	$(92.2)	$373.8

	As of December 31, 2021
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(436.3)	$(17.6)	$127.6
Developed technology	928.1	(600.5)	(2.6)	325.0
Licenses	30.0	(0.3)	—	29.7
Other intangibles	79.1	(62.1)	(15.2)	1.8
Total intangible assets	$1,618.7	$(1,099.2)	$(35.4)	$484.1

Not included in the above table are the value of IPRD projects amounting to $11.6 million as of December 31, 2021. During the nine months ended September 30, 2022, the Company completed its remaining IPRD projects resulting in the reclassification of $11.6 million from IPRD to developed technology.

Amortization expense for intangible assets is expected to be as follows for the remainder of 2022, each of the next four years and thereafter (in millions):

Period	Amortization Expense
Remainder of 2022	$17.7
2023	56.8
2024	58.1
2025	47.9
2026	41.6
Thereafter	151.7
Total	$373.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments	Other		Total
Quarter ended September 30, 2022
QCS wind down	$12.7	$18.6	$25.9	(3)	$57.2
Other (1)	$(0.1)	$—	$(16.8)		$(16.9)
Total	$12.6	$18.6	$9.1		$40.3

	Restructuring	Asset Impairments	Other		Total
Nine months ended September 30, 2022
QCS wind down	$12.7	$18.6	$25.9	(3)	$57.2
Other (2)	$(1.3)	$4.0	$(34.3)		$(31.6)
Total	$11.4	$22.6	$(8.4)		$25.6

(1)Primarily includes a gain of approximately $17.3 million from the sale of the Company headquarters location in Phoenix, Arizona (the "Corporate Headquarters") completed during the third quarter of 2022 offset by approximately $0.5 million related to litigation charges.
(2)Primarily includes a gain of approximately $34.8 million related to the sale of two office buildings and the sale of the Corporate Headquarters, and a $1.3 million reduction in workforce restructuring expense offset by a $4.0 million asset impairment of the GTAT Sapphire business, and approximately $0.5 million related to litigation charges.
(3)Primarily relates to contract cancellation charges of approximately $15.4 million and legal charges of $10.5 million.

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2021	Charges	Usage	September 30, 2022
Employee separation charges	$10.8	$11.4	$(10.6)	$11.6
Total	$10.8	$11.4	$(10.6)	$11.6

QCS wind down

On September 16, 2022, the Company's Board of Directors approved an exit plan to wind down the QCS division as part of its ongoing efforts to focus on growth drivers and key markets, and to streamline its operations. As part of the exit plan, during the third quarter of 2022, the Company notified approximately 330 employees of their employment termination and incurred severance costs and other benefits of approximately $12.7 million. Substantially all the employees will leave the Company during the fourth quarter of 2022.

As of September 30, 2022, $10.4 million of severance costs and other benefits remained accrued and, based on the exit dates of the notified employees, is expected to be paid during the fourth quarter of 2022.

In connection with the exit plan, the Company recorded $25.9 million of exit costs, which primarily relates to litigation and contract cancellation charges. The Company impaired $8.0 million of Property, Plant and Equipment as well as $10.6 million of other miscellaneous assets. The Company recorded inventory reserves associated with the QCS wind down of $28.0 million.

Other

The additional activity during the quarter and nine months ended September 30, 2022 represented payments to employees whose employment was terminated during 2021. The Company expects to pay the remaining accrued expense during the fourth quarter of 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

Note 7: Balance Sheet Information and Other

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
Inventories:
Raw materials	$203.1	$174.2
Work in process	962.2	888.9
Finished goods	410.1	316.4
	$1,575.4	$1,379.5

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 30, 2022, the net assets for the over-funded plans totaled $12.8 million of which, approximately $3.7 million was reclassified to Assets held-for-sale related to the divestiture of the wafer manufacturing facility in Niigata, Japan. The total accrued pension liability for underfunded plans was $100.4 million, of which the current portion of $0.3 million was classified as accrued expenses and other current liabilities and approximately $20.8 million was reclassified to Liabilities held-for-sale related to the divestiture of the wafer manufacturing facility in Niigata, Japan. As of December 31, 2021, the net funded status for all the plans was a liability of $103.9 million, of which the current portion of $0.2 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Service cost	$2.2	$2.8	$6.6	$8.9
Interest cost	1.0	1.1	3.1	3.3
Expected return on plan assets	(1.1)	(1.6)	(3.4)	(4.9)
Curtailment gain	—	(2.3)	—	(0.4)
Total net periodic pension cost	$2.1	$—	$6.3	$6.9

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Operating lease	$12.4	$9.8	$35.3	$29.6
Variable lease	1.8	0.9	7.5	2.9
Short-term lease	0.9	0.4	2.1	1.6
Total lease expense	$15.1	$11.1	$44.9	$34.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The ROU assets and lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	September 30, 2022	December 31, 2021
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$33.1	$32.5
Other long-term liabilities	203.0	142.4
Total	$236.1	$174.9
Operating ROU assets included in:
Other assets	$222.3	$170.1
Financing lease liabilities included in:
Accrued expenses and other current liabilities	$11.6	$12.7
Other long-term liabilities	20.6	10.2
Total	$32.2	$22.9
Financing ROU assets included in:
Other assets	$46.4	$22.3

As of September 30, 2022, the weighted-average remaining lease-terms were 10.6 years and 19.3 years, and the weighted-average discount rates were 4.7% and 6.0% for operating and financing leases, respectively.

New Leases

During the second quarter of 2022, the Company entered into leases and related agreements to lease space for a new corporate headquarters in Arizona and new office space in California. The Company recorded cumulative ROU assets and liabilities of $70.7 million.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	September 30, 2022	October 1, 2021
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$253.5	$153.3
Divestiture/Sale of property in exchange of receivable	—	9.1
Operating ROU assets obtained in exchange of lease liabilities	90.6	14.2
Cash paid for:
Interest expense	$62.8	$80.7
Income taxes	329.5	65.1
Operating lease payments in operating cash flows	31.8	30.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	September 30, 2022	December 31, 2021	October 1, 2021	December 31, 2020
Consolidated Balance Sheets:
Cash and cash equivalents	$2,450.2	$1,352.6	$1,389.2	$1,080.7
Restricted cash (included in other current assets)	17.2	20.1	1.4	0.8
Restricted cash (included in other non-current assets)	5.0	5.0	—	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,472.4	$1,377.7	$1,390.6	$1,081.5

As of September 30, 2022, $15.0 million of the restricted cash balance was held in escrow relating to the acquisition of GTAT and will be released to the former stockholders of GTAT upon satisfaction of certain outstanding items contained in the acquisition agreement.

Note 8: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	September 30, 2022	December 31, 2021
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 4.37% and —%, respectively	$500.0	$—
Term Loan "B" Facility due 2026, interest payable monthly at 5.12% and 2.10%, respectively	1,088.7	1,598.2
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	155.1	155.1
Gross long-term debt, including current maturities	$3,248.8	$3,258.3
Less: Debt discount (3)	(9.5)	(149.0)
Less: Debt issuance costs (4)	(27.5)	(34.7)
Net long-term debt, including current maturities	$3,211.8	$3,074.6
Less: Current maturities	(165.3)	(160.7)
Net long-term debt	$3,046.5	$2,913.9

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $4.4 million and $7.5 million for the Term Loan "B" Facility and $5.1 million and $5.8 million for the 3.875% Notes, in each case as of September 30, 2022 and December 31, 2021, respectively. Debt discount of $126.1 million for the 0% Notes and $9.6 million for the 1.625% Notes, in each case as of December 31, 2021. No debt discount as of September 30, 2022 for the 0% Notes and the 1.625% Notes due to the adoption of ASU 2020-06.
(4)Debt issuance costs of $10.3 million and $17.7 million for the Term Loan "B" Facility, $14.7 million and $14.1 million for the 0% Notes, $1.8 million and $2.0 million for the 3.875% Notes and $0.6 million and $0.9 million for the 1.625% Notes, in each case as of September 30, 2022 and December 31, 2021, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of September 30, 2022 were as follows (in millions):

Period	Expected Maturities
Remainder of 2022	$157.9
2023	10.9
2024	511.0
2025	10.9
2026	1,053.1
Thereafter	1,505.0
Total	$3,248.8

The Company was in compliance with its covenants under all debt agreements as of September 30, 2022.

Borrowings and Repayments under the Amended Credit Agreement

During the second quarter of 2022, the Company borrowed $500.0 million under the Revolving Credit Facility. These proceeds were used to prepay $500.0 million of borrowings under the Term Loan “B” Facility. The Company expensed $7.3 million of unamortized debt discount and issuance costs attributed to the partial pay-down as loss on debt refinancing and prepayment. As of September 30, 2022, the Company had approximately $1.5 billion available under the Revolving Credit Facility for future borrowings.

Adoption of ASU 2020-06

As described in Note 3: ''Recent Accounting Pronouncements and Other Developments,'' the Company adopted ASU 2020-06 using a modified retrospective method and increased long-term debt by eliminating debt discount of $135.7 million, reduced additional paid-in capital by $129.1 million and increased opening retained earnings by $27.1 million to reflect the cumulative effect of adoption as of January 1, 2022. The application of the if-converted method to determine the net income for diluted earnings and diluted weighted-average shares of common stock outstanding did not have a meaningful impact on the diluted net income per share of common stock under the treasury stock method previously applied.

1.625% Notes due 2023

The remaining outstanding principal amount of the 1.625% Notes, amounting to $155.1 million, net of unamortized issuance costs, continued to be classified as a current portion of long-term debt as of September 30, 2022. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 30, 2022 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending December 31, 2022, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 9: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Net income for basic earnings per share of common stock	$311.9	$309.7	$1,297.9	$583.7
Add: Interest on 1.625% Notes	0.5	—	1.5	—
Net income for diluted earnings per share of common stock	$312.4	$309.7	$1,299.4	$583.7

Basic weighted-average shares of common stock outstanding	432.9	430.6	433.5	423.8
Dilutive effect of share-based awards	1.6	2.3	1.8	2.3
Dilutive effect of convertible notes and warrants	14.2	7.8	13.0	17.0
Diluted weighted-average shares of common stock outstanding	448.7	440.7	448.3	443.1

Net income per share of common stock:
Basic	$0.72	$0.72	$2.99	$1.38
Diluted	$0.70	$0.70	$2.90	$1.32

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was zero and 0.2 million for the quarters ended September 30, 2022 and October 1, 2021, respectively, and 0.4 million for the nine months ended September 30, 2022 and October 1, 2021, respectively.

The dilutive impacts related to the 0% Notes and 1.625% Notes have been calculated using the if-converted method for the quarter and nine months ended September 30, 2022 and using the treasury stock method for the quarter and nine months ended October 1, 2021. While the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value, the 1.625% Notes are repayable in cash or shares of common stock for their entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively.

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

The Company repurchased approximately 1.2 million and 2.7 million shares of common stock for an aggregate purchase price of $80.1 million and $169.8 million, respectively, during the quarter and nine months ended September 30, 2022. There were no repurchases during the quarter and nine months ended October 1, 2021 under the Share Repurchase Program. As of September 30, 2022, the authorized amount remaining under the Share Repurchase Program was $1,126.1 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and nine months ended September 30, 2022 were $4.1 million and $67.4 million, respectively, for which the Company withheld approximately 0.1 million and 1.1 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted during the quarter and nine months ended October 1, 2021 were $2.2 million and $34.2 million, respectively, for which the Company withheld approximately 0.1 million and 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. None of these shares had been reissued or retired as of September 30, 2022 but may be reissued or retired in the future. These deemed repurchases in connection with tax withholding upon vesting were not made under the Share Repurchase Program, and the amounts spent in connection with such deemed repurchases did not reduce the authorized amount remaining under the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2021, the non-controlling interest balance was $19.0 million and, along with the $1.6 million share of the earnings for the nine months ended September 30, 2022, increased to $20.6 million as of September 30, 2022.

Note 10: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021
Cost of revenue	$3.2	$3.6	$8.9	$11.8
Research and development	4.9	5.4	14.5	18.4
Selling and marketing	4.1	3.7	12.2	12.5
General and administrative	14.7	10.0	40.9	31.4
Share-based compensation expense	$26.9	$22.7	$76.5	$74.1
Income tax benefit	(5.6)	(4.8)	(16.1)	(15.6)
Share-based compensation expense, net of taxes	$21.3	$17.9	$60.4	$58.5

As of September 30, 2022, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $122.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for the quarter and nine months ended September 30, 2022 and 6% for the quarter and nine months ended October 1, 2021.

Shares Available

As of September 30, 2022 and December 31, 2021, there was an aggregate of 39.9 million and 42.2 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the nine months ended September 30, 2022 is as follows (in millions, except per share data):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2021	6.2	$28.60
Granted	1.8	60.41
Achieved	0.2	41.35
Released	(3.4)	25.27
Forfeited	(0.5)	38.57
Non-vested RSUs at September 30, 2022	4.3	43.87

Note 11: Commitments and Contingencies

Environmental Contingencies

There are no new material environmental contingencies subsequent to the filing of the 2021 Form 10-K.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of September 30, 2022, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of September 30, 2022, which reduced the Company's borrowing capacity. As of September 30, 2022, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $17.0 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of September 30, 2022. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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
(unaudited)

Note 12: Fair Value Measurements

Fair Value of Financial Instruments

The Company invests portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

As of September 30, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$168.4	$—	$—	$168.4	$168.4	$—	$—
Money market funds	4.0	—	—	4.0	4.0	—	—

Other current assets:
Corporate bonds	$23.2	$—	$—	$23.2	$—	$23.2	$—
Certificate of deposit	3.4	—	—	3.4	—	3.4	—
Commercial paper	5.4	—	—	5.4	1.5	3.9	—
US Treasury bonds	2.1	—	—	2.1	—	2.1	—

Other assets:
Corporate bonds	$3.6	$—	$—	$3.6	$—	$3.6	$—
US Treasury bonds	—	—	—	—	—	—	—

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
Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$790.3	$1,099.8	$664.8	$1,183.1
1.625% Notes	154.5	466.1	144.6	513.6
Other long-term debt	2,267.0	2,082.9	2,265.2	2,245.5

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Financial Instruments

Foreign Currencies

As a multinational business, the Company engages in transactions that are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures and entering into trades for any currency to intentionally increase the underlying exposure. The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of September 30, 2022, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

As of September 30, 2022 and December 31, 2021, the Company had net outstanding foreign exchange contracts with notional amounts of $326.2 million and $288.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	September 30, 2022		December 31, 2021
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	66.6	66.6	33.2	33.2
Philippine Peso	59.1	59.1	67.1	67.1
Euro	41.1	41.1	65.9	65.9
Czech Koruna	39.1	39.1	15.0	15.0
Korean Won	35.1	35.1	44.1	44.1
Other Currencies - Buy	74.7	74.7	58.7	58.7
Other Currencies - Sell	(10.5)	10.5	(4.3)	4.3
	$305.2	$326.2	$279.7	$288.3

Amounts receivable or payable under the contracts were not material as of September 30, 2022 or December 31, 2021. During the quarters ended September 30, 2022 and October 1, 2021, realized and unrealized foreign currency transactions totaled a gain of $0.7 million and a loss of $0.8 million, respectively. During the nine months ended September 30, 2022 and October 1, 2021, realized and unrealized foreign currency transactions totaled a gain of $9.0 million and $1.5 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Foreign Currency Risk

The purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be affected by changes in exchange rates. The Company enters into forward contracts that are designated as a foreign currency cash flow hedge of a forecasted payment denominated in a currency other than U.S. Dollars. For the quarters ended September 30, 2022 and October 1, 2021, the Company did not have outstanding derivatives for its foreign currency exposure designated as cash flow hedges.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. As of September 30, 2022, the Company had interest rate swap agreements for notional amounts of $750.0 million, $500 million and $500 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of the interest rate swaps totaled $39.1 million as of September 30, 2022, of which approximately $20.2 million was included in other current assets and approximately $18.9 million was included in other non-current assets. The fair value of interest rate swaps totaled $5.7 million as of December 31, 2021, which was included in other non-current assets. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of September 30, 2022 and December 31, 2021.

Other

As of September 30, 2022, the Company had no outstanding commodity derivatives, currency swaps, options, or equity investments held at subsidiaries or affiliated companies.

Note 14: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $1.9 million and $1.3 million of net interest and penalties accrued as of September 30, 2022 and December 31, 2021, respectively. It is reasonably possible that $62.5 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan and Hong Kong net operating losses, which are projected to expire prior to utilization.

The Company is currently under IRS examination for the 2017 and 2018 tax years. Tax years prior to 2017 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2017. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2012. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with the Company's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Note 15: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2021	$(44.4)	$3.8	$(40.6)
Other comprehensive income (loss) prior to reclassifications	(8.4)	22.6	14.2
Amounts reclassified from accumulated other comprehensive loss	—	3.0	3.0
Net current period other comprehensive income (loss) (1)	(8.4)	25.6	17.2
Balance as of September 30, 2022	$(52.8)	$29.4	$(23.4)

(1)     Effects of cash flow hedges are net of tax expense of $7.8 million for the nine months ended September 30, 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended		Nine Months Ended
	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021	To caption
Interest rate swaps	$(3.2)	$4.9	$(3.0)	$14.3	Interest expense
Total reclassifications	$(3.2)	$4.9	$(3.0)	$14.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2021 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2022, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2021 Form 10-K.

Executive Overview

onsemi Overview

We provide industry-leading intelligent power and sensing solutions to help our customers solve the most challenging problems and create cutting edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent sensing technologies support the next-generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

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

We serve a broad base of end-user markets, including automotive, industrial and others, which include communications, computing and consumer. We believe the evolution of automotive, with advancements in autonomous driving, ADAS, vehicle electrification and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation. With our extensive portfolio of AEC-qualified products, onsemi helps customers design high-reliability solutions while delivering top performance. Within the industrial space, onsemi is helping OEMs develop innovative products to navigate the ongoing transformation across energy infrastructure, factory automation and power conversion.

As of September 30, 2022, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

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

During the first nine months of 2022, we divested our front-end wafer manufacturing facilities in Oudenaarde, Belgium and South Portland, Maine, and our non-strategic GTAT Sapphire business in Salem, Massachusetts. We have signed wafer supply agreements with the buyers of the Belgium and South Portland, Maine manufacturing facilities to ensure that there is no disruption in our ability to meet customer demand for our products. Additionally, during the first nine months of 2022, we completed the sale of two office buildings and the sale of our Corporate Headquarters facilities in Phoenix, Arizona.

In September 2022, we approved an exit plan to wind down our QCS division within the Advanced Solutions Group segment, which will further enable us to direct our investments to areas of strategic focus, which include intelligent power and intelligent sensing, streamline our operations and improve costs.

During the third quarter of 2022, we entered into a Stock Purchase Agreement with JS Foundry K.K., to divest our wafer manufacturing facility in Niigata, Japan. The transaction is expected to close as soon as regulatory approvals are received and closing conditions are met.

Subsequent to quarter end, on October 14, 2022, we completed the divestiture of our manufacturing facility in Pocatello, Idaho. We believe these actions, among others, will allow us to transition to a lighter internal fabrication model where our financial performance will be less volatile and not as heavily influenced by our internal manufacturing volumes. As actions are initiated to achieve our business strategy goals, we could incur accounting charges in the future.

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

Impact of the Novel Coronavirus Disease 2019 (“COVID-19”) Pandemic on our Business

We have implemented proactive preventative protocols and updated our business practices in response to the ongoing COVID-19 pandemic. These changes are intended to safeguard our employees, contractors, suppliers and communities. While all of our global manufacturing sites and most of our distribution centers are currently operational, the ongoing COVID-19 pandemic and its effects are impacting and will likely continue to impact market conditions and operations worldwide, including the operations of our Company, and government mandates may order us to curtail production levels or temporarily suspend manufacturing or distribution operations in response to further outbreaks or new COVID-19 variants.

New Legislation

In August of 2022, the CHIPS Act and the IRA were signed into law. Among other things, the CHIPS Act of 2022 provides various incentives and tax credits to U.S. companies for research, development, manufacturing and workforce development. The IRA introduces a 15% CAMT for certain corporations. See Note 3: ''Recent Accounting Pronouncements and Other Developments'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Results of Operations

Quarter Ended September 30, 2022 compared to the Quarter Ended October 1, 2021

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	September 30, 2022	October 1, 2021	Dollar Change
Revenue	$2,192.6	$1,742.1	$450.5
Cost of revenue (exclusive of amortization shown below)	1,134.3	1,021.3	113.0
Gross profit	1,058.3	720.8	337.5
Operating expenses:
Research and development	145.4	154.5	(9.1)
Selling and marketing	69.5	68.4	1.1
General and administrative	84.9	75.7	9.2
Amortization of acquisition-related intangible assets	21.9	24.7	(2.8)
Restructuring, asset impairments and other, net	40.3	(1.7)	42.0
Goodwill and intangible asset impairment	271.8	—	271.8
Total operating expenses	633.8	321.6	312.2
Operating income	424.5	399.2	25.3
Other income (expense), net:
Interest expense	(23.7)	(31.9)	8.2
Interest income	4.9	0.5	4.4
Gain on divestiture of business	0.2	10.2	(10.0)
Other income (expense)	0.9	(5.8)	6.7
Other income (expense), net	(17.7)	(27.0)	9.3
Income before income taxes	406.8	372.2	34.6
Income tax provision	(94.9)	(61.8)	(33.1)
Net income	311.9	310.4	1.5
Less: Net income attributable to non-controlling interest	—	(0.7)	0.7
Net income attributable to ON Semiconductor Corporation	$311.9	$309.7	$2.2

Revenue

Revenue was $2,192.6 million and $1,742.1 million for the quarters ended September 30, 2022 and October 1, 2021, respectively, representing an increase of $450.5 million, or approximately 26%. We had one customer, a distributor, whose revenue accounted for approximately 12% and 14% of our total revenue for the quarters ended September 30, 2022 and October 1, 2021, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended September 30, 2022	As a % of Total Revenue (1)	Quarter Ended October 1, 2021	As a % of Total Revenue (1)
PSG	$1,116.1	50.9%	$892.1	51.2%
ASG	734.3	33.5%	613.5	35.2%
ISG	342.2	15.6%	236.5	13.6%
Total revenue	$2,192.6		$1,742.1

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $224.0 million, or approximately 25%, for the quarter ended September 30, 2022 compared to the quarter ended October 1, 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $200.4 million and $23.5 million, respectively, primarily due to our strategy to focus on a product mix that yields higher margins and an increase in average selling prices driven by strong market demand, compared to the quarter ended October 1, 2021.

Revenue from ASG increased by $120.8 million, or approximately 20%, for the quarter ended September 30, 2022 compared to the quarter ended October 1, 2021. The revenue from our Automotive Division, Industrial Solutions Division, and Mobile, Computing and Cloud Division increased by $54.1 million, $53.4 million and $19.9 million, respectively. The increases were primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the quarter ended October 1, 2021.

Revenue from ISG increased by $105.7 million, or approximately 45%, for the quarter ended September 30, 2022 compared to the quarter ended October 1, 2021, largely driven by an increase in revenue from our Automotive Sensing Division of $99.3 million. The increase was due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the quarter ended October 1, 2021.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended September 30, 2022	As a % of Total Revenue (1)	Quarter Ended October 1, 2021	As a % of Total Revenue (1)
Singapore	$544.0	24.8%	$544.0	31.2%
Hong Kong	617.9	28.2%	487.0	28.0%
United Kingdom	372.5	17.0%	273.2	15.7%
United States	415.4	18.9%	238.7	13.7%
Other	242.8	11.1%	199.2	11.4%
Total revenue	$2,192.6		$1,742.1

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended September 30, 2022	As a % of Segment Revenue (1)	Quarter Ended October 1, 2021	As a % of Segment Revenue (1)

PSG	$508.5	45.6%	$346.0	38.8%
ASG	381.7	52.0%	280.1	45.7%
ISG	168.1	49.1%	94.7	40.0%
Total gross profit	$1,058.3	48.3%	$720.8	41.4%

(1)Certain amounts may not total due to rounding of individual amounts.

Our gross profit increased by $337.5 million, or approximately 47%, from $720.8 million for the quarter ended October 1, 2021 to $1,058.3 million for the quarter ended September 30, 2022. Our gross margin increased to 48.3% for the quarter ended September 30, 2022 from 41.4% for the quarter ended October 1, 2021.

The significant increase in both gross profit and gross margin was primarily driven by higher revenue, particularly in the automotive and industrial end-markets, and a favorable product mix, which included actions aimed to resolve price-to-value discrepancies for our products.

Operating Expenses

Research and development expenses were $145.4 million for the quarter ended September 30, 2022, as compared to $154.5 million for the quarter ended October 1, 2021, representing a decrease of $9.1 million, or approximately 6%. The decrease was primarily due to a reduction in payroll and other expenses as a result of the restructuring programs implemented during the period.

Selling and marketing expenses were $69.5 million for the quarter ended September 30, 2022, as compared to $68.4 million for the quarter ended October 1, 2021, representing an increase of $1.1 million, or approximately 2%. The increase was primarily due to an increase in variable compensation and travel-related expenses, partially offset by a decrease in payroll-related expenses.

General and administrative expenses were $84.9 million for the quarter ended September 30, 2022, as compared to $75.7 million for the quarter ended October 1, 2021, representing an increase of $9.2 million, or approximately 12%. The increase was primarily due to higher stock compensation, variable compensation and payroll-related expenses.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $21.9 million for the quarter ended September 30, 2022, as compared to $24.7 million for the quarter ended October 1, 2021, representing a decrease of $2.8 million, or approximately 11%. The decrease in expense was due to the reduction in amortization expense as certain intangible technology-related assets became fully amortized in 2021.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $40.3 million for the quarter ended September 30, 2022, as compared to a credit of $1.7 million for the quarter ended October 1, 2021. During the quarter ended September 30, 2022, we approved an exit plan to wind down the legacy QCS division as part of our ongoing efforts to focus on growth drivers and key markets and to streamline our operations. Charges during the third quarter of 2022, represent severance charges, contract termination costs and litigation expenses. Amounts incurred for the quarter ended October 1, 2021 primarily relate to the 2021 involuntary severance plan. See Note 6: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was $271.8 million for the quarter ended September 30, 2022, as compared to zero for the quarter ended October 1, 2021. During the quarter ended September 30, 2022, we approved an exit plan to wind down the QCS division and impaired the remaining goodwill and unamortized intangible assets impairment charges of $215.0 million and $56.8 million, respectively. See Note 5: ''Goodwill and Intangible Assets'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $8.2 million to $23.7 million during the quarter ended September 30, 2022, as compared to $31.9 million during the quarter ended October 1, 2021. The decrease was primarily due to a lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06, lower interest rates as a result of interest rate swap contracts and a decrease in our long-term debt. Our average gross long-term debt balance (including current maturities) for the quarter ended September 30, 2022 was $3,250.1 million at a weighted-average interest rate of 2.9%, as compared to $3,311.9 million at a weighted-average interest rate of 3.9% for the quarter ended October 1, 2021. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Other Income (Expense)

Other income (expense) was an income of $0.9 million during the quarter ended September 30, 2022 compared to an expense of $5.8 million during the quarter ended October 1, 2021. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision

We recorded an income tax provision of $94.9 million and $61.8 million for the quarters ended September 30, 2022 and October 1, 2021, respectively, representing effective tax rates of 23.3% and 16.6%. The increase in our effective tax rate was substantially driven by the impact of goodwill impairments, which are not deductible for tax purposes.

For additional information, see Note 14: ''Income Taxes'' and Note 7: ''Balance Sheet Information and Other'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended September 30, 2022 compared to the Nine Months Ended October 1, 2021

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	September 30, 2022	October 1, 2021	Dollar Change
Revenue	$6,222.6	$4,893.7	$1,328.9
Cost of revenue (exclusive of amortization shown below)	3,165.9	3,011.6	154.3
Gross profit	3,056.7	1,882.1	1,174.6
Operating expenses:
Research and development	463.8	494.4	(30.6)
Selling and marketing	213.7	223.4	(9.7)
General and administrative	246.0	221.3	24.7
Amortization of acquisition-related intangible assets	65.1	74.5	(9.4)
Restructuring, asset impairments and other, net	25.6	58.3	(32.7)
Goodwill and intangible asset impairment	386.8	2.9	383.9
Total operating expenses	1,401.0	1,074.8	326.2
Operating income	1,655.7	807.3	848.4
Other income (expense), net:
Interest expense	(67.4)	(98.4)	31.0
Interest income	6.4	1.1	5.3
Loss on debt refinancing and prepayment	(7.3)	(26.2)	18.9
Gain on divestiture of business	2.1	10.2	(8.1)
Other income (expense)	9.4	(2.4)	11.8
Other income (expense), net	(56.8)	(115.7)	58.9
Income before income taxes	1,598.9	691.6	907.3
Income tax provision	(299.4)	(106.8)	(192.6)
Net income	1,299.5	584.8	714.7
Less: Net income attributable to non-controlling interest	(1.6)	(1.1)	(0.5)
Net income attributable to ON Semiconductor Corporation	$1,297.9	$583.7	$714.2

Revenue

Revenue was $6,222.6 million and $4,893.7 million for the nine months ended September 30, 2022 and nine months ended October 1, 2021, respectively, representing an increase of $1,328.9 million, or approximately 27%. We had one customer, a distributor, whose revenue accounted for approximately 12% of our total revenue for the nine months ended September 30, 2022 and 13% of our total revenue for the nine months ended October 1, 2021.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended September 30, 2022	As a % of Total Revenue (1)	Nine Months Ended October 1, 2021	As a % of Total Revenue (1)
PSG	$3,159.8	50.8%	$2,485.7	50.8%
ASG	2,140.3	34.4%	1,752.6	35.8%
ISG	922.5	14.8%	655.4	13.4%
Total revenue	$6,222.6		$4,893.7

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $674.1 million, or approximately 27%, for the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $537.8 million and $136.2 million, respectively, primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the nine months ended October 1, 2021.

Revenue from ASG increased by $387.7 million, or approximately 22%, for the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021. The revenue from our Automotive Division, Industrial Solutions Division and Mobile, Computing and Cloud Division increased by $150.5 million, $141.7 million and $102.7 million, respectively. The increases were primarily due to our strategy to focus on a product mix that yields higher margins and an increase in average selling prices driven by strong market demand, compared to the nine months ended October 1, 2021.

Revenue from ISG increased by $267.1 million, or approximately 41%, for the nine months ended September 30, 2022 compared to the nine months ended October 1, 2021. The increase was largely due to an increase in revenue from our Automotive Sensing Division of $261 million. The increase was primarily due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand, compared to the nine months ended October 1, 2021.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Nine Months Ended September 30, 2022	As a % of Total Revenue (1)	Nine Months Ended October 1, 2021	As a % of Total Revenue (1)
Singapore	$1,655.5	26.6%	$1,586.0	32.4%
Hong Kong	1,731.9	27.8%	1,278.5	26.1%
United Kingdom	1,077.7	17.3%	818.6	16.7%
United States	1,088.3	17.5%	648.6	13.3%
Other	669.2	10.8%	562.0	11.5%
Total revenue	$6,222.6		$4,893.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets described below)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended September 30, 2022	As a % of Segment Revenue (1)	Nine Months Ended October 1, 2021	As a % of Segment Revenue (1)

PSG	$1,494.4	47.3%	$906.8	36.5%
ASG	1,128.7	52.7%	739.2	42.2%
ISG	433.6	47.0%	236.1	36.0%
Total gross profit	$3,056.7	49.1%	$1,882.1	38.5%

(1)Certain amounts may not total due to rounding of individual amounts.
(2)Beginning in the first quarter of 2021, unallocated manufacturing costs were included as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

Our gross profit was $3,056.7 million for the nine months ended September 30, 2022 compared to $1,882.1 million for the nine months ended October 1, 2021. Gross profit increased by $1,174.6 million, or approximately 62%. Gross margin increased to 49.1% for the nine months ended September 30, 2022 from 38.5% for the nine months ended October 1, 2021.

The significant increase in both gross profit and gross margin was primarily driven by higher revenue, particularly in the automotive and industrial end-markets, and a favorable product mix, which included actions aimed to resolve price-to-value discrepancies for our products.

Operating Expenses

Research and development expenses were $463.8 million for the nine months ended September 30, 2022, as compared to $494.4 million for the nine months ended October 1, 2021, representing a decrease of $30.6 million, or approximately 6%. The decrease was primarily due to a decrease in payroll-related expenses.

Selling and marketing expenses were $213.7 million for the nine months ended September 30, 2022, as compared to $223.4 million for the nine months ended October 1, 2021, representing a decrease of $9.7 million, or approximately 4%. The decrease was primarily due to a reduction in payroll-related expenses.

General and administrative expenses were $246.0 million for the nine months ended September 30, 2022, as compared to $221.3 million for the nine months ended October 1, 2021, representing an increase of $24.7 million, or approximately 11%. The increase was primarily due to higher variable compensation and stock compensation.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $65.1 million and $74.5 million for the nine months ended September 30, 2022 and nine months ended October 1, 2021, respectively, representing a decrease of $9.4 million, or approximately 13%. The decrease in expense was due to the reduction in amortization expense as certain intangible technology-related assets became fully amortized in 2021.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $25.6 million for the nine months ended September 30, 2022, as compared to $58.3 million for the nine months ended October 1, 2021, representing a decrease of $32.7 million. Charges represent severance charges, contract termination costs and litigation expenses. Amounts incurred for the nine months ended October 1, 2021 primarily relate to the 2021 involuntary severance plan. For additional information, see Note 6: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was $386.8 million for the nine months ended September 30, 2022, as compared to $2.9 million for the nine months ended October 1, 2021. During the second quarter of 2022, the Company recorded a goodwill impairment charge of $115.0 million, as a result of a shift in our focus on long-term product mix in our strategic markets. During the third quarter of 2022, we approved an exit plan to wind down the QCS division and recorded goodwill and intangible asset impairment charges of $215.0 million and $56.8 million, respectively. See Note 5: ''Goodwill and Intangible Assets'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $31.0 million to $67.4 million during the nine months ended September 30, 2022, as compared to $98.4 million during the nine months ended October 1, 2021. The decrease was primarily due to the lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06, lower interest rates as a result of interest rate swap contracts, and a decrease in our long-term debt. Our average gross long-term debt balance (including current maturities) for the nine months ended September 30, 2022 was $3,253.5 million at a weighted-average interest rate of 2.8%, as compared to $3,449.7 million at a weighted-average interest rate of 3.8% for the nine months ended October 1, 2021. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Loss on Debt Refinancing and Prepayment

Loss on debt refinancing and prepayment was $7.3 million for the nine months ended September 30, 2022, as compared to $26.2 million for the nine months ended October 1, 2021. The loss on debt refinancing and prepayment for the nine months ended October 1, 2021 primarily related to the partial prepayment of the Term Loan "B" Facility.

Gain on Divestiture of Business

Gain on divestiture of a business was $2.1 million during the nine months ended September 30, 2022, as compared to $10.2 for the nine months ended October 1, 2021. The gain relates to the divestiture of the wafer manufacturing facility in South Portland, Maine and the sale of the non-strategic GTAT Sapphire business in Salem, Massachusetts. See Note 4: ''Acquisition and Divestitures'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was income of $9.4 million for the nine months ended September 30, 2022 as compared to income of $2.4 million for the nine months ended October 1, 2021. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision

We recorded an income tax provision of $299.4 million and $106.8 million during the nine months ended September 30, 2022 and October 1, 2021, respectively, representing effective tax rates of 18.7% and 15.4%. The increase in our effective tax rate was substantially driven by the impact of goodwill impairments, which are not deductible for tax purposes.

For additional information, see Note 14: ''Income Taxes'' and Note 7: ''Balance Sheet Information and Other'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, funds from external borrowings and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand. We also have the ability to utilize our Revolving Credit Facility, which has approximately $1.5 billion available for future borrowings. Our balance of cash and cash equivalents was $2,450.2 million as of September 30, 2022.

We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment, and can materially influence our available cash for other initiatives. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

We believe that our cash on hand, cash generated from our operations and the Revolving Credit Facility are adequate to meet our working capital requirements and other business needs for at least the next 12 months.

Operating Activities

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $1,901.8 million and $1,155.4 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The increase of $746.4 million was primarily attributable to a significant increase in net income due to our strategy to focus on a product mix that yields higher margins combined with increased demand and prices for our products.

Investing Activities

Our cash flows used in investing activities were $563.6 million and $327.5 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The increase of $236.1 million was primarily attributable to capital expenditures offset by proceeds from the sale of real estate and divestitures. During the nine months ended September 30, 2022 and October 1, 2021, we paid $663.0 million and $275.0 million, respectively, for capital expenditures.

Financing Activities

Our cash flows used in financing activities were $240.3 million and $517.8 million for the nine months ended September 30, 2022 and October 1, 2021, respectively. The decrease of $277.5 million was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity.

We believe that the key factors that could affect our sources of cash include:

•changes in demand for our products, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency, inflationary pressures, and our ability to make the research and development expenditures required to remain competitive in our business; and
•our access to bank financing and the debt and equity capital markets that could impact our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Debt Guarantees and Related Covenants

As of September 30, 2022, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. We believe our business today is driven more by secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically, yet we could experience period-to-period fluctuations in operating results due to general industry or economic conditions, including the onset of an economic recession, and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may negatively impact revenue, earnings and demand for our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended September 30, 2022:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 2, 2022 - July 29, 2022	138,000	59.75	138,000	1,197.9
July 30, 2022 - August 26, 2022	506,000	68.66	506,000	1,163.2
August 27, 2022 - September 30, 2022	552,000	67.27	552,000	1,126.1
Total	1,196,000	66.99	1,196,000

(1)    These time periods represent our fiscal month start and end dates for the third quarter of 2022.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

Under the Share Repurchase Program, we may repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of our common stock from December 1, 2018 through December 31, 2022, subject to certain contingencies. Subject to the discretion of our board of directors, we may repurchase our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, and the timing of any repurchases and the actual number of shares repurchased depend on a variety of factors, including our stock price, corporate and regulatory requirements, restrictions under our debt obligations and other market and economic conditions. There were 1.2 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended September 30, 2022. As of September 30, 2022, the authorized amount remaining under the Share Repurchase Program was $1,126.1 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

3.1	Amended and Restated Bylaws (effective August 19, 2022)(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2022)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	October 31, 2022	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)