Form 10-K
period 2022-12-31
ON SEMICONDUCTOR CORP
filed 2023-02-06
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $20,262,351,285 as of July 1, 2022, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at February 1, 2023 was 431,967,907.

Documents Incorporated by Reference
Portions of the registrant's Definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
1.00% Notes	1.00% Convertible Senior Notes due 2020
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver assistance systems
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan "B" Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AI	Artificial Intelligence
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented reality/virtual reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASSP	Application specific standard product
ASU	Accounting Standards Update
BEPS	Base Erosion and Profit Shifting
CMOS	Complementary metal oxide semiconductor
Commission or SEC	Securities and Exchange Commission
ECL	Emitter coupled logic
EDI	Electronic data interface
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International Inc., a wholly-owned subsidiary of ON Semiconductor Corporation. In April 2022, this entity was converted into a limited liability company (Fairchild Semiconductor International, LLC).
FASB	Financial Accounting Standards Board
Freescale	Freescale Semiconductor, Inc.
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPRD	In-process research and development
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LSI	Large-scale integration
MOSFET	Metal oxide semiconductor field effect transistor
Motorola	Motorola Inc.
OEM	Original equipment manufacturers
PC	Personal computer
PRP	Potentially responsible party

QCS	Division within ASG, primarily associated with the legacy Quantenna division
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
RF	Radio frequency
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
Securities Act	Securities Act of 1933, as amended
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SPAD	Single photon avalanche diode arrays
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement
U.S. or United States	United States of America
WBG	Wide band gap

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our," or the "Company"), was incorporated under the laws of the state of Delaware in 1992.

We provide industry leading intelligent power and sensing solutions to help our customers solve challenging problems and create cutting edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent power solutions for automotive allows our customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible. We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation.

Through sensing integration, we believe our intelligent power solutions achieve superior efficiencies compared to our peers. This integration allows lower temperature operation and reduced cooling requirements while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, achieving higher range for a given battery capacity.

Additionally, we serve a broad base of end-user markets, which include communications, computing and consumer.

We are organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

Business Strategy Developments

Our primary focus continues to be on profitable revenue growth in our focused end-markets of automotive and industrial infrastructure, as well as obtaining longer-term supply arrangements with strategic end-customers. We are focused on achieving efficiencies in our operating and capital expenditures. We have made significant progress on gross margin and operating margin expansion by focusing our capital allocation on research and development investments and resources to accelerate growth in high-margin products and end-markets. Additionally, we continue to rationalize our product portfolio by moving away from non-differentiated, non-strategic products, which in most cases had lower gross and operating margins. To this effect, in September 2022, we approved an exit plan to wind down QCS, which will further enable us to direct our investments to areas of strategic focus.

During 2022, we completed the divestitures of certain manufacturing facilities. We believe these actions, among others, will allow us to transition from sub-scale factories into a lighter internal fabrication model where our financial performance will be less volatile and not as heavily influenced by our internal manufacturing volumes. We will continue to evaluate our manufacturing footprint in 2023 to align with our investment priorities and corporate strategy. Our goal is to reduce volatility in our gross margins and maximize return on our manufacturing investments with the intention of having our product strategy drive our manufacturing footprint and capital investments. In 2023, our focus will be on ramping up manufacturing at our recently acquired East Fishkill, New York fabrication ("EFK") facility, as well as investing to expand our facilities in the Czech Republic, Hudson, New Hampshire, and South Korea to increase our SiC manufacturing capabilities to meet the growing demand for our SiC-based solutions.

See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to our acquisition and divestiture activity.

Recent Acquisitions

On December 31, 2022, we completed our acquisition of the EFK facility and certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS"), which was previously announced in April 2019, for total consideration of

$406.3 million. In connection with the acquisition agreement, we paid GFUS $100.0 million and $70.0 million during 2020 and 2019, respectively, with the balance of $236.3 million paid on January 3, 2023. In addition, in 2019 we paid GFUS a one-time license fee of $30.0 million for certain technology, which has been recognized as an intangible asset subject to amortization. The transaction has been accounted for as a business combination.

On October 28, 2021, we completed our acquisition of GT Advanced Technologies Inc. ("GTAT"), a producer of SiC substrates. The purchase price for the acquisition was $434.9 million, which included cash consideration of $424.6 million and effective settlement of pre-acquisition balances (non-cash) of approximately $10.0 million, in exchange for all of the outstanding equity interests of GTAT. We believe the acquisition of GTAT will act as a building block to fuel growth and secure supply of SiC to meet growing customer demand for SiC-based solutions.

Completed Divestitures of Certain Manufacturing Facilities

During 2022, in line with our business strategy, we divested our wafer manufacturing facilities in Oudenaarde, Belgium, South Portland, Maine, Pocatello, Idaho and Niigata, Japan. We agreed to wafer supply agreements with the respective buyers of these facilities to ensure that there is no disruption in our ability to meet customer demand for our products.

See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

New Legislation

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, H.R. 4346 (the "CHIPS Act") and the Inflation Reduction Act, H.R. 5376 (the "IR Act") were signed into law. Among other things, the CHIPS Act provides various incentives and tax credits to United States companies for research, development, manufacturing and workforce development in domestic semiconductor manufacturing. The IR Act introduces a 15% corporate alternative minimum tax ("CAMT") for certain corporations and a 1% excise tax on certain stock repurchases. The Company is evaluating the provisions of the new laws and the potential impacts to the Company. See Note 4: ''Recent Accounting Pronouncements and Other Developments''' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Revenue-Generating Activities

onsemi generates revenue from the sale of semiconductor products to distributors and direct customers. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing.

The following table illustrates the product technologies under each of our segments based on our operating strategy:

	PSG	ASG	ISG
2022 Revenue (%)	50.5%	34.1%	15.3%

	Analog products	Analog products	Actuator Drivers
	SiC products	ASIC products	CMOS Image Sensors
	Discrete products	ECL products	Image Signal Processors
	MOSFET products	Foundry products / services	LSI products
	Power Module products	Gate Driver products	Single Photon Detectors
	Isolation products	LSI products	Sensors
	Memory products	Standard Logic products
Gate Driver products
Standard Logic products

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

PSG

PSG offers a wide array of analog, discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, power conversion, signal conditioning, circuit protection, signal amplification and voltage regulation functions. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the demand for greater functionality, and faster data transmission rates in all communications. The advancement of existing volt electrical infrastructure, electrification of power train in the form of EV/HEV, higher trench density enabling lower losses in power efficient packages and lower capacitance and integrated signal conditioning products to support faster data transmission rates significantly increase the use of high-power semiconductor solutions. The recent increase in the use of WBG MOSFETs and diodes, including SiC and IGBT, is further expanding the use of semiconductor products.

ASG

ASG designs and develops analog, mixed-signal, advanced logic, ASSPs and ASICs, RF and integrated power solutions for a broad base of end-users in different end-markets. Our product solutions enable industry leading active mode and standby mode efficiency now demanded by regulatory agencies around the world. Additionally, ASG offers trusted foundry and design services for our government customers, which leverages our broad range of manufacturing, IC design, packaging, and silicon technology offerings to provide turn-key solutions for our customers.
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

Customers

We sell our products to distributors and direct customers for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers and our sales agreements are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply. During 2022, we entered into a number of long-term supply agreements with certain strategic end-customers, which generally include minimum purchase commitments. Certain of our agreements, subject to our standard terms and conditions, have provisions allowing for termination at any time for convenience by either party.

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

Distributors

Sales to distributors accounted for approximately 58% of our revenue in 2022, 64% of our revenue in 2021 and 60% of our revenue in 2020. We had one distributor whose revenue accounted for approximately 12% of the total revenue for the year ended December 31, 2022. Our distributors resell our products to contract manufacturers, OEMs among other companies. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

Direct Customers

Sales to direct customers, accounted for approximately 42% of our revenue in 2022, 36% of our revenue in 2021 and 40% of our revenue in 2020. Large multi-nationals and selected regional OEMs, which are significant in specific markets, form our core direct customers. Generally, these customers do not have the right to return our products following a sale other than pursuant to our warranty.

For additional information regarding agreements with our customers, see "Markets," "Resources" and "Risk Factors - Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K and Note 2: ''Significant Accounting Policies'' under the heading "Revenue Recognition" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

While our new product development efforts continue to be focused on building solutions in areas that appeal to customers in focused market segments and across multiple high-growth applications, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high-growth technologies. We deploy people and capital with the goal of maximizing the return for our research and development investments by targeting innovative products and solutions for high growth applications that we believe position us to outperform the industry.

End-Markets

We serve a broad base of end-user markets, with a primary focus towards automotive and industrial. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors) of our revenue generated from each end-market during 2022, and sample applications for our products. Other includes the end-markets of communication, consumer and computing.

	Automotive	Industrial	Other
2022 Revenue (%)	40.4%	27.5%	32.1%

Sample applications	EV	Energy & EV Charging Infrastructure	Cloud Computing/Data Center Servers
	ADAS	Industrial Automation	5G Base Stations
	Power Management	Security & Surveillance	Graphics Cards
	Powertrain	Machine Vision	Gaming, Home Entertainment Systems, & Set Top Boxes
	In-Vehicle Networking	Smart Cities & Buildings	Routers
	Body & Interior	Hearing Health, Diagnostic, Therapy, & Monitoring	Notebooks, Laptops, Desktop PCs and Tablets
	Lighting	Power Solutions	USB Type-C
	Sensors	AR/VR	White Goods
	Engine Control	Motor Control	Power Supplies
		Robotics	Smart Phones

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

Some of our competitors have greater financial and other resources to pursue development, engineering, manufacturing, marketing and distribution of their products and may generally be better situated to withstand adverse economic or market conditions. The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. The following discusses the effects of competition on our three operating segments:

PSG

Our competitive strengths include our core competencies of leading-edge fabrication technologies, micro and module packaging expertise, breadth of product line and IP portfolio, high quality cost effective manufacturing and supply chain management, which ensures supply to our customers. Our commitment to continual innovation allows us to provide an ever broader range of semiconductor solutions to our customers who differentiate in power density and power efficiency, the key performance characteristics driving our markets.

The principal methods of competition in our discrete, module and integrated semiconductor products are through new products and package innovations enabling enhanced performance over existing products. Of particular importance are our intelligent power technologies based on silicon and SiC wide band gap technologies, which we use to design, manufacture, and deliver to our customers as bare die, packaged discrete solutions or power module solutions. In addition to our power technologies, we believe our integrated circuit, signal and protection technologies have significant performance advantages over our competition. PSG’s primary competitors include: Infineon Technologies AG ("Infineon"), STMicroelectronics N.V. ("STMicroelectronics"), Wolfspeed Inc., Texas Instruments Incorporated ("TI") and Nexperia BV.

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

Competitors for certain of ISG's products and solutions include: Sony Semiconductor Manufacturing Corporation, Samsung Electronics Co., Ltd., and Omnivision Technologies Inc.

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

In the semiconductor industry, backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Historically, a significant portion of our backlog was cancellable, however, our current agreements, including orders subject to minimum purchase commitments under our longer-term supply arrangements, are not subject to cancellation, unless otherwise mutually agreed.

Resources

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, SiC wafers, laminate substrates, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases as well as other production supplies used in our manufacturing processes. We seek to obtain our raw materials and supplies in a timely, planned manner from our suppliers to allow for our manufacturing cycle to align with the timing of our customer demands. However, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control, including any caused by the COVID-19 pandemic or other public health crises.

Manufacturing and Design Operations

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah and Virginia. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, South Korea, the Philippines, Romania, Singapore, the Slovak Republic, Slovenia, Switzerland, Taiwan and the United Kingdom. In October 2022, we ceased operations at our design locations in Australia and Russia as part of the exit plan to wind down QCS. We operate front-end wafer fabrication facilities in the Czech Republic, Japan, South Korea, Malaysia and the United States and back-end assembly and test site facilities in Canada, China, Malaysia, the Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Hudson, New Hampshire manufactures SiC crystal boules and our facility in Rožnov pod Radhoštěm, Czech Republic manufactures silicon wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or pursuant to joint ventures, the reportable segments that use such facilities, and the approximate gross square footage of each site's building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reportable Segment	Size (sq. ft.)

Front-end Facilities:
East Fishkill, New York	ASG, ISG and PSG	2,724,137
Gresham, Oregon	ASG, ISG and PSG	558,457
Rožnov pod Radhoštěm, Czech Republic	ASG and PSG	438,882
Seremban, Malaysia (Site 2) (3)	ASG and PSG	133,061
Bucheon, South Korea	ASG and PSG	861,081
Mountaintop, Pennsylvania	ASG and PSG	437,000
Aizuwakamatsu, Japan	ASG and PSG	734,482

Back-end Facilities:
Burlington, Canada (1)	ASG	95,440
Leshan, China (3)	ASG and PSG	416,339
Seremban, Malaysia (Site 1) (3)	ASG, ISG and PSG	328,275
Carmona, Philippines (3)	ASG, ISG and PSG	926,367
Tarlac City, Philippines (3)	ASG, ISG and PSG	381,764
Shenzhen, China (1)	ASG, ISG and PSG	275,463
Bien Hoa, Vietnam (3)	ASG and PSG	294,418
Nampa, Idaho (1) (2)	ISG	166,268
Cebu, Philippines (3)	ASG and PSG	228,460
Suzhou, China (3)	ASG and PSG	452,639

Other Facilities:
Rožnov pod Radhoštěm, Czech Republic	ASG, ISG and PSG	11,873
Thuan An District, Vietnam (3)	ASG and PSG	30,494
Hudson, New Hampshire (1)	PSG	272,036
_______________________

(1)These facilities are leased.
(2)This facility is used for both front-end and back-end operations.
(3)These facilities are located on leased land.

For additional information regarding acquisitions and divestitures, see Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

All of our manufacturing facilities are fully owned and operated by us, except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner is Leshan Radio Company Ltd. ("Leshan Radio"), is formerly a state-owned enterprise. Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We purchased 80% of Leshan's production capacity in each of 2022, 2021 and 2020 and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2023.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These manufacturers collectively accounted for approximately 43% of our total manufacturing input costs in 2022, 37% in 2021 and 33% in 2020.

For information regarding risks associated with our foreign operations, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under worldwide trademarks including the ON Semiconductor, ON, onsemi, and various product names and logos, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We acquired or were licensed or sublicensed to a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous United States and foreign patents issued, allowed and pending. As of December 31, 2022, we held patents with expiration dates ranging from 2023 to 2043, and none of the patents that expire in the next three years are expected to materially affect our business. We do not consider our business substantially dependent on any single onsemi patent. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

For information regarding risks associated with intellectual property, see "Risk Factors — Trends, Risks and Uncertainties Related to Intellectual Property" included elsewhere in this Form 10-K.

Seasonality

We believe our business today is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. Our 2022 results were positively influenced by macroeconomic factors including a better-than-expected demand and recovery from the COVID-19 pandemic along with our efforts focused on price increases, better utilization, product diversification and content gains. We could again experience period-to-period fluctuations in operating results due to general industry or macroeconomic conditions. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.
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

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2022 were not material, and we do not expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on our capital expenditures or earnings or on our competitive position. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

We are also subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act ("ITAR"), the Foreign Corrupt Practices Act ("FCPA"), and the anti-boycott provisions of the U.S. Export Administration Act. Additionally, United States or China governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations.

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2022 were not material, and we do not expect the cost of complying with existing trade laws and regulations to have a material adverse effect on our capital expenditures or earnings or on our competitive position. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Environmental, Social and Governance Initiatives

onsemi strives to be a responsible corporate citizen. We uphold ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to environmental, social and governance priorities will help enhance long-term value for our stockholders.

In 2022, onsemi affirmed its climate change policy, highlighting the focus areas for its climate change-related actions. onsemi is committed to protect and respect its environment and energy resources for future generations throughout its operations, including wafer fabrication, assembly, test, support operations, and through its value chain. In that regard, onsemi has committed to achieving net zero emissions by 2040.

We work together with our customers, peers, partners and suppliers to promote continual improvement in human rights, labor, environment, health and safety, anti-corruption, ethics and management system standards within our operations and our supply chain. We proactively comply with the Responsible Business Alliance (“RBA”) Code of Conduct including the elimination of forced labor, slavery and human trafficking and conflict minerals pursuant to our involvement with the Responsible Minerals Initiative.

Our Board of Directors (the "Board of Directors") and management regularly evaluate our corporate responsibility policies, including our Code of Business Conduct and other corporate social responsibility policies and programs, to ensure an effective outcome and adherence by our employees, suppliers, vendors and partners.

Human Capital Resources

Core Principles

Our success depends on our ability to attract, train, retain and motivate our employees involved in the design, development, manufacturing and support of new and existing products and services. As we are a member of the RBA, its principles are fundamental to our corporate culture and core values and are reflected in our commitments to our employees, customers, communities and other stakeholders. These principles include providing a safe and positive work environment to our employees that emphasizes learning and professional development and respect for individuals and ethical conduct.

Headcount

As of December 31, 2022, we had approximately 31,000 regular full-time employees and approximately 109 part-time and temporary employees in facilities located in 34 countries. Approximately 10.8% of our regular full-time employees are located in the United States and Canada, 11.0% in Europe and Middle Eastern countries and 78.1% in Asia Pacific and Japan, with approximately 74.7% engaged in manufacturing, 1.7% in research and development, 3.5% in customer service or other aspects of sales and marketing, and 20.1% in other roles. Approximately 116 of our domestic employees (or approximately 3.6% of our United States-based employees) are covered by a collective bargaining agreement. All of these employees are located at our Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic and Belgium) or similar arrangements or are represented by workers councils.

The disclosed headcount information does not include the addition of approximately 1,050 full-time employees who joined the Company as part of the EFK acquisition, which was completed on December 31, 2022, as their employment with onsemi was not effective until January 1, 2023. For additional information, see Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Diversity, Equity and Inclusion

We are consciously expanding the diversity of our workforce, creating growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment. We have organization-level and overall metrics to monitor for diverse director-level and above employees, diverse new hires and diverse promotions. Our Human Resources organization and the Human Capital and Compensation Committee of the Board of Directors, through its charter, provides oversight of our policies, programs and initiatives focusing on workflow equity and workplace inclusion.

Compensation, Benefits, Health, Safety and Wellness

Our compensation philosophy is focused on delivering competitive compensation with total rewards based on corporate affordability in a way that enables attraction, retention, and recognition of performance delivered in an equitable manner. We provide our employees and their families with access to flexible and convenient health and wellness programs, including benefits that secure them during events that may require time away from work or that impact their financial well-being. We use a combination of total rewards and other programs (which vary by region and salary grade) to attract and retain our employees, including: annual performance bonuses; stock awards, including an employee stock purchase plan; retirement support; healthcare and insurance benefits; business travel and disability insurance; health savings and flexible spending accounts; flexible work schedules, vacation and paid time off; parental leave; paid counseling assistance; backup child and adult care; education assistance; and on-site services, such as health centers and fitness centers.

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

Turnover

We monitor employee turnover rates by region and globally. The average tenure of our employees is approximately seven years and approximately one-fifth of our employees have been employed by us for more than 10 years. We believe our compensation philosophy along with the career growth and development opportunities promotes longer employee tenure and reduces voluntary turnover.

Executive Officers of the Registrant

Certain information concerning our executive officers as of February 6, 2023 is set forth below.

Name	Age	Position
Hassane El-Khoury	43	President, Chief Executive Officer and Director
Thad Trent	55	Executive Vice President, Chief Financial Officer and Treasurer
Ross F. Jatou	53	Senior Vice President and General Manager, ISG
Simon Keeton	49	Executive Vice President and General Manager, PSG
Robert Tong	63	Senior Vice President and General Manager, ASG

All of our executive officers are also officers of SCI LLC. The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There are no family relationships among our executive officers.

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

Thad Trent. Mr. Trent was appointed Executive Vice President and Chief Financial Officer and Treasurer of onsemi in February 2021. Mr. Trent has held several leadership roles throughout his career, most recently as Chief Financial Officer at Cypress ("Cypress CFO") responsible for strategic planning, accounting, investor relations, tax, corporate development and information technology. Under his leadership, Cypress’ revenue increased from $723 million to $2.5 billion, and the enterprise value increased five times during his five-year tenure as Cypress CFO.

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

Ross F. Jatou. Mr. Jatou joined onsemi in 2015 as the Vice President and General Manager of the Automotive Solutions Division within our ISG division. In October 2020, he was named Senior Vice President and General Manager, ISG of onsemi, assuming leadership of both the divisions within ISG: the Automotive Sensing Division and the Industrial and Consumer Solutions Division. Prior to onsemi, Mr. Jatou had an extensive career with NVIDIA Corporation of nearly 15 years, where he was the Vice President of Hardware Engineering. His background and experience include product development, engineering management, and automotive design quality and forecasting, and he is an expert in imaging graphics and system interfaces, telecommunications, high performance computing, automotive and embedded solutions. He has a Bachelor of Science degree in electrical engineering and a Master of Applied Science in millimeter wave technology and parallel processing from the University of Toronto. Mr. Jatou completed executive business programs from Stanford University School of Business and Harvard Business School.

Simon Keeton.    Mr. Keeton joined onsemi in July 2007 and is currently the Executive Vice President and General Manager, PSG of onsemi. During his career, Mr. Keeton has held various management positions within onsemi. Before Mr. Keeton’s promotion to his current role on January 1, 2019, he was a Senior Vice President and General Manager of the MOSFET Division. From 2012 to 2016, Mr. Keeton served as Vice President and General Manager of the Integrated Circuit Division under our former Standard Products Group. Prior to that time, he served as Vice President and General Manager of the Consumer Products Division from 2009 to 2012 and as Business Unit Director of our Signals and Interface Business Unit from 2007 to 2009. Before joining onsemi, Mr. Keeton served as Strategic Planning Manager of the Digital Enterprise Group of Intel Corporation ("Intel") and held various marketing and business management roles at Vitesse Semiconductor Corporation. He earned a Bachelor of Science degree in computer engineering and a Master of Science Degree in electrical engineering from Michigan State University, and a Master of Business Administration from Pepperdine University – in addition to completing an executive business program from Harvard Business School.

Robert Tong. Mr. Tong joined onsemi in 2008 and is currently the Senior Vice President and General Manager, ASG of onsemi. Having joined onsemi through its acquisition of AMI Semiconductor, Inc., Mr. Tong has held a number of management positions within onsemi. Prior to Mr. Tong’s promotion to his current role on June 1, 2022, he was Senior Vice President of the Mobile, Computing and Cloud Division. Prior to AMI Semiconductor, he served as president and chief executive officer of Dspfactory, a fabless semiconductor startup of DSP products for the hearing health industry. A fellow of the Canadian Academy of Engineering, Mr. Tong serves on the advisory board for the Dean of Engineering at McMaster University. He holds a Bachelor of Engineering degree in electrical and electronics engineering from McMaster University, as well as a Master of Business Administration from Wilfrid Laurier University and a Master of Applied Science in electrical and electronics engineering from the University of Waterloo.

Available Information

Our website is www.onsemi.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and all amendments to those reports available, free of charge, in the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to the SEC. Information on or accessible through our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC. You can also find these materials on the SEC website at www.sec.gov, which contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Forward-Looking Statements

This Annual Report on Form 10-K includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," "anticipates," "should" or similar expressions, or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described below. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speak only as of the date made, except as may be required by law.

Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially and adversely affected, the trading prices of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Trends, Risks and Uncertainties Related to Our Business

The manufacturing and other operations required to produce our products are highly dependent on the efficient operation of numerous processes, including processes contingent upon third party component manufacturers and other service providers, and any disruption in these processes could have a material adverse effect on our business and results of operations.

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

In addition, for certain manufacturing activities and for the supply of raw materials, we utilize third-party suppliers. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources. Shortages could occur in various essential raw materials, and if we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increases significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.

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

We may be unable to implement certain business strategies and any issue with the pursuit of such business strategies could materially adversely affect our business and results of operations.

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

In addition, implementation of a business strategy may lead to the disruption of our existing business operations. For example, following the announcement of our commitment to achieving net zero emissions by 2040, we may take actions to pursue our goal of generating net-zero emissions that may result in material expenditures that could impact our financial condition or results of operations and/or could disrupt our existing operations. Similarly, the contingent risks associated with transferring our existing operations to an acquirer, as is the case with several transition services being provided in connection with our recent divestitures, could materially impact our financial condition or results of operations and/or could disrupt our existing operations. Furthermore, our increased investment in manufacturing capacity (including the recent acquisition of EFK and increased investment in capacity for SiC-based products and technology), while concurrently winding down our QCS business and divesting other non-strategic operations, may adversely impact our existing operations, require additional management time and effort to implement successfully, and lead to higher than anticipated capital expenditures.

As we continue to increase production of SiC-based products and ramp manufacturing at EFK and at our facilities in Hudson, New Hampshire, the Czech Republic and South Korea, we may face challenges or risks related to: increased capital spending and long-term capital expenditure commitments, installing and qualifying new manufacturing equipment, meeting planned process yields, maintaining suitable quality control and educating or providing employees with the requisite know-how to operate the processes at our expanded manufacturing facilities. There are inherent execution risks in expanding production capacity, whether at one of our own factories or at a third party that we utilize, all of which could increase our costs and negatively impact our operating results.

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

If we are unable to identify and make the substantial research and development investments or develop new products required to satisfy customer demands, our business, financial condition and results of operations may be materially adversely affected.

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market enhanced technologies and products. The development of new products is complex and time-consuming, often requiring significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, the lengthy development cycle for certain of our products could limit our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users, and we may be unable to develop innovative responses to our customers’ and end-users’ evolving needs on the timelines they require or at all. There can be no assurance that we will win competitive bid selection processes, known as "design wins," for new products. In addition, design wins do not guarantee that we will make customer sales or generate sufficient revenue to recover design and development investments, realize a return on the capital expended or achieve expected gross margins, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. To the extent that we underinvest in our research and development efforts, fail to recognize the need for innovation with respect to our products, or that our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products attractive to customers, and so our business, financial condition and results of operations may be materially adversely affected. Further, products that are commercially viable may not have an immediate impact on our revenue or contribute to our operating results in a meaningful way until at least a few years after they are introduced into the market.

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

The semiconductor industry is highly competitive, and has experienced significant consolidation, and if we are unable to compete effectively or identify attractive opportunities for consolidation, it could materially adversely affect our business and results of operations.

Our ability to compete successfully in the highly competitive semiconductor industry depends on elements both within and outside of our control. We face significant competition within each of our product lines from major global semiconductor companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Our gross margins vary due to a variety of factors. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, and we may be at a competitive disadvantage if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among competitors and integration among customers could erode our market share, impair our capacity to compete and require us to restructure operations, any of which could have a material adverse effect on our business.

In addition, although the CHIPS Act provides various incentives and tax credits to United States companies for domestic semiconductor manufacturing, we may be unsuccessful (including, relative to the efforts of our competitors) in any efforts to obtain such incentives and tax credits.

The effects of the COVID-19 pandemic have had, and could continue to have, an adverse impact on our business, results of operations and financial condition.

Our business has been, and may continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have been causing, and may continue to cause, disruption to our domestic and international operations and sales activities. In addition, there may be associated worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or those of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, any economic downturn or recession brought on by the COVID-19 pandemic or other public health crises could adversely affect demand for our products and impact our results of operations and financial condition. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, legal exposure, or financial condition.

Because a significant portion of our revenue is derived from customers in the automotive and industrial end-markets, a downturn or lower sales to customers in either end-market could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive industry and the industrial sector. Sales into the automotive and industrial end-markets represented approximately 40.4% and 27.5% of our revenue, respectively, for the year ended December 31, 2022. The automotive industry is cyclical and the industrial sector tends to thrive during a time of economic expansion, and, as a result, our customers in each end-market are sensitive to changes in general economic conditions, inflationary pressure, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Additionally, the quantity and price of our products sold to customers in each end-market could decline despite continued growth in such end-markets. Lower sales to customers in either end-market may have a material adverse effect on our business and results of operations. Further, to the extent we have long-term supply agreements with our customers which includes fixed pricing, we could be subject to fluctuating manufacturing costs that could negatively impact our profitability. Additionally, under our long-term supply agreements, we could incur certain obligations if we are not able to fulfill our commitments.

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

Changes in, and the regulatory implementation of, tariffs or other government trade policies or political conditions could reduce demand for our products, limit our ability to sell our products to certain customers or our ability to comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.

The imposition of tariffs and trade restrictions as a result of international trade disputes or changes in trade policies or political conditions may adversely affect our sales and profitability. For example, additional tariffs and the related geopolitical uncertainty between the United States and China and other countries may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. More specifically, our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests, may be subjected to increased costs or additional trade restrictions stemming from the geopolitical tension between the U.S. and China. Additional tariffs or trade restrictions between the two countries could materially adversely affect our results of operations.

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

Our international sales and purchases are subject to numerous United States and foreign laws and regulations related to import and export matters. For example, licenses or proper license exceptions are required for the shipment of our products to certain countries under applicable export control regulations, including the provisions of the U.S. Export Administration Act. A determination by the United States government or any foreign government that we have failed to comply with trade or export regulations can result in penalties, including fines, administrative, civil or criminal penalties or other liabilities, seizure of products, or, in the extreme case, denial of export privileges or suspension or debarment from government contracts, which could have a material adverse effect on our sales, business and results of operations.

We may be unable to attract and retain highly skilled personnel.

Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the United States. and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees is intense. Furthermore, we have operations in many parts of the world that are currently experiencing a tight labor market for skilled employees. Additionally, we have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. Specific elements of our compensation programs may not be competitive with those of our competitors, and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. Loss of the services of, or failure to effectively recruit, qualified personnel could have a material adverse effect on our competitive position and on our business.

Warranty claims, product liability claims, product recalls, and the failure to comply with the terms and conditions of our contracts, could harm our business, reputation, results of operations and financial condition.

Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face an inherent business risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or such failure of our products results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in electrical design, OEMs are increasingly expecting them to warrant their products and are looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could have material adverse effects on our business, results of operations and financial condition. Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially adversely affect our business, reputation, results of operations and financial condition. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which our products were not designed or in customer products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues, which may harm our reputation.

Since a defect or failure in our products could give rise to failures in the goods that incorporate them (and claims for consequential damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenue and profits we receive from the products involved. In certain instances, we attempt to limit our liability through our standard terms and conditions or other contractual provisions, but there is no assurance that such limitations will be effective. To the extent we are liable for damages in excess of the revenue and profits received from the products involved, our results of operations and financial condition could be materially adversely affected.

Currency fluctuations, changes in foreign exchange regulations and repatriation delays and costs could have a material adverse effect on our results of operations and financial condition.

We have sizeable sales and operations in the Asia/Pacific region and Europe and a significant amount of this business is transacted in currency other than U.S. dollars. In addition, while a significant percentage of our cash is generated outside the

United States, many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in the United States in U.S. dollars. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.

In addition, repatriation of funds held outside the U.S. could have adverse tax consequences and could be subject to delay due to required local country approvals or local obligations. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have a material adverse effect on our ability to make interest and principal payments due under our various debt obligations. Restrictions on repatriation or the inability to use cash held abroad to fund our operations in the United States may have a material adverse effect on our liquidity and financial condition.

Trends, Risks and Uncertainties Related to Intellectual Property

If our technologies are subject to claims of infringement on the IP rights of others, efforts to address such claims could have a material adverse effect on our results of operations.

We may from time to time be subject to claims that we may be infringing the IP rights of others. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome or pursuant to the terms of a settlement of any such litigation, we may be required to: pay substantial damages or settlement costs; indemnify customers or distributors; cease the manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies; discontinue the use of certain processes; or obtain licenses, which may not be available on reasonable terms, to continue the use, development and/or sale of the allegedly infringing technologies.

The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially adversely affect our business, financial condition and results of operations.

If we are unable to protect the IP we have developed or licensed, our competitive position, business and results of operations could be materially and adversely affected.

The enforceability of our patents, trademarks, copyrights, software licenses and other IP is uncertain in certain circumstances. Effective IP protection may be unavailable, limited or not applied for in the United States and internationally. The various laws and regulations governing our registered and unregistered IP assets, patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies are subject to legislative and regulatory change and interpretation by courts. With respect to our IP generally, we cannot assure you that:
•any of the substantial number of United States or foreign patents and pending patent applications that we employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;
•any of our pending or future patent applications will be issued or have the coverage originally sought;
•any of the trademarks, copyrights, trade secrets, know-how or mask works that we employ in our business will not lapse or be invalidated, circumvented, challenged, abandoned or licensed to others;
•any of our pending or future trademark, copyright, or mask work applications will be issued or have the coverage originally sought; or
•that we will be able to successfully enforce our IP rights in the United States or foreign countries.

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

Trends, Risks and Uncertainties Related to Technology and Data Privacy

We may be subject to disruptions or breaches of our information technology systems that could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions or breaches of our information technology caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cyber security measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. The costs to us to reduce the risk of or alleviate cyber security breaches and vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing, distribution or other critical functions. Any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.

We are subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect Personally Identifiable Information ("PII") and other data as part of our business processes and activities. This data is subject to a variety of laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions that are currently more restrictive than those in the United States. Additionally, within the United States, different states have enacted various regulations governing the treatment of PII. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, could result in additional cost and liability to Company officials or us, including substantial monetary fines, and could damage our reputation, inhibit sales and adversely affect our business.

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

The semiconductor industry has been subject to increasing environmental regulations, particularly those environmental regulations that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. We also have operations subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:
•changes in United States and international environmental or health and safety laws or regulations, including, but not limited to, future laws or regulations imposed in response to climate change concerns;
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

Our failure to comply with anti-corruption laws could result in penalties that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex income tax and transfer pricing regulations. Changes to, or interpretations of, tax legislation or regulations could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities. In addition, other factors or events, such as changes to our operating structure, strategy and investment decisions, could also increase our future effective tax rate and ultimately reduce our cash flow from operating activities.

Tax rules may change in a manner that adversely affects our future reported results of operations or the way we conduct our business. We implemented certain restructuring during the year ended December 31, 2020. After our restructuring, most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income (“FDII”). Beginning in 2026, the effective rate for FDII increases from 13% to 16%. Further, if U.S. rates increase and/or the FDII deduction is eliminated or reduced, our provision for income taxes, results of operations and cash flows would be adversely (potentially materially) affected. Also, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.

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

In August 2022, the U.S. enacted the CHIPS Act and the IR Act. It will take time for additional clarifying guidance and regulations to be issued, and this guidance will be required for a more complete interpretation of this new legislation. The impact of this new legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and future regulatory guidance.

This new legislation could have a material benefit or material adverse impact, and may have a material impact on our financial condition. We are in the process of analyzing the potential aggregate current and future impacts of this legislation relative to how we do business, our cash flows and our results of operations.

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

Many investors also expect companies to disclose corporate social and environmental policies, practices and metrics under voluntary disclosure standards and frameworks. We have communicated our strategies, commitments and targets related to our corporate social and environmental policies and programs. These strategies, commitments and targets reflect our current plans and aspirations, but we may be unable to achieve them. It is also possible that our investors might not be satisfied with our policies, programs, commitments, performance and related disclosures, or the speed of their adoption, implementation and measurable success, or that we have adopted such policies, programs and commitments at all.

In addition, unfavorable ratings or assessment of our corporate social and environmental policies and programs, including our compliance with certain voluntary disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

Furthermore, following the announcement of our commitment to achieving net zero emissions by 2040, we may take actions to pursue our goal of generating net-zero emissions that may result in material expenditures that could impact our financial condition or results of operations and/or could disrupt our existing operations.

Trends, Risks and Uncertainties Related to Our Indebtedness

Our debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2022, we had $3,228.3 million of outstanding principal relating to our indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. As of December 31, 2022, we had approximately $1.5 billion available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including impacting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes.

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

The obligations under the Amended Credit Agreement are collateralized by a lien on substantially all of the personal property and material real property assets of our domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the Amended Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, subject to customary exceptions, the Amended Credit Agreement requires mandatory prepayment under certain circumstances, which may result in prepaying outstanding amounts under the Revolving Credit Facility and the Term Loan "B" Facility rather than using funds for other business purposes. Our financing structure, and any inability to meet our obligations thereunder, could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the Amended Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the Amended Credit Agreement and the 3.875% Notes, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to: incur additional debt; incur liens; make certain investments or acquisitions; settle a conversion of our 1.625% Notes in whole or in part with cash; redeem, or otherwise perform our obligations under the terms of, our 3.875% Notes; sell or otherwise dispose of assets; engage in mergers or consolidations or certain other "change of control" transactions; make distributions to our stockholders; engage in restructuring activities; engage in certain sale and leaseback transactions; and issue or repurchase stock or other securities.

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

Our Amended Credit Agreement and our interest rate swap agreements currently have an interest rate tied to the Secured Overnight Financing Rate (“SOFR”), but were previously tied to the LIBO Rate. The phase-out of the LIBO Rate is underway and will conclude by July 1, 2023 when LIBO Rates and quotations are scheduled to be discontinued. In response to the phasing out of the LIBO Rate, on March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), pursuant to which certain contracts that rely on the LIBO Rate and do not contain procedures for determining an alternative base rate in the event that the LIBO Rate is discontinued will transition from the LIBO Rate to SOFR, effective July 1, 2023. While the LIBOR Act effectively established SOFR as the default replacement rate for the LIBO Rate, there can be no assurances that SOFR will become a widely accepted benchmark, or that SOFR or other alternative base rates will be more or less favorable than the LIBO Rate. The discontinuance of the LIBO Rate and the adoption of SOFR and/or other alternative based rates could create volatility and instability in the financial markets and within banking and financial institutions. Regardless, we intend to monitor any unforeseen impacts of the discontinuation of the LIBO Rate and the phasing in of SOFR and will attempt to work with our lenders to ensure the transition will have minimal impact on our financial condition. However, we cannot provide any assurances that the impact of the discontinuation of the LIBO Rate and the phasing in of SOFR will not have a material adverse effect on our debt service obligations or our ability to refinance our debt on favorable terms.

The timing of the cash payments to service the 0% Notes, the 1.625% Notes and the 3.875% Notes is not entirely in our control and may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy these obligations in a timely manner.

As of December 31, 2022, we had outstanding approximately $137.3 million aggregate principal amount of our 1.625% Notes, $700.0 million aggregate principal amount of our 3.875% Notes and $805.0 million aggregate principal amount of our 0% Notes (collectively, the "Outstanding Notes"). Holders of the Outstanding Notes have certain rights that would require us to make repurchases prior to the stated maturity for all or a portion of the amounts due in certain circumstances. For example, holders of the 3.875% Notes have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date.

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
•authorize the issuance of "blank check" preferred stock, which is preferred stock that our Board of Directors can create and issue without prior stockholder approval and that could be issued with voting or other rights or preferences that could impede a takeover attempt; and
•require the approval by holders of at least 66 2/3% of our outstanding common stock to amend certain of these provisions in our certificate of incorporation or by-laws.

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

The amount and frequency of our share repurchases are affected by a number of factors and may fluctuate.

Although we have adopted a share repurchase program, we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program or at all. The amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash and because of changes in tax laws, and the market price of our common stock. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.

General Risk Factors

We may be unable to successfully integrate new strategic acquisitions, which could materially adversely affect our business, results of operations and financial condition.

We have made, and may continue to make, strategic acquisitions (including the acquisition of GFUS's East Fishkill, New York site and fabrication facilities and the acquisition of GTAT, a producer of SiC-based products and technology) and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in our industry require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees post-integration. In addition, we may incur unexpected costs or taxes resulting from the acquisition or integration of the newly acquired business. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate, could materially adversely affect our results of operations and financial condition.

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

Historically, worldwide semiconductor industry sales have tracked the impacts of financial crises, subsequent recoveries and persistent economic uncertainty. Recent global economic slowdowns could continue and potentially result in certain economies dipping into economic recessions, including in the United States. In addition, we are aware of and are monitoring the economic environment and related forecasts, which suggest (in certain parts of the world) an economic slowdown.

We have in the past and could in the future experience period-to-period fluctuations in operating results due to general industry or economic conditions; the onset of an economic recession and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates may increase our costs, which could negatively impact revenue, earnings and demand for our products.

In addition to general economic conditions, impacts of other macroeconomic events, such as the COVID-19 pandemic and the ongoing military conflict between Russia and Ukraine, climate change and other natural disasters, and uncertainties in global financial markets, could materially adversely impact our operations by causing disruptions in the geographies in which we and our suppliers, third party distributors and sub-contractors operate. If any of these events impact our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Such events can negatively impact revenue and earnings and can significantly impact cash flow.

Regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.

Various jurisdictions are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as heightened investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, or parties may take legal action against us, which could harm our reputation, revenue and results of operations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or others in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate headquarters, as well as certain design center and research and development operations, are located in approximately 600,000 square feet of building space on property that we lease in Phoenix, Arizona. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and location of these properties, which are used by all of our reportable segments, change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third-party, in locations throughout Asia, Europe and the Americas. See "Business—Resources" included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own and lease research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, the Philippines, Singapore, South Korea, Romania, the Slovak Republic, Slovenia, Switzerland, Taiwan, the United Kingdom and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space. We also lease two research and development facilities, one located in Australia and one located in Russia, and the Company is in the process of terminating these two leases as part of the exit plan to wind down QCS. We believe that our facilities around the world, whether owned or leased, are well-maintained.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of February 1, 2023, there were approximately 182 holders of record of our common stock and 431,967,907 shares of common stock outstanding.

Company Stock Performance

The following graph shows a comparison of the five-year cumulative total stockholder return for onsemi, the PHLX Semiconductor Sector Index (SOX), the Standard and Poor's 500 (S&P 500), and the NASDAQ Composite Index. The comparison assumes $100 was invested on December 31, 2017 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. Note that past stock price performance is not necessarily indicative of future stock price performance. The performance graph in this Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

400.0
300.0
200.0
100.0
0.0
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
ON
SOX
NASDAQ
S&P 500

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay and the amount of shares we are permitted to buy back under the Share Repurchase Program (as defined below), or any new share repurchase programs adopted by the Company. We may pay dividends and buy back shares under the Share Repurchase Program in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Amended Credit Agreement) does not exceed 2.50 to 1.00. In addition, so long as no default has occurred and is continuing or results therefrom, our Amended Credit Agreement permits us to pay cash dividends to our common stockholders, buy back shares under the Share Repurchase Program, or a combination thereof, in an amount up to $100.0 million per year. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Amended Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2022:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ($ in millions) ($) (4)
October 1, 2022 - October 28, 2022	—	$—	—	$1,126.1
October 29, 2022 - November 25, 2022	1,147,852	70.45	589,826	1,084.7
November 26, 2022 - December 31, 2022	761,833	68.93	702,627	1,036.1
Total	1,909,685	69.84	1,292,453
_______________________

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2022.
(2)Included above is an aggregate of 617,232 shares that were received pursuant to bond hedges for which no cash was exchanged.
(3)The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.
(4)Represents the authorized amount remaining under the Share Repurchase Program.

Share Repurchase Program

The repurchases under the Share Repurchase Program amounted to $259.8 million during the year ended December 31, 2022. There were no repurchases of common stock under the Share Repurchase Program during the year ended December 31, 2021 and $65.3 million in repurchases of common stock under the Share Repurchase Program during the year ended December 31, 2020.

The Share Repurchase Program allowed for the repurchase of our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The Share Repurchase Program, which did not require us to purchase any particular amount of common stock and was subject to the discretion of the Board of Directors, expired on December 31, 2022, with approximately $1,036.0 million remaining unutilized.

In February 2023, the Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”), which allows for the repurchase of our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The 2023 Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, has an aggregate limit of $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors. The share repurchase program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, including the notes thereto, which are included elsewhere in this Form 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. Actual results could differ materially because of the factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

Executive Overview

This executive overview presents summarized information regarding our business and operating trends only. For further information relating to the information summarized herein, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety.

onsemi Results

Our revenue for the year ended December 31, 2022 was $8,326.2 million, an increase of 23.5% from $6,739.8 million for the year ended December 31, 2021. The increase was attributable to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand. During 2022, we reported net income attributable to onsemi of $1,902.2 million compared to $1,009.6 million in 2021. Our operating income totaled $2,360.0 million during 2022 compared to $1,287.6 million during 2021. The increase in our operating income and net income was due to significantly better gross margins primarily driven by higher revenue in focused end-markets, favorable product mix, increase in average selling prices and savings from restructuring activities. Our gross margin increased by approximately 870 basis points to 49.0% in 2022 from 40.3% in 2021. See discussion under "Results of Operations" for additional discussion on the reasons for the fluctuations year over year.

Business and Macroeconomic Environment

The semiconductor industry has traditionally been highly cyclical, has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and may experience uncertainty and volatility in the future.

During the year ended December 31, 2022, our product demand remained strong as we achieved record annual revenues. However, we are aware of and are monitoring the economic environment and related forecasts, which suggest global economic slowdowns could continue and potentially result in certain economies entering a recessionary period, which could include the United States. Given the current conditions, we are actively managing our manufacturing activity and spending to align with our forecasted demand. We believe the current volatility in general economic conditions is not expected to have a significant impact on our long-term strategic and growth initiatives.

During 2022, we achieved revenue growth as well as expanded our gross margin and operating margin. The semiconductor industry conditions have resulted in increased costs throughout our supply chain. In some cases, we have been able to increase our prices and pass these increased costs along to our customers, which also partially contributed to higher revenue for 2022. We expect to continue to evaluate cost-saving initiatives to be able to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels to help offset increased costs. We have taken, and continue to take actions, including but not limited to, exiting product lines, that do not support our gross margin improvements and strategic objectives.

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2022 compared to December 31, 2021 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2021 with the year ended December 31, 2020, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2021 filed with the SEC on February 14, 2022.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2022	2021	Change
Revenue	$8,326.2	$6,739.8	$1,586.4
Cost of revenue	4,249.0	4,025.5	223.5
Gross profit	4,077.2	2,714.3	1,362.9
Operating expenses:
Research and development	600.2	655.0	(54.8)
Selling and marketing	287.9	293.6	(5.7)
General and administrative	343.2	304.8	38.4
Amortization of acquisition-related intangible assets	81.2	99.0	(17.8)
Restructuring, asset impairments and other charges, net	17.9	71.4	(53.5)
Goodwill and intangible asset impairment	386.8	2.9	383.9
Total operating expenses	1,717.2	1,426.7	290.5
Operating income	2,360.0	1,287.6	1,072.4
Other income (expense), net:
Interest expense	(94.9)	(130.4)	35.5
Interest income	15.5	1.4	14.1
Loss on debt refinancing and prepayment	(7.1)	(29.0)	21.9
Gain on divestiture of businesses	67.0	10.2	56.8
Other income, net	21.7	18.0	3.7
Other income (expense), net	2.2	(129.8)	132.0
Income before income taxes	2,362.2	1,157.8	1,204.4
Income tax provision benefit	(458.4)	(146.6)	(311.8)
Net income	1,903.8	1,011.2	892.6
Less: Net income attributable to non-controlling interest	(1.6)	(1.6)	—
Net income attributable to ON Semiconductor Corporation	$1,902.2	$1,009.6	$892.6

Revenue

Revenue was $8,326.2 million and $6,739.8 million for 2022 and 2021, respectively. The increase from 2021 to 2022 of $1,586.4 million, or 23.5%, was attributable to a 22.4%, 18.4% and 41.7% increase in revenue in PSG, ASG and ISG, respectively, which is further explained below.

We had one customer, a distributor, whose revenue accounted for approximately 12% of the total revenue for the year ended December 31, 2022.

Revenue by operating and reportable segments was as follows (dollars in millions):

	2022	As a % of Revenue (1)	2021	As a % of Revenue (1)
PSG	$4,208.2	50.5%	$3,439.1	51.0%
ASG	2,841.3	34.1%	2,399.9	35.6%
ISG	1,276.7	15.3%	900.8	13.4%
Total revenue	$8,326.2		$6,739.8
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Revenue from PSG

Revenue from PSG increased by $769.1 million, or approximately 22.4%, during 2022 compared to 2021. The revenue from our Advanced Power Division and our Integrated Circuits, Protection and Signal Division increased by $672.7 million and $96.4 million, respectively. These increases primarily were driven by our strategy to focus on SiC, a product mix that yields higher margins and an increase in average selling prices driven by strong market demand.

Revenue from ASG

Revenue from ASG increased by $441.4 million, or approximately 18.4%, during 2022 compared to 2021. The revenue from our Automotive Division, Industrial Solutions Division and Mobile, Computing and Cloud Division increased by $224.2 million, $173.8 million and $77.1 million, respectively. The increases primarily were due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand.
Revenue from ISG

Revenue from ISG increased by $375.9 million, or approximately 41.7%, during 2022 compared to 2021. The revenue from our Automotive Sensing Division and our Industrial and Consumer Solutions Division increased by $357.3 million and $18.7 million, respectively. The increase in revenue was due to our strategy to focus on a product mix that yields higher margins, and an increase in average selling prices driven by strong market demand.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or regions, are as follows (dollars in millions):

	2022	As a % of Revenue (1)	2021	As a % of Revenue (1)
Hong Kong	$2,315.8	27.8%	$1,828.6	27.1%
Singapore	2,133.9	25.6%	2,097.8	31.1%
United Kingdom	1,492.3	17.9%	1,123.6	16.7%
United States	1,464.7	17.6%	931.6	13.8%
Other	919.5	11.0%	758.2	11.2%
Total Revenue	$8,326.2		$6,739.8
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Our gross profit by operating and reportable segment was as follows (dollars in millions):

	2022	As a % of Segment Revenue (1)	2021	As a % of Segment Revenue (1)
PSG	$1,994.3	47.4%	$1,318.3	38.3%
ASG	1,474.5	51.9%	1,055.6	44.0%
ISG	608.4	47.7%	340.4	37.8%
Total gross profit	$4,077.2	49.0%	$2,714.3	40.3%
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Our gross profit increased by $1,362.9 million, or approximately 50%, from $2,714.3 million during 2021 to $4,077.2 million during 2022. Gross margin increased to 49.0% during 2022 compared to 40.3% during 2021.

The significant increases in gross profit and gross margin were primarily driven by higher revenue, particularly in the automotive and industrial end-markets, and a favorable product mix, which included price increases to resolve price-to-value discrepancies for our products.

Operating Expenses

Research and Development

Research and development expenses were $600.2 million and $655.0 million, or approximately 7% and 10% of revenue for 2022 and 2021, respectively, representing a decrease of $54.8 million, or approximately 8% year-over-year. The decrease was primarily due to a reduction in payroll and other related expenses associated with the wind down of QCS.

Selling and Marketing

Selling and marketing expenses were $287.9 million and $293.6 million, or approximately 3% and 4% of revenue for 2022 and 2021, respectively, representing a decrease of $5.7 million, or approximately 2% year-over-year. The decrease was primarily due to a reduction in payroll-related expenses due to census declines from hiring delays and attrition.

General and Administrative

General and administrative expenses were $343.2 million and $304.8 million, or approximately 4% and 5% of revenue for 2022 and 2021, respectively, representing an increase of $38.4 million, or approximately 13% year-over-year. The increase was primarily due to higher variable compensation and stock compensation.

Amortization of Acquisition—Related Intangible Assets

Amortization of acquisition-related intangible assets was $81.2 million and $99.0 million for 2022 and 2021, respectively, representing a decrease of $17.8 million, or approximately 18.0%, year-over-year. The decrease was due to the reduction in amortization expense as certain intangible technology-related assets became fully amortized in 2021 and the full write-off of QCS intangibles.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $17.9 million and $71.4 million for 2022 and 2021, respectively. Charges in 2022 represent severance charges, contract termination costs and litigation expenses and primarily relate to the QCS wind down. Amounts incurred during 2021 primarily related to the involuntary severance plan. For additional information, see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was $386.8 million and $2.9 million for 2022 and 2021, respectively. During 2022, we recorded a goodwill impairment charge of $330.0 million and an intangible asset impairment charge of $56.8 million, as a result of a shift in our focus on long-term product mix in our strategic markets and the QCS wind down. See Note 6: ''Goodwill and Intangible Assets'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Other Income and Expenses

Interest Expense

Interest expense decreased by $35.5 million, or approximately 27.2%, to $94.9 million during 2022 compared to $130.4 million in 2021. The decrease was primarily due to the lack of amortization of debt discount on our convertible notes due to the adoption of ASU 2020-06, the effect of the issuance of the 0% Notes, as a majority of the proceeds were utilized to repay higher rate debt. Our average gross amount of long-term debt balance (including current maturities) during 2022 and 2021 was $3,243.3 million and $3,423.9 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was 2.9% and 3.8% per annum in 2022 and 2021, respectively.

See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Gain on Divestiture of Businesses

Gain on divestiture of business was $67.0 million in 2022, compared to $10.2 million in 2021. The gain during 2022 relates to the divestiture of the wafer manufacturing facilities in Niigata, Japan, Pocatello, Idaho, South Portland, Maine and Oudenaarde, Belgium.

Loss on Debt Refinancing and Prepayment

We recorded loss on debt refinancing and prepayment of $7.1 million during 2022. This was primarily related to the partial prepayment of the Term Loan "B" Facility. See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Other income, net

Other income, net was $18.0 million in 2021 compared to an income of $21.7 million in 2022, reflecting a change of approximately 20.6%. The increase was primarily due to the fluctuations in foreign currencies resulting in increased transaction gains offset by losses on hedges that were realized.

Income Tax Provision

We recorded an income tax provision of $458.4 million and $146.6 million in 2022 and 2021, respectively, representing effective tax rates of 19.4% and 12.7%. The increase in our effective tax rate was substantially driven by the impact of nondeductible goodwill and foreign operations.

For additional information, see Note 16: ''Income Taxes'' and Note 6: ''Goodwill and Intangible Assets'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, funds from external borrowings and debt and equity issuances. In the near term, we expect to fund our primary cash requirements through cash generated from operations and with cash and cash equivalents on hand. We also have the ability to utilize our Revolving Credit Facility, which has approximately $1.5 billion available for future borrowings. Our balance of cash and cash equivalents was $2,919.0 million as of December 31, 2022.

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

We believe that the key factors that could adversely affect our internal and external sources of cash include:

•Changes in demand for our products, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency and our ability to make the research and development expenditures required to remain competitive in our business; and

•The debt and equity capital markets could impact our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Sources and Uses of Cash

As part of our business strategy, we review acquisition and divestiture opportunities on a regular basis. Excluded from the discussion below is the EFK facility, which we acquired on December 31, 2022 for $406.3 million in cash, of which approximately $236.3 million was paid in January 2023. See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

The following are the significant sources and uses of cash during 2022:

•Our cash flows from operating activities were $2,633.1 million.

•We paid approximately $1,005.0 million for capital expenditures.

•Borrowing of $500.0 million under the Revolving Credit Facility, the net proceeds of which were used to prepay the outstanding balance of $500.0 million under the Term Loan "B" Facility.

•Repurchased approximately 4.0 million shares of common stock for an aggregate purchase price of $259.8 million.

•Divestiture of manufacturing facilities in Oudenaarde, Belgium, South Portland, Maine, Pocatello, Idaho and Niigata, Japan for approximately $275.0 million in the aggregate. See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Operating Activities

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $2,633.1 million, $1,782.0 million and $884.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our operating cash flows for the year ended December 31, 2022 increased by $851.1 million, or 47.8%, compared to the year ended December 31, 2021 and was primarily attributable to a significant increase in net income due to our strategy to focus on a product mix that yields higher margins combined with increased demand and prices for our products.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $705.4 million, $915.1 million and $453.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of $209.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to capital expenditures offset by proceeds from the sale of real estate and divestitures. During the year ended December 31, 2022, 2021 and 2020, we paid $1,005.0 million, $444.6 million and $383.6 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue increased in 2022 to 12%, primarily as a result of the silicon carbide expansion and our facility expansion investments. In 2023, we expect capital expenditures to be approximately 20% of revenue as these investments along with other capital initiatives will increase.

Financing Activities

Our cash flows used in financing activities were $370.0 million, $569.4 million and $244.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of $199.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity.

See Part I, Item 1A "Risk Factors" included elsewhere in this Form 10-K for additional information related to liquidity matters.

Debt

Our ability to service our long-term debt, including our 0% Notes, 3.875% Notes, 1.625% Notes, the Revolving Credit Facility and the Term Loan "B" Facility, to remain in compliance with the various covenants contained in our debt agreements and to fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as to financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

As of December 31, 2022, there was $1,086.0 million outstanding under the Term Loan "B" Facility, in addition to $805.0 million aggregate principal amount of the 0% Notes, $700.0 million aggregate principal amount of 3.875% Notes and $137.3 million aggregate principal amount of the 1.625% Notes. The aggregate principal amount of outstanding 1.625% Notes, net of unamortized discount and issuance costs, has been reclassified as a current portion of long-term debt. The associated interest expense related to this indebtedness will continue to have a significant impact on our results of operations.

See Note 5: ''Acquisitions and Divestitures'' and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Key Financing and Capital Events

Overview

We continually evaluate our debt and capital structure and when appropriate, we have completed various measures to secure liquidity, repurchase shares of our common stock, reduce interest costs, amend existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. Certain of these measures continued in 2022, which included the partial repayment of our Term Loan through borrowings of $500.0 million under our Revolving Credit Facility and the amendment of our credit agreement to eliminate the LIBO Rate as a borrowing alternative. For further discussion of our debt instruments, see Note 9: ''Long-Term Debt'' and for further discussion on the Share Repurchase Program (as defined below), see Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2022 Financing Events

•In connection with the Company’s $500.0 million draw down on the Revolving Credit Facility, we expensed $7.3 million of unamortized debt discount and issuance costs primarily attributed to a partial pay-down of debt as loss on debt refinancing and prepayment.

•Repurchases under the Share Repurchase Program amounted to $259.8 million during the year ended December 31, 2022.

•On November 9, 2022, we entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $16.0 million in aggregate principal amount of the 1.625% Notes for a total consideration of $16.0 million in cash and 552,000 shares of common stock.

•On November 16, 2022, we entered into the Tenth Amendment to the Amended Credit Agreement to transition the interest rate base from the LIBO Rate to Term SOFR.

2021 Financing Events

•In May 2021, we completed a private offering of $805.0 million aggregate principal amount of 0% Notes. In connection with the issuance of the 0% Notes, we entered into convertible note hedge transactions with the initial purchasers of the 0% Notes or their affiliates ("Counterparties") and paid $160.3 million in cash for the convertible note hedges. We also entered into warrant transactions with the Counterparties and received $93.8 million in cash for the sale of warrants.

•Contemporaneously with the issuance of the 0% Notes, we entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $372.4 million in aggregate principal amount of the 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of common stock. In December 2021, we repurchased $47.4 million of the 1.625% Notes for $47.4 million in cash and 1.6 million shares of common stock.

•During the year ended December 31, 2021, we repaid the outstanding balance of $700.0 million under the Revolving Credit Facility using a portion of the net proceeds from the issuance of the 0% Notes and cash on hand.

2020 Financing Events

•The 1.00% Notes matured on December 1, 2020. The maturity of the notes resulted in us paying $690.0 million in cash, to holders of the 1.00% Notes using our available cash and cash equivalents. The excess over the principal amount was settled by issuing shares of common stock held in treasury. At the time of issuance of the 1.00% Notes, we concurrently entered into hedge transactions with certain of the initial purchasers of the 1.00% Notes, and accordingly, repurchased an equivalent number of shares of our common stock at fair market value, to effectively offset the issuance of shares. Also at the time of issuance of the 1.00% Notes, we sold warrants to certain bank counterparties whereby the holders of the warrants had the option to purchase from us the equivalent number of shares of our common stock at a price of $25.96 per share. All these warrants were exercised by the holders during the first and second quarters of 2021 and were settled by issuing an aggregate of 13.4 million shares of common stock.

•In August 2020, we completed a private offering of $700.0 million aggregate principal amount of the 3.875% Notes due 2028. In connection with the issuance, we incurred original issue discount and debt issuance costs amounting to $9.4 million.

•In March 2020, we borrowed $1,165.0 million under the Revolving Credit Facility as a precautionary measure in order to increase our cash position and provide financial flexibility in light of the uncertainty resulting from the impact of the COVID-19 pandemic. Due to better macroeconomic and business conditions, we used the net proceeds from the issuance of the 3.875% Notes along with cash on hand to repay $1,200.0 million of outstanding borrowings with the remaining $65.0 million balance we repaid $65.0 million on December 31, 2020.

•During 2020, we repurchased 3.6 million shares of our common stock for an aggregate purchase price of $65.3 million pursuant to the Share Repurchase Program.

Debt Guarantees and Related Covenants

As of December 31, 2022, we were in compliance with the indentures relating to our 0% Notes, 3.875% Notes and 1.625% Notes and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. Our 0% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and our guarantor subsidiaries and rank equally in right of payment to all of our existing and future senior debt and as unsecured obligations and are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. Failure to comply with any of our covenants or any other terms of our Term Loan "B" Facility and Revolving Credit Facility could result in higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Critical Accounting Policies and Estimates

The accompanying discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We believe certain of our accounting policies are critical to understanding our financial position and results of operations. We utilize the following critical accounting policies in the preparation of our financial statements. In addition to our critical accounting policies below, see Note 2: ''Significant Accounting Policies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; (iv) assumptions used in business combinations; and (v) testing for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

Revenue Recognition. We generate revenue from sales of our semiconductor products to direct customers and distributors. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We recognize revenue when we satisfy a performance obligation in an amount reflecting the consideration to which we expect to be entitled. For sales agreements, we have identified the promise to transfer products, each of which is distinct, to be the performance obligation. For product development agreements, we have identified the completion of a service defined in the agreement to be the performance obligation. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (1) identifying the contract with a customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations in the contract; and (5) recognizing revenue when the performance obligation is satisfied. We allocate the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. Substantially all of our revenue is recognized at the time control of the products transfers to the customer.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 4: ''Recent Accounting Pronouncements and Other Developments'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we utilize derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

As of December 31, 2022, our gross long-term debt (including current maturities) totaled $3,228.3 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $2,392.3 million. We do have interest rate exposure with respect to the $836.0 million balance of our variable interest rate debt outstanding as of December 31, 2022. A 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $5.4 million, inclusive of the impact of our interest rate swaps which hedge the risk of variability in the interest payment cash flows on a portion of our variable interest rate debt. Additionally, some of this impact would be offset by additional interest earned on our cash and cash equivalents should rates on deposits and investments also increase.

To ensure the adequacy and effectiveness of our foreign exchange hedge positions, we continually monitor our foreign exchange forward positions. However, given the inherent limitations of forecasting and the anticipatory nature of exposures intended to be hedged, we cannot provide any assurances that such programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2022 and 2021 was $272.0 million and $288.3 million, respectively.

Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our operating income would have impacted our income before taxes by approximately $112.8 million for the year ended December 31, 2022, assuming no offsetting hedge position or correlated activities.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2022 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2022 excluded the East Fishkill, New York site and fabrication facility ("EFK"), which was acquired in a purchase business combination by the Company on December 31, 2022. EFK's total assets and total revenue excluded from management’s assessment represent 3.4% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Executive Officers of the Registrant" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "Management Proposals—Proposal No. 1: Election of Directors," "The Board of Directors and Corporate Governance," and "Miscellaneous Information—Stockholder Nominations and Proposals" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022 in connection with our 2023 Annual Meeting of Stockholders ("Proxy Statement").

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance—Code of Business Conduct" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance—2022 Compensation of Directors," "Compensation of Executive Officers," "Compensation Committee Report," "Compensation Discussion and Analysis," "onsemi 2022 Pay Ratio Disclosure," "2022 Pay versus Performance" and "Human Capital and Compensation Committee Interlocks and Insider Participation" in our Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption "Management Proposals — Proposal No. 4: Ratification of Selection of Independent Registered Public Accounting Firm" in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020	99

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1
Agreement and Plan of Merger, dated November 18, 2015, by and among Fairchild Semiconductor International, Inc., ON Semiconductor Corporation and Falcon Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2015)†

2.2
Agreement and Plan of Merger, dated March 27, 2019, by and among Quantenna Communications, Inc., ON Semiconductor Corporation and Raptor Operations Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2019)†

2.3
Agreement and Plan of Merger, dated August 25, 2021, by and among ON Semiconductor Corporation, Semiconductor Components Industries, LLC, Terra Merger Sub, Inc., GT Advanced Technologies Inc. and Pirinate Consulting Group 2, LLC, as equityholder representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2021)†

3.1(a)
Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.1(b)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.1(c)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)

3.2
By-Laws of ON Semiconductor Corporation as Amended and Restated on August 19, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2022)

4.1
Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)
Indenture regarding the 1.625% Convertible Senior Notes due 2023, dated as of March 31, 2017 among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2017)

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
Ninth Amendment to Credit Agreement, dated as of May 10, 2021, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2021)

10.5(s)
Tenth Amendment to Credit Agreement, dated as of November 16, 2022, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required lenders(1)

10.6(a)
Form of Convertible Note Hedges related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.6(b)
Form of Warrant Confirmation for Warrants related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.7(a)
ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (as amended and restated February 11, 2022) (incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022) (2)

10.7(b)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2019 form agreement for Section 16 Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2019)(2)

10.7(c)
2020 Form of Performance-Based Restricted Stock Units Award for Senior Vice Presidents and Above (Upside) under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on March 5, 2020)(2)

10.7(d)
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
Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.7(g)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.7(h)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.7(r) to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.7(i)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.7(s) to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.7(j)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(k)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(l)
Form of Restricted Stock Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2022)(2)

10.8(a)
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended by the amendment effective March 17, 2021), approved by stockholders May 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2021)(2)

10.9
Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.10
Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.11
Employment Agreement by and between Semiconductor Components Industries, LLC and Vincent C. Hopkin, dated as of May 11, 2018 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on July 30, 2018)(2)

10.12
Employment Agreement by and between Semiconductor Components Industries, LLC and Simon Keeton, dated January 1, 2019 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2019)(2)

10.13
Key Officer Severance and Change in Control Agreement by and between Semiconductor Components Industries, LLC and Ross F. Jatou, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.14	Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Tong, dated February 16, 2021 (1)(2)

10.15	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.16(a)
Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))

10.16(b)
Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.16(c)
Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed with the Commission on July 9, 1997 (File No. 333-28697))

10.17(a)
Asset Purchase Agreement, dated as of April 22, 2019, between GLOBALFOUNDRIES U.S. Inc. and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019)†

10.17(b)
Amendment No. 1 to Asset Purchase Agreement, dated October 1, 2020, by and among Semiconductor Components Industries, LLC, GLOBALFOUNDRIES U.S. Inc., and GLOBALFOUNDRIES Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2020)

10.18
Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Power Integrations, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020)

10.19(a)
Form of Confirmation for Convertible Notes Hedges related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.19(b)
Form of Confirmation for Warrants related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2023	ON Semiconductor Corporation

By: /s/ HASSANE EL-KHOURY
Name: Hassane El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE EL-KHOURY Hassane El-Khoury	President, Chief Executive Officer and Director	February 6, 2023
(Principal Executive Officer)

/s/ THAD TRENT Thad Trent	Executive Vice President, Chief Financial Officer and Treasurer	February 6, 2023
(Principal Financial Officer)

/s/ BERNARD R. COLPITTS, JR. Bernard R. Colpitts, Jr.	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2023

*	Chair of the Board of Directors	February 6, 2023
Alan Campbell

*	Director	February 6, 2023
Atsushi Abe

*	Director	February 6, 2023
Susan K. Carter

*	Director	February 6, 2023
Thomas L. Deitrich

*	Director	February 6, 2023
Gilles Delfassy

*	Director	February 6, 2023
Bruce E. Kiddoo

*	Director	February 6, 2023
Paul A. Mascarenas

*	Director	February 6, 2023
Gregory L. Waters

*	Director	February 6, 2023
Christine Y. Yan

*By: /s/ THAD TRENT Thad Trent	Attorney-in-Fact	February 6, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded East Fishkill, New York site and fabrication facilities ("EFK") from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded EFK from our audit of internal control over financial reporting. EFK's total assets and total revenue excluded from management’s assessment and our audit of internal control over financial reporting represent 3.4% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $1,616.8 million as of December 31, 2022, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

The principal considerations for our determination that performing procedures relating to the valuation of inventories is a critical audit matter are the significant judgment by management in developing the write down for excess and obsolete inventories. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate the reasonableness of management’s analysis, including the inputs utilized and the significant assumptions related to projected end-user demand employed within the analysis.

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
February 6, 2023

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,919.0	$1,352.6
Receivables, net	842.3	809.4
Inventories	1,616.8	1,379.5
Other current assets	351.3	240.1
Total current assets	5,729.4	3,781.6
Property, plant and equipment, net	3,450.7	2,524.3
Goodwill	1,577.6	1,937.5
Intangible assets, net	359.7	495.7
Deferred tax assets	376.7	366.3
Right-of-use financing lease	45.8	22.3
Other assets	438.6	498.3
Total assets	$11,978.5	$9,626.0
Liabilities and Stockholders’ Equity
Accounts payable	$852.1	$635.1
Accrued expenses and other current liabilities	1,047.3	734.9
Current portion of financing lease liabilities	14.2	12.7
Current portion of long-term debt	147.8	160.7
Total current liabilities	2,061.4	1,543.4
Long-term debt	3,045.7	2,913.9
Deferred tax liabilities	34.1	43.2
Long-term financing lease liabilities	23.0	10.2
Other long-term liabilities	607.3	510.9
Total liabilities	5,771.5	5,021.6
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 608,367,713 and 603,044,079 shares issued, 431,936,415 and 432,472,818 shares outstanding, respectively)	6.1	6.0
Additional paid-in capital	4,670.9	4,633.3
Accumulated other comprehensive loss	(23.2)	(40.6)
Accumulated earnings	4,364.4	2,435.1
Less: Treasury stock, at cost; 176,431,298 and 170,571,261 shares, respectively	(2,829.7)	(2,448.4)
Total ON Semiconductor Corporation stockholders’ equity	6,188.5	4,585.4
Non-controlling interest	18.5	19.0
Total stockholders' equity	6,207.0	4,604.4
Total liabilities and stockholders' equity	$11,978.5	$9,626.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenue	$8,326.2	$6,739.8	$5,255.0
Cost of revenue	4,249.0	4,025.5	3,539.2
Gross profit	4,077.2	2,714.3	1,715.8
Operating expenses:
Research and development	600.2	655.0	642.9
Selling and marketing	287.9	293.6	278.7
General and administrative	343.2	304.8	258.7
Amortization of acquisition-related intangible assets	81.2	99.0	120.3
Restructuring, asset impairments and other charges, net	17.9	71.4	65.2
Goodwill and intangible asset impairment	386.8	2.9	1.3
Total operating expenses	1,717.2	1,426.7	1,367.1
Operating income	2,360.0	1,287.6	348.7
Other income (expense), net:
Interest expense	(94.9)	(130.4)	(168.4)
Interest income	15.5	1.4	4.9
Loss on debt refinancing and prepayment	(7.1)	(29.0)	—
Gain on divestiture of businesses	67.0	10.2	—
Other income (expense), net	21.7	18.0	(8.6)
Other income (expense), net	2.2	(129.8)	(172.1)
Income before income taxes	2,362.2	1,157.8	176.6
Income tax (provision) benefit	(458.4)	(146.6)	59.8
Net income	1,903.8	1,011.2	236.4
Less: Net income attributable to non-controlling interest	(1.6)	(1.6)	(2.2)
Net income attributable to ON Semiconductor Corporation	$1,902.2	$1,009.6	$234.2

Net income for diluted earnings per share of common stock (Note 10)	$1,904.2	$1,009.6	$234.2
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$4.39	$2.37	$0.57
Diluted	$4.25	$2.27	$0.56
Weighted-average shares of common stock outstanding:
Basic	433.2	425.7	410.7
Diluted	448.2	443.8	418.8

Comprehensive income (loss), net of tax:
Net income	$1,903.8	$1,011.2	$236.4
Foreign currency translation adjustments	(6.0)	(3.8)	1.8
Effects of cash flow hedges	23.4	20.8	(5.1)
Other comprehensive income (loss), net of tax	17.4	17.0	(3.3)
Comprehensive income	1,921.2	1,028.2	233.1
Comprehensive income attributable to non-controlling interest	(1.6)	(1.6)	(2.2)
Comprehensive income attributable to ON Semiconductor Corporation	$1,919.6	$1,026.6	$230.9
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated (Deficit) Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2019	565,562,607	$5.7	$3,809.5	$(54.3)	$1,191.3	(154,249,943)	$(1,650.5)	$22.4	$3,324.1
Stock option exercises	5,625	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	1,838,256	—	23.6	—	—	—	—	—	23.6
RSUs released and stock grant awards issued	3,359,951	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,062,377)	(20.0)	—	(20.0)
Share-based compensation	—	—	67.7	—	—	—	—	—	67.7
Repurchase of common stock	—	—	—	—	—	(3,611,413)	(65.4)	—	(65.4)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(5.0)	(5.0)
Shares issued to settle excess over principal for 1.00% Notes	—	—	(88.7)	—	—	11,823,271	88.7	—	—
Repurchase of shares under bond hedges	—	—	321.0	—	—	(11,823,348)	(321.0)	—	—
Comprehensive income (loss)	—	—	—	(3.3)	234.2	—	—	2.2	233.1
Balance at December 31, 2020	570,766,439	5.7	4,133.1	(57.6)	1,425.5	(158,923,810)	(1,968.2)	19.6	3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	724,223	—	23.5	—	—	—	—	—	23.5
RSUs released and stock grant awards issued	3,037,866	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	7,004,663	0.1	(142.4)	—	—	—	—	—	(142.3)
Partial settlement of warrants - 1.625% Notes	8,081,937	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	441.3	—	—	(10,701,920)	(441.3)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	6.6	—	—	—	—	—	6.6
Payment of tax withholding for RSUs	—	—	—	—	—	(945,531)	(38.9)	—	(38.9)
Share-based compensation	—	—	101.3	—	—	—	—	—	101.3
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	17.0	1,009.6	—	—	1.6	1,028.2
Balance at December 31, 2021	603,044,079	6.0	4,633.3	(40.6)	2,435.1	(170,571,261)	(2,448.4)	19.0	4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	493,484	—	22.9	—	—	—	—	—	22.9
RSUs released and stock grant awards issued	3,739,726	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	611,431	—	(0.3)	—	—	—	—	—	(0.3)
Partial settlement of warrants - 1.625% Notes	478,993	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	43.4	—	—	(617,554)	(43.4)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,254,030)	(78.1)	—	(78.1)
Share-based compensation	—	—	100.8	—	—	—	—	—	100.8
Repurchase of common stock	—	—	—	—	—	(3,988,453)	(259.8)	—	(259.8)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.1)	(2.1)
Comprehensive income	—	—	—	17.4	1,902.2	—	—	1.6	1,921.2
Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,903.8	$1,011.2	$236.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	551.8	596.7	625.1
(Gain) loss on sale or disposal of fixed assets	(32.6)	—	—
Gain on divestiture of businesses	(67.0)	(10.2)	—
Loss on debt refinancing and prepayment	7.1	29.0	—
Amortization of debt discount and issuance costs	11.0	10.7	12.1
Share-based compensation	100.8	101.3	67.7
Non-cash interest on convertible notes	—	24.7	38.2
Non-cash asset impairment charges	18.6	10.8	18.8
Goodwill and Intangible asset impairment charges	386.8	—	—
Change in deferred tax balances	3.1	62.4	(122.6)
Other	0.1	4.3	7.3
Changes in assets and liabilities (exclusive of acquisitions and divestitures):
Receivables	(47.8)	(136.3)	31.4
Inventories	(235.2)	(122.8)	(26.3)
Other assets	(110.5)	(22.9)	(60.0)
Accounts payable	38.2	70.7	34.2
Accrued expenses and other current liabilities	96.5	123.9	(18.5)
Other long-term liabilities	8.4	28.5	40.5
Net cash provided by operating activities	$2,633.1	$1,782.0	$884.3
Cash flows from investing activities:
Purchase of property, plant and equipment	$(1,005.0)	$(444.6)	$(383.6)
Proceeds from sale of property, plant and equipment	59.1	14.0	6.3
Deposits (made) utilized for purchases of property, plant and equipment	(31.0)	(47.4)	2.2
Purchase of business, net of cash acquired	(2.4)	(399.4)	(4.5)
Divestiture of business, net of cash transferred and proceeds from escrow	263.1	7.0	—
Purchase of available-for-sale securities	(18.0)	(48.9)	—
Proceeds from sale or maturity of available-for-sale securities	28.8	4.2	—
Settlement of purchase price from previous acquisition	—	—	26.0
Purchase of license and deposit made for manufacturing facility	—	—	(100.0)
Net cash used in investing activities	$(705.4)	$(915.1)	$(453.6)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$22.9	$23.5	$23.6
Payment of tax withholding for RSUs	(78.1)	(38.9)	(20.0)
Repurchase of common stock	(259.8)	—	(65.4)
Issuance and borrowings under debt agreements	500.0	787.3	1,858.0
Reimbursement of debt issuance costs	—	2.7	—
Payment of debt issuance and other financing costs	—	(3.8)	(2.4)
Repayment of borrowings under debt agreements	(530.0)	(1,270.5)	(2,023.9)
Payment of finance lease obligations	(11.5)	—	—
Payment for purchase of bond hedges	—	(160.3)	—
Proceeds from issuance of warrants	—	93.8	—
Payments related to prior acquisition	(9.2)	(3.2)	(8.9)
Dividend to non-controlling shareholder	(4.3)	—	(5.0)
Net cash used in financing activities	$(370.0)	$(569.4)	$(244.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	(1.3)	0.6
Net increase in cash, cash equivalents and restricted cash	$1,555.3	$296.2	$187.3
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	$1,377.7	$1,081.5	$894.2
Cash, cash equivalents and restricted cash, end of period (Note 18)	$2,933.0	$1,377.7	$1,081.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, with its wholly and majority-owned subsidiaries ("onsemi" or the "Company") operate under the onsemiTM brand, and prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As of December 31, 2022, the Company was organized into three operating segments, which also represent its three reportable segments:

•PSG;
•ASG; and
•ISG.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; (iv) assumptions used in business combinations; and (v) testing for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used to assess and test for impairment of long-lived assets and goodwill and in assumptions used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30 years for buildings and 3-20 years for computers, machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expense is incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Intangible Assets

The Company's acquisitions have resulted in intangible assets consisting of values assigned to customer relationships, patents, developed technology, licenses, and trademarks, which are considered long-lived assets and are stated at cost less accumulated amortization. These intangible assets, which are considered long-lived assets are amortized over their estimated useful lives and are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset group containing these assets may not be recoverable.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 3: Revenue and Segment Information

Revenue recognized for product sales amounted to $8,306.1 million, $6,719.9 million and $5,227.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue recognized for product development agreements amounted to $20.1 million, $19.9 million and $27.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

include firmly committed amounts ("Long-term Supply Agreements" or "LTSA's") for which the remaining performance obligations as of December 31, 2022 were approximately $16.6 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 31% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total sales estimates are based on negotiated contract prices and demand quantities, and could be influenced by manufacturing issues, supply chain constraints, and modifications to customer agreements, among other things. Accordingly, the amount represented by remaining performance obligations may not be indicative of the actual revenue recognized for future periods.

A portion of our LTSA’s include non-cancellable capacity payments which secure production availability for our customers' orders or represent deposits, which prepay a portion of a given customer’s product obligation. During the years ended December 31, 2022 and 2021, the Company recorded capacity payments of $162.9 million and $57.1 million, respectively, which were recorded within contract liabilities. As of December 31, 2022 and 2021, $8.4 million and $11.5 million, respectively, of the capacity payments were recorded in accounts receivable. Capacity payments totaled $190.4 million as of December 31, 2022, of which $60.5 million and $129.9 million were recorded as current liabilities and other long-term liabilities, respectively. Contract assets were $2.3 million as of December 31, 2022, and there were no contract assets as of December 31, 2021. During the years ended December 31, 2022, $23.8 million and an immaterial amount, respectively, was recognized as revenue for satisfying the associated performance obligations.

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

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For year ended December 31, 2022:
Revenue from external customers	$4,208.2	$2,841.3	$1,276.7	$8,326.2
Segment gross profit	1,994.3	1,474.5	608.4	4,077.2
For year ended December 31, 2021:
Revenue from external customers	$3,439.1	$2,399.9	$900.8	$6,739.8
Segment gross profit	1,318.3	1,055.6	340.4	2,714.3
For year ended December 31, 2020:
Revenue from external customers	$2,606.1	$1,910.4	$738.5	$5,255.0
Segment gross profit (1)	764.1	714.4	237.3	1,715.8
_______________________

(1)Beginning in 2021, the Company started including unallocated manufacturing costs as part of segment operating results to determine segment gross profit. As a result, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose revenue accounted for approximately 12%, 13% and 11% of the total revenue for the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively.

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$1,314.9	$742.7	$258.2	$2,315.8
Singapore	1,114.9	819.0	200.0	2,133.9
United Kingdom	762.0	454.8	275.5	1,492.3
United States	708.0	421.3	335.4	1,464.7
Other	308.4	403.5	207.6	919.5
Total	$4,208.2	$2,841.3	$1,276.7	$8,326.2

Sales Channel
Distributors	$2,702.6	$1,413.3	$691.4	$4,807.3
Direct Customers	1,505.6	1,428.0	585.3	3,518.9
Total	$4,208.2	$2,841.3	$1,276.7	$8,326.2

	Year Ended December 31, 2021
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$1,055.6	$572.4	$200.6	$1,828.6
Singapore	1,097.7	860.4	139.7	2,097.8
United Kingdom	606.4	343.7	173.5	1,123.6
United States	432.0	304.7	194.9	931.6
Other	247.4	318.7	192.1	758.2
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

Sales Channel
Distributors	$2,443.0	$1,335.5	$553.5	$4,332.0
Direct Customers	996.1	1,064.4	347.3	2,407.8
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

	Year Ended December 31, 2020
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$978.0	$695.0	$126.5	$1,799.5
Hong Kong	723.2	410.6	177.8	1,311.6
United Kingdom	395.7	264.5	145.7	805.9
United States	282.8	282.0	163.8	728.6
Other	226.4	258.3	124.7	609.4
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

Sales Channel
Distributors	$1,776.4	$986.4	$406.8	$3,169.6
Direct Customers	829.7	924.0	331.7	2,085.4
Total	$2,606.1	$1,910.4	$738.5	$5,255.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company operates in various geographic locations. Sales to unaffiliated customers have little correlation with the location of the Company's manufacturing. It is, therefore, not meaningful to present operating profit by geographical location. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Rather, assets used in operations are generally shared across the Company’s operating and reportable segments.

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	As of December 31,
	2022	2021
United States	$1,329.2	$767.1
South Korea	871.0	492.8
Philippines	296.8	342.4
Czech Republic	279.3	214.2
China	215.3	216.8
Malaysia	190.2	175.3
Japan	133.2	198.6
Other	135.7	117.1
Total	$3,450.7	$2,524.3

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

PSG	ASG	ISG
Analog products	Analog products	Actuator Drivers
SiC products	ASIC products	CMOS Image Sensors
Discrete products	ECL products	Image Signal Processors
MOSFET products	Foundry products / services	LSI products
Power Module products	Gate Driver products	Single Photon Detectors
Isolation products	LSI products	Sensors
Memory products	Standard Logic products
Gate Driver products
Standard Logic products

Note 4: Recent Accounting Pronouncements and Other Developments

Adopted:

ASU 2020-06 - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06")

In August 2020, the FASB issued ASU 2020-06, which simplifies the guidance on the issuer’s accounting for convertible debt instruments by removing the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. Entities will not separately present in equity an embedded conversion feature in such debt and will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. Also, ASU 2020-06 requires the application of the if-converted method for the purpose of calculating diluted earnings per share and the treasury stock method will be no longer available. The Company adopted ASU 2020-06 as of January 1, 2022 using the modified retrospective method, and recorded adjustments to reduce additional paid-in capital by $129.1 million and increased opening retained earnings by $27.1 million to reflect the cumulative effect of the adoption. For additional information, see Note 9: ''Long-Term Debt''.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

ASU 2021-10 - Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance ("ASU 2021-10")

In November 2021, the FASB issued ASU 2021-10 to increase transparency about certain government assistance or grants received by a business entity. The standard requires annual disclosures of the nature of the transactions, including the commitments, contingencies, and the terms and conditions attached to the grant, the form in which the assistance was provided, the accounting policies used to account for the transactions and the effect of the transactions on the entity's financial statements. The Company adopted ASU 2021-10 as of January 1, 2022 using the prospective method of adoption. Adoption of ASU 2021-10 did not have a significant impact on the consolidated financial statements (For applicable disclosures, see Note 13: "Commitments and Contingencies."

New Legislation:

CHIPS Act

In August 2022, the Creating Helpful Incentives to Produce Semiconductors and Science Act, H.R. 4346 (the "CHIPS Act") and the Inflation Reduction Act, H.R. 5376 (the "IR Act") were signed into law. Among other things, the CHIPS Act provides for a refundable tax credit and certain other financial incentives to further investments in domestic manufacturing. The IR Act introduces a 15% corporate alternative minimum tax ("CAMT") for certain corporations. The Company is evaluating the provisions of the new laws and the potential impacts to the Company. See Note 4: ''Recent Accounting Pronouncements and Other Developments."

Inflation Reduction Act

On August 16, 2022, the IR Act, was signed into law. The IR Act introduces a 15% corporate alternative minimum tax ("CAMT") for corporations whose average annual adjusted financial statement income for any consecutive three-tax-year period preceding the applicable tax year exceeds $1 billion and a 1% excise tax on certain stock repurchases The CAMT and the excise tax are effective in taxable years beginning after December 31, 2022. The Company is evaluating the provisions of the new law and its potential impact to the Company.

Note 5: Acquisitions and Divestitures

The Company pursues acquisitions and divestitures from time to time to leverage its existing capabilities and further expand its business to achieve certain strategic goals. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2022, 2021 and 2020, the Company incurred acquisition and divestiture related costs of approximately of $12.9 million, $11.9 million and $1.0 million, respectively, which are included in operating expenses in the Company's Consolidated Statements of Operations and Comprehensive Income. Following are the acquisitions and divestitures during 2022, 2021 and 2020.

2022 Acquisitions and Divestitures

EFK Acquisition

On December 31, 2022, we completed the acquisition of the East Fishkill, New York site and fabrication ("EFK" facility and certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS"), previously announced in April 2019, for total consideration of $406.3 million, which is accounted for as a business combination. In connection with the acquisition agreement, the Company paid GFUS $100.0 million and $70.0 million during 2020 and 2019, respectively, with the balance of $236.3 million paid on January 3, 2023. Additionally, the Company paid GFUS a one-time license fee of $30.0 million in cash for certain technology during 2019, which has been recognized as an intangible asset subject to amortization.

In connection with the amendment to the acquisition agreement, the Company also entered into an amendment to an ancillary agreement relating to the provision of foundry services entered into in connection with the execution of the acquisition agreement, which provided the Company certain additional tools and flexibility in its capital expenditures and manufacturing plans for 2021 and 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The preliminary allocation of the purchase price of EFK to the assets acquired and liabilities assumed based on their relative fair values is as follows (in millions):

Purchase Price Allocation
Inventory	$3.3
Other current assets	4.4
Property, plant and equipment	396.5
Other non-current assets	7.8
Intangible assets - other	3.6
Total assets acquired	415.6
Current liabilities	3.0
Other long-term liabilities	6.3
Total liabilities assumed	9.3
Net assets acquired/purchase price	$406.3

Unaudited pro-forma consolidated results of operations is not included considering the significance of the acquisition to the results of the Company.

Divestitures

During 2022, the Company divested its wafer manufacturing facilities in Oudenaarde, Belgium, to BelGaN Group BV for an aggregate consideration of approximately $19.9 million, its wafer manufacturing facility in South Portland, Maine to Diodes Incorporated for an aggregate consideration of approximately $80.0 million, its non-strategic GTAT Sapphire business in Salem, Massachusetts to Crystal Systems, LLC for nominal consideration, its wafer manufacturing facility in Pocatello, Idaho to LA Semiconductor for an aggregate consideration of approximately $80.0 million and its wafer manufacturing facility in Niigata, Japan to JS Foundry K.K., a Japan-based foundry company, for aggregate consideration of approximately $90.3 million. These divestiture transactions resulted in a gain on divestiture of approximately $67.0 million. The Company has signed wafer supply agreements with the buyers of the Belgium, South Portland, Maine, Pocatello and Niigata manufacturing facilities.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2021 Acquisition and Divestiture

GT Advanced Technologies, Inc. ("GTAT") Acquisition

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

As of December 31, 2022, $5.8 million of the restricted cash balance remained in escrow relating to the acquisition of GTAT and will be released to the former stockholders of GTAT upon satisfaction of the remaining outstanding items contained in the acquisition agreement.

The allocation of the purchase price of GTAT to the assets acquired and liabilities assumed based on their relative fair values is as follows (in millions):

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

Developed technology of $130.0 million, determined using the income approach is estimated to have a useful life of 13 years. There were no IPRD intangible assets identified. The acquisition produced $274.8 million of goodwill, which has been assigned to a reporting unit within PSG. Goodwill is attributable to the expected value generation by GTAT by being part of the Company along with a more meaningful engagement by the customers due to the scale of the combined entities, GTAT's assembled workforce and other product and operating synergies. Goodwill arising from the GTAT acquisition is not deductible for tax purposes.

GTAT Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the year ended December 31, 2022 is not required because the results of the acquired business are included in the Company's results. The following unaudited pro-forma consolidated results of operations for the years ended December 31, 2021 and December 31, 2020 have been prepared as if the acquisition of GTAT had occurred on January 1, 2020 and includes adjustments for the effect of fair value changes, transaction costs, taxation and financial structure (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31,
	2021	2020
Revenue	$6,750.4	$5,262.5
Net income	972.4	210.3
Net income attributable to ON Semiconductor Corporation	970.8	208.1

Divestiture

On October 1, 2021, the Company divested itself of one of its businesses along with the related intellectual property for aggregate consideration of approximately $13.6 million and recognized a gain of $10.2 million after offsetting the carrying values of the disposed assets and liabilities.

Note 6: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

With regard to QCS, the Company recorded $330.0 million of goodwill impairment charges and $56.8 million of intangible impairment charges in 2022. These charges were incurred as a result of the Company’s failed sale of the QCS division followed by the approved exit plan to wind down the division. The division is generally associated with the Company’s legacy Quantenna division, representing less than 2.0% of the Company's consolidated revenue for 2022, less than 3.0% of the Company's consolidated revenue for 2021 and approximately 3.0% of the Company's consolidated revenue for 2020.

Of the $330.0 million of goodwill impairment charges, $115.0 million was recorded during the Company’s second fiscal quarter ended July 1, 2022, the Company determined that a market approach was the most appropriate method to evaluate the recoverability of the carrying value of the net assets of the reporting unit, as the Company was attempting to sell this reporting unit to an interested party. For the remainder of the impairment charge recorded in the Company’s third fiscal quarter ended September 30, 2022, the Company determined that the discounted cash flow method under the income approach was the most appropriate method to estimate the fair value of the reporting unit to evaluate the recoverability of the carrying value of the reporting unit's net assets. As a result of the impairment, the QCS division had no remaining goodwill or intangible balances.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2022			As of December 31, 2021			As of December 31, 2020
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
ASG	$1,536.4	$(748.9)	$787.5	$1,566.3	$(418.9)	$1,147.4	$1,566.3	$(418.9)	$1,147.4
ISG	114.0	—	114.0	114.0	—	114.0	114.7	—	114.7
PSG	708.0	(31.9)	676.1	708.0	(31.9)	676.1	433.2	(31.9)	401.3
Total	$2,358.4	$(780.8)	$1,577.6	$2,388.3	$(450.8)	$1,937.5	$2,114.2	$(450.8)	$1,663.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2020	$1,663.4
Addition due to business combination	274.8
Divestiture of a business	(0.7)
Net balance as of December 31, 2021	1,937.5
Goodwill impairment	(330.0)
Business divestitures	(29.9)
Net balance as of December 31, 2022	$1,577.6

Intangible Assets

Intangible assets subject to amortization, net, were as follows (in millions):

	As of December 31, 2022
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(460.1)	$(36.3)	$85.1
Developed technology	939.6	(656.7)	(40.7)	242.2
Licenses	30.0	(1.7)	—	28.3
Other intangibles	82.7	(63.4)	(15.2)	4.1
Total intangible assets	$1,633.8	$(1,181.9)	$(92.2)	$359.7

	As of December 31, 2021
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(436.3)	$(17.6)	$127.6
Developed technology	928.1	(600.5)	(2.6)	325.0
Licenses	30.0	(0.3)	—	29.7
Other intangibles	79.1	(62.1)	(15.2)	1.8
Total intangible assets	$1,618.7	$(1,099.2)	$(35.4)	$484.1

Not included in the above table are the value of IPRD projects amounting to $11.6 million as of December 31, 2021. There were no remaining IPRD projects as of December 31, 2022. During the years ended December 31, 2022 and 2021, certain of the IPRD projects were completed resulting in the reclassification of $11.6 million and $9.6 million, respectively, to developed technology. The Company impaired one of the projects valued at $2.9 million during the year ended December 31, 2021.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

2023	$57.3
2024	58.6
2025	48.4
2026	42.1
2027	35.0
Thereafter	118.3
Total estimated amortization expense	$359.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7: Restructuring, Asset Impairments and Other Charges, net
Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments (3)	Other		Total
Year Ended December 31, 2022
QCS wind down	12.6	18.6	18.9	(2)	50.1
Other (1)	(1.4)	4.0	(34.8)		(32.2)
Total	$11.2	$22.6	$(15.9)		$17.9
Year Ended December 31, 2021
2021 Involuntary separation program	65.3	—	—		65.3
Other	2.2	3.3	0.6		6.1
Total	$67.5	$3.3	$0.6		$71.4
Year Ended December 31, 2020
Voluntary separation program	$27.5	$—	$—		$27.5
General workforce reduction	12.3	—	—		12.3
2020 Involuntary separation program	11.8	—	—		11.8
Other	$—	$17.5	$(3.9)		$13.6
Total	$51.6	$17.5	$(3.9)		$65.2
_______________________

(1)Primarily includes a gain of approximately $34.8 million related to the sale of two office buildings and the sale of the corporate headquarters, and a $1.4 million reduction in workforce restructuring expense offset by a $4.0 million asset impairment of the GTAT Sapphire business, and approximately $0.5 million related to litigation charges.
(2)Primarily relates to contract cancellation charges of approximately $15.4 million and legal charges of $3.5 million.
(3)During the year ended December 31, 2020, asset impairment charges related to a) property, plant and equipment amounting to $9.1 million b) investments in certain entities where the Company does not exert a significant influence amounting to $7.0 million and c) lease right-of-use assets of $1.4 million.

Summary of changes in accrued restructuring charges are as follows (in millions):

	Estimated employee separation charges	Total
Balance as of December 31, 2020	$6.2	$6.2
Charges	67.5	67.5
Usage	(62.9)	(62.9)
Balance as of December 31, 2021	$10.8	$10.8
Charges	11.2	11.2
Usage	(17.6)	(17.6)
Balance as of December 31, 2022	$4.4	$4.4

Year ended December 31, 2022:

QCS wind down

On September 16, 2022, the Company's Board of Directors approved an exit plan to wind down QCS as part of its ongoing efforts to focus on growth drivers and key markets, and to streamline its operations. As part of the exit plan, during the third quarter of 2022, the Company notified approximately 330 employees of their employment termination and incurred severance costs and other benefits of approximately $12.7 million. Approximately 304 employees exited during 2022 and $3.4 million of severance costs and other benefits remained accrued as of December 31, 2022. The Company expects to pay the remaining accrued expense during the first quarter of 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the exit plan, the Company recorded $18.9 million of exit costs, which primarily relates to contract cancellation charges and litigation charges. The Company impaired $8.0 million of Property, Plant and Equipment as well as $10.6 million of other miscellaneous assets. The Company recorded inventory reserves associated with the QCS wind down of $24.5 million which was recorded in cost of revenue.

Other

The additional activity during the year ended December 31, 2022 represented payments to employees whose employment was terminated during 2021. The Company expects to pay the remaining accrued expense during the first quarter of 2023.

Year ended December 31, 2021:

2021 Involuntary Separation Program

During 2021, the Company implemented the 2021 Involuntary Separation Program restructuring program (the "2021 ISP"). Under the 2021 ISP, the Company notified approximately 960 employees of their employment termination with aggregate severance costs and other charges amounting to $65.3 million. The Company also incurred certain insignificant charges relating to another program during the fourth quarter of 2021.

The Company continues to evaluate employee positions and locations for potential efficiencies and may incur additional charges in the future.

Year ended December 31, 2020:

Voluntary Separation Program

During the first quarter of 2020, the Company offered the Voluntary Separation Program (the "VSP") to employees that met certain criteria. Management approved 243 employees for participation in the VSP during the first quarter, after which the VSP was terminated. The aggregate expense for the VSP amounted to $27.5 million for the 243 employees, all of whom had exited by the end of the second quarter of 2020. All amounts under the VSP have been paid during 2020, and there are no payments remaining as of December 31, 2022.

2020 Involuntary Separation Program

During the second quarter of 2020, the Company implemented the 2020 Involuntary Separation Program (the "2020 ISP"). Under the 2020 ISP, the Company notified approximately 191 employees of their employment termination with aggregate severance costs and other benefits amounting to $11.8 million. All notified employees have exited during 2020 and an insignificant amount remained accrued as of December 31, 2022.

General workforce reduction

In addition to the VSP and the 2020 ISP, the Company undertook certain general workforce reduction measures during 2020, under which, the Company notified approximately 260 employees of their employment termination with aggregate severance costs and other benefits amounting $12.3 million. All notified employees have exited and an insignificant amount remained accrued as of December 31, 2022.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of
	December 31, 2022	December 31, 2021
Inventories:
Raw materials	$236.8	$174.2
Work in process	951.0	888.9
Finished goods	429.0	316.4
	$1,616.8	$1,379.5
Property, plant and equipment, net:
Land	$117.8	$118.5
Buildings	1,056.2	968.5
Machinery, equipment and other	5,431.8	4,777.8
Property, plant and equipment, gross	6,605.8	5,864.8
Less: Accumulated depreciation	(3,155.1)	(3,340.5)
	$3,450.7	$2,524.3
Accrued expenses:
Accrued payroll and related benefits	$284.8	$285.4
Amount due to EFK seller	236.3	—
Sales related reserves	209.9	229.9
Income taxes payable	34.8	23.6
Other (1)	281.5	196.0
	$1,047.3	$734.9
_______________________

(1)The current portion of operating lease liabilities is included in this amount. See discussion below.

Depreciation expense for property, plant and equipment totaled $398.1 million, $436.5 million and $444.1 million for 2022, 2021 and 2020, respectively.

Included within sales related reserves are ship and credit reserves for distributors amounting to $158.6 million and $163.8 million as of December 31, 2022 and 2021, respectively.

Leases

Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

The components of operating lease expense are as follows (in millions):

	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease	$47.8	$39.7	$38.2
Variable lease	9.8	3.8	4.2
Short-term lease	2.6	2.0	4.1
Total lease expense	$60.2	$45.5	$46.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The operating and financing lease liabilities included in the Consolidated Balance Sheets are as follows (in millions):

	As of
	December 31, 2022	December 31, 2021
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$35.2	$32.5
Other long-term liabilities	246.5	142.4
Total	$281.7	$174.9
Operating ROU assets included in:
Other assets	$262.1	$170.1

Current portion of financing lease liabilities	$14.2	$12.7
Long-term financing lease liabilities	23.0	10.2
Total	$37.2	$22.9
Right-of-use financing lease	$45.8	$22.3

As of December 31, 2022, the weighted-average remaining lease-terms and weighted-average discount rates were 11.0 years and 19.0 years and 4.9% and 6.0% for operating and financing leases, respectively.

New Leases

During 2022, the Company entered into leases and related agreements to lease space for a new corporate headquarters in Arizona and new office space in California. The Company recorded cumulative ROU assets and liabilities of $70.7 million in relation to those new leases.

As of December 31, 2022, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating and financing leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2022 is as follows (in millions):

	Operating Leases	Finance Leases
2023	$42.6	$15.7
2024	44.9	1.6
2025	34.8	1.7
2026	26.4	1.7
2027	25.0	1.8
Thereafter	201.5	32.9
Total lease payments	375.2	55.4
Less: Interest	(93.5)	(18.2)
Total lease liabilities	$281.7	$37.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	December 31, 2022	December 31, 2021
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 5.67% and —%, respectively	$500.0	$—
Term Loan "B" Facility due 2026, interest payable monthly at 6.42% and 2.10%, respectively	1,086.0	1,598.2
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (1)	700.0	700.0
1.625% Notes due 2023 (2)	137.3	155.1
Gross long-term debt, including current maturities	3,228.3	3,258.3
Less: Debt discount (3)	(9.2)	(149.0)
Less: Debt issuance costs (4)	(25.6)	(34.7)
Net long-term debt, including current maturities	3,193.5	3,074.6
Less: Current maturities	(147.8)	(160.7)
Net long-term debt	$3,045.7	$2,913.9
_______________________

(1)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(2)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(3)Debt discount of $4.2 million and $7.5 million for the Term Loan "B" Facility, and $5.0 million and $5.8 million for the 3.875% Notes, in each case as of December 31, 2022 and December 31, 2021, respectively. Debt discount of $126.1 million for the 0% Notes and $9.6 million for the 1.625% Notes, in each case as of December 31, 2021. No debt discount as of December 31, 2022 for the 0% Notes and the 1.625% Notes due to the adoption of ASU 2020-06.
(4)Debt issuance costs of $9.7 million and $17.7 million for the Term Loan "B" Facility, $13.9 million and $14.1 million for the 0% Notes, $1.7 million and $2.0 million for the 3.875% Notes and $0.3 million and $0.9 million for the 1.625% Notes, in each case as of December 31, 2022 and December 31, 2021, respectively.

Maturities

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% Notes below) as of December 31, 2022 are as follows (in millions):

Expected Maturities
2023	$148.3
2024	511.0
2025	11.0
2026	1,053.0
2027	805.0
Thereafter	700.0
Total	$3,228.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Borrowings and Repayments under the Amended Credit Agreement

During 2022, the Company borrowed $500.0 million under the Revolving Credit Facility. These proceeds were used to prepay $500.0 million of borrowings under the Term Loan “B” Facility. The Company expensed $7.3 million of unamortized debt discount and issuance costs attributed to the partial pay-down as loss on debt refinancing and prepayment. As of December 31, 2022, the Company had approximately $1.5 billion available under the Revolving Credit Facility for future borrowings.

During the year ended December 31, 2021, the Company repaid the outstanding balance of $700.0 million under the Revolving Credit Facility using a portion of the net proceeds from the issuance of the 0% Notes and cash generated from operations.

Adoption of ASU 2020-06

As described in Note 4: ''Recent Accounting Pronouncements and Other Developments,'' during 2022, the Company adopted ASU 2020-06 using a modified retrospective method and increased long-term debt by eliminating debt discount of $135.7 million, reduced additional paid-in capital by $129.1 million and increased opening retained earnings by $27.1 million to reflect the cumulative effect of adoption as of January 1, 2022. The application of the if-converted method to determine the net income for diluted earnings and diluted weighted-average shares of common stock outstanding did not have a meaningful impact on the diluted net income per share of common stock under the treasury stock method previously applied.

0% Convertible Senior Notes due 2027

On May 19, 2021, the Company completed a private offering of $805.0 million aggregate principal amount of its 0% Notes, the proceeds of which were used to repurchase a portion of the 1.625% Notes in privately negotiated note repurchase or exchange transactions, repay a portion of the Revolving Credit Facility, pay the net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and general corporate purposes. The 0% Notes were offered to qualified institutional buyers in accordance with Rule 144A under the Securities Act, and were issued under an indenture (the "0% Indenture") by and among the Company, the guarantors party thereto, and Wells Fargo Bank, National Association, as trustee, which provides, among other things, that the 0% Notes will mature on May 1, 2027, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after February 1, 2027, until the close of business on the second scheduled trading day immediately preceding May 1, 2027, holders may convert their 0% Notes at any time. The 0% Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Company’s Amended Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0% Notes to be converted.

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

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0% Indenture. The maximum number of shares of common stock issuable in connection with the conversion is 21.7 million. In accordance with the accounting guidance on embedded conversion features, the Company valued and bifurcated the conversion option, representing the debt discount, from the respective host debt instrument and recorded $139.9 million to stockholders’ equity. The debt discount represented the borrowing rate for non-convertible debt as of the date of issuance with similar maturity. The Company also incurred issuance costs of $19.0 million, of which $15.7 million was capitalized as debt issuance costs and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

$3.3 million was allocated to the conversion option and recorded to stockholders’ equity. The debt discount and debt issuance costs are being amortized at an effective interest rate of 3.2% over the contractual term of six years under the existing accounting standard. The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2021 were $143.2 million, $140.2 million and $664.8 million, respectively. The interest cost relating to the amortization of debt discount and issuance costs recognized during the year ended December 31, 2022 and 2021 were $3.2 million and $15.3 million, respectively. The 0% Notes if-converted value exceeded its principal amount by $142.9 million as of December 31, 2022, calculated using the stock price on that date.

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

Amendments to the Amended Credit Agreement

The Company entered into the Amended Credit Agreement in 2016 which provides for a $1.97 billion revolving credit facility (the "Revolving Credit Facility") and a $2.4 billion term loan "B" facility (the “Term Loan "B" Facility”). Between 2016 and 2021, the Company, the Guarantors (as defined in the Amended Credit Agreement), the several lenders party thereto and the Agent (as defined in the Amended Credit Agreement) entered into ten amendments to the Amended Credit Agreement. These amendments, among others, reduced the interest rates payable and increased the amounts that may be borrowed under the Term Loan "B" Facility and the Revolving Credit Facility and also amended certain financial covenants.

Since 2016, the Company has amended the Amended Credit Agreement to allow for the following items:

•On November 16, 2022, the Company entered into the Tenth Amendment to the Amended Credit Agreement to transition the interest rate base from the LIBO Rate to Term SOFR. The Company accounted for the amendment by applying the provisions of ASC 848 - "Reference Rate Reform."
•On May 10, 2021, the Company entered into the Ninth Amendment to the Amended Credit Agreement to permit the issuance of the 0% Notes and the repurchase or exchange of the 1.625% Notes
•On June 23, 2020, the Company entered into the Eighth Amendment to the Amended Credit Agreement to change certain defined terms and to modify certain terms and conditions of the Amended Credit Agreement to align with the domestication of certain foreign subsidiaries.

There was no impact to the consolidated financial statements due to the amendments noted above.

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
The Amended Credit Agreement includes a maximum total net leverage ratio as a financial maintenance covenant, which the Company was in compliance with as of December 31, 2022. It also contains other customary affirmative and negative covenants and events of default.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

In the fourth quarter of 2022, we entered into separate privately negotiated transactions with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $16.0 million in aggregate principal amount of the 1.625% Notes for a total consideration of $16 million in cash and 552,000 shares of the Company’s common stock.

The remaining outstanding principal amount of the 1.625% Notes, amounting to $137.3 million, net of unamortized issuance costs, continued to be classified as a current portion of long-term debt as of December 31, 2022. Pursuant to the indenture governing the 1.625% Notes, because the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2022 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending March 31, 2023, and only during such calendar quarter.

The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2022 were $27.6 million, $0.3 million and $137.0 million, respectively. The carrying amount of the equity component, unamortized discount and issuance costs, and the net carrying amount of the liability component as of December 31, 2021 were $31.2 million, $10.5 million and $144.6 million, respectively. Total interest expense relating to the coupon rate and amortization of debt discount and issuance costs recognized during the years ended December 31, 2022, 2021 and 2020 were $3.0 million, $19.6 million and $28.7 million, respectively.

The conversion rate of the 1.625% Notes is 48.2567 shares of common stock per $1,000 principal amount of 1.625% Notes (subject to adjustment in certain events), which is equivalent to a conversion price of approximately $20.72 per share of common stock. The unamortized discount and issuance costs are amortized at an effective interest rate of 5.27% over the remaining contractual term of approximately two years under the existing accounting standard. The convertible note hedge transactions and warrants issued in connection with the issuance of the 1.625% Notes were originally classified in stockholders' equity with no subsequent remeasurement using the guidance in ASC 815-40 - "Derivatives and Hedging - Contracts in Entity's Own Equity." The 1.625% Notes if-converted value exceeded its principal amount by $276.0 million as of December 31, 2022, calculated using the stock price on that date.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2022	2021	2020
Net income for basic earnings per share of common stock	$1,902.2	$1,009.6	$234.2
Add: Interest on 1.625% Notes	2.0	—	—
Net income for diluted earnings per share of common stock	$1,904.2	$1,009.6	$234.2

Basic weighted-average shares of common stock outstanding	433.2	425.7	410.7
Dilutive effect of share-based awards	1.8	2.5	1.9
Dilutive effect of convertible notes and warrants	13.2	15.6	6.2
Diluted weighted average shares of common stock outstanding	448.2	443.8	418.8

Net income per share of common stock:
Basic	$4.39	$2.37	$0.57
Diluted	$4.25	$2.27	$0.56

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.3 million, 0.3 million and 0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The dilutive impact related to the Company’s 0% Notes and 1.625% Notes has been calculated using the if-converted method for the year ended December 31, 2022 and using the treasury stock method for the years ended December 31, 2021 and 2020. While the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for their entire value, the 1.625% Notes are repayable in cash or shares of common stock for their entire value. The dilutive impact for the 1.00% Notes has been calculated using the treasury stock method until its maturity and repayment on December 1, 2020.

Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0% Notes and 1.625% Notes when the stock price is above $52.97 and $20.72 per share, respectively. The dilutive impact of the

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

warrants issued concurrently with the issuance of the 0% Notes, 1.625% Notes and 1.00% Notes with exercise prices of $74.34, $30.70 and $25.96, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. All of the warrants issued in connection with the 1.00% Notes were settled during 2021.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on November 15, 2018 (the "Share Repurchase Program"), the Company could repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022. The repurchases under the Share Repurchase Program amounted to $259.8 million during the year ended December 31, 2022. There were no repurchases during the year ended December 31, 2021 and $65.3 million repurchases during the year ended December 31, 2020. The Share Repurchase Program, which did not require the Company to purchase any particular amount of common stock and was subject to the discretion of the Board of Directors, expired on December 31, 2022, with approximately $1,036.0 million remaining unutilized.

In February 2023, the Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) under which the Company may repurchase up to an aggregate of $3.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the 2023 Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock, the Company may repurchase shares from February 8, 2023 through December 31, 2025.

Activity under the Share Repurchase Program is as follows (in millions, except per share data):

	Year ended December 31,
	2022		2021	2020
Number of repurchased shares (1)	4.0		—	3.6
Aggregate purchase price	$259.8		$—	$65.3
Fees, commissions and other expenses	—		—	0.1
Total cash used for share repurchases	$259.8		$—	$65.4

Weighted-average purchase price per share (2)	$65.13		$—	$18.08
Available under the Share Repurchase Program	$1,036.0	(3)	$1,295.8	$1,295.8
_______________________

(1)None of these shares had been reissued or retired as of December 31, 2022 but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses
(3)    The Share Repurchase Program expired on December 31, 2022 and approximately $1,036 million remained unutilized under such program

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

Shares for Restricted Stock Units Tax Withholding

The amounts remitted during the years ended December 31, 2022, 2021 and 2020 were $78.1 million, $38.9 million and $20.0 million, respectively, for which the Company withheld approximately 1.3 million, 0.9 million and 1.1 million shares of common stock, respectively, that were underlying the RSUs that vested. This activity in connection with tax withholding upon vesting were not made under the Share Repurchase Program.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. At December 31, 2022, the Leshan non-controlling interest balance was $18.5 million. This balance included the Leshan non-controlling interest's $1.6 million share of the earnings for the year ended December 31, 2022 offset by $2.1 million of dividend declared to the non-controlling shareholder. At December 31, 2021, the Leshan non-controlling interest balance was $19.0 million. This balance included the Leshan non-controlling interest's $1.6 million share of the earnings for the year ended December 31, 2021 offset by $2.2 million of dividends paid to the non-controlling shareholder.

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

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$12.0	$15.6	$11.5
Research and development	17.6	24.2	18.2
Selling and marketing	16.4	16.6	12.9
General and administrative	54.8	44.9	25.1
Share-based compensation expense	100.8	101.3	67.7
Income tax benefit	(21.2)	(21.3)	(14.2)
Share-based compensation expense, net of taxes	$79.6	$80.0	$53.5

At December 31, 2022, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $100.7 million, which is expected to be recognized over a weighted-average period of 1.3 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of each RSU and stock grant award is determined on the grant date. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 8% for the year ended December 31, 2022, 6% for the year ended December 31, 2021 and 5% for the year ended December 31, 2020.

Plan and Award Descriptions

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

stock upon vesting. Generally, upon the termination of an RSU holder's employment, all unvested RSUs will immediately cancel, except under circumstances where the service condition has been fulfilled.

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million to 109.5 million. As of December 31, 2022, there was an aggregate of 40.1 million shares of common stock available for grant under the Amended and Restated SIP.

Restricted Stock Units

A summary of activity of RSUs during the year ended December 31, 2022 is as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2021	6.2	$28.60
Granted	1.9	60.78
Achieved	0.2	41.35
Released	(3.7)	26.06
Forfeited	(0.8)	36.86
Nonvested shares of RSUs at December 31, 2022	3.8	46.56

During 2022, in addition to RSUs that vest upon satisfaction of service conditions, the Company awarded 0.7 million RSUs to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions is recognized based on the grant date fair value irrespective of the achievement of the condition. The fair value of the vested awards are based on the stock price as of the vesting dates, during the year ended December 31, 2022, 2021 and 2020 totaled $232.8 million, $123.5 million and $62.4 million.

As of December 31, 2022, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $69.0 million, $11.2 million and $20.5 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to service-based, performance-based and market-based RSUs was $93.7 million for the year ended December 31, 2022, which included $50.4 million for RSUs with time-based service conditions that were granted in 2022 and prior that are expected to vest.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. During the years ended December 31, 2022, 2021 and 2020 employees purchased approximately 0.5 million, 0.7 million and 1.8 million shares, respectively, under the ESPP. On May 20, 2021, the stockholders approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million to 34.5 million. As of December 31, 2022, there were approximately 7.7 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2022 was $7.1 million.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company recognizes actuarial gains and losses during the period the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. For the years ended December 31, 2022 and 2021, the Company recognized an actuarial gain of $22.1 million and $21.4 million, respectively. The Company recognized an actuarial loss of $4.0 million for the year ended December 31, 2020. Of the actuarial gain for 2022, $38.3 million was primarily due to an increase in the discount rates reduced by $16.2 million due to lower than expected returns on plan assets.

Following is a summary of the status of the Company's foreign defined benefit pension plans and the net periodic pension cost (in millions):

	Year Ended December 31,
	2022	2021	2020
Service cost	$8.1	$11.7	$10.9
Interest cost	4.0	4.5	4.7
Expected return on plan assets	(4.3)	(6.5)	(6.3)
Curtailment gain	—	(0.4)	(1.6)
Actuarial (gains) losses	(22.1)	(21.4)	4.0
Total net periodic pension (gain) cost	$(14.3)	$(12.1)	$11.7
Weighted average assumptions
Discount rate used for net periodic pension costs	1.54%	1.31%	1.43%
Discount rate used for pension benefit obligations	3.63%	1.54%	1.31%
Expected return on plan assets	2.98%	3.04%	3.06%
Rate of compensation increase	3.43%	3.45%	3.26%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2022	2021
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$293.6	$351.2
Divestiture of businesses	(41.3)	—
Service cost	8.1	11.7
Interest cost	4.0	4.5
Net actuarial (gain) loss	(38.3)	(18.4)
Benefits paid by plan assets	(5.3)	(15.9)
Benefits paid by the Company	(3.4)	(12.2)
Participant contributions	0.1	0.1
Curtailments and settlements	—	(0.4)
Translation and other (gain) loss	(32.0)	(27.0)
Projected benefit obligation at the end of the year	$185.5	$293.6
Accumulated benefit obligation at the end of the year	$153.8	$244.5
Change in plan assets
Fair value of plan assets at the beginning of the year	$189.7	$209.3
Divestiture of businesses	(21.9)	—
Actual return on plan assets	(11.9)	9.5
Benefits paid from plan assets	(5.3)	(15.9)
Employer contributions	2.3	3.9
Translation and other gain (loss)	(21.2)	(17.1)
Fair value of plan assets at the end of the year	$131.7	$189.7

	As of December 31,
	2022	2021
Plans with underfunded or non-funded projected benefit obligation
Projected benefit obligation	$121.1	$205.2
Fair value of plan assets	54.2	86.6
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$84.2	$131.6
Fair value of plan assets	44.9	58.9
Amounts recognized in the balance sheet consist of
Current assets	$0.7	$—
Non-current assets	12.4	14.7
Current liabilities	(0.4)	(0.2)
Non-current liabilities	(66.5)	(118.4)
Funded status	$(53.8)	$(103.9)

Within the pension balances disclosed above there are $21.4 million of pension benefit obligation and $22.1 million of the pension assets for a net over funded balance of $0.7 million related to assets held for sale. See Note 5: ''Acquisitions and Divestitures'' for further discussion of the Niigata factory sale.

Plan Assets

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December 31, 2022
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$3.0	$3.0	$—	$—
Foreign Government/Treasury Securities (1)	10%	13.4	13.4	—	—
Corporate Bonds, Debentures (2)	26%	33.4	—	33.4	—
Equity Securities (3)	23%	30.2	—	30.2	—
Mutual Funds	7%	9.3	—	9.3	—
Investment and Insurance Contracts (4)	32%	42.4	—	18.6	23.8
	100%	$131.7	$16.4	$91.5	$23.8

	As of December 31, 2021
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$3.6	$3.6	$—	$—
Foreign Government/Treasury Securities (1)	9%	17.2	17.2	—	—
Corporate Bonds, Debentures (2)	17%	32.5	—	32.5	—
Equity Securities (3)	27%	52.3	—	52.3	—
Mutual Funds	6%	10.9	—	10.9	—
Investment and Insurance Contracts (4)	39%	73.2	—	22.6	50.6
	100%	$189.7	$20.8	$118.3	$50.6
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2022 and 2021, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) were as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2020	$57.5
Actual return on plan assets	(0.8)
Purchase, sales and settlements, net	(2.1)
Foreign currency impact	(4.0)
Balance at December 31, 2021	$50.6
Actual return on plan assets	(2.8)
Purchase, sales and settlements, net	(21.7)
Foreign currency impact	(2.3)
Balance at December 31, 2022	$23.8

The Company generally contributes to its foreign defined benefit plans based on specific plan or statutory requirements. In 2023, these amounts are not expected to be significant. The expected benefit payments from the Company's defined benefit plans from 2023 through 2027 and the five years thereafter are as follows (in millions):

2023	$7.0
2024	9.4
2025	10.9
2026	9.6
2027	13.6
Five years thereafter	80.4
Total	$130.9

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit as mandated by the Internal Revenue Service. The Company recognized $14.7 million, $16.7 million and $19.4 million of expense relating to matching contributions in 2022, 2021 and 2020, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $20.5 million, $27.2 million and $21.8 million relating to these plans for the years ended 2022, 2021 and 2020, respectively.

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2022 (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2023	$1,255.9
2024	375.0
2025	62.6
2026	39.4
2027	28.2
Thereafter	0.1
Total	$1,761.2

Environmental Contingencies

The Company’s current headquarters in Phoenix, Arizona are located on property that is a "Superfund" site, which is a property listed on the National Priorities List and subject to clean-up activities under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). Motorola and Freescale (acquired by NXP Semiconductors N.V.) have been involved in the clean-up activities of on-site solvent contaminated soil and groundwater and off-site contaminated groundwater pursuant to consent decrees with the State of Arizona. The Company has sold its current headquarters location and is anticipating a move to a new headquarters location (in the greater Phoenix area) in the first quarter of 2023. The Company was previously indemnified with respect to certain remediation or other costs or liabilities connected to the location of the current headquarters, and, as part of the sale, all of the Company’s liabilities associated with the clean-up activities of the current headquarters site and any remediation were transferred to the buyer. Any costs to the Company in connection with this matter have not been material.

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

•Santa Clara, California. As a result of the acquisition of AMIS in 2008, the Company is a "primary responsible party" to an environmental remediation and clean-up plan at AMIS’s former corporate headquarters in Santa Clara, California. Costs incurred by AMIS include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, AMIS’s former parent company, a subsidiary of Nippon Mining, contractually agreed to indemnify AMIS and the Company for any obligations relating to environmental remediation and clean-up activities at this location. This facility was divested to Lincoln Property Company Commercial, Inc. in 2022.

•South Portland, Maine. Through its acquisition of Fairchild, the Company acquired a facility in South Portland, Maine. This facility was divested to Diodes, Inc. in 2022. This facility has ongoing environmental remediation projects to respond to certain releases of hazardous substances that occurred prior to the leveraged recapitalization of Fairchild from its former parent company, National Semiconductor Corporation, which is now owned by TI. To the extent the Company could still incur liabilities with respect to these remediation projects, pursuant to a 1997 asset purchase agreement entered into in connection with the Fairchild recapitalization, National Semiconductor Corporation agreed to indemnify Fairchild, without limitation and for an indefinite period of time, for all future costs related to these projects.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2022, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2022, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $16.2 million as of December 31, 2022.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2022. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Government Assistance

For the year ended December 31, 2022, the Company received government assistance from U.S. federal and state governments and non-U.S. governments in the form of cash grants and tax abatements which in most cases, attached conditions for a specific duration period, generally related to hiring, training and/or retaining employees, the construction or acquisition of assets or to develop specific technologies. If conditions are not satisfied or the duration period for the agreement is infringed, the incentives are subject to reduction, termination, or recapture.

The Company's accounting policy is to recognize a benefit to the income statement over the duration of the program when the conditions, including the required spending, attached to the incentive are achieved and the Company is expected to complete any further requirements. A grant that compensates for operational expenses are recognized as a reduction from the nature of the expense the grant is designated to offset. A grant related to property, plant and equipment investments is recognized as a reduction to the cost-basis of the underlying assets with an ongoing reduction to depreciation expenses based on the useful lives of the related assets.

During the year ended December 31, 2022, the Company received a nominal amount related to these programs. To the extent amounts have been received by the Company in advance of the completion of the conditions, they have been recorded as a liability. The duration of the agreements for the incentives received by the Company in 2022 ranges from one to five years, with a recapture period that can extend up to five years.

Legal Matters

From time to time, the Company is party to various legal proceedings arising in the ordinary course of business, including indemnification claims, claims of alleged infringement of patents, trademarks, copyrights and other IP rights, claims of alleged non-compliance with contract provisions and claims related to alleged violations of laws and regulations. The Company evaluates the status of the legal proceedings in which it is involved to assess whether a loss is reasonably estimable and either remote, reasonably possible or probable of occurring. The Company further evaluates each legal proceeding to assess whether an estimate of possible loss or range of possible loss can be made for disclosure purposes. Although litigation is inherently unpredictable, the Company believes that it has adequate provisions for any probable and reasonably estimable losses. However, the Company’s estimates may not represent its maximum possible exposure in any particular legal proceeding. Legal expenses related to defense, negotiations, settlements, rulings and advice of outside legal counsel are expensed as incurred.

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, except as disclosed below (if any), the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any litigation matter will be favorable to the Company.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

During the year ended December 31, 2022, the Company began investing portions of its excess cash in different marketable securities, which are classified as available-for-sale.

The Company uses the following fair value tier level hierarchy to determine fair values of its financial instruments:

•Level 1: based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets
•Level 2: based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
•Level 3: based on the use of unobservable inputs for the assets and liabilities and other types of analyses.

The carrying value of cash and cash equivalents which includes time deposits, money market funds, corporate bonds and commercial paper approximates fair value because of the short-term maturity of these instruments. Demand and time deposits and money market funds are classified as Level 1 within the fair value hierarchy, while corporate bonds and commercial paper are classified as Level 2. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

As of
December 31, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$233.1	$—	$—	$233.1	$233.1	$—
Money market funds	17.0	—	—	17.0	17.0	—

Other current assets:
Corporate bonds	$23.8	$—	$—	$23.8	$—	$23.8
Certificate of deposit	3.1	—	—	3.1	—	3.1
Commercial paper	3.2	—	—	3.2	1.2	2.0
US Treasury bonds	2.1	—	—	2.1	—	2.1

Other assets:
Corporate bonds	$0.8	$—	$—	$0.8	$—	$0.8
Certificate of deposit	—	—	—	—	—	—
US Treasury bonds	—	—	—	—	—	—

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of
December 31, 2021					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$19.5	$—	$—	$19.5	$19.5	$—
Money market funds	0.7	—	—	0.7	0.7	—
Corporate bonds	1.6	—	—	1.6	—	1.6
Commercial paper	2.0	—	—	2.0	—	2.0

Other current assets:
Corporate bonds	$16.0	—	—	$16.0	$—	$16.0
Certificate of deposit	1.9	—	—	1.9	—	1.9
Commercial paper	5.0	—	—	5.0	3.0	2.0
US Treasury bonds	0.4	—	—	0.4	—	0.4

Other assets:
Corporate bonds	$19.7	—	—	$19.7	$—	$19.7
Certificate of deposit	—	—	—	—	—	—
US Treasury bonds	1.6	—	—	1.6	—	1.6

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings are as follows (in millions):

	As of December 31,
	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$791.1	$1,057.8	$664.8	$1,183.1
1.625% Notes	137.0	417.8	144.6	513.6
Long-term debt	2,265.4	2,167.5	2,265.2	2,245.5
_______________________

(1)Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

The fair value of the 0% Notes (as of December 31, 2021), 3.875% Notes and 1.625% Notes were estimated based on market prices in active markets (Level 1). The fair value of other long-term debt was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2) at December 31, 2022 and December 31, 2021.
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

During the years ended December 31, 2022, 2021 and 2020, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis. The following table shows the

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

	Year Ended December 31,
	2022	2021	2020
Nonrecurring fair value measurements
Goodwill impairments (Level 3)	$330.0	$—	$—
Intangibles impairment (Level 3)	56.8	—	—
Asset impairments (Level 3)	14.8	7.9	17.5
IPRD impairments (Level 3)	—	2.9	1.3
	$401.6	$10.8	$18.8

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

As of December 31, 2022 and 2021, the Company had outstanding foreign exchange contracts with notional amounts of $272.0 million and $288.3 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2022		2021
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	63.9	63.9	67.1	67.1
Euro	26.0	26.0	65.9	65.9
Korean Won	35.7	35.7	44.1	44.1
Japanese Yen	27.0	27.0	33.2	33.2
Czech Koruna	41.7	41.7	15.0	15.0
Other currencies - Buy	66.5	66.5	58.7	58.7
Other currencies - Sell	(11.2)	11.2	(4.3)	4.3
	$249.6	272.0	$279.7	$288.3

Amounts receivable or payable under the contracts were not material as of December 31, 2022, and 2021 and are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2022, 2021 and 2020, realized and unrealized foreign currency transactions totaled a loss of $0.7 million, $0.8 million and $6.2 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Interest rate risk

The Company uses interest rate swap contracts to mitigate its exposure to interest rate fluctuations. As of December 31, 2022,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Company had interest rate swap agreements for notional amounts of $750.0 million, $500.0 million and $500.0 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of the interest rate swaps totaled $36.0 million as of December 31, 2022, of which approximately $22.0 million was included in other current assets and approximately $14.0 million was included in other non-current assets. The fair value of interest rate swaps totaled $5.7 million as of December 31, 2021, which was included in other non-current assets. The Company did not identify any ineffectiveness with respect to the notional amounts of interest rate swap agreements outstanding as of December 31, 2022 and 2021. These derivatives are recognized on the balance sheet at their fair value and classified based on each instrument’s maturity dates.

Other than the interest rate swap contracts, the Company did not have any other outstanding derivatives related to cash flow hedges.

See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2022.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes and 1.625% Notes.
See Note 9: ''Long-Term Debt'' for additional information.

Other

Other than as described above, at December 31, 2022, the Company had no outstanding commodity derivatives, currency swaps or options relating to either its debt instruments or investments. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of December 31, 2022, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 16: Income Taxes

The Company's geographic sources of income (loss) before income taxes are as follows (in millions):

	Year ended December 31,
	2022	2021	2020
United States	$1,979.8	$873.2	$(181.2)
Foreign	382.4	284.6	357.8
Income before income taxes	$2,362.2	$1,157.8	$176.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's provision (benefit) for income taxes is as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$331.9	$8.0	$0.6
State and local	31.8	4.8	0.1
Foreign	73.8	43.3	54.0
	437.5	56.1	54.7
Deferred:
Federal	(36.9)	89.2	(69.2)
State and local	25.7	7.8	(66.4)
Foreign	32.1	(6.5)	21.1
	20.9	90.5	(114.5)
Total provision (benefit)	$458.4	$146.6	$(59.8)

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	1.7	1.4	(1.4)
Impact of foreign operations	1.7	(2.0)	7.6
Foreign derived intangible income benefit	(7.4)	(7.8)	—
Nondeductible goodwill	3.1	—	—
Impact of the Domestication (1)	—	—	(35.7)
Change in valuation allowance and related effects (2)	(0.1)	(0.4)	(24.4)
Share-based compensation costs	(0.5)	(0.1)	1.7
U.S. federal R&D credit	(0.2)	(0.4)	(3.6)
Non-deductible officer compensation	0.3	0.4	1.1
Other (3)	(0.2)	0.6	(0.1)
Total	19.4%	12.7%	(33.8)%
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
(2)For the year ended December 31, 2022, this included a benefit of $55.6 million, or 2.4% related to a decrease in the valuation allowance for the expiration of Japan net operating losses ("NOLs"), partially netted with an offsetting expense of $54.3 million, or 2.3% related to the expiration of those same Japan NOLs. For the year ended December 31, 2021, this included a benefit of $26.3 million, or 2.2% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $22.6 million, or 1.9% related to the expiration of those same Japan NOLs. For the year ended December 31, 2020, this included a benefit of $49.4 million, or 28.0%, for the release of a partial state valuation allowance due to an increase to forecasted domestic income as a result of the Domestication of certain foreign subsidiaries and an expense of $61.8 million, or 35.0%, primarily related to the expiration of Japan NOLs, netted with the offsetting benefit of $61.8 million, or 35.0%, primarily for the decrease in the related valuation allowance for those same Japan NOLs.
(3)For the year ended December 31, 2021, this included an expense of $8.5 million, or 0.7%, related to an election to waive Base Erosion Anti-Abuse Tax ("BEAT") deductions for all U.S. federal tax purposes for the 2021 tax year.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s effective tax rate for 2022 was 19.4%, which differs from the U.S. federal income tax rate of 21%, primarily due to the benefit received from Section 250 deduction related to FDII, partially offset by the impact of nondeductible goodwill.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) are as follows (in millions):

	As of December 31,
	2022	2021
NOL and tax credit carryforwards	$221.6	$354.4
163 (j) interest expense carryforward	5.1	17.4
Lease liabilities	65.0	50.2
ROU asset	(60.9)	(49.2)
Tax-deductible goodwill and amortizable intangibles	(35.9)	(57.5)
Capitalization of research and development expenses	311.4	185.8
Reserves and accruals	79.1	109.2
Property, plant and equipment	(156.3)	(110.6)
Inventories	78.3	67.9
Undistributed earnings of foreign subsidiaries	(64.2)	(58.7)
Share-based compensation	7.5	7.9
Pension	7.5	15.3
Other	36.8	18.4
Deferred tax assets and liabilities before valuation allowance	495.0	550.5
Valuation allowance	(152.4)	(227.4)
Net deferred tax asset	$342.6	$323.1

We have investment tax credits, which are accounted for pursuant to ASC 740, in Korea and the Czech Republic. We use the deferral method of accounting for investment tax credits under which the credits are recognized as reductions in the carrying value of the related assets. Deferred tax related to differences in GAAP versus tax carrying value are recorded pursuant to the gross-up method.

As of December 31, 2022 and 2021, the Company had approximately $50.4 million and $77.5 million, respectively, of U.S. federal NOL carryforwards, before the impact of unrecognized tax benefits. The decrease is due to current year utilization. These NOL carryforwards can be carried forward indefinitely until utilized. As of December 31, 2022 and 2021, the Company had approximately $2.1 million and $43.6 million, respectively, of U.S. federal credit carryforwards, before the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization. The credits will expire in 2031 if unutilized. These NOL and credit carryforwards relate to acquisitions and, consequently, are limited in the amount that can be utilized in any one year.

As of December 31, 2022 and 2021, the Company had approximately $324.6 million and $491.1 million, respectively, of U.S. state NOL carryforwards, before consideration of valuation allowance or the impact of unrecognized tax benefits. The decrease is due to current year utilization. The U.S. state NOL carryforwards will expire in varying amounts from 2023 to 2040, if unutilized. As of December 31, 2022 and 2021, the Company had $123.5 million and $138.4 million, respectively, of U.S. state credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. The U.S. state credits will expire in varying amounts beginning in 2023 while a substantial amount of the state credits carryforward indefinitely.

As of December 31, 2022 and 2021, the Company had approximately $268.3 million and $551.8 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The decrease is primarily due to the expiration of Japan NOLs. As of December 31, 2022 and 2021, the Company had $65.7 million and $69.2 million, respectively, of foreign credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. A significant portion of the foreign NOLs and credit carryforwards will expire in varying amounts from 2023 to 2025, if unutilized.

The Company continues to maintain a valuation allowance of $24.1 million on a portion of its Japan NOLs, which expire at various dates through 2032. In addition to the valuation allowance on the Japan NOLs, the Company also maintains a partial valuation allowance of $71.1 million on its U.S. state deferred tax assets, primarily NOLs and credits. The remaining valuation allowance primarily relates to NOLs and tax credits in certain other foreign jurisdictions that primarily expire in 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2022, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

The activity for unrecognized gross tax benefits is as follows (in millions):

	2022	2021	2020
Balance at beginning of year	$137.2	$151.0	$130.0
Acquired balances	—	9.3	—
Additions for tax benefits related to the current year	3.3	3.1	11.9
Additions for tax benefits of prior years	0.5	—	12.3
Reductions for tax benefits of prior years	(0.3)	(19.7)	(1.4)
Lapse of statute	(3.8)	(2.7)	(1.3)
Settlements	(0.1)	(3.8)	(0.5)
Balance at end of year	$136.8	$137.2	$151.0

Included in the December 31, 2022 balance of $136.8 million is $90.4 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2022 is $46.4 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $68.3 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. The Company recognized approximately $1.4 million tax expense and $3.3 million of net tax benefit and $0.2 million of tax expense for interest and penalties during the year ended December 31, 2022, 2021 and 2020, respectively. The Company had approximately $2.7 million, $1.3 million, and $5.3 million of accrued interest and penalties at December 31, 2022, 2021, and 2020, respectively.

The Company is currently under IRS examination for the 2017 and 2018 tax years. Tax years prior to 2017 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2018. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2012.

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2020	$(40.6)	$(17.0)	$(57.6)
Other comprehensive income prior to reclassifications	(3.8)	39.9	36.1
Amounts reclassified from accumulated other comprehensive loss	—	(19.1)	(19.1)
Net current period other comprehensive income (loss) (1)	(3.8)	20.8	17.0
Balance December 31, 2021	(44.4)	3.8	(40.6)
Other comprehensive income (loss) prior to reclassifications	(6.0)	14.5	8.5
Amounts reclassified from accumulated other comprehensive loss	—	8.9	8.9
Net current period other comprehensive income (loss) (1)	(6.0)	23.4	17.4
Balance December 31, 2022	$(50.4)	$27.2	$(23.2)
_______________________

(1)Effects of cash flow hedges are net of tax expense of $7.0 million and tax expense of $6.1 million for the years ended December 31, 2022 and 2021, respectively.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operations and Comprehensive Income were as follows:

	Year Ended December 31,		To caption
	2022	2021
Interest rate swaps	$(8.9)	$19.1	Interest expense
Total reclassifications	$(8.9)	$19.1

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$324.8	$150.7	$162.5
Divestiture/Sale of property in exchange for note receivable	—	7.5	7.2
Operating ROU assets obtained in exchange of lease liabilities	140.1	69.3	58.2
Finance ROU assets obtained in exchange of lease liabilities	25.4	22.3	—
Amount due to seller in connection with the EKF acquisition	236.3	—	—

Cash paid for:
Interest expense	$80.7	$96.9	$109.1
Income taxes	443.2	88.2	52.5
Operating lease payments in operating cash flows	42.5	42.1	36.9

See Note 10: ''Earnings Per Share and Equity'' for shares of common stock issued and acquired for settlement and repurchase of the 1.00% Notes and 1.625% Notes, respectively.

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2022	2021	2020
Consolidated Balance Sheets:
Cash and cash equivalents	$2,919.0	$1,352.6	$1,080.7
Restricted cash (included in other current assets)	14.0	20.1	0.8
Restricted cash (included in other non-current assets)	—	5.0	—
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,933.0	$1,377.7	$1,081.5

As of December 31, 2022, $5.8 million of the restricted cash balance was held in escrow relating to the acquisition of GTAT and will be released upon satisfaction of certain outstanding items contained in the Agreement and Plan of Merger relating to such acquisition.

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses		Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2020	$357.9	$(43.1)	(3)	$11.0	(1)	$(75.9)	(2)	$249.9
Year ended December 31, 2021	249.9	3.3		8.7	(4)	(34.5)	(2)	227.4
Year ended December 31, 2022	227.4	7.0		(16.7)	(1)	(65.3)	(2)	152.4
_______________________

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan net operating losses. See Note 16: ''Income Taxes''
(3)Primarily relates to the release of state valuation as a result of the Domestication of certain foreign subsidiaries. See Note 16: "Income Taxes."
(4)Primarily relates to additional valuation allowance of $22.0 million arising from the GTAT acquisition partially offset by cumulative translation adjustments.