Form 10-Q
period 2023-03-31
ON SEMICONDUCTOR CORP
filed 2023-05-01
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
(Commission File Number) 001-39317
ON SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3840979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5701 N. Pima Road
Scottsdale, AZ 85250
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on April 26, 2023:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	431,872,829

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
Amended Credit Agreement	Credit Agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolving Credit Facility and the Term Loan “B” Facility
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
EFK	East Fishkill, New York fabrication facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GTAT	GT Advanced Technologies Inc.
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
OEM	Original Equipment Manufacturer
QCS	Division within ASG, primarily associated with the legacy Quantenna division
Revolving Credit Facility	A $1.97 billion revolving credit facility created pursuant to the Amended Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SiC	Silicon carbide
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Amended Credit Agreement
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,702.4	$2,919.0
Receivables, net	880.9	842.3
Inventories	1,814.9	1,616.8
Other current assets	318.1	351.3
Total current assets	5,716.3	5,729.4
Property, plant and equipment, net	3,692.9	3,450.7
Goodwill	1,577.6	1,577.6
Intangible assets, net	339.8	359.7
Deferred tax assets	473.1	376.7
Right-of-use financing lease	45.2	45.8
Other assets	429.4	438.6
Total assets	$12,274.3	$11,978.5
Liabilities and Stockholders’ Equity
Accounts payable	$976.2	$852.1
Accrued expenses and other current liabilities	666.0	1,047.3
Current portion of financing lease liabilities	11.6	14.2
Current portion of long-term debt	926.2	147.8
Total current liabilities	2,580.0	2,061.4
Long-term debt	2,538.0	3,045.7
Deferred tax liabilities	36.6	34.1
Long-term financing lease liabilities	24.0	23.0
Other long-term liabilities	628.7	607.3
Total liabilities	5,807.3	5,771.5
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 610,278,043 and 608,367,713 issued, 431,851,090 and 431,936,415 outstanding, respectively)	6.1	6.1
Additional paid-in capital	4,633.6	4,670.9
Accumulated other comprehensive loss	(29.6)	(23.2)
Accumulated earnings	4,826.1	4,364.4
Less: Treasury stock, at cost: 178,426,953 and 176,431,298 shares, respectively	(2,988.2)	(2,829.7)
Total ON Semiconductor Corporation stockholders’ equity	6,448.0	6,188.5
Non-controlling interest	19.0	18.5
Total stockholders’ equity	6,467.0	6,207.0
Total liabilities and stockholders’ equity	$12,274.3	$11,978.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	March 31, 2023	April 1, 2022
Revenue	$1,959.7	$1,945.0
Cost of revenue	1,042.2	983.7
Gross profit	917.5	961.3
Operating expenses:
Research and development	138.4	156.8
Selling and marketing	71.8	71.1
General and administrative	75.9	77.9
Amortization of acquisition-related intangible assets	15.0	21.3
Restructuring, asset impairments and other charges, net	51.5	(13.0)
Total operating expenses	352.6	314.1
Operating income	564.9	647.2
Other income (expense), net:
Interest expense	(26.4)	(21.6)
Interest income	17.1	0.4
Loss on debt prepayment	(13.3)	—
Loss on divestiture of business	(1.1)	—
Other income	4.7	2.1
Other income (expense), net	(19.0)	(19.1)
Income before income taxes	545.9	628.1
Income tax provision	(83.7)	(97.1)
Net income	462.2	531.0
Less: Net income attributable to non-controlling interest	(0.5)	(0.8)
Net income attributable to ON Semiconductor Corporation	$461.7	$530.2

Net income for diluted earnings per share of common stock (Note 7)	462.1	530.7
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.07	$1.22
Diluted	$1.03	$1.18
Weighted-average shares of common stock outstanding:
Basic	431.9	433.3
Diluted	448.5	448.9

Comprehensive income (loss), net of tax:
Net income	$462.2	$531.0
Foreign currency translation adjustments	0.3	(2.4)
Effects of cash flow hedges and other adjustments	(6.7)	16.6
Other comprehensive income (loss), net of tax	(6.4)	14.2
Comprehensive income	455.8	545.2
Comprehensive income attributable to non-controlling interest	(0.5)	(0.8)
Comprehensive income attributable to ON Semiconductor Corporation	$455.3	$544.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	136,856	—	7.3	—	—	—	—	—	7.3
RSUs released and stock grant awards issued	1,680,376	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	93,098	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	6.9	—	—	(93,098)	(6.9)	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Payment of tax withholding for RSUs	—	—	—	—	—	(578,406)	(47.6)	—	(47.6)
Share-based compensation	—	—	27.7	—	—	—	—	—	27.7
Repurchase of common stock	—	—	—	—	—	(1,324,151)	(104.0)	—	(104.0)
Comprehensive income (loss)	—	—	—	(6.4)	461.7	—	—	0.5	455.8
Balance at March 31, 2023	610,278,043	$6.1	$4,633.6	$(29.6)	$4,826.1	(178,426,953)	$(2,988.2)	$19.0	$6,467.0

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	126,388	—	6.7	—	—	—	—	—	6.7
RSUs released and stock grant awards issued	2,851,188	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(955,641)	(58.8)	—	(58.8)
Share-based compensation	—	—	22.5	—	—	—	—	—	22.5
Comprehensive income	—	—	—	14.2	530.2	—	—	0.8	545.2
Balance at April 1, 2022	606,021,655	$6.1	$4,533.3	$(26.4)	$2,992.4	(171,526,902)	$(2,507.2)	$19.8	$5,018.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	March 31, 2023	April 1, 2022
Cash flows from operating activities:
Net income	$462.2	$531.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145.0	140.6
Loss (gain) on sale or disposal of fixed assets	1.2	(16.6)
Loss on divestiture of business	1.1	—
Loss on debt prepayment	13.3	—
Amortization of debt discount and issuance costs	2.9	3.2
Share-based compensation	27.7	22.5
Non-cash asset impairment charges	12.7	6.7
Change in deferred tax balances	(1.5)	38.3
Other	(7.0)	0.5
Changes in assets and liabilities (exclusive of divestitures):
Receivables	(37.7)	(107.2)
Inventories	(198.1)	(116.7)
Other assets	54.8	(0.8)
Accounts payable	53.5	35.7
Accrued expenses and other current liabilities	(154.6)	(83.2)
Other long-term liabilities	33.4	24.6
Net cash provided by operating activities	$408.9	$478.6
Cash flows from investing activities:
Purchase of property, plant and equipment	$(321.5)	$(173.8)
Proceeds from sale of property, plant and equipment	1.7	36.7
Deposits utilized (made) for purchase of property, plant and equipment	(16.7)	1.6
Divestiture of business, net of cash transferred and deposits received	—	12.9
Purchase of available-for-sale securities	—	(7.8)
Proceeds from sale or maturity of available-for-sale securities	10.8	3.4
Payments related to acquisition of business, net of cash acquired	(236.3)	(2.4)
Net cash used in investing activities	$(562.0)	$(129.4)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$7.3	$7.8
Payment of tax withholding for RSUs	(47.6)	(58.8)
Repurchase of common stock	(104.0)	—
Issuance and borrowings under debt agreements	1,470.0	—
Reimbursement of debt issuance and other financing costs	4.5	—
Payment of debt issuance and other financing costs	(4.8)	—
Repayment of borrowings under debt agreements	(1,213.7)	(4.1)
Payment for purchase of bond hedges	(414.0)	—
Proceeds from issuance of warrants	242.5	—
Payment of financing lease obligations	(3.6)	—
Dividend to non-controlling shareholder	—	(2.2)
Net cash used in financing activities	$(63.4)	$(57.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(216.4)	291.2
Cash, cash equivalents and restricted cash, beginning of period (Note 5)	2,933.0	1,377.7
Cash, cash equivalents and restricted cash, end of period (Note 5)	$2,716.6	$1,668.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“onsemi,” “we,” “us,” “our,” or the “Company”), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand.

The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG"), and the Intelligent Sensing Group ("ISG").

The Company's fiscal calendar year begins on January 1 and ends on December 31. The fiscal quarters contain a thirteen-week accounting period. Minor day adjustments are required in the first and fourth quarters to account for the Company's fiscal calendar year's starting and ending dates. The quarters ended March 31, 2023 and April 1, 2022 contained 90 days and 91 days, respectively.

The accompanying unaudited financial statements as of and for the quarter ended March 31, 2023 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2022 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In the opinion of the Company's management, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 6, 2023 (the "2022 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions and (iv) testing for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows used in connection with business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSA's").

The estimated remaining performance obligations as of March 31, 2023, are approximately $17.6 billion (excluding the remaining performance obligations for contracts having an original duration of one year or less). This amount is subject to contractual increases based on negotiated contract prices and volumes, defined product mix flexibility, and the timing of new part introductions, among other contractual provisions. The Company expects to recognize approximately 33% of the remaining purchase obligation as revenue during the next twelve months upon shipment of products under these contracts. Total revenue estimates could be influenced by risks and uncertainties including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, our actual revenue recognized for the remaining performance obligation in future periods may fluctuate from estimates.

Certain of the Company’s LTSA’s include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments to secure production availability and are not recognized as revenue until the performance obligations are satisfied. For the periods ending March 31, 2023, and April 1, 2022, the Company recognized revenue of $14.8 million and $4.5 million, respectively, for the portion of performance obligations fulfilled during those periods.

As of March 31, 2023, and December 31, 2022, the remaining capacity payments were $225.5 million and $190.4 million, respectively, of which $69.0 million and $60.5 million were recorded as current liabilities, with the remainder recorded as other long-term liabilities.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended March 31, 2023:
Revenue from external customers	$1,012.8	$592.8	$354.1	$1,959.7
Gross profit	$480.3	$260.1	$177.1	$917.5
For the quarter ended April 1, 2022:
Revenue from external customers	$986.7	$689.3	$269.0	$1,945.0
Gross profit	$474.7	$366.7	$119.9	$961.3

The Company had one customer, a distributor, whose revenue accounted for approximately 10.1% and 12.4% of the Company's total revenue for the quarters ended March 31, 2023 and April 1, 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended March 31, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$286.9	$139.7	$63.8	490.4
Singapore	276.4	116.1	58.2	450.7
United Kingdom	204.1	128.1	81.1	413.3
United States	166.3	121.3	101.5	389.1
Other	79.1	87.6	49.5	216.2
Total	$1,012.8	$592.8	$354.1	$1,959.7

Sales Channel
Distributors	$629.3	$222.8	$187.1	$1,039.2
Direct Customers	383.5	370.0	167.0	920.5
Total	$1,012.8	$592.8	$354.1	$1,959.7

	Quarter Ended April 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$280.5	$233.8	$41.4	$555.7
Hong Kong	303.1	173.9	52.6	529.6
United Kingdom	186.9	106.6	52.0	345.5
United States	144.9	92.3	74.5	311.7
Other	71.3	82.7	48.5	202.5
Total	$986.7	$689.3	$269.0	$1,945.0

Sales Channel
Distributors	$633.9	$356.9	$150.6	$1,141.4
Direct Customers	352.8	332.4	118.4	803.6
Total	$986.7	$689.3	$269.0	$1,945.0

The Company operates in various geographic locations. Sales to external customers have little correlation with the location of the Company's manufacturing or the location of the end-customers. It is, therefore, not meaningful to present operating profit by geographical location. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets are not specifically ascribed to its individual reportable segments. Instead, assets used in operations are generally shared across the Company’s operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
United States	$1,360.8	$1,329.2
South Korea	990.9	871.0
Czech Republic	335.3	279.3
Philippines	287.1	296.8
China	227.4	215.3
Malaysia	199.0	190.2
Japan	128.1	133.2
Other	164.3	135.7
Total	$3,692.9	$3,450.7

Note 3: Acquisition and Divestitures

Acquisition:

During the year ended December 31, 2022, the Company closed the acquisition of EFK. The preliminary allocation of the purchase price of EFK to the assets acquired and liabilities assumed based on their relative fair values is as follows (in millions):

Purchase Price Allocation
Inventory	$3.3
Other current assets	4.4
Property, plant and equipment	396.5
Other non-current assets	11.4
Total assets acquired	415.6
Current liabilities	3.0
Other long-term liabilities	6.3
Total liabilities assumed	9.3
Net assets acquired/purchase price	$406.3

The preliminary allocation, assumptions and disclosures are materially consistent with the amounts included in the 2022 Form 10-K.

The Company paid the remaining acquisition consideration of $236.3 million on January 3, 2023, which is disclosed under investing activities in the Consolidated statement of cash flows.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments		Other	Total
Quarter ended March 31, 2023
2023 Business Realignment	$36.1	$2.5	(1)	$2.8	$41.4
QCS wind down	—	—		(2.3)	(2.3)
Other	—	10.2	(2)	2.2	12.4
Total	$36.1	$12.7		$2.7	$51.5

(1)Includes $1.7 million property, plant and equipment asset impairments charges and $0.8 million of ROU asset impairment charges associated with the 2023 Business Realignment efforts.
(2)Includes $10.2 million of property, plant and equipment and ROU lease asset impairment charges associated with site consolidation efforts in the United States.

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2022	Charges	Usage	March 31, 2023
Employee separation charges	$4.4	$36.1	$(4.9)	$35.6
Total	$4.4	$36.1	$(4.9)	$35.6

2023 Business Realignment

During the first quarter of 2023, the Company announced the elimination of approximately 400 jobs in an effort to realign its operating models, drive organizational effectiveness and efficiencies, and increase collaboration primarily within its ASG business unit and IT support organizations. As a result, ASG ceased its design and test operations in certain Asia and U.S.-based locations and initiated a plan to exit its Toulouse, France design center location. The announcement also included changes in the Company's IT operating model by transferring selected IT functions to strategic service providers.

In connection with these actions, the Company recognized severance costs, related benefit expenses and other ancillary charges of $36.1 million and expects to record an additional $1.5 million during the remainder of 2023. The Company paid approximately $2.5 million of the aggregate expense and had $33.6 million accrued as of March 31, 2023, which is expected to be paid during the remainder of 2023. As of March 31, 2023, 137 employees have been terminated.

The Company continues to evaluate employee positions and locations for potential operating improvements and efficiencies, and may incur additional severance and related charges in the future.

QCS wind down

On September 16, 2022, the Company's Board of Directors approved an exit plan to wind down QCS as part of its ongoing efforts to focus on growth drivers and key markets and to streamline its operations. As part of the exit plan, during the third quarter of 2022, the Company notified approximately 330 employees of their employment termination and incurred severance costs and other benefits of approximately $12.7 million.

As of March 31, 2023, $1.5 million of severance costs and other benefits remained accrued and, based on the exit dates of the notified employees, is expected to be paid during the fourth quarter of 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

There was no change in the balance of goodwill from December 31, 2022 to March 31, 2023. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely-than-not reduce the fair value of a reporting unit below its carrying value. Management did not identify any triggering events during the quarter ended March 31, 2023 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Company’s Consolidated Balance Sheets are as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Inventories:
Raw materials	$271.3	$236.8
Work in process	1,053.5	951.0
Finished goods	490.1	429.0
	$1,814.9	$1,616.8

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 31, 2023, the net assets for the over-funded plans totaled $13.5 million. The total accrued pension liability for underfunded plans was $69.1 million, of which the current portion of $1.5 million was classified as accrued expenses and other current liabilities. As of December 31, 2022, the net funded status for all the plans was a liability of $53.8 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended
	March 31, 2023	April 1, 2022
Service cost	$1.2	$2.2
Interest cost	1.6	1.1
Expected return on plan assets	(1.2)	(1.2)
Total net periodic pension cost	$1.6	$2.1

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended
	March 31, 2023	April 1, 2022
Operating lease	$12.4	$11.2
Variable lease	1.8	1.6
Short-term lease	0.5	0.4
Total lease expense	$14.7	$13.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The ROU assets and lease liabilities recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	March 31, 2023	December 31, 2022
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$33.5	$35.2
Other long-term liabilities	244.8	246.5
Total	$278.3	$281.7
Operating ROU assets included in:
Other assets	$251.9	$262.1

Current portion of financing lease liabilities	$11.6	$14.2
Long-term financing lease liabilities	24.0	23.0
Total	$35.6	$37.2

Right-of-use financing lease	$45.2	$45.8

As of March 31, 2023, the weighted-average remaining lease-terms were 10.8 years and 18.8 years, and the weighted-average discount rates were 4.8% and 6.0%, for operating and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Quarters Ended
	March 31, 2023	April 1, 2022
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$388.8	$225.4
Operating ROU assets obtained in exchange of lease liabilities	4.6	10.7
Cash paid for:
Interest expense	$29.1	$24.0
Income taxes	35.2	15.7
Operating lease payments in operating cash flows	11.2	11.0

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	March 31, 2023	December 31, 2022	April 1, 2022	December 31, 2021
Consolidated Balance Sheets:
Cash and cash equivalents	$2,702.4	$2,919.0	$1,645.1	$1,352.6
Restricted cash (included in other current assets)	14.2	14.0	18.8	20.1
Restricted cash (included in other non-current assets)	—	—	5.0	5.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,716.6	$2,933.0	$1,668.9	$1,377.7

As of March 31, 2023, $5.8 million of the restricted cash balance relating to the acquisition of GTAT was held in escrow and will be released during the fourth quarter of 2023 upon satisfaction of certain outstanding items contained in the Agreement and Plan of Merger relating to such acquisition.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	March 31, 2023	December 31, 2022
Amended Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 6.16% and 5.67%, respectively	$375.0	$500.0
Term Loan "B" Facility due 2026, interest payable monthly at 6.91% and 6.42%, respectively	—	1,086.0
0.50% Notes due 2029 (1)	1,500.0	—
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (2)	700.0	700.0
1.625% Notes due 2023 (3)	134.6	137.3
Gross long-term debt, including current maturities	$3,514.6	$3,228.3
Less: Debt discount (4)	(4.7)	(9.2)
Less: Debt issuance costs (5)	(45.7)	(25.6)
Net long-term debt, including current maturities	$3,464.2	$3,193.5
Less: Current maturities	(926.2)	(147.8)
Net long-term debt	$2,538.0	$3,045.7

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(4)Debt discount of $0.0 million and $4.2 million for the Term Loan "B" Facility and $4.7 million and $5.0 million for the 3.875% Notes, in each case as of March 31, 2023 and December 31, 2022, respectively.
(5)Debt issuance costs of $0.0 million and $9.7 million for the Term Loan "B" Facility, $30.7 million and $0.0 million for the 0.50% Notes, $13.1 million and $13.9 million for the 0% Notes, $1.7 million and $1.7 million for the 3.875% Notes and $0.2 million and $0.3 million for the 1.625% Notes, in each case as of March 31, 2023 and December 31, 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expected maturities of gross long-term debt (including current portion - see section regarding 1.625% and 0% Notes below) as of March 31, 2023 were as follows (in millions):

Period	Expected Maturities
Remainder of 2023	$939.6
2024	375.0
2025	—
2026	—
2027	—
Thereafter	2,200.0
Total	$3,514.6

The Company was in compliance with its covenants under all debt agreements as of March 31, 2023.

0.50% Convertible Senior Notes due 2029

On February 28, 2023, the Company completed a private unregistered offering of $1.5 billion aggregate principal amount of its 0.50% Convertible Senior Notes due 2029 (the "0.50% Notes"). The Company received net proceeds of approximately $1,470 million after deducting the initial purchasers' discount. The Company used the net proceeds to repay $1,086.0 million of the existing outstanding indebtedness under the Company’s Term Loan “B” Facility, the related transaction fees and expenses, to pay approximately $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and for general corporate purposes. The 0.50% Notes were issued under an indenture (the "0.50% Indenture"), dated as of February 28, 2023, by and among the Company, the guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee, which provides, among other things, that the 0.50% Notes will mature on March 1, 2029, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after December 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 0.50% Notes may convert all or a portion of their 0.50% Notes at any time. The 0.50% Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Company’s Amended Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0.50% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0.50% Notes to be converted.

The initial conversion rate of the 0.50% Notes is 9.6277 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $103.87 per share of common stock. The Company may redeem for cash all or any portion of the 0.50% Notes, at the Company’s option, on or after March 6, 2026, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to December 1, 2028, the holders may convert their 0.50% Notes at their option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 0.50% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the 0.50% Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions described in the 0.50% Indenture.

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0.50% Indenture. The maximum number of shares of common stock issuable in connection with the conversion of the 0.50% Notes is approximately 19.1 million. In addition to the initial purchasers' discount of $30.0 million, the Company also incurred issuance

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

costs of approximately $1.3 million, all of which was capitalized as debt issuance costs. The effective interest rate, including the impact of the debt discount and debt issuance costs is approximately 0.85% over the contractual term of the 0.50% Notes.

In addition, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers or their affiliates and certain other financial institutions. The Company will exercise the note hedges simultaneously when the 0.50% Notes are settled. The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 0.50% Notes, and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion of the 0.50% Notes. The Company paid approximately $414.0 million in cash for the convertible note hedges, which was recorded to stockholders’ equity.

The Company also entered into warrant transactions with certain other financial institutions, whereby the Company sold warrants to acquire 14.4 million shares of the Company's common stock, which is the same number of shares of the Company’s common stock covered by the convertible note hedges at an initial strike price of $156.78 per share, which represents a 100% premium over the closing price of the Company's common stock of $78.39 per share on February 23, 2023, subject to antidilution adjustments. The warrants expire on June 1, 2029. The maximum number of shares of common stock issuable in connection with the warrants is approximately 28.9 million. The Company received $242.5 million in cash for the sale of warrants, which was recorded to stockholders’ equity.

The Company recorded $92.3 million deferred tax asset related to the tax treatment of entering into the 0.50% Notes and the convertible note hedge.

Loss on debt prepayment

As mentioned above, with a portion of the proceeds of 0.50% Convertible Senior Notes due 2029, the Company repaid the remaining principal balance of $1.1 billion associated with its Term Loan "B" Facility. As a result of the prepayment, $13.3 million of unamortized debt discount and issuance costs were expensed and recorded as loss on debt prepayment.

Repayments under the Revolving Credit Facility

During the quarter ended March 31, 2023, the Company repaid $125.0 million of the outstanding balance under the Revolving Credit Facility. As of March 31, 2023, the Company had approximately $1.6 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

1.625% Notes due 2023

Pursuant to the indenture governing the 1.625% Notes, as of March 31, 2023, the $134.4 million remaining outstanding principal amount of the 1.625% Notes, net of unamortized issuance costs, continued to be classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2023 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2023, and only during such calendar quarter.

0% Notes due 2027

Pursuant to the indenture governing the 0% Notes, as of March 31, 2023, the $791.9 million outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 31, 2023 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2023, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended
	March 31, 2023	April 1, 2022
Net income for basic earnings per share of common stock	$461.7	$530.2
Add: Interest on 1.625% Notes	0.4	0.5
Net income for diluted earnings per share of common stock	$462.1	$530.7

Basic weighted-average shares of common stock outstanding	431.9	433.3
Dilutive effect of share-based awards	1.4	2.4
Dilutive effect of convertible notes and warrants	15.2	13.2
Diluted weighted-average shares of common stock outstanding	448.5	448.9

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.07	$1.22
Diluted	$1.03	$1.18

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 0.2 million and 0.2 million for the quarters ended March 31, 2023 and April 1, 2022, respectively.

The dilutive impacts related to the 0.50% Notes, 0% Notes and 1.625% Notes have been calculated using the if-converted method. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value, while the 1.625% Notes are repayable in cash, shares of common stock, or any combination of cash and shares of common stock at the election of the Company for their entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes, 0% Notes, and 1.625% Notes when the stock price is above $103.87, $52.97 and $20.72 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes, 0% Notes and 1.625% Notes with exercise prices of $156.78, $74.34 and $30.70, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Equity

Share Repurchase Program

Under the Company's share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025.

The Company repurchased approximately 1.3 million shares of common stock for an aggregate purchase price of $104.0 million during the quarter ended March 31, 2023. As of March 31, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.9 billion.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended March 31, 2023 and April 1, 2022 were $47.6 million and $58.8 million, respectively, for which the Company withheld approximately 0.6 million and 1.0 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from our Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2022, the non-controlling interest, which represents 20% of the Leshan balance, amounted to $18.5 million. This amount increased to $19.0 million as of March 31, 2023, after including the $0.5 million share of earnings for the quarter ending March 31, 2023.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	March 31, 2023	April 1, 2022
Cost of revenue	$3.7	$2.6
Research and development	4.5	4.4
Selling and marketing	4.1	3.8
General and administrative	15.4	11.7
Share-based compensation expense	$27.7	$22.5
Income tax benefit	(5.8)	(4.7)
Share-based compensation expense, net of taxes	$21.9	$17.8

As of March 31, 2023, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $149.4 million, which is expected to be recognized over a weighted-average period of 1.7 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for the quarter ended March 31, 2023 and 6% for the quarter ended April 1, 2022.

Shares Available

As of March 31, 2023 and December 31, 2022, there was an aggregate of 38.3 million and 40.1 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. A summary of the RSU transactions for the quarter ended March 31, 2023 is as follows (in millions, except per share data):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2022	3.8	$46.56
Granted	0.9	77.85
Achieved	0.3	54.16
Released	(1.7)	42.12
Forfeited	(0.1)	48.33
Non-vested RSUs at March 31, 2023	3.2	58.00

Note 9: Commitments and Contingencies

Environmental Contingencies

The Company has encountered and dealt with a number of environmental issues over time relating to the various locations that comprise its operations, and has incurred certain costs related to clean-up activities and environmental remediation efforts. In certain instances, the Company has been indemnified for such costs, often times from third parties who were the prior owners of such facilities. Any costs to the Company in connection with such environmental matters have generally not been, and, based on the information available, are not expected to be material.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of March 31, 2023, the Company's Revolving Credit Facility included $15.0 million available for the issuance of letters of credit. There were $0.9 million in letters of credit outstanding under the Revolving Credit Facility as of March 31, 2023, which reduced the Company's borrowing capacity. As of March 31, 2023, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $16.5 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of March 31, 2023. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

During the year ended December 31, 2022, the Company began investing portions of its excess cash in different marketable securities, which are classified as available-for-sale.

The Company uses the following fair value tier level hierarchy to determine fair values of its financial instruments:
• Level 1: based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets
• Level 2: based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
• Level 3: based on the use of unobservable inputs for the assets and liabilities and other types of analyses.

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

The following table summarizes the Company's financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of March 31, 2023					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$371.4	$—	$—	$371.4	$371.4	$—	$—
Money market funds	28.4	—	—	28.4	28.4	—	—

Other current assets:
Corporate bonds	$15.2	$—	$—	$15.2	$—	$15.2	$—
Certificate of deposit	2.7	—	—	2.7	—	2.7	—
Commercial paper	2.2	—	—	2.2	0.2	2.0	—
US Treasury bonds	1.7	—	—	1.7	—	1.7	—

Other assets:
Corporate bonds	$0.5	$—	$—	$0.5	$—	$0.5	$—

The investments included in other assets have maturity dates ranging between one and five years.

As of December 31, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$233.1	$—	$—	$233.1	$233.1	$—	$—
Money market funds	17.0	—	—	17.0	17.0	—	—

Other current assets:
Corporate bonds	$23.8	$—	$—	$23.8	$—	$23.8	$—
Certificate of deposit	3.1	—	—	3.1	—	3.1	—
Commercial paper	3.2	—	—	3.2	1.2	2.0	—
US Treasury bonds	2.1	—	—	2.1	—	2.1	—

Other assets:
Corporate bonds	$0.8	$—	$—	$0.8	$—	$0.8	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.
Fair Value of Long-Term Debt, including Current Portion

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The carrying amounts and fair values of the Company’s long-term borrowings were as follows (in millions):

	As of
	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$791.9	$1,306.2	$791.1	$1,057.8
0.50% Notes	1,469.3	1,572.8	—	—
1.625% Notes	134.4	517.6	137.0	417.8
3.875% Notes	693.6	641.1	693.3	618.3
Other long-term debt	375.0	377.0	1,572.1	1,549.2

(1)    Carrying amounts shown are net of debt discount, if applicable, and debt issuance costs.

The fair values of the 3.875% Notes, 1.625% Notes, 0.50% Notes and 0% Notes were estimated based on market prices in active markets (Level 1). The fair value of the Term Loan "B" Facility was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 11: Financial Instruments

Foreign Currencies

As a multinational business, the Company engages in transactions that are denominated in a variety of currencies. When appropriate, the Company uses forward foreign currency contracts to reduce its overall exposure to the effects of currency fluctuations on its results of operations and cash flows. The Company’s policy prohibits trading in currencies for which there are no underlying exposures and entering into trades for any currency to intentionally increase the underlying exposure. The Company primarily hedges existing assets and liabilities associated with transactions currently on its balance sheet, which are undesignated hedges for accounting purposes. The Company is exposed to credit-related losses if counterparties to hedge contracts fail to perform their obligations. As of March 31, 2023, the counterparties to the Company’s hedge contracts were held at financial institutions that the Company believes to be highly-rated, and no credit-related losses are anticipated.

As of March 31, 2023 and December 31, 2022, the Company had net outstanding foreign exchange contracts with notional amounts of $279.2 million and $272.0 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	March 31, 2023		December 31, 2022
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	69.5	69.5	27.0	27.0
Philippine Peso	49.4	49.4	63.9	63.9
Czech Koruna	40.4	40.4	41.7	41.7
Euro	39.5	39.5	26.0	26.0
Korean Won	20.0	20.0	35.7	35.7
Other Currencies - Buy	46.5	46.5	66.5	66.5
Other Currencies - Sell	(13.9)	13.9	(11.2)	11.2
	$251.4	$279.2	$249.6	$272.0

Amounts receivable or payable under the contracts were not material as of March 31, 2023 or December 31, 2022. During the quarters ended March 31, 2023 and April 1, 2022, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $1.9 million and a gain of $1.9 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

All derivatives are recognized on the Company’s Consolidated Balance Sheets at their fair value and classified based on the applicable instrument's maturity date.

Interest Rate Risk

The Company uses interest rate swap contracts to mitigate its exposure to variable interest rate fluctuations.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of March 31, 2023, the Company did not have any outstanding derivatives related to cash flow hedges as the Company terminated its interest rate swap agreements with a notional value of $500 million for fiscal years 2023 and 2024, respectively and received cash proceeds of $27.7 million (net of termination fees). The Company recognized $6.9 million of other income related to the termination of these agreements. As of March 31, 2023, approximately $20.7 million was recorded in Accumulated Other Comprehensive Income and will be amortized to income over a period of twenty-one months, which represents the remaining original period of the swap agreements. If the Company prepays the Revolving Credit Facility balance, the Company will release the corresponding amounts from Accumulated Other Comprehensive Income concurrently.

As of December 31, 2022, the Company had interest rate swap agreements for notional amounts of $750 million, $500 million and $500 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of these swaps totaled $36.0 million as of December 31, 2022. The Company did not identify any ineffectiveness with respect to the notional amounts of the interest rate swap contracts effective as of December 31, 2022. These derivatives are recognized on the balance sheet at their fair value and classified based on each instrument’s maturity dates.

See Note 13: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 31, 2023.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes. See Note 6: ''Long-Term Debt'' for additional information.

Other

As of March 31, 2023, the Company had no outstanding commodity derivatives, currency swaps, options, or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of March 31, 2023, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense on the Company's Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $4.3 million and $2.7 million of net interest and penalties accrued as of March 31, 2023 and December 31, 2022, respectively. It is reasonably possible that $68.2 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2022	$(50.4)	$27.2	$(23.2)
Other comprehensive income (loss) prior to reclassifications	0.3	5.2	5.5
Amounts reclassified from accumulated other comprehensive loss	—	(11.9)	(11.9)
Net current period other comprehensive income (loss)	0.3	(6.7)	(6.4)
Balance as of March 31, 2023	$(50.1)	$20.5	$(29.6)

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended
	March 31, 2023	April 1, 2022	To caption
Interest rate swaps	$(5.0)	$0.7	Interest expense
Interest rate swaps terminations	(6.9)	—	Other Income
Total reclassifications	$(11.9)	$0.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2023, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2022 Form 10-K.

Executive Overview

onsemi Overview

We provide industry-leading intelligent power and sensing solutions to help our customers solve challenging problems and create cutting-edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent power solutions for automotive allows customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible. We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation.

Through sensing integration, we believe our intelligent power solutions achieve superior efficiencies compared to our peers. This integration allows lower temperature operation, and reduced cooling requirements, while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, achieving higher range for a given battery capacity.

We serve a broad base of end-user markets, with a primary focus towards automotive and industrial and including communications, computing and consumer.

As of March 31, 2023, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

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

2023 Business Realignment

In order to streamline our operations and achieve organizational efficiencies, we realigned our operating models in ASG and the Corporate Information Technology ("IT") organization during the first quarter of 2023. Under this business realignment, approximately 400 employees were notified of their employment termination, and we incurred severance and related charges of approximately $41.4 million. We continue to evaluate employee positions and locations for potential efficiencies and may incur additional severance and related charges in the future. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

0.50% Convertible Senior Notes due 2029

During the first quarter of 2023, we completed the offering of $1.5 billion aggregate principal amount of our 0.50% Notes and utilized the net proceeds along with cash generated from operations to which were used (i) to repay $1,086.0 million of the existing outstanding indebtedness under the Company’s Term Loan “B” Facility and the related transaction fees and expenses, (ii) to pay approximately $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and (iii) for general corporate purposes.

Repayments under the Revolving Credit Facility

During the quarter ended March 31, 2023, we repaid $125.0 million of the outstanding balance under the Revolving Credit Facility.

For additional information, see Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended March 31, 2023 compared to the Quarter Ended April 1, 2022

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	March 31, 2023	April 1, 2022	Dollar Change
Revenue	$1,959.7	$1,945.0	$14.7
Cost of revenue	1,042.2	983.7	58.5
Gross profit	917.5	961.3	(43.8)
Operating expenses:
Research and development	138.4	156.8	(18.4)
Selling and marketing	71.8	71.1	0.7
General and administrative	75.9	77.9	(2.0)
Amortization of acquisition-related intangible assets	15.0	21.3	(6.3)
Restructuring, asset impairments and other charges, net	51.5	(13.0)	64.5
Total operating expenses	352.6	314.1	38.5
Operating income	564.9	647.2	(82.3)
Other income (expense), net:
Interest expense	(26.4)	(21.6)	(4.8)
Interest income	17.1	0.4	16.7
Loss on debt prepayment	(13.3)	—	(13.3)
Loss on divestiture of business	(1.1)	—	(1.1)
Other income	4.7	2.1	2.6
Other income (expense), net	(19.0)	(19.1)	0.1
Income before income taxes	545.9	628.1	(82.2)
Income tax provision	(83.7)	(97.1)	13.4
Net income	462.2	531.0	(68.8)
Less: Net income attributable to non-controlling interest	(0.5)	(0.8)	0.3
Net income attributable to ON Semiconductor Corporation	$461.7	$530.2	$(68.5)

Revenue

Revenue was $1,959.7 million and $1,945.0 million for the quarters ended March 31, 2023 and April 1, 2022, respectively, representing an increase of $14.7 million, or approximately 1%. We had one customer, a distributor, whose revenue accounted for approximately 10.1% and 12.4% of our total revenue for the quarters ended March 31, 2023 and April 1, 2022, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended March 31, 2023	As a % of Total Revenue (1)	Quarter Ended April 1, 2022	As a % of Total Revenue (1)
PSG	$1,012.8	51.7%	$986.7	50.7%
ASG	592.8	30.2%	689.3	35.4%
ISG	354.1	18.1%	269.0	13.8%
Total revenue	$1,959.7		$1,945.0

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $26.1 million, or approximately 3%, for the quarter ended March 31, 2023 compared to the quarter ended April 1, 2022. The revenue from our Advanced Power Division increased by $96.6 million, which was partially offset by a decrease of $70.5 million in our Integrated Circuits, Protection and Signal Division. The increases were primarily driven by our continued ramp in SiC and other high-power automotive solutions, compared to the quarter ended April 1, 2022. The decrease in revenue generated by our Integrated Circuits, Protection and Signal Division was driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG decreased by $96.5 million, or approximately 14%, for the quarter ended March 31, 2023 compared to the quarter ended April 1, 2022. The revenue from our Mobile, Computing and Cloud Division decreased by $109.5 million, which was partially offset by an increase of $18.0 million and $19.8 million, respectively, in our Automotive Division and Industrial Solutions Division driven by Foundry business through our new EFK location. The decrease in revenue generated by our Mobile, Computing and Cloud Division was influenced by our 2023 exit of our Quantenna business, planned end of life for targeted products as well as a general drop in end market demand for these products.

Revenue from ISG increased by $85.1 million, or approximately 32%, for the quarter ended March 31, 2023 compared to the quarter ended April 1, 2022, largely driven by an increase in revenue from our Automotive Sensing Division of $90.9 million. The increase was due to an increase in demand for these products and an increase in average selling prices, compared to the quarter ended April 1, 2022.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended March 31, 2023	As a % of Total Revenue (1)	Quarter Ended April 1, 2022	As a % of Total Revenue (1)
Singapore	$450.7	23.0%	$555.7	28.6%
Hong Kong	490.4	25.0%	529.6	27.2%
United Kingdom	413.3	21.1%	345.5	17.8%
United States	389.1	19.9%	311.7	16.0%
Other	216.2	11.0%	202.5	10.4%
Total revenue	$1,959.7		$1,945.0

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin (exclusive of amortization of acquisition-related intangible assets)

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended March 31, 2023	As a % of Segment Revenue (1)	Quarter Ended April 1, 2022	As a % of Segment Revenue (1)

PSG	$480.3	47.4%	$474.7	48.1%
ASG	260.1	43.9%	366.7	53.2%
ISG	177.1	50.0%	119.9	44.6%
Total gross profit	$917.5	46.8%	$961.3	49.4%

(1)Certain amounts may not total due to rounding of individual amounts.

During the quarter ended March 31, 2023 our gross profit was $917.5 million and our gross margin was 46.8%, representing a decline of approximately $43.8 million and a 4.6% decrease compared to a gross profit of $961.3 million and a gross margin of 49.4% reported for the quarter ended April 1, 2022.

The decline in both gross profit and gross margin was primarily driven by start-up and ramp-up costs associated with the ramp up of our EFK facility and new products.

Operating Expenses

Research and development expenses were $138.4 million for the quarter ended March 31, 2023, as compared to $156.8 million for the quarter ended April 1, 2022, representing a decrease of $18.4 million, or approximately 12%. The decrease was primarily due to a reduction in payroll, variable compensation and other expenses as a result of the restructuring programs implemented during the period.

Selling and marketing expenses were $71.8 million for the quarter ended March 31, 2023, as compared to $71.1 million for the quarter ended April 1, 2022, representing an increase of $0.7 million, or approximately 1%.

General and administrative expenses were $75.9 million for the quarter ended March 31, 2023, as compared to $77.9 million for the quarter ended April 1, 2022, representing a decrease of $2.0 million, or approximately 3%. The decrease was primarily due to a reduction in variable compensation and other expenses as a result of the restructuring programs implemented during the period.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $15.0 million for the quarter ended March 31, 2023, as compared to $21.3 million for the quarter ended April 1, 2022, representing a decrease of $6.3 million, or approximately 30%. The decrease in expense was due to the impairment of certain intangible assets recorded due to the QCS shutdown during the third quarter of 2022 and a reduction in amortization expense as certain intangible technology-related assets became fully amortized in 2022.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $51.5 million for the quarter ended March 31, 2023, as compared to a credit of $13.0 million for the quarter ended April 1, 2022. Amounts incurred during the quarter ended March 31, 2023 primarily related to the business realignment that was announced in the first quarter of 2023. Amounts incurred for the quarter ended April 1, 2022 were partially offset by a gain from the sale of an office building in the first quarter of 2022. See Note 4: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $4.8 million to $26.4 million during the quarter ended March 31, 2023, as compared to $21.6 million during the quarter ended April 1, 2022. The increase was primarily due to an increase in our outstanding long-term debt balances and an increase in interest rates offset by effects of interest rate swap agreements. Our average gross long-term debt balance (including current maturities) for the quarter ended March 31, 2023 was $3,371.4 million at a weighted-average interest rate of 3.1%, as compared to $3,256.3 million at a weighted-average interest rate of 2.7% for the quarter ended April 1, 2022. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Loss on Debt Prepayment

We recorded loss on debt prepayment of $13.3 million during the quarter ended March 31, 2023. The loss is attributable to the unamortized debt discount and issuance costs written-off relating to the repayment of the Term Loan "B" Facility. See Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

During the quarter ended March 31, 2023, Other income (expense) resulted in an income of $4.7 million compared to an income of $2.1 million during the quarter ended April 1, 2022. The increase was primarily due to a gain resulting from the termination of interest rate swaps partially offset by transaction losses resulting from fluctuations in foreign currencies.

Income Tax Provision

We recorded an income tax provision of $83.7 million and $97.1 million for the quarters ended March 31, 2023 and April 1, 2022, respectively, representing effective tax rates of 15.3% and 15.5%.

For additional information, see Note 12: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as debt and/or equity issuances. In the near term, we expect to fund our cash requirements (including any amounts required to satisfy our current portion of long-term debt) utilizing any or a combination of these principal sources. Our balance of cash and cash equivalents was $2.7 billion as of March 31, 2023, and the Revolving Credit Facility has approximately $1.6 billion available for future borrowings.

We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) conduct research and development; (iv) incur capital expenditures; and (v) repurchase our common stock.

During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment and can materially influence our available cash for other initiatives. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

We believe that our cash on hand, cash generated from our operations and the Revolving Credit Facility are adequate to meet our working capital requirements and other business needs for at least the next 12 months.

Operating Activities

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $408.9 million and $478.6 million for the quarters ended March 31, 2023 and April 1, 2022, respectively. The decrease of $69.7 million was primarily attributable to a reduction in net income driven by lower end-market requirements for our products

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $562.0 million and $129.4 million for the quarters ended March 31, 2023 and April 1, 2022, respectively. The increase of $432.6 million was primarily attributable to capital expenditures and the remaining payment of $236.3 million related to the acquisition of the EFK facility. During the quarters ended March 31, 2023 and April 1, 2022, we paid $321.5 million and $173.8 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue in the first quarter of 2023 increased to approximately 16%, primarily as a result of the SiC expansion and our facility expansion investments. As a result of these investments, for 2023, we expect capital expenditures to be approximately 18% to 20% of revenue.

Financing Activities

Our cash flows used in financing activities were $63.4 million and $57.3 million for the quarters ended March 31, 2023 and April 1, 2022, respectively. The increase of $6.1 million was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity. Cash used in financing activities includes repayments of outstanding indebtedness under the Company’s Term Loan “B” Facility of $1.1 billion and $125.0 million under the Revolving Credit Facility. The Company also paid approximately $414 million for convertible note hedges and approximately $104.0 million for the repurchase of common stock, offset by $1.5 billion of proceeds from the private unregistered offering of our 0.50% Notes and $242.5 million of proceeds from the issuance of warrants.

See Note 6: ''Long-Term Debt'' and Note 7: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Key Factors Potentially Affecting Liquidity:

We believe that the key factors that could adversely affect our internal and external sources of cash include, among other considerations:

•Changes in demand for our products, competitive pricing pressures, supply chain constraints, effective management of our manufacturing capacity, our ability to achieve further reductions in operating expenses, our ability to make progress on the achievement of our business strategy and sustainability goals, the impact of our restructuring programs on our production and cost efficiency, and our ability to make the research and development expenditures required to remain competitive in our business; and
•The debt and equity capital markets could impact our ability to obtain needed financing on acceptable terms or to respond to business opportunities and developments as they arise, including interest rate fluctuations, macroeconomic conditions, sudden reductions in the general availability of lending from banks or the related increase in cost to obtain bank financing and our ability to maintain compliance with covenants under our debt agreements in effect from time to time.

Debt Guarantees and Related Covenants

As of March 31, 2023, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes, and with covenants relating to our Term Loan "B" Facility and Revolving Credit Facility. The 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 6, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in the 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2022 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2022 Form 10-K.

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

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2022 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein and in our 2022 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended March 31, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2023 - January 27, 2023	—	—	—	3,000.0
January 28, 2023 - February 24, 2023	123,481	76.76	48,479	2,996.0
February 25, 2023 - March 31, 2023	1,293,768	78.46	1,275,672	2,896.0
Total	1,417,249	78.31	1,324,151

(1)    These time periods represent our fiscal month start and end dates for the first quarter of 2023.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

In February 2023, the Board of Directors approved a new share repurchase program (the “Share Repurchase Program”), which allows for the repurchase of our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, has an aggregate limit of $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors. The share repurchase program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

There were 1.3 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended March 31, 2023. As of March 31, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.9 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

4.1
Indenture, dated as of February 28, 2023, among the Company, the guarantors party thereto and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 1, 2023)

4.2	Form of Global 0.50% Convertible Senior Note due 2029 (included in Exhibit 4.1)

10.1	Form of Confirmation for Convertible Note Hedges (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated March 2, 2023)

10.2	Form of Confirmation for Warrants (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A dated March 2, 2023)

10.3	Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2023 form agreement)(1)(2)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002(1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3).

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Management contract or compensatory plan, contract or arrangement.
(3)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May [XX], 2023	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)