Form 10-Q
period 2023-06-30
ON SEMICONDUCTOR CORP
filed 2023-07-31
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on July 26, 2023:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	431,528,954

ON SEMICONDUCTOR CORPORATION FORM 10-Q

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms.)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
New Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility due 2028
EFK	East Fishkill, New York fabrication facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
GTAT	GT Advanced Technologies Inc.
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
Existing Credit Agreement	Credit agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolver due 2024 and the Term Loan “B” Facility
Revolver due 2024	A $1.97 billion revolving credit facility created pursuant to the Existing Credit Agreement
QCS	Division within ASG, primarily associated with the legacy Quantenna division
Revolving Credit Facility	A $1.5 billion senior revolving credit facility created pursuant to the New Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC
SiC	Silicon carbide
Securities Act	Securities Act of 1933, as amended
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Existing Credit Agreement
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,622.2	$2,919.0
Receivables, net	944.4	842.3
Inventories	1,964.4	1,616.8
Other current assets	399.2	351.3
Total current assets	5,930.2	5,729.4
Property, plant and equipment, net	3,991.4	3,450.7
Goodwill	1,577.6	1,577.6
Intangible assets, net	326.3	359.7
Deferred tax assets	502.4	376.7
ROU financing lease assets	44.6	45.8
Other assets	390.2	438.6
Total assets	$12,762.7	$11,978.5
Liabilities and Stockholders’ Equity
Accounts payable	$907.5	$852.1
Accrued expenses and other current liabilities	654.1	1,047.3
Current portion of financing lease liabilities	7.0	14.2
Current portion of long-term debt	912.1	147.8
Total current liabilities	2,480.7	2,061.4
Long-term debt	2,539.6	3,045.7
Deferred tax liabilities	37.7	34.1
Long-term financing lease liabilities	24.1	23.0
Other long-term liabilities	677.0	607.3
Total liabilities	5,759.1	5,771.5
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 611,286,417 and 608,367,713 issued, 431,520,606 and 431,936,415 outstanding, respectively)	6.1	6.1
Additional paid-in capital	4,714.6	4,670.9
Accumulated other comprehensive loss	(37.4)	(23.2)
Accumulated earnings	5,402.7	4,364.4
Less: Treasury stock, at cost: 179,765,811 and 176,431,298 shares, respectively	(3,101.9)	(2,829.7)
Total ON Semiconductor Corporation stockholders’ equity	6,984.1	6,188.5
Non-controlling interest	19.5	18.5
Total stockholders’ equity	7,003.6	6,207.0
Total liabilities and stockholders’ equity	$12,762.7	$11,978.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Revenue	$2,094.4	$2,085.0	$4,054.1	$4,030.0
Cost of revenue	1,101.0	1,047.9	2,143.2	2,031.6
Gross profit	993.4	1,037.1	1,910.9	1,998.4
Operating expenses:
Research and development	145.3	161.6	283.7	318.4
Selling and marketing	71.6	73.1	143.4	144.2
General and administrative	87.2	83.2	163.1	161.1
Amortization of acquisition-related intangible assets	12.0	21.9	27.0	43.2
Restructuring, asset impairments and other charges, net	2.6	(1.7)	54.1	(14.7)
Goodwill and intangible asset impairment charges	—	115.0	—	115.0
Total operating expenses	318.7	453.1	671.3	767.2
Operating income	674.7	584.0	1,239.6	1,231.2
Other income (expense), net:
Interest expense	(16.4)	(22.1)	(42.8)	(43.7)
Interest income	24.0	1.1	41.1	1.5
Loss on debt prepayment	—	(7.3)	(13.3)	(7.3)
Gain (loss) on divestiture of business	0.5	1.9	(0.6)	1.9
Other income (expense)	(1.3)	6.4	3.4	8.5
Other income (expense), net	6.8	(20.0)	(12.2)	(39.1)
Income before income taxes	681.5	564.0	1,227.4	1,192.1
Income tax provision	(104.4)	(107.4)	(188.1)	(204.5)
Net income	577.1	456.6	1,039.3	987.6
Less: Net income attributable to non-controlling interest	(0.5)	(0.8)	(1.0)	(1.6)
Net income attributable to ON Semiconductor Corporation	$576.6	$455.8	$1,038.3	$986.0

Net income for diluted earnings per share of common stock (Note 7)	$577.0	$456.3	$1,039.1	$987.0
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.34	$1.05	$2.40	$2.27
Diluted	$1.29	$1.02	$2.32	$2.20
Weighted-average shares of common stock outstanding:
Basic	431.7	434.2	431.8	433.8
Diluted	448.7	447.0	448.6	448.1

Comprehensive income (loss), net of tax:
Net income	$577.1	$456.6	$1,039.3	$987.6
Foreign currency translation adjustments	(3.0)	(4.2)	(2.7)	(6.6)
Effects of cash flow hedges and other adjustments	(4.8)	1.3	(11.5)	17.9
Other comprehensive income (loss), net of tax	(7.8)	(2.9)	(14.2)	11.3
Comprehensive income	569.3	453.7	1,025.1	998.9
Comprehensive income attributable to non-controlling interest	(0.5)	(0.8)	(1.0)	(1.6)
Comprehensive income attributable to ON Semiconductor Corporation	$568.8	$452.9	$1,024.1	$997.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at March 31, 2023	610,278,043	$6.1	$4,633.6	$(29.6)	$4,826.1	(178,426,953)	$(2,988.2)	$19.0	$6,467.0
Shares issued pursuant to the ESPP	83,858	—	5.9	—	—	—	—	—	5.9
RSUs released and stock grant awards issued	396,303	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	528,213	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	43.5	—	—	(528,205)	(43.5)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(116,917)	(9.8)	—	(9.8)
Share-based compensation	—	—	31.6	—	—	—	—	—	31.6
Repurchase of common stock	—	—	—	—	—	(693,736)	(60.4)	—	(60.4)
Comprehensive income (loss)	—	—	—	(7.8)	576.6	—	—	0.5	569.3
Balance at June 30, 2023	611,286,417	$6.1	$4,714.6	$(37.4)	$5,402.7	(179,765,811)	$(3,101.9)	$19.5	$7,003.6

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	220,714	—	13.2	—	—	—	—	—	13.2
RSUs released and stock grant awards issued	2,076,679	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Partial settlement - 1.625% Notes	621,311	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	50.4	—	—	(621,303)	(50.4)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(695,323)	(57.4)	—	(57.4)
Share-based compensation	—	—	59.3	—	—	—	—	—	59.3
Repurchase of common stock	—	—	—	—	—	(2,017,887)	(164.4)	—	(164.4)
Comprehensive income (loss)	—	—	—	(14.2)	1,038.3	—	—	1.0	1,025.1
Balance at June 30, 2023	611,286,417	$6.1	$4,714.6	$(37.4)	$5,402.7	(179,765,811)	$(3,101.9)	$19.5	$7,003.6

Balance at April 1, 2022	606,021,655	$6.1	$4,533.3	$(26.4)	$2,992.4	(171,526,902)	$(2,507.2)	$19.8	$5,018.0
Shares issued pursuant to the ESPP	127,830	—	5.5	—	—	—	—	—	5.5
RSUs released and stock grant awards issued	277,961	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	238	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(232)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(77,690)	(4.5)	—	(4.5)
Share-based compensation	—	—	27.1	—	—	—	—	—	27.1
Repurchase of common stock	—	—	—	—	—	(1,500,000)	(89.7)	—	(89.7)
Comprehensive income (loss)	—	—	—	(2.9)	455.8	—	—	0.8	453.7
Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	254,218	—	12.2	—	—	—	—	—	12.2
RSUs released and stock grant awards issued	3,129,149	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	238	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(232)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,033,331)	(63.3)	—	(63.3)
Share-based compensation	—	—	49.6	—	—	—	—	—	49.6
Repurchase of common stock	—	—	—	—	—	(1,500,000)	(89.7)	—	(89.7)
Comprehensive income	—	—	—	11.3	986.0	—	—	1.6	998.9
Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30, 2023	July 1, 2022
Cash flows from operating activities:
Net income	$1,039.3	$987.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	293.8	279.0
Loss (gain) on sale or disposal of fixed assets	4.8	(16.6)
Loss (gain) on divestiture of business	0.6	(1.9)
Loss on debt prepayment	13.3	7.3
Amortization of debt discount and issuance costs	5.8	6.0
Share-based compensation	59.3	49.6
Non-cash asset impairment charges	12.7	6.7
Goodwill and intangible asset impairment charges	—	115.0
Change in deferred tax balances	(29.6)	6.7
Other	(9.3)	1.3
Changes in assets and liabilities (exclusive of divestitures):
Receivables	(106.0)	(344.4)
Inventories	(347.8)	(184.5)
Other assets	(29.6)	(51.5)
Accounts payable	(25.6)	58.1
Accrued expenses and other current liabilities	(175.3)	9.2
Other long-term liabilities	93.3	(28.2)
Net cash provided by operating activities	$799.7	$899.4
Cash flows from investing activities:
Purchase of property, plant and equipment	$(752.1)	$(391.9)
Proceeds from sale of property, plant and equipment	2.6	38.2
Deposits utilized (made) for purchase of property, plant and equipment	19.5	(31.4)
Divestiture of business, net of cash transferred	—	90.5
Purchase of available-for-sale securities	—	(16.3)
Proceeds from sale or maturity of available-for-sale securities	20.8	13.8
Payments related to acquisition of business	(236.3)	(2.4)
Net cash used in investing activities	$(945.5)	$(299.5)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$13.2	$12.5
Payment of tax withholding for RSUs	(56.5)	(63.3)
Repurchase of common stock	(164.1)	(89.7)
Issuance and borrowings under debt agreements	1,845.0	500.0
Reimbursement of debt issuance and other financing costs	4.5	—
Payment of debt issuance and other financing costs	(11.3)	—
Repayment of borrowings under debt agreements	(1,603.7)	(506.8)
Payment for purchase of bond hedges	(414.0)	—
Proceeds from issuance of warrants	242.5	—
Payment of financing lease obligations	(8.6)	(10.9)
Dividend to non-controlling shareholder	—	(2.2)
Net cash used in financing activities	$(153.0)	$(160.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	(299.8)	436.9
Cash, cash equivalents and restricted cash, beginning of period (Note 5)	2,933.0	1,377.7
Cash, cash equivalents and restricted cash, end of period (Note 5)	$2,633.2	$1,814.6

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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended June 30, 2023 and July 1, 2022 contained 91 days each. The six months ended June 30, 2023 and July 1, 2022 contained 181 days and 182 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and six months ended June 30, 2023 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2022 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 6, 2023 (the "2022 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculating future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; and (iv) cash flow projections for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows in assumptions used in business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

A significant portion of the Company’s revenue orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of one year or less. Certain customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs").

The estimated remaining performance obligations as of June 30, 2023 are approximately $20.0 billion (excluding the remaining performance obligations for contracts having an original duration of one year or less). This amount is subject to contractual increases based on negotiated contract prices and volumes, defined product mix flexibility, and the timing of new part introductions, among other contractual provisions. The Company expects to recognize approximately 32% of the remaining purchase obligation as revenue during the next 12 months upon shipment of products under these contracts. Total revenue estimates could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. For the quarters and six months ending June 30, 2023, and July 1, 2022, the Company recognized revenue of $16.8 million and $4.6 million, and $31.6 million and $9.1 million, respectively, representing the corresponding portions of performance obligations fulfilled.

As of June 30, 2023, and December 31, 2022, the remaining capacity payments were $317.9 million and $190.4 million, respectively, of which $88.8 million and $60.5 million were recorded as other current liabilities, with the remainder recorded as other long-term liabilities.

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. These segments represent management's view of the business, and gross profit is used to evaluate its performance, the progress of major initiatives and the allocation of resources. During the quarter ended June 30, 2023, management reorganized and consolidated the existing divisions within ASG from the divisions of Automotive (AUT), Mobile, Computing and Cloud (MCC), and Industrial Solutions (ISD) to the divisions of Power Management (PMD) and Sensor Interface (SID). Management performed a goodwill impairment analysis on AUT, MCC and ISD (which are the reporting units) prior to the reorganization and no impairments were identified. Goodwill assigned to AUT, MCC and ISD was reallocated to PMD and SID based on the relative fair value of the businesses transferred. There were no changes to the presentation of operating and reportable segments due to this reorganization.

Revenue and gross profit for the operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended June 30, 2023:
Revenue from external customers	$1,119.8	$649.5	$325.1	$2,094.4
Gross profit	$536.7	$301.5	$155.2	$993.4
For the quarter ended July 1, 2022:
Revenue from external customers	$1,057.0	$716.7	$311.3	$2,085.0
Gross profit	$511.2	$380.3	$145.6	$1,037.1
For the six months ended June 30, 2023:
Revenue from external customers	$2,132.6	$1,242.3	$679.2	$4,054.1
Gross profit	$1,017.0	$561.6	$332.3	$1,910.9
For the six months ended July 1, 2022:
Revenue from external customers	$2,043.7	$1,406.0	$580.3	$4,030.0
Gross profit	$985.9	$747.0	$265.5	$1,998.4

The Company had one customer, a distributor, whose revenue accounted for approximately 10.9% and 12% of the total revenue for the quarters ended June 30, 2023 and July 1, 2022, respectively, and 10.1% and 12% of the total revenue for the six months ended June 30, 2023 and July 1, 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Quarter Ended June 30, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$325.6	$144.6	$60.0	$530.2
Singapore	331.2	138.4	49.7	519.3
United Kingdom	227.0	130.7	91.7	449.4
United States	159.7	144.8	76.4	380.9
Other	76.3	91.0	47.3	214.6
Total	$1,119.8	$649.5	$325.1	$2,094.4

Sales Channel
Distributors	$682.6	$292.4	$152.7	$1,127.7
Direct customers	437.2	357.1	172.4	966.7
Total	$1,119.8	$649.5	$325.1	$2,094.4

	Six Months Ended June 30, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$612.5	$284.3	$123.8	$1,020.6
Singapore	607.6	254.5	107.9	970.0
United Kingdom	431.1	258.8	172.8	862.7
United States	326.0	266.1	177.9	770.0
Other	155.4	178.6	96.8	430.8
Total	$2,132.6	$1,242.3	$679.2	$4,054.1

Sales Channel
Distributors	$1,311.9	$515.2	$339.8	$2,166.9
Direct customers	820.7	727.1	339.4	1,887.2
Total	$2,132.6	$1,242.3	$679.2	$4,054.1

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended July 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$326.5	$181.7	$76.2	$584.4
Singapore	292.3	221.0	42.4	555.7
United Kingdom	182.7	109.4	67.7	359.8
United States	180.1	107.0	74.1	361.2
Other	75.4	97.6	50.9	223.9
Total	$1,057.0	$716.7	$311.3	$2,085.0

Sales Channel
Distributors	$696.4	$372.8	$164.5	$1,233.7
Direct customers	360.6	343.9	146.8	851.3
Total	$1,057.0	$716.7	$311.3	$2,085.0

	Six Months Ended July 1, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$629.6	$355.6	$128.8	$1,114.0
Singapore	572.8	454.8	83.9	1,111.5
United Kingdom	369.5	216.0	119.7	705.2
United States	325.0	199.3	148.7	673.0
Other	146.8	180.3	99.2	426.3
Total	$2,043.7	$1,406.0	$580.3	$4,030.0

Sales Channel
Distributors	$1,330.3	$729.7	$315.0	$2,375.0
Direct customers	713.4	676.3	265.3	1,655.0
Total	$2,043.7	$1,406.0	$580.3	$4,030.0

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customers. It is, therefore, not meaningful to present operating profit by geographical location. The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The consolidated assets used in manufacturing are generally shared across and are not specifically ascribed to operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	June 30, 2023	December 31, 2022
United States	$1,380.0	$1,329.2
South Korea	1,133.1	871.0
Czech Republic	448.5	279.3
Philippines	273.5	296.8
China	239.9	215.3
Malaysia	199.2	190.2
Japan	125.7	133.2
Other	191.5	135.7
Total	$3,991.4	$3,450.7

Note 3: Acquisition and Divestitures

Acquisition:

During the quarter ended June 30, 2023, the Company finalized its determination relating to the fair value of assets acquired and liabilities assumed from the EFK acquisition, which was completed on December 31, 2022. The final allocation of the purchase price, which is materially consistent with the preliminary allocation disclosed in the 2022 Form 10-K, is as follows (in millions):

Purchase Price Allocation
Inventory	$3.3
Other current assets	4.4
Property, plant and equipment	396.5
Other non-current assets	11.4
Total assets acquired	415.6

Current liabilities	3.0
Other long-term liabilities	6.3
Total liabilities assumed	9.3
Net assets acquired/purchase price	$406.3

All other assumptions and disclosures are materially consistent with the amounts included in the 2022 Form 10-K. The Company paid the remaining acquisition consideration of $236.3 million on January 3, 2023, which is disclosed under investing activities in the Consolidated Statement of Cash Flows.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Restructuring, Asset Impairments and Other Charges, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments		Other Charges	Total
Quarter ended June 30, 2023
2023 Business Realignment	$3.1	$—		$—	$3.1
Other	—	—		(0.5)	(0.5)
Total	$3.1	$—		$(0.5)	$2.6

	Restructuring	Asset Impairments		Other Charges	Total
Six months ended June 30, 2023
2023 Business Realignment	$39.2	$2.5		$2.8	$44.5
QCS wind down	—	—		(2.4)	(2.4)
Other	—	10.2	(1)	1.8	12.0
Total	$39.2	$12.7		$2.2	$54.1

(1)Relates to property, plant and equipment and ROU asset impairment charges associated with site consolidation efforts in the U.S.

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2022	Charges	Usage	June 30, 2023
Employee separation charges	$4.4	$39.2	$(14.6)	$29.0
Total	$4.4	$39.2	$(14.6)	$29.0

2023 Business Realignment

During the first quarter of 2023, the Company announced the elimination of approximately 400 jobs in an effort to realign its operating models, drive organizational effectiveness and efficiencies, and increase collaboration primarily within its ASG operating segment and IT support organizations. As a result, ASG ceased its design and test operations in certain Asia and U.S.-based locations and initiated a plan to exit its Toulouse, France design center location. The announcement also included changes in the IT operating model by transferring selected IT functions to strategic service providers. During the second quarter of 2023, an additional 60 employees were notified of their employment termination for similar reasons.

In connection with these actions, severance costs, related benefit expenses and other ancillary charges of $39.2 million were recognized with an insignificant amount expected to be recorded during the remainder of 2023. The Company paid approximately $11.5 million of the aggregate expense for the 293 terminated employees and had $27.7 million accrued as of June 30, 2023. The remaining employees subject to this realignment are expected to be terminated and paid any applicable severance and related benefit payments over the next nine months.

The Company continues to evaluate employee positions and locations for potential operating improvements and efficiencies, and may incur additional severance and related charges in the future.

QCS wind down

As of June 30, 2023, $0.7 million of severance costs and other benefits originally accrued under the QCS wind down plan remained accrued and, based on the exit dates of the notified employees, is expected to be paid during the fourth quarter of 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

There was no change in the balance of goodwill from December 31, 2022 to June 30, 2023. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely-than-not reduce the fair value of a reporting unit below its carrying value. Management did not identify any triggering events during the quarter ended June 30, 2023 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Consolidated Balance Sheets are as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Inventories:
Raw materials	$336.9	$236.8
Work in process	1,177.9	951.0
Finished goods	449.6	429.0
	$1,964.4	$1,616.8

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 30, 2023, the net assets for the over-funded plans totaled $12.9 million. The total accrued pension liability for underfunded plans was $68.8 million, of which the current portion of $1.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2022, the net funded status for all the plans was a liability of $53.8 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Service cost	$1.2	$2.2	$2.4	$4.4
Interest cost	1.6	1.0	3.2	2.1
Expected return on plan assets	(1.2)	(1.1)	(2.4)	(2.3)
Total net periodic pension cost	$1.6	$2.1	$3.2	$4.2

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Operating lease	$12.0	$11.7	$24.3	$22.9
Variable lease	1.0	4.1	2.8	5.7
Short-term lease	0.7	0.8	1.2	1.2
Total lease expense	$13.7	$16.6	$28.3	$29.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The ROU assets and lease liabilities for operating leases recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	June 30, 2023	December 31, 2022
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$30.0	$35.2
Other long-term liabilities	233.1	246.5
Total	$263.1	$281.7
Operating ROU assets included in:
Other assets	$247.2	$262.1

As of June 30, 2023, the weighted-average remaining lease-terms were 11.1 years and 18.5 years, and the weighted-average discount rates were 4.8% and 6.0%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Six Months Ended
	June 30, 2023	July 1, 2022
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$392.5	$259.9
Operating ROU assets obtained in exchange of lease liabilities	8.1	88.1
Cash paid for:
Interest expense	$41.3	$35.6
Income taxes	227.6	202.8
Operating lease payments in operating cash flows	22.1	22.5

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	June 30, 2023	December 31, 2022	July 1, 2022	December 31, 2021
Consolidated Balance Sheets:
Cash and cash equivalents	$2,622.2	$2,919.0	$1,791.6	$1,352.6
Restricted cash (included in other current assets)	11.0	14.0	18.0	20.1
Restricted cash (included in other non-current assets)	—	—	5.0	5.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,633.2	$2,933.0	$1,814.6	$1,377.7

As of June 30, 2023, $5.8 million of the restricted cash balance relating to the acquisition of GTAT was held in escrow and will be released during the fourth quarter of 2023 upon satisfaction of certain outstanding items contained in the Agreement and Plan of Merger relating to such acquisition.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (in millions, with annualized interest rates):

	As of
	June 30, 2023	December 31, 2022
New Credit Agreement:
Revolving Credit Facility due 2028, interest payable monthly at 6.43%	$375.0	$—
Existing Credit Agreement:
Revolving Credit Facility due 2024, interest payable monthly at 5.67%	—	500.0
Term Loan "B" Facility due 2026, interest payable monthly at 6.42%	—	1,086.0
0.50% Notes due 2029 (1)	1,500.0	—
0% Notes due 2027	805.0	805.0
3.875% Notes due 2028 (2)	700.0	700.0
1.625% Notes due 2023 (3)	119.6	137.3
Gross long-term debt, including current maturities	$3,499.6	$3,228.3
Less: Debt discount (4)	(4.5)	(9.2)
Less: Debt issuance costs (5)	(43.4)	(25.6)
Net long-term debt, including current maturities	$3,451.7	$3,193.5
Less: Current maturities	(912.1)	(147.8)
Net long-term debt	$2,539.6	$3,045.7

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(4)Debt discount of $0.0 million and $4.2 million for the Term Loan "B" Facility and $4.5 million and $5.0 million for the 3.875% Notes, in each case as of June 30, 2023 and December 31, 2022, respectively.
(5)Debt issuance costs of $0.0 million and $9.7 million for the Term Loan "B" Facility, $29.4 million and $0.0 million for the 0.50% Notes, $12.4 million and $13.9 million for the 0% Notes, $1.5 million and $1.7 million for the 3.875% Notes and $0.1 million and $0.3 million for the 1.625% Notes, in each case as of June 30, 2023 and December 31, 2022, respectively.

Expected maturities of gross long-term debt (including current portion - see sections regarding 1.625% Notes and 0% Notes) as of June 30, 2023 were as follows (in millions):

Period	Expected Maturities
Remainder of 2023	$924.6
2024	—
2025	—
2026	—
2027	—
Thereafter	2,575.0
Total	$3,499.6

The Company was in compliance with its covenants under all debt agreements as of June 30, 2023, and expects to remain in compliance with all covenants over at least the next 12 months.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

New Credit Agreement

On June 22, 2023, the Company entered into the New Credit Agreement by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent (the “Agent”), and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”), consisting of the $1.5 billion Revolving Credit Facility due 2028, to be used for general corporate purposes including working capital, capital expenditures, and acquisitions, including $25.0 million available for the issuance of letters of credit and a foreign currency sub-limit of $75.0 million. The Company drew down $375.0 million under this facility and repaid the entire outstanding balance under the Revolver due 2024.

The maturity date for the borrowings under the New Credit Agreement is June 22, 2028. Interest is payable based on either Secured Overnight Financing Rate (“SOFR”) or base rate options, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. Lenders are owed certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are collateralized by, among other things, a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries. The affirmative and negative covenants are customary for credit agreements of this nature. The New Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of the associated obligations. The financial covenant relates to a maximum total net leverage ratio of 4.00 to 1.00 calculated using the consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments for the trailing four consecutive quarters.

Included in other assets as of June 30, 2023 was $6.8 million of debt issuance costs incurred for the Revolving Credit Facility which, along with the existing debt issuance costs, will be amortized through June 22, 2028. As of June 30, 2023, the Company had approximately $1,125.0 million available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

0.50% Convertible Senior Notes due 2029

On February 28, 2023, the Company completed a private unregistered offering of $1.5 billion aggregate principal amount of its 0.50% Convertible Senior Notes due 2029 (the "0.50% Notes") and received net proceeds of approximately $1,470 million after deducting the initial purchasers' discount. The Company used the net proceeds to repay $1,086.0 million of the existing outstanding indebtedness under the Term Loan “B” Facility, the related transaction fees and expenses, to pay approximately $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and for general corporate purposes. The 0.50% Notes were issued under an indenture (the "0.50% Indenture"), dated as of February 28, 2023, by and among the Company, the guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee, which provides, among other things, that the 0.50% Notes will mature on March 1, 2029, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after December 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 0.50% Notes may convert all or a portion of their 0.50% Notes at any time. The 0.50% Notes are senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Existing Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0.50% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0.50% Notes to be converted.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0.50% Indenture. The maximum number of shares of common stock issuable in connection with the conversion of the 0.50% Notes is approximately 19.1 million. In addition to the initial purchasers' discount of $30.0 million, the Company also incurred issuance costs of approximately $1.3 million, all of which was capitalized as debt issuance costs. The effective interest rate, including the impact of the debt discount and debt issuance costs is 0.85% over the contractual term of the 0.50% Notes.

In addition, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers or their affiliates and certain other financial institutions. The Company will exercise the note hedges simultaneously when the 0.50% Notes are settled. The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the 0.50% Notes and are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion of the 0.50% Notes. The Company paid approximately $414.0 million in cash for the convertible note hedges, which was recorded to stockholders’ equity.

The Company also entered into warrant transactions with certain other financial institutions, whereby the Company sold warrants to acquire 14.4 million shares of the Company's common stock, which is the same number of shares of the Company’s common stock covered by the convertible note hedges at an initial strike price of $156.78 per share, which represents a 100% premium over the closing price of the Company's common stock of $78.39 per share on February 23, 2023, subject to anti-dilution adjustments. The warrants expire on June 1, 2029. The maximum number of shares of common stock issuable in connection with the warrants is approximately 28.9 million. The Company received $242.5 million in cash for the sale of warrants, which was recorded to stockholders’ equity.

Deferred tax assets of $92.3 million were recorded to reflect the tax impact of the issuance of the 0.50% Notes and the convertible note hedge transactions.

Debt prepayments

During the first quarter of 2023, the Company used a portion of the proceeds of the 0.50% Notes to repay the remaining outstanding balance of $1,086.0 million under the Term Loan "B" Facility and expensed $13.3 million of unamortized debt discount and issuance costs as loss on debt prepayment. The Company also repaid $125.0 million of the outstanding balance under the Revolver due 2024 during the first quarter.

1.625% Notes due 2023

Pursuant to the indenture governing the 1.625% Notes, as of June 30, 2023, the $119.5 million remaining outstanding principal amount of the 1.625% Notes, net of unamortized issuance costs, continued to be classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2023 was greater than or equal to $26.94 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 1.625% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2023. The 1.625% Notes mature on October 15, 2023 with the holders having the option to convert after July 15, 2023.
0% Notes due 2027

Pursuant to the indenture governing the 0% Notes, as of June 30, 2023, the $792.6 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 30, 2023 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2023, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Net income for basic earnings per share of common stock	$576.6	$455.8	$1,038.3	$986.0
Add: Interest on 1.625% Notes	0.4	0.5	0.8	1.0
Net income for diluted earnings per share of common stock	$577.0	$456.3	$1,039.1	$987.0

Basic weighted-average shares of common stock outstanding	431.7	434.2	431.8	433.8
Dilutive effect of share-based awards	1.0	1.3	1.2	1.9
Dilutive effect of convertible notes and warrants	16.0	11.5	15.6	12.4
Diluted weighted-average shares of common stock outstanding	448.7	447.0	448.6	448.1

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.34	$1.05	$2.40	$2.27
Diluted	$1.29	$1.02	$2.32	$2.20

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 0.1 million and 0.9 million for the quarters ended June 30, 2023 and July 1, 2022, respectively, and 0.2 million and 0.6 million for the six months ended June 30, 2023 and July 1, 2022, respectively.

The dilutive impacts related to the 0.50% Notes, 0% Notes and 1.625% Notes have been calculated using the if-converted method for the quarters and six months ended June 30, 2023 and July 1, 2022. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. The 1.625% Notes are repayable in cash, shares of common stock, or any combination of cash and shares of common stock at the election of the Company for its entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes, 0% Notes, and 1.625% Notes when the stock price is above $103.87, $52.97 and $20.72 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes, 0% Notes and 1.625% Notes with exercise prices of $156.78, $74.34 and $30.70, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Equity

Share Repurchase Program

Under the share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. As of June 30, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.8 billion.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Activity under the Share Repurchase Program and the Company's prior share repurchase program (which expired on December 31, 2022), during the quarters and six months ended June 30, 2023 and July 1, 2022, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Number of repurchased shares (1)	0.7	1.5	2.0	1.5
Aggregate purchase price	$60.0	$89.6	$164.1	$89.6
Fees, commissions and excise tax	0.3	—	0.3	—
Total	$60.3	$89.6	$164.4	$89.6
Weighted-average purchase price per share (2)	$86.49	$59.76	$81.29	$59.76

(1) None of these shares had been reissued or retired as of June 30, 2023 but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and six months ended June 30, 2023 was $9.8 million and $57.4 million, respectively, for which the Company withheld approximately 0.1 million and 0.7 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the quarter and six months ended July 1, 2022 was $4.5 million and $63.3 million, respectively, for which the Company withheld approximately 0.1 million and 1.0 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2022, the non-controlling interest, which represents 20% of the Leshan balance, amounted to $18.5 million. This amount increased to $19.5 million as of June 30, 2023, after including the $1.0 million of earnings for the six months ending June 30, 2023.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022
Cost of revenue	$4.9	$3.1	$8.6	$5.7
Research and development	5.2	5.2	9.7	9.6
Selling and marketing	5.0	4.3	9.1	8.1
General and administrative	16.5	14.5	31.9	26.2
Share-based compensation expense	$31.6	$27.1	$59.3	$49.6
Income tax benefit	(6.6)	(5.7)	(12.5)	(10.4)
Share-based compensation expense, net of taxes	$25.0	$21.4	$46.8	$39.2

As of June 30, 2023, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $176.1 million, which is expected to be recognized over a weighted-average period of 1.8 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters and six months ended June 30, 2023 and July 1, 2022.

Shares Available

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of June 30, 2023 and December 31, 2022, there was an aggregate of 37.2 million and 40.1 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the six months ended June 30, 2023 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2022	3.8	$46.56
Granted	1.8	79.51
Achieved	0.3	54.16
Released	(2.1)	41.04
Forfeited	(0.2)	59.41
Non-vested RSUs at June 30, 2023	3.6	65.83

Note 9: Commitments and Contingencies

Environmental Contingencies

The Company has encountered and dealt with a number of environmental issues over time relating to the various locations that comprise its operations and has incurred certain costs related to clean-up activities and environmental remediation efforts. In certain instances, the Company has been indemnified for such costs, often from third parties who were the prior owners of such facilities. Any costs to the Company in connection with such environmental matters have generally not been, and, based on the information available, are not expected to be material.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $0.9 million was outstanding as of June 30, 2023, which reduced the borrowing capacity under such facility. As of June 30, 2023, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $16.0 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of June 30, 2023. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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
(unaudited)

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

Note 10: Fair Value Measurements

Fair Value of Financial Instruments

The Company invests portions of its excess cash in different marketable securities, which are classified as available-for-sale. The following tier level hierarchy is used to determine fair values of the financial instruments:
•Level 1: based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2: based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
•Level 3: based on the use of unobservable inputs for the assets and liabilities and other types of analyses.

The carrying value of cash and cash equivalents which includes money market funds, corporate bonds and commercial paper approximates fair value because of the short-term maturity of these instruments. Demand deposits and money market funds are classified as Level 1 within the fair value hierarchy, while corporate bonds and commercial paper are classified as Level 2. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable approximates fair value due to the short-term maturity of the amounts and are considered Level 2 in the fair value hierarchy.

The following table summarizes financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis (in millions):

As of June 30, 2023					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$3.1	$—	$—	$3.1	$3.1	$—	$—
Money market funds	38.9	—	—	38.9	38.9	—	—

Other current assets:
Corporate bonds	$11.2	$—	$—	$11.2	$—	$11.2	$—
Certificate of deposit	0.2	—	—	0.2	—	0.2	—
Commercial paper	0.2	—	—	0.2	0.2	—	—
U.S. Treasury bonds	0.9	—	—	0.9	—	0.9	—

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

All investments are included in other current assets and have maturity dates of one year or less.

As of December 31, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Demand and time deposits	$233.1	$—	$—	$233.1	$233.1	$—	$—
Money market funds	17.0	—	—	17.0	17.0	—	—

Other current assets:
Corporate bonds	$23.8	$—	$—	$23.8	$—	$23.8	$—
Certificate of deposit	3.1	—	—	3.1	—	3.1	—
Commercial paper	3.2	—	—	3.2	1.2	2.0	—
U.S. Treasury bonds	2.1	—	—	2.1	—	2.1	—

Other assets:
Corporate bonds	$0.8	$—	$—	$0.8	$—	$0.8	$—

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the long-term borrowings were as follows (in millions):

	As of
	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$792.6	$1,480.8	$791.1	$1,057.8
0.50% Notes	1,470.6	1,697.0	—	—
1.625% Notes	119.5	545.2	137.0	417.8
3.875% Notes	694.0	638.9	693.3	618.3
Other long-term debt	375.0	376.9	1,572.1	1,549.2

(1)    Carrying amounts shown are net of debt discount, if applicable, and debt issuance costs.

Fair values of the 0% Notes, 0.50% Notes, 1.625% Notes and 3.875% Notes were estimated based on market prices in active markets (Level 1). Other long-term debt, which includes the fair value of the Term Loan "B" Facility as of December 31, 2022, was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

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

As of June 30, 2023 and December 31, 2022, the Company had net outstanding foreign exchange contracts with notional amounts of $300.4 million and $272.0 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	June 30, 2023		December 31, 2022
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	59.0	59.0	27.0	27.0
Philippine Peso	48.7	48.7	63.9	63.9
Czech Koruna	45.0	45.0	41.7	41.7
Euro	51.9	51.9	26.0	26.0
Korean Won	31.2	31.2	35.7	35.7
Other Currencies - Buy	48.9	48.9	66.5	66.5
Other Currencies - Sell	(15.7)	15.7	(11.2)	11.2
	$269.0	$300.4	$249.6	$272.0

Amounts receivable or payable under the contracts were not material as of June 30, 2023 or December 31, 2022. During the quarters ended June 30, 2023 and July 1, 2022, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $0.7 million and a gain of $6.3 million, respectively. During the six months ended June 30, 2023 and July 1, 2022, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $2.7 million and a gain of $8.2 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

During the second quarter of 2023, the Company entered into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in certain currencies other than the U.S. Dollar. These contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes.

As of June 30, 2023, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $131.0 million, with a fair value of $2.9 million recorded as accrued expenses and other current liabilities. A loss of $0.8 million was recognized as a component of cost of revenues for the quarter and six months ended June 30, 2023. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of June 30, 2023.

Interest Rate Risk

During the first quarter of 2023, the Company terminated its interest rate swap agreements with a notional value of $500 million for fiscal years 2023 and 2024, respectively, and received cash proceeds of $27.7 million, net of termination fees,

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and recognized $6.9 million of other income related to the termination. Approximately $20.7 million was recorded in Accumulated Other Comprehensive Income, which will be recognized to other income through December 2024.

As of December 31, 2022, the Company had interest rate swap agreements for notional amounts of $750 million, $500 million and $500 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of these swaps totaled $36.0 million as of December 31, 2022, and was classified based on each instrument’s maturity dates.

See Note 13: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the six months ended June 30, 2023.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes.

Other

As of June 30, 2023, the Company had no outstanding commodity derivatives, currency swaps, options, or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

As of June 30, 2023, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $5.4 million and $2.7 million of net interest and penalties accrued as of June 30, 2023 and December 31, 2022, respectively. It is reasonably possible that $67.0 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits in certain foreign jurisdictions, a substantial portion of which relate to Japan and Hong Kong net operating losses, which are projected to expire prior to utilization.

The Company is currently under IRS examination for the 2017 and 2018 tax years. Tax years prior to 2017 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2018. The Company is also subject to routine examinations by various foreign tax jurisdictions in which it operates. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2013. The Company believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the tax audits are resolved in a manner not consistent with expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2022	$(50.4)	$27.2	$(23.2)
Other comprehensive income (loss) prior to reclassifications	(2.7)	4.2	1.5
Amounts reclassified from accumulated other comprehensive loss	—	(15.7)	(15.7)
Net current period other comprehensive income (loss) (1)	(2.7)	(11.5)	(14.2)
Balance as of June 30, 2023	$(53.1)	$15.7	$(37.4)

(1) Effects of cash flow hedges are net of tax impact of $0.7 million for the six months ended June 30, 2023.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended		Six Months Ended
	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022	To caption
Cash Flow Hedges	$(0.8)	$—	$(0.8)	$—	COGS
Interest rate swaps	(3.0)	(0.5)	(8.0)	0.2	Interest expense
Interest rate swaps terminations	—	—	(6.9)	—	Other Income
Total reclassifications	$(3.8)	$(0.5)	$(15.7)	$0.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended June 30, 2023, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2022 Form 10-K.

Executive Overview

onsemi Overview

onsemi provides intelligent power and intelligent sensing solutions with a primary focus towards automotive and industrial markets to help our customers solve challenging problems and create cutting-edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent power solutions for automotive allows customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation. Through sensing integration, we believe our intelligent power solutions achieve superior efficiencies compared to our peers. This integration allows lower temperature operation and reduced cooling requirements while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, achieving higher range for a given battery capacity. As of June 30, 2023, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

Business Strategy Developments

Our primary focus continues to be on profitable revenue and operating income growth by capturing high-growth megatrends in our focused end-markets of automotive and industrial infrastructure, as well as obtaining LTSAs with strategic end-customers. We are designing products in highly differentiated markets focused on customer needs while optimizing our manufacturing footprint to support growth and expanding gross margins through efficiencies and new product ramps. We continue to rationalize our product portfolio by moving away from non-differentiated, non-strategic products, which in most cases had lower gross margins.

2023 Business Realignment

In order to streamline our operations and achieve organizational efficiencies, we realigned our operating models in ASG and the Corporate IT organization during the first quarter of 2023 and continued such efforts through the second quarter. Under this business realignment, approximately 460 employees were notified of their employment termination, and we incurred severance and related charges of $44.5 million.

2023 Financing activities

New Credit Agreement

During the second quarter of 2023, we entered into the New Credit Agreement to replace the Revolver due 2024 which was maturing on June 28, 2024. We drew $375.0 million against the Revolving Credit Facility and repaid the entire outstanding balance under the Revolver due 2024. We had repaid $125.0 million of the outstanding balance under the Revolver due 2024 during the first quarter of 2023. As of June 30, 2023, we had approximately $1.1 billion available under the Revolving Credit Facility for future borrowings.

0.50% Convertible Senior Notes due 2029

During the first quarter of 2023, we completed the offering of $1.5 billion aggregate principal amount of our 0.50% Notes and utilized the net proceeds along with cash generated from operations to (i) repay $1,086.0 million of the outstanding indebtedness under the Term Loan “B” Facility and the related transaction fees and expenses, (ii) pay $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and (iii) for general corporate purposes.

For additional information on these financing activities, see Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended June 30, 2023 compared to the Quarter Ended July 1, 2022

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	June 30, 2023	July 1, 2022	Dollar Change
Revenue	$2,094.4	$2,085.0	$9.4
Cost of revenue	1,101.0	1,047.9	53.1
Gross profit	993.4	1,037.1	(43.7)
Operating expenses:
Research and development	145.3	161.6	(16.3)
Selling and marketing	71.6	73.1	(1.5)
General and administrative	87.2	83.2	4.0
Amortization of acquisition-related intangible assets	12.0	21.9	(9.9)
Restructuring, asset impairments and other charges, net	2.6	(1.7)	4.3
Goodwill and intangible asset impairment charges	—	115.0	(115.0)
Total operating expenses	318.7	453.1	(134.4)
Operating income	674.7	584.0	90.7
Other income (expense), net:
Interest expense	(16.4)	(22.1)	5.7
Interest income	24.0	1.1	22.9
Loss on debt prepayment	—	(7.3)	7.3
Gain on divestiture of business	0.5	1.9	(1.4)
Other income (expense)	(1.3)	6.4	(7.7)
Other income (expense), net	6.8	(20.0)	26.8
Income before income taxes	681.5	564.0	117.5
Income tax provision	(104.4)	(107.4)	3.0
Net income	577.1	456.6	120.5
Less: Net income attributable to non-controlling interest	(0.5)	(0.8)	0.3
Net income attributable to ON Semiconductor Corporation	$576.6	$455.8	$120.8

Revenue

Revenue stayed flat at $2,094.4 million and $2,085.0 million for the quarters ended June 30, 2023 and July 1, 2022, respectively. We had one customer, a distributor, whose revenue accounted for approximately 10.9% and 12% of our total revenue for the quarters ended June 30, 2023 and July 1, 2022, respectively. Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended June 30, 2023	As a % of Total Revenue (1)	Quarter Ended July 1, 2022	As a % of Total Revenue (1)
PSG	$1,119.8	53.5%	$1,057.0	50.7%
ASG	649.5	31.0%	716.7	34.4%
ISG	325.1	15.5%	311.3	14.9%
Total revenue	$2,094.4		$2,085.0

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $62.8 million, or approximately 6%, for the quarter ended June 30, 2023 compared to the quarter ended July 1, 2022. Revenue from our Advanced Power Division increased by $138.4 million, which was partially offset by a decrease of $75.7 million in our Integrated Circuits, Protection and Signal Division. The increases were primarily driven by our continued ramp in SiC and other power automotive solutions while the decrease was driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG decreased by $67.2 million, or approximately 9%, for the quarter ended June 30, 2023 compared to the quarter ended July 1, 2022. The revenue from our Power Management Division decreased by $94.0 million, which was partially offset by an increase of $26.9 million in our Sensor Interface Division driven by foundry business through our EFK location. The decrease in revenue generated by our Power Management Division was driven by planned end of life for targeted products, as well as a general drop in end-market demand for these products.

Revenue from ISG increased by $13.8 million, or approximately 4%, for the quarter ended June 30, 2023 compared to the quarter ended July 1, 2022, largely driven by an increase in revenue from our Automotive Sensing Division of $30.7 million, partially offset by a decrease of $16.8 million in our Industrial and Consumer Solutions Division. The increase was due to an increase in demand for these products and an increase in average selling prices.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended June 30, 2023	As a % of Total Revenue (1)	Quarter Ended July 1, 2022	As a % of Total Revenue (1)
Hong Kong	$530.2	25.3%	$584.4	28.0%
Singapore	519.3	24.8%	555.7	26.7%
United Kingdom	449.4	21.5%	359.8	17.3%
United States	380.9	18.2%	361.2	17.3%
Other	214.6	10.2%	223.9	10.7%
Total revenue	$2,094.4		$2,085.0

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended June 30, 2023	As a % of Segment Revenue (1)	Quarter Ended July 1, 2022	As a % of Segment Revenue (1)

PSG	$536.7	47.9%	$511.2	48.4%
ASG	301.5	46.4%	380.3	53.1%
ISG	155.2	47.7%	145.6	46.8%
Total gross profit	$993.4	47.4%	$1,037.1	49.7%

(1)Certain amounts may not total due to rounding of individual amounts.

During the quarter ended June 30, 2023 our gross profit decreased by $43.7 million from $1,037.1 million for the quarter ended July 1, 2022 to $993.4 million for the quarter ended June 30, 2023. Our gross margin decreased by 2.3% from 49.7% for the quarter ended July 1, 2022 to 47.4% for the quarter ended June 30, 2023.

The decline in both gross profit and gross margin was primarily driven by start-up and ramp-up costs at our EFK location and new products.

Operating Expenses

Research and development expenses were $145.3 million for the quarter ended June 30, 2023, as compared to $161.6 million for the quarter ended July 1, 2022, representing a decrease of $16.3 million, or approximately 10%. The decrease was primarily due to a reduction in variable compensation expense.

Selling and marketing expenses were $71.6 million for the quarter ended June 30, 2023, as compared to $73.1 million for the quarter ended July 1, 2022, representing a decrease of $1.5 million, or approximately 2%.

General and administrative expenses were $87.2 million for the quarter ended June 30, 2023, as compared to $83.2 million for the quarter ended July 1, 2022, representing an increase of $4.0 million, or approximately 5%.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $12.0 million for the quarter ended June 30, 2023, as compared to $21.9 million for the quarter ended July 1, 2022, representing a decrease of $9.9 million, or approximately 45%. The decrease was due to the impairment of intangible assets due to the QCS wind down during the third quarter of 2022 and a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $2.6 million for the quarter ended June 30, 2023, as compared to a credit of $1.7 million for the quarter ended July 1, 2022.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was zero for the quarter ended June 30, 2023, as compared to $115.0 million for the quarter ended July 1, 2022. During the second quarter of 2022, we recorded a goodwill impairment charge of $115.0 million as a result of a shift in our focus on long-term product mix in our strategic markets.

Interest Expense

Interest expense decreased by $5.7 million to $16.4 million during the quarter ended June 30, 2023, as compared to $22.1 million during the quarter ended July 1, 2022. The decrease was primarily due to the repayment of the balances under the Term Loan "B" Facility and replacement by the issuance of the 0.5% Notes. Our average gross long-term debt for the quarter ended June 30, 2023 was $3,507.1 million at a weighted-average interest rate of 1.9%, as compared to $3,253.0 million at a weighted-average interest rate of 2.7% for the quarter ended July 1, 2022. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Other Income (Expense)

During the quarter ended June 30, 2023, other income (expense) was an expense of $1.3 million compared to an income of $6.4 million during the quarter ended July 1, 2022. The decrease was primarily due to transaction losses resulting from fluctuations in foreign currencies.

Income Tax Provision

We recorded an income tax provision of $104.4 million and $107.4 million for the quarters ended June 30, 2023 and July 1, 2022, respectively, representing effective tax rates of 15.3% and 19.0%. The decrease in our effective tax rate is due to the goodwill impairments in the prior year, which were not deductible for tax purposes.

For additional information, see Note 12: ''Income Taxes'' and Note 5: ''Balance Sheet Information and Other Supplemental Disclosures'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended June 30, 2023 compared to the Six Months Ended July 1, 2022

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	June 30, 2023	July 1, 2022	Dollar Change
Revenue	$4,054.1	$4,030.0	$24.1
Cost of revenue	2,143.2	2,031.6	111.6
Gross profit	1,910.9	1,998.4	(87.5)
Operating expenses:
Research and development	283.7	318.4	(34.7)
Selling and marketing	143.4	144.2	(0.8)
General and administrative	163.1	161.1	2.0
Amortization of acquisition-related intangible assets	27.0	43.2	(16.2)
Restructuring, asset impairments and other charges, net	54.1	(14.7)	68.8
Goodwill and intangible asset impairment charges	—	115.0	(115.0)
Total operating expenses	671.3	767.2	(95.9)
Operating income	1,239.6	1,231.2	8.4
Other income (expense), net:
Interest expense	(42.8)	(43.7)	0.9
Interest income	41.1	1.5	39.6
Loss on debt prepayment	(13.3)	(7.3)	(6.0)
Gain (loss) on divestiture of business	(0.6)	1.9	(2.5)
Other income	3.4	8.5	(5.1)
Other income (expense), net	(12.2)	(39.1)	26.9
Income before income taxes	1,227.4	1,192.1	35.3
Income tax provision	(188.1)	(204.5)	16.4
Net income	1,039.3	987.6	51.7
Less: Net income attributable to non-controlling interest	(1.0)	(1.6)	0.6
Net income attributable to ON Semiconductor Corporation	$1,038.3	$986.0	$52.3

Revenue

Revenue was $4,054.1 million and $4,030.0 million for the six months ended June 30, 2023 and July 1, 2022, respectively, representing an increase of $24.1 million, or approximately 1%. We had one customer, a distributor, whose revenue accounted for approximately 10.1% of our total revenue for the six months ended June 30, 2023 and 12% of our total revenue for the six months ended July 1, 2022.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended June 30, 2023	As a % of Total Revenue (1)	Six Months Ended July 1, 2022	As a % of Total Revenue (1)
PSG	$2,132.6	52.6%	$2,043.7	50.7%
ASG	1,242.3	30.6%	1,406.0	34.9%
ISG	679.2	16.8%	580.3	14.4%
Total revenue	$4,054.1		$4,030.0

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $88.9 million, or approximately 4%, for the six months ended June 30, 2023 compared to the six months ended July 1, 2022. The revenue from our Advanced Power Division increased by $235.0 million, offset by a decrease of $146.2 million in our Integrated Circuits, Protection and Signal Division. The increase was primarily driven by our continued ramp in SiC and other power automotive solutions, while the decrease was primarily driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG decreased by $163.7 million, or approximately 12%, for the six months ended June 30, 2023 compared to the six months ended July 1, 2022. The revenue from our Power Management Division decreased by $187.5 million, which was partially offset by an increase of $23.8 million in our Sensor Interface Division driven by foundry business through our EFK location. The decrease in revenue in our Power Management Division was primarily driven by the QCS wind down, planned end of life for targeted products as well as a general drop in end-market demand for these products.

Revenue from ISG increased by $98.9 million, or approximately 17%, for the six months ended June 30, 2023 compared to the six months ended July 1, 2022, which was largely driven by an increase in revenue from our Automotive Sensing Division of $121.5 million, partially offset by a decrease of $22.5 million in our Industrial and Consumer Solutions Division. The increase was due to an increase in demand for these products and an increase in average selling prices.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Six Months Ended June 30, 2023	As a % of Total Revenue (1)	Six Months Ended July 1, 2022	As a % of Total Revenue (1)
Hong Kong	$1,020.6	25.2%	$1,114.0	27.6%
Singapore	970.0	23.9%	1,111.5	27.6%
United Kingdom	862.7	21.3%	705.2	17.5%
United States	770.0	19.0%	673.0	16.7%
Other	430.8	10.6%	426.3	10.6%
Total revenue	$4,054.1		$4,030.0

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended June 30, 2023	As a % of Segment Revenue (1)	Six Months Ended July 1, 2022	As a % of Segment Revenue (1)

PSG	$1,017.0	47.7%	$985.9	48.2%
ASG	561.6	45.2%	747.0	53.1%
ISG	332.3	48.9%	265.5	45.8%
Total gross profit	$1,910.9	47.1%	$1,998.4	49.6%

(1)Certain amounts may not total due to rounding of individual amounts.

Our gross profit was $1,910.9 million for the six months ended June 30, 2023 compared to $1,998.4 million for the six months ended July 1, 2022. Gross profit decreased by $87.5 million. Gross margin decreased by 2.5% from 49.6% for the six months ended July 1, 2022 to 47.1% for the six months ended June 30, 2023.

The decline in both gross profit and gross margin was primarily driven by start-up and ramp-up costs at our EFK location and new products.

Operating Expenses

Research and development expenses were $283.7 million for the six months ended June 30, 2023, as compared to $318.4 million for the six months ended July 1, 2022, representing a decrease of $34.7 million, or approximately 11%. The decrease was primarily due to a reduction in variable compensation expense.

Selling and marketing expenses were $143.4 million for the six months ended June 30, 2023, as compared to $144.2 million for the six months ended July 1, 2022, representing a decrease of $0.8 million, or approximately 1%.

General and administrative expenses were $163.1 million for the six months ended June 30, 2023, as compared to $161.1 million for the six months ended July 1, 2022, representing an increase of $2.0 million, or approximately 1%.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $27.0 million and $43.2 million for the six months ended June 30, 2023 and July 1, 2022, respectively, representing a decrease of $16.2 million, or approximately 38%. The decrease was due to the impairment of intangible assets due to the QCS wind down and a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $54.1 million for the six months ended June 30, 2023, as compared to a credit of $14.7 million for the six months ended July 1, 2022, representing an increase of $68.8 million. Amounts incurred for the six months ended June 30, 2023 related primarily to the business realignment efforts announced in the first quarter of 2023. The credit for the six months ended July 1, 2022 was primarily due to the gain from the sale of two office buildings. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was zero for the six months ended June 30, 2023, as compared to $115.0 million for the six months ended July 1, 2022. During the second quarter of 2022, we recorded a goodwill impairment charge of $115.0 million as a result of a shift in our focus on long-term product mix in our strategic markets.

Interest Expense

Interest expense decreased by $0.9 million to $42.8 million during the six months ended June 30, 2023, as compared to $43.7 million during the six months ended July 1, 2022. The decrease was primarily due to the repayment of the balances under the Term Loan "B" Facility and replacement by the issuance of the 0.5% Notes. Our average gross long-term debt balance for the six months ended June 30, 2023 was $3,363.9 million at a weighted-average interest rate of 2.5%, as compared to $3,255.0 million at a weighted-average interest rate of 2.7% for the six months ended July 1, 2022. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Loss on Debt Prepayment

Loss on debt prepayment was $13.3 million for the six months ended June 30, 2023 due to the write-off relating to the repayment of the Term Loan "B" Facility, as compared to $7.3 million for the six months ended July 1, 2022 due to the write-off relating to the partial repayment of the Term Loan "B" Facility. See Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was income of $3.4 million for the six months ended June 30, 2023 as compared to income of $8.5 million for the six months ended July 1, 2022. The decrease was primarily due to an increase in transaction losses resulting from fluctuations in foreign currencies, partially offset by a gain resulting from the termination of interest rate swaps.

Income Tax Provision

We recorded an income tax provision of $188.1 million and $204.5 million during the six months ended June 30, 2023 and July 1, 2022, respectively, representing effective tax rates of 15.3% and 17.2%. The decrease in our effective tax rate is due to the goodwill impairments during the prior year, which were not deductible for tax purposes.

For additional information, see Note 12: ''Income Taxes'' and Note 5: ''Balance Sheet Information and Other Supplemental Disclosures'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources, including any amounts required to satisfy our current portion of long-term debt. Our cash and cash equivalents was approximately $2.6 billion as of June 30, 2023, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

We require cash to: (i) fund our operating expenses, working capital requirements, outlays for strategic acquisitions and investments; (ii) service our debt, including principal and interest; (iii) incur capital expenditures; and (iv) repurchase our common stock. During the ordinary course of business, we evaluate our cash requirements and, if necessary, adjust our expenditures to reflect the current market conditions and our projected sales and demand. Our capital expenditures are primarily directed towards manufacturing equipment and can materially influence our available cash for other initiatives. Future capital expenditures may be impacted by events and transactions that are not currently forecasted.

We believe that our cash on hand, cash generated from our operations and the amounts available under the Revolving Credit Facility are adequate to meet our working capital requirements and other business needs for at least the next 12 months.

Operating Activities

Our cash flows from operating activities were $799.7 million and $899.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The decrease of $99.7 million was primarily attributable to increased working capital requirements in light of our strategic investments in SiC products and LTSA commitments.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals, meeting LTSA commitments and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $945.5 million and $299.5 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The increase of $646.0 million was primarily attributable to capital expenditures and the remaining payment of $236.3 million related to the acquisition of our EFK location. During the six months ended June 30, 2023 and July 1, 2022, we paid $752.1 million and $391.9 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue during the six months ended June 30, 2023 increased to approximately 19%, primarily as a result of investments to expand SiC manufacturing capacity. For the remainder of 2023, we expect capital expenditures to remain at approximately 19% of revenue.

Financing Activities

Our cash flows used in financing activities were $153.0 million and $160.4 million for the six months ended June 30, 2023 and July 1, 2022, respectively. The decrease of $7.4 million was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity. During the quarter ended June 30, 2023, we replaced the Revolver due 2024 maturing on June 28, 2024 with the Revolving Credit Facility. Other than the 1.625% Notes, we do not have any meaningful debt maturing during the next 12 months. Our 0.5% Notes are also classified as a current liability based on share price trigger provisions. We expect to continue our Share Repurchase Program depending on market conditions.

See Note 6: ''Long-Term Debt'' and Note 7: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Key Factors Potentially Affecting Liquidity

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

Debt Guarantees and Related Covenants

As of June 30, 2023, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes and with covenants included in the New Credit Agreement. The 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2022 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein and in our 2022 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended June 30, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
April 1, 2023 - April 28, 2023	74,657	73.77	—	2,896.0
April 29, 2023 - May 26, 2023	597,142	83.59	144,222	2,884.0
May 27, 2023 - June 30, 2023	550,142	87.37	549,514	2,836.0
Total	1,221,941	84.69	693,736

(1)    These time periods represent our fiscal month start and end dates for the second quarter of 2023.

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

There were 0.7 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended June 30, 2023. As of June 30, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.8 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 30, 2023, two individuals serving as a director and/or an officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a trading arrangement for the purchase or sale of the Company’s securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”), are as follows:

•Christine Y. Yan, a director of the Company, adopted a Rule 10b5-1 Plan on May 18, 2023. Under this plan, a total of 3,624 shares of the Company’s common stock may be sold before the plan expires on May 21, 2024.

•Bernard R. Colpitts, Jr., Senior Vice President and Chief Accounting Officer of the Company, adopted a Rule 10b5-1 Plan on June 12, 2023. Under this plan, a total of 3,800 shares of the Company’s common stock may be sold before the plan expires on December 31, 2023.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1
Credit Agreement, dated as of June 22, 2023, by and among ON Semiconductor Corporation, as borrower, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, BMO Capital Markets, Corp., BNP Paribas Securities Corp., Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, HSBC Securities (USA) N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD, PNC Bank, National Association and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and BMO Capital Markets, as sustainability structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.2
Guarantee Agreement, dated as of June 22, 2023, among the signatories thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.3
Security Agreement, dated as of June 22, 2023, among ON Semiconductor Corporation and the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023)

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	July 31, 2023	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)