Form 10-Q
period 2023-09-29
ON SEMICONDUCTOR CORP
filed 2023-10-30
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on October 25, 2023:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	430,697,587

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	September 29, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,679.2	$2,919.0
Receivables, net	958.2	842.3
Inventories	2,084.8	1,616.8
Other current assets	363.2	351.3
Total current assets	6,085.4	5,729.4
Property, plant and equipment, net	4,314.5	3,450.7
Goodwill	1,577.6	1,577.6
Intangible assets, net	312.8	359.7
Deferred tax assets	579.3	376.7
ROU financing lease assets	43.0	45.8
Other assets	368.7	438.6
Total assets	$13,281.3	$11,978.5
Liabilities and Stockholders’ Equity
Accounts payable	$911.3	$852.1
Accrued expenses and other current liabilities	665.4	1,047.3
Current portion of financing lease liabilities	5.2	14.2
Current portion of long-term debt	912.9	147.8
Total current liabilities	2,494.8	2,061.4
Long-term debt	2,541.1	3,045.7
Deferred tax liabilities	35.1	34.1
Long-term financing lease liabilities	21.6	23.0
Other long-term liabilities	684.7	607.3
Total liabilities	5,777.3	5,771.5
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 611,473,768 and 608,367,713 issued, 430,594,632 and 431,936,415 outstanding, respectively)	6.1	6.1
Additional paid-in capital	4,745.8	4,670.9
Accumulated other comprehensive loss	(44.9)	(23.2)
Accumulated earnings	5,985.4	4,364.4
Less: Treasury stock, at cost: 180,879,136 and 176,431,298 shares, respectively	(3,208.1)	(2,829.7)
Total ON Semiconductor Corporation stockholders’ equity	7,484.3	6,188.5
Non-controlling interest	19.7	18.5
Total stockholders’ equity	7,504.0	6,207.0
Total liabilities and stockholders’ equity	$13,281.3	$11,978.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Revenue	$2,180.8	$2,192.6	$6,234.9	$6,222.6
Cost of revenue	1,150.1	1,134.3	3,293.3	3,165.9
Gross profit	1,030.7	1,058.3	2,941.6	3,056.7
Operating expenses:
Research and development	143.4	145.4	427.1	463.8
Selling and marketing	68.2	69.5	211.6	213.7
General and administrative	110.7	84.9	273.8	246.0
Amortization of acquisition-related intangible assets	12.0	21.9	39.0	65.1
Restructuring, asset impairments and other charges, net	9.4	40.3	63.5	25.6
Goodwill and intangible asset impairment charges	—	271.8	—	386.8
Total operating expenses	343.7	633.8	1,015.0	1,401.0
Operating income	687.0	424.5	1,926.6	1,655.7
Other income (expense), net:
Interest expense	(16.2)	(23.7)	(59.0)	(67.4)
Interest income	25.7	4.9	66.8	6.4
Loss on debt prepayment	—	—	(13.3)	(7.3)
Gain (loss) on divestiture of business	(0.1)	0.2	(0.7)	2.1
Other income	1.1	0.9	4.5	9.4
Other income (expense), net	10.5	(17.7)	(1.7)	(56.8)
Income before income taxes	697.5	406.8	1,924.9	1,598.9
Income tax provision	(114.6)	(94.9)	(302.7)	(299.4)
Net income	582.9	311.9	1,622.2	1,299.5
Less: Net income attributable to non-controlling interest	(0.2)	—	(1.2)	(1.6)
Net income attributable to ON Semiconductor Corporation	$582.7	$311.9	$1,621.0	$1,297.9

Net income for diluted earnings per share of common stock (Note 7)	$583.1	$312.4	$1,622.2	$1,299.4
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.35	$0.72	$3.76	$2.99
Diluted	$1.29	$0.70	$3.61	$2.90
Weighted-average shares of common stock outstanding:
Basic	431.2	432.9	431.6	433.5
Diluted	450.7	448.7	449.3	448.3

Comprehensive income (loss), net of tax:
Net income	$582.9	$311.9	$1,622.2	$1,299.5
Foreign currency translation adjustments	(1.3)	(1.8)	(4.0)	(8.4)
Effects of cash flow hedges and other adjustments	(6.2)	7.7	(17.7)	25.6
Other comprehensive income (loss), net of tax	(7.5)	5.9	(21.7)	17.2
Comprehensive income	575.4	317.8	1,600.5	1,316.7
Comprehensive income attributable to non-controlling interest	(0.2)	—	(1.2)	(1.6)
Comprehensive income attributable to ON Semiconductor Corporation	$575.2	$317.8	$1,599.3	$1,315.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at June 30, 2023	611,286,417	$6.1	$4,714.6	$(37.4)	$5,402.7	(179,765,811)	$(3,101.9)	$19.5	$7,003.6
RSUs released and stock grant awards issued	186,072	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	572	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(570)	(0.1)	—	(0.1)
Partial settlement of Warrants - 0% Notes	132	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	416	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	0.1	—	—	(447)	(0.1)	—	—
Partial settlement of Warrants - 1.625% Notes	159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(53,735)	(5.2)	—	(5.2)
Share-based compensation	—	—	31.1	—	—	—	—	—	31.1
Repurchase of common stock	—	—	—	—	—	(1,058,573)	(100.8)	—	(100.8)
Comprehensive income (loss)	—	—	—	(7.5)	582.7	—	—	0.2	575.4
Balance at September 29, 2023	611,473,768	$6.1	$4,745.8	$(44.9)	$5,985.4	(180,879,136)	$(3,208.1)	$19.7	$7,504.0

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	220,714	—	13.2	—	—	—	—	—	13.2
RSUs released and stock grant awards issued	2,262,751	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Partial settlement - 0% Notes	585	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(580)	(0.1)	—	(0.1)
Partial settlement of Warrants - 0% Notes	132	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	621,714	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	50.5	—	—	(621,740)	(50.5)	—	—
Partial settlement of Warrants - 1.625% Notes	159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(749,058)	(62.6)	—	(62.6)
Share-based compensation	—	—	90.4	—	—	—	—	—	90.4
Repurchase of common stock	—	—	—	—	—	(3,076,460)	(265.2)	—	(265.2)
Comprehensive income (loss)	—	—	—	(21.7)	1,621.0	—	—	1.2	1,600.5
Balance at September 29, 2023	611,473,768	$6.1	$4,745.8	$(44.9)	$5,985.4	(180,879,136)	$(3,208.1)	$19.7	$7,504.0

Balance at July 1, 2022	606,427,684	$6.1	$4,565.9	$(29.3)	$3,448.2	(173,104,824)	$(2,601.4)	$20.6	$5,410.1
Shares issued pursuant to the ESPP	149,300	—	6.0	—	—	—	—	—	6.0
RSUs released and stock grant awards issued	189,202	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	92	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(90)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(58,559)	(4.1)	—	(4.1)
Share-based compensation	—	—	26.9	—	—	—	—	—	26.9
Repurchase of common stock	—	—	—	—	—	(1,196,000)	(80.1)	—	(80.1)
Comprehensive income (loss)	—	—	—	5.9	311.9	—	—	—	317.8
Balance at September 30, 2022	606,766,278	$6.1	$4,598.8	$(23.4)	$3,760.1	(174,359,473)	$(2,685.6)	$20.6	$5,676.6

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	403,518	—	18.2	—	—	—	—	—	18.2
RSUs released and stock grant awards issued	3,318,351	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	330	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	—	—	—	(322)	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,091,890)	(67.4)	—	(67.4)
Share-based compensation	—	—	76.5	—	—	—	—	—	76.5
Repurchase of common stock	—	—	—	—	—	(2,696,000)	(169.8)	—	(169.8)
Comprehensive income	—	—	—	17.2	1,297.9	—	—	1.6	1,316.7
Balance at September 30, 2022	606,766,278	$6.1	$4,598.8	$(23.4)	$3,760.1	(174,359,473)	$(2,685.6)	$20.6	$5,676.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	September 29, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$1,622.2	$1,299.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449.2	418.6
Loss (gain) on sale or disposal of fixed assets	7.3	(33.1)
Loss (gain) on divestiture of business	0.7	(2.1)
Loss on debt prepayment	13.3	7.3
Amortization of debt discount and issuance costs	8.7	8.6
Share-based compensation	90.4	76.5
Non-cash asset impairment charges	12.7	18.6
Goodwill and intangible asset impairment charges	—	386.8
Change in deferred tax balances	(109.0)	(64.6)
Other	1.5	0.6
Changes in assets and liabilities (exclusive of divestitures):
Receivables	(137.4)	(67.2)
Inventories	(468.3)	(196.9)
Other assets	13.6	(48.6)
Accounts payable	(27.6)	68.8
Accrued expenses and other current liabilities	(183.2)	4.8
Other long-term liabilities	72.2	24.2
Net cash provided by operating activities	$1,366.3	$1,901.8
Cash flows from investing activities:
Purchase of property, plant and equipment	$(1,185.1)	$(663.0)
Proceeds from sale of property, plant and equipment	2.8	59.0
Deposits utilized (made) for purchase of property, plant and equipment	32.4	(53.7)
Divestiture of business, net of cash transferred	—	90.5
Purchase of available-for-sale securities	—	(18.0)
Proceeds from sale or maturity of available-for-sale securities	33.5	24.0
Payments related to acquisition of business	(236.3)	(2.4)
Net cash used in investing activities	$(1,352.7)	$(563.6)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$19.9	$18.2
Payment of tax withholding for RSUs	(62.4)	(67.4)
Repurchase of common stock	(264.0)	(166.9)
Issuance and borrowings under debt agreements	1,845.0	500.0
Reimbursement of debt issuance and other financing costs	4.5	—
Payment of debt issuance and other financing costs	(11.7)	—
Repayment of borrowings under debt agreements	(1,603.8)	(509.5)
Payment for purchase of bond hedges	(414.0)	—
Proceeds from issuance of warrants	242.5	—
Payment of financing lease obligations	(10.3)	(12.5)
Dividend to non-controlling shareholder	—	(2.2)
Net cash used in financing activities	$(254.3)	$(240.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	(3.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(242.2)	1,094.7
Cash, cash equivalents and restricted cash, beginning of period (Note 5)	2,933.0	1,377.7
Cash, cash equivalents and restricted cash, end of period (Note 5)	$2,690.8	$2,472.4

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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended September 29, 2023 and September 30, 2022 contained 91 days each. The nine months ended September 29, 2023 and September 30, 2022 contained 272 days and 273 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and nine months ended September 29, 2023 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2022 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 6, 2023 (the "2022 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculation of future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; and (iv) cash flow projections for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the future cash flows in assumptions used in business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

The estimated remaining performance obligations as of September 29, 2023 are approximately $18.4 billion (excluding the remaining performance obligations for contracts having an original duration of one year or less). This amount is subject to contractual increases based on negotiated contract prices and volumes, defined product mix flexibility, and the timing of new part introductions, among other contractual provisions. The Company expects to recognize approximately 31% of the remaining purchase obligation as revenue during the next 12 months upon shipment of products under these contracts. Total revenue estimates could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. The Company fulfilled certain performance obligations and recognized revenue of $30.1 million and $61.7 million for the quarter and nine months ended September 29, 2023, respectively, and $4.7 million and $13.8 million for the quarter and nine months ended September 30, 2022, respectively.

As of September 29, 2023 and December 31, 2022, the remaining capacity payments were $293.6 million and $190.4 million, respectively, of which $83.7 million and $60.5 million were recorded as other current liabilities, with the remainder recorded as other long-term liabilities.

The Company is organized into three operating and reportable segments consisting of PSG, ASG and ISG. These segments represent management's view of the business, and gross profit is used to evaluate its performance, the progress of major initiatives and the allocation of resources. During the quarter ended June 30, 2023, management reorganized and consolidated the existing divisions within ASG from the divisions of Automotive (AUT), Mobile, Computing and Cloud (MCC), and Industrial Solutions (ISD) to the divisions of Power Management (PMD) and Sensor Interface (SID). Management performed a goodwill impairment analysis on AUT, MCC and ISD (which were the reporting units) prior to the reorganization and no impairments were identified. Goodwill assigned to AUT, MCC and ISD was reallocated to PMD and SID based on the relative fair value of the businesses transferred. There were no changes to the presentation of operating and reportable segments due to this reorganization.

Revenue and gross profit for the operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For the quarter ended September 29, 2023:
Revenue from external customers	$1,230.6	$621.6	$328.6	$2,180.8
Gross profit	$591.0	$283.6	$156.1	$1,030.7
For the quarter ended September 30, 2022:
Revenue from external customers	$1,116.1	$734.3	$342.2	$2,192.6
Gross profit	$508.5	$381.7	$168.1	$1,058.3
For the nine months ended September 29, 2023:
Revenue from external customers	$3,363.2	$1,863.9	$1,007.8	$6,234.9
Gross profit	$1,608.0	$845.2	$488.4	$2,941.6
For the nine months ended September 30, 2022:
Revenue from external customers	$3,159.8	$2,140.3	$922.5	$6,222.6
Gross profit	$1,494.4	$1,128.7	$433.6	$3,056.7

The Company had one customer, a distributor, whose revenue accounted for approximately 11% and 12% of the total revenue for the quarters ended September 29, 2023 and September 30, 2022, respectively, and 10% and 12% of the total revenue for the nine months ended September 29, 2023 and September 30, 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels is as follows (in millions):

	Quarter Ended September 29, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$364.9	$144.7	$72.3	$581.9
Singapore	330.3	127.3	49.2	506.8
United Kingdom	247.2	121.7	95.3	464.2
United States	211.5	149.6	63.4	424.5
Other	76.7	78.3	48.4	203.4
Total	$1,230.6	$621.6	$328.6	$2,180.8

Sales Channel
Distributors	$719.0	$280.9	$138.0	$1,137.9
Direct customers	511.6	340.7	190.6	1,042.9
Total	$1,230.6	$621.6	$328.6	$2,180.8

	Nine Months Ended September 29, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$977.5	$429.0	$196.0	$1,602.5
Singapore	937.9	381.8	157.1	1,476.8
United Kingdom	678.2	380.5	268.1	1,326.8
United States	537.5	415.7	241.3	1,194.5
Other	232.1	256.9	145.3	634.3
Total	$3,363.2	$1,863.9	$1,007.8	$6,234.9

Sales Channel
Distributors	$2,030.8	$796.2	$477.8	$3,304.8
Direct customers	1,332.4	1,067.7	530.0	2,930.1
Total	$3,363.2	$1,863.9	$1,007.8	$6,234.9

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company's revenue disaggregated into end-markets and product technologies is as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
End-Markets
Automotive	$1,157.8	$873.6	$3,205.6	$2,372.1
Industrial	615.8	613.2	1,781.3	1,738.2
Other*	407.2	705.8	1,248.0	2,112.3
Total	$2,180.8	$2,192.6	$6,234.9	$6,222.6
* - Other includes the end-markets of computing, consumer, networking, communications, etc.

Product Technologies
Intelligent Power	$1,154.8	$1,067.6	$3,146.3	$2,983.8
Intelligent Sensing	406.3	414.6	1,234.8	1,128.3
Other	619.7	710.4	1,853.8	2,110.5
Total	$2,180.8	$2,192.6	$6,234.9	$6,222.6

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The consolidated assets used in manufacturing are generally shared across and are not specifically ascribed to operating and reportable segments.

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	September 29, 2023	December 31, 2022
United States	$1,446.7	$1,329.2
South Korea	1,320.2	871.0
Czech Republic	524.0	279.3
Philippines	261.4	296.8
China	245.6	215.3
Malaysia	205.3	190.2
Vietnam	150.7	86.8
Other	160.6	182.1
Total	$4,314.5	$3,450.7

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

All other assumptions and disclosures are materially consistent with the amounts included in the 2022 Form 10-K. The Company paid the remaining acquisition consideration of $236.3 million on January 3, 2023, which is disclosed under investing activities in the Consolidated Statements of Cash Flows.

Note 4: Restructuring, Asset Impairments and Other Charges, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments		Other Charges	Total
Quarter ended September 29, 2023
2023 Business Realignment	$10.0	$—		$—	$10.0
QCS wind down	(0.6)	—		—	(0.6)
Total	$9.4	$—		$—	$9.4

	Restructuring	Asset Impairments		Other Charges	Total
Nine months ended September 29, 2023
2023 Business Realignment	$49.2	$2.5		$2.8	$54.5
QCS wind down	(0.6)	—		(2.4)	(3.0)
Other	—	10.2	(1)	1.8	12.0
Total	$48.6	$12.7		$2.2	$63.5

(1)Relates to property, plant and equipment and ROU asset impairment charges associated with site consolidation efforts in the U.S.

A summary of changes in accrued restructuring balance is as follows (in millions):

	As of			As of
	December 31, 2022	Charges	Usage	September 29, 2023
Employee separation charges	$4.4	$48.6	$(25.9)	$27.1
Total	$4.4	$48.6	$(25.9)	$27.1

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

During the third quarter of 2023, the Company announced the elimination of approximately 900 positions worldwide, primarily in several manufacturing locations, in an effort to right-size its workforce for consolidating resources into fewer, common sites across the world. Severance costs, related benefit expenses and other ancillary charges amounting to $15.2 million were recorded during the quarter ended September 29, 2023, and were partially offset by $5.2 million of charges reversed relating to the Company's action during the first quarter.

Of the aggregate expense relating to the actions announced during 2023, the Company paid $22.7 million for the approximately 840 terminated employees and had $26.5 million accrued as of September 29, 2023. The remaining employees subject to this realignment are expected to be terminated and paid any applicable severance and related benefit payments over the next nine months.

The Company continues to evaluate employee positions and locations for potential operating improvements and efficiencies and may incur additional severance and related charges in the future.

Note 5: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

There was no change in the balance of goodwill from December 31, 2022 to September 29, 2023. Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more likely-than-not reduce the fair value of a reporting unit below its carrying value. Management did not identify any triggering events during the quarter ended September 29, 2023 that would require an interim impairment analysis.

Inventory

Details of Inventory included in the Consolidated Balance Sheets are as follows (in millions):

	As of
	September 29, 2023	December 31, 2022
Inventories:
Raw materials	$451.7	$236.8
Work in process	1,224.5	951.0
Finished goods	408.6	429.0
Total	$2,084.8	$1,616.8

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of September 29, 2023, the net assets for the over-funded plans totaled $12.8 million. The total accrued pension liability for underfunded plans was $67.6 million, of which the current portion of $1.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2022, the net funded status for all the plans was a liability of $53.8 million, of which the current portion of $0.4 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Service cost	$1.2	$2.2	$3.6	$6.6
Interest cost	1.6	1.0	4.8	3.1
Expected return on plan assets	(1.2)	(1.1)	(3.6)	(3.4)
Total net periodic pension cost	$1.6	$2.1	$4.8	$6.3

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease	$11.9	$12.4	$36.2	$35.3
Variable lease	1.2	1.8	4.0	7.5
Short-term lease	0.3	0.9	1.5	2.1
Total lease expense	$13.4	$15.1	$41.7	$44.9

The ROU assets and lease liabilities for operating leases recognized in the Consolidated Balance Sheets are as follows (in millions):

	As of
	September 29, 2023	December 31, 2022
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$33.0	$35.2
Other long-term liabilities	227.0	246.5
Total	$260.0	$281.7
Operating ROU assets included in:
Other assets	$246.0	$262.1

As of September 29, 2023, the weighted-average remaining lease-terms were 11.0 years and 18.4 years, and the weighted-average discount rates were 4.8% and 6.2%, for operating leases and financing leases, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	September 29, 2023	September 30, 2022
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$426.3	$253.5
Operating ROU assets obtained in exchange of lease liabilities	15.8	90.6
Cash paid for:
Interest expense	$65.2	$62.8
Income taxes	327.4	329.5
Operating lease payments in operating cash flows	34.1	31.8

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	September 29, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Consolidated Balance Sheets:
Cash and cash equivalents	$2,679.2	$2,919.0	$2,450.2	$1,352.6
Restricted cash (included in other current assets)	11.6	14.0	17.2	20.1
Restricted cash (included in other non-current assets)	—	—	5.0	5.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,690.8	$2,933.0	$2,472.4	$1,377.7

As of September 29, 2023, $5.8 million of the restricted cash balance relating to the acquisition of GTAT was held in escrow and will be released during the fourth quarter of 2023 upon satisfaction of certain outstanding items contained in the Agreement and Plan of Merger relating to such acquisition.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

Long-term debt consists of the following (in millions, with annualized interest rates):

	As of
	September 29, 2023	December 31, 2022
New Credit Agreement:
Revolving Credit Facility due 2028, interest payable monthly at 6.67%	$375.0	$—
Existing Credit Agreement:
Revolver due 2024, interest payable monthly at 5.67%	—	500.0
Term Loan "B" Facility due 2026, interest payable monthly at 6.42%	—	1,086.0
0.50% Notes due 2029 (1)	1,500.0	—
0% Notes due 2027	804.9	805.0
3.875% Notes due 2028 (2)	700.0	700.0
1.625% Notes due 2023 (3)	119.6	137.3
Gross long-term debt, including current maturities	$3,499.5	$3,228.3
Less: Debt discount (4)	(4.3)	(9.2)
Less: Debt issuance costs (5)	(41.2)	(25.6)
Net long-term debt, including current maturities	$3,454.0	$3,193.5
Less: Current maturities	(912.9)	(147.8)
Net long-term debt	$2,541.1	$3,045.7

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Interest is payable on April 15 and October 15 of each year at 1.625% annually.
(4)Debt discount of $0.0 million and $4.2 million for the Term Loan "B" Facility and $4.3 million and $5.0 million for the 3.875% Notes, in each case as of September 29, 2023 and December 31, 2022, respectively.
(5)Debt issuance costs of $0.0 million and $9.7 million for the Term Loan "B" Facility, $28.1 million and $0.0 million for the 0.50% Notes, $11.6 million and $13.9 million for the 0% Notes, $1.5 million and $1.7 million for the 3.875% Notes and $0.0 million and $0.3 million for the 1.625% Notes, in each case as of September 29, 2023 and December 31, 2022, respectively.

Expected maturities of gross long-term debt (including current portion - see sections regarding the 1.625% Notes and 0% Notes) as of September 29, 2023 were as follows (in millions):

Period	Expected Maturities
Remainder of 2023	$924.5
2024	—
2025	—
2026	—
2027	—
Thereafter	2,575.0
Total	$3,499.5

The Company was in compliance with its covenants under all debt agreements as of September 29, 2023, and expects to remain in compliance with all covenants over at least the next 12 months.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

New Credit Agreement

On June 22, 2023, the Company entered into the New Credit Agreement by and among the Company, JP Morgan Chase Bank, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”), consisting of the $1.5 billion Revolving Credit Facility, to be used for general corporate purposes, including working capital, capital expenditures, and acquisitions, including $25.0 million available for the issuance of letters of credit and a foreign currency sub-limit of $75.0 million. The Company drew down $375.0 million under this facility and repaid the entire outstanding balance under the Revolver due 2024 during the second quarter.

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

Debt issuance costs of $6.8 million were incurred for the Revolving Credit Facility and recorded as other assets, which along with the existing debt issuance costs, will be amortized through June 22, 2028. As of September 29, 2023, the Company had approximately $1,125.0 million available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

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

The conversion rate is subject to adjustment upon the occurrence of certain specified events as set forth in the 0.50% Indenture. The maximum number of shares of common stock issuable in connection with the conversion of the 0.50% Notes is approximately 19.1 million. In addition to the initial purchasers' discount of $30.0 million, the Company also incurred issuance costs of approximately $1.3 million, all of which was capitalized as debt issuance costs. The effective interest rate, including the impact of the debt discount and debt issuance costs, is 0.85% over the contractual term of the 0.50% Notes.

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

1.625% Notes due 2023

Pursuant to the indenture governing the 1.625% Notes, the $119.6 million remaining outstanding principal amount of the 1.625% Notes was recorded as a current portion of long-term debt as of September 29, 2023, considering the maturity date of October 15, 2023.

On October 16, 2023, the Company repaid the $119.6 million remaining outstanding principal amount of the 1.625% Notes in cash and settled the excess over the principal amount by issuing approximately 4.5 million shares of the Company's common stock. According to the terms of the hedge transactions entered at the time of issuance of the 1.625% Notes, on October 16, 2023, the Company repurchased an equivalent amount of shares of its common stock for no additional consideration, to effectively offset the issuance of shares.

0% Notes due 2027

Pursuant to the indenture governing the 0% Notes, as of September 29, 2023, the $793.3 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on September 29, 2023 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending December 31, 2023, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share is calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Net income for basic earnings per share of common stock	$582.7	$311.9	$1,621.0	$1,297.9
Add: Interest on 1.625% Notes	0.4	0.5	1.2	1.5
Net income for diluted earnings per share of common stock	$583.1	$312.4	$1,622.2	$1,299.4

Basic weighted-average shares of common stock outstanding	431.2	432.9	431.6	433.5
Dilutive effect of share-based awards	1.3	1.6	1.2	1.8
Dilutive effect of convertible notes and warrants	18.2	14.2	16.5	13.0
Diluted weighted-average shares of common stock outstanding	450.7	448.7	449.3	448.3

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.35	$0.72	$3.76	$2.99
Diluted	$1.29	$0.70	$3.61	$2.90

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was zero for the quarters ended September 29, 2023 and September 30, 2022, respectively, and 0.1 million and 0.4 million for the nine months ended September 29, 2023 and September 30, 2022, respectively.

The dilutive impacts related to the 0.50% Notes, 0% Notes and 1.625% Notes have been calculated using the if-converted method for the quarters and nine months ended September 29, 2023 and September 30, 2022. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. The 1.625% Notes are repayable in cash, shares of common stock, or any combination of cash and shares of common stock at the election of the Company for its entire value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes, 0% Notes and 1.625% Notes when the stock price is above $103.87, $52.97 and $20.72 per share, respectively.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Activity under the Share Repurchase Program and the Company's prior share repurchase program (which expired on December 31, 2022), during the quarters and nine months ended September 29, 2023 and September 30, 2022, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Number of repurchased shares (1)	1.1	1.2	3.1	2.7
Aggregate purchase price	$100.0	$80.1	$264.0	$169.8
Fees, commissions and excise tax	0.8	—	1.2	—
Total	$100.8	$80.1	$265.2	$169.8
Weighted-average purchase price per share (2)	$94.48	$67.00	$85.84	$59.76

(1) None of these shares had been reissued or retired as of September 29, 2023 but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of September 29, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.7 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and nine months ended September 29, 2023 was $5.2 million and $62.6 million, respectively, for which the Company withheld approximately 0.1 million and 0.8 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the quarter and nine months ended September 30, 2022 was $4.1 million and $67.4 million, respectively, for which the Company withheld approximately 0.1 million and 1.1 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2022, the non-controlling interest, which represents 20% of the Leshan balance, amounted to $18.5 million. This amount increased to $19.7 million as of September 29, 2023, after including the $1.2 million of earnings for the nine months ending September 29, 2023.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Cost of revenue	$4.8	$3.2	$13.4	$8.9
Research and development	5.3	4.9	15.0	14.5
Selling and marketing	4.7	4.1	13.8	12.2
General and administrative	16.3	14.7	48.2	40.9
Share-based compensation expense	$31.1	$26.9	$90.4	$76.5
Income tax benefit	(6.5)	(5.6)	(19.0)	(16.1)
Share-based compensation expense, net of taxes	$24.6	$21.3	$71.4	$60.4

As of September 29, 2023, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $149.8 million, which is expected to be recognized over a weighted-average period of 1.6 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters and nine months ended September 29, 2023 and September 30, 2022.

Shares Available

As of September 29, 2023 and December 31, 2022, there was an aggregate of 37.1 million and 40.1 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or three years for awards with performance or market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the nine months ended September 29, 2023 is as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2022	3.8	$46.56
Granted	1.8	80.16
Achieved	0.3	54.16
Released	(2.3)	41.15
Forfeited	(0.2)	60.48
Non-vested RSUs at September 29, 2023	3.4	67.82

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
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $0.9 million was outstanding as of September 29, 2023, which reduced the borrowing capacity under such facility. As of September 29, 2023, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $12.8 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of September 29, 2023. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. However, the litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any litigation matter will be favorable to the Company.

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

The carrying value of cash and cash equivalents which includes money market funds and demand and time deposits approximates fair value because of the short-term maturity of these instruments. Demand deposits and money market funds are classified as Level 1 within the fair value hierarchy, while corporate bonds and portions of commercial paper are classified as Level 2. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company held an insignificant amount of investments in money market funds as of September 29, 2023. There were no demand and time deposits or investments in other assets as of September 29, 2023. The following table summarizes financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis as of December 31, 2022 (in millions):

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

All investments included in other current assets have maturity dates of one year or less.

Other

The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value based on the short-term nature of these instruments.

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the long-term borrowings were as follows (in millions):

	As of
	September 29, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$793.3	$1,461.4	$791.1	$1,057.8
0.50% Notes	1,471.9	1,655.5	—	—
1.625% Notes	119.6	517.9	137.0	417.8
3.875% Notes	694.2	617.5	693.3	618.3
Other long-term debt	375.0	371.7	1,572.1	1,549.2

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

As of September 29, 2023 and December 31, 2022, the Company had net outstanding foreign exchange contracts with notional amounts of $312.3 million and $272.0 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	September 29, 2023		December 31, 2022
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	65.0	65.0	27.0	27.0
Philippine Peso	50.1	50.1	63.9	63.9
Czech Koruna	29.9	29.9	41.7	41.7
Euro	63.6	63.6	26.0	26.0
Korean Won	33.0	33.0	35.7	35.7
Other Currencies - Buy	57.1	57.1	66.5	66.5
Other Currencies - Sell	(13.6)	13.6	(11.2)	11.2
	$285.1	$312.3	$249.6	$272.0

Amounts receivable or payable under the contracts were not material as of September 29, 2023 or December 31, 2022. During the quarters ended September 29, 2023 and September 30, 2022, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a gain of $1.5 million and a gain of $0.7 million, respectively. During the nine months ended September 29, 2023 and September 30, 2022, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $1.2 million and a gain of $9.0 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

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

As of September 29, 2023, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $112.4 million, with a fair value of $3.8 million recorded as accrued expenses and other current liabilities. A loss of $0.8 million was recognized as a component of cost of revenues for the nine months ended September 29, 2023. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of September 29, 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Interest Rate Risk

During the first quarter of 2023, the Company terminated its interest rate swap agreements with a notional value of $500 million for fiscal years 2023 and 2024, respectively, and received cash proceeds of $27.7 million, net of termination fees, and recognized $6.9 million of other income related to the termination. Approximately $20.7 million was recorded in Accumulated Other Comprehensive Income, which will be recognized to other income through December 2024.

As of December 31, 2022, the Company had interest rate swap agreements for notional amounts of $750 million, $500 million and $500 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of these swaps totaled $36.0 million as of December 31, 2022, and was classified based on each instrument’s maturity dates.

See Note 13: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 29, 2023.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes.

Other

As of September 29, 2023, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

As of September 29, 2023, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company had approximately $6.7 million and $2.7 million of net interest and penalties accrued as of September 29, 2023 and December 31, 2022, respectively. It is reasonably possible that $70.2 million of its uncertain tax positions will be reduced in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges and Other Adjustments	Total
Balance as of December 31, 2022	$(50.4)	$27.2	$(23.2)
Other comprehensive income (loss) prior to reclassifications	(4.0)	0.9	(3.1)
Amounts reclassified from accumulated other comprehensive loss	—	(18.6)	(18.6)
Net current period other comprehensive income (loss) (1)	(4.0)	(17.7)	(21.7)
Balance as of September 29, 2023	$(54.4)	$9.5	$(44.9)

(1) Effects of cash flow hedges are net of tax impact of $0.9 million for the nine months ended September 29, 2023.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows:

	Quarters Ended		Nine Months Ended
	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022	To caption
Cash Flow Hedges	$—	$—	$(0.8)	$—	COGS
Interest rate swaps	(2.9)	(3.2)	(10.9)	(3.0)	Interest expense
Interest rate swaps terminations	—	—	(6.9)	—	Other Income
Total reclassifications	$(2.9)	$(3.2)	$(18.6)	$(3.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2022 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended September 29, 2023, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2022 Form 10-K.

Executive Overview

onsemi Overview

onsemi provides intelligent power and intelligent sensing solutions with a primary focus towards automotive and industrial markets to help our customers solve challenging problems and create cutting-edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent power solutions for automotive allow customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms, is reshaping the boundaries of transportation. Through sensing integration, we believe our intelligent power solutions achieve superior efficiencies compared to our peers. This integration allows lower temperature operation and reduced cooling requirements while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, achieving higher range for a given battery capacity. As of September 29, 2023, we were organized into the three operating and reportable segments of PSG, ASG and ISG.

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

2023 Business Realignment

During the first and second quarters, we realigned our operating models in ASG and the Corporate IT organization in order to streamline our operations and achieve organizational efficiencies. Under this business realignment, approximately 460 employees were notified of their employment termination.

During the third quarter, in order to right-size our workforce to consolidate resources into fewer, common sites across the world, we announced the elimination of approximately 900 positions, primarily in our manufacturing locations. We incurred severance and related charges of $54.5 million related to all these actions.

2023 Financing activities

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

New Credit Agreement

During the second quarter of 2023, we entered into the New Credit Agreement to replace the Revolver due 2024 which was maturing on June 28, 2024. We drew $375.0 million against the Revolving Credit Facility and repaid the entire outstanding balance under the Revolver due 2024. We repaid $125.0 million of the outstanding balance under the Revolver due 2024 during the first quarter of 2023. As of September 29, 2023, we had approximately $1.1 billion available under the Revolving Credit Facility for future borrowings.

1.625% Notes maturity and repayment

On October 16, 2023, we repaid $119.6 million of the remaining outstanding principal amount of the 1.625% Notes in cash and settled the excess over the principal amount by issuing 4.5 million shares of our common stock. Under the previously executed bond hedge agreements, we also repurchased an equivalent number of shares of our common stock for no additional consideration, to effectively offset the issuance of shares.

For additional information on these financing activities, see Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended September 29, 2023 compared to the Quarter Ended September 30, 2022

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	September 29, 2023	September 30, 2022	Dollar Change
Revenue	$2,180.8	$2,192.6	$(11.8)
Cost of revenue	1,150.1	1,134.3	15.8
Gross profit	1,030.7	1,058.3	(27.6)
Operating expenses:
Research and development	143.4	145.4	(2.0)
Selling and marketing	68.2	69.5	(1.3)
General and administrative	110.7	84.9	25.8
Amortization of acquisition-related intangible assets	12.0	21.9	(9.9)
Restructuring, asset impairments and other charges, net	9.4	40.3	(30.9)
Goodwill and intangible asset impairment charges	—	271.8	(271.8)
Total operating expenses	343.7	633.8	(290.1)
Operating income	687.0	424.5	262.5
Other income (expense), net:
Interest expense	(16.2)	(23.7)	7.5
Interest income	25.7	4.9	20.8
Gain (loss) on divestiture of business	(0.1)	0.2	(0.3)
Other income	1.1	0.9	0.2
Other income (expense), net	10.5	(17.7)	28.2
Income before income taxes	697.5	406.8	290.7
Income tax provision	(114.6)	(94.9)	(19.7)
Net income	582.9	311.9	271.0
Less: Net income attributable to non-controlling interest	(0.2)	—	(0.2)
Net income attributable to ON Semiconductor Corporation	$582.7	$311.9	$270.8

Revenue

Revenue remained flat at $2,180.8 million compared to $2,192.6 million for the quarters ended September 29, 2023 and September 30, 2022, respectively. We had one customer, a distributor, whose revenue accounted for approximately 11% and

12% of our total revenue for the quarters ended September 29, 2023 and September 30, 2022, respectively. Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended September 29, 2023	As a % of Total Revenue (1)	Quarter Ended September 30, 2022	As a % of Total Revenue (1)
PSG	$1,230.6	56.4%	$1,116.1	50.9%
ASG	621.6	28.5%	734.3	33.5%
ISG	328.6	15.1%	342.2	15.6%
Total revenue	$2,180.8		$2,192.6

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $114.5 million, or approximately 10%, for the quarter ended September 29, 2023 compared to the quarter ended September 30, 2022. Revenue from our Advanced Power Division increased by $172.5 million, primarily driven by our continued ramp in SiC and other power automotive solutions. This was partially offset by a decrease of $58.1 million in our Integrated Circuits, Protection and Signal Division driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG decreased by $112.7 million, or approximately 15%, for the quarter ended September 29, 2023 compared to the quarter ended September 30, 2022. This was primarily due to the decrease in revenue from our Power Management Division driven by planned end of life for targeted products, as well as a general drop in demand for these products.

Revenue from ISG decreased by $13.6 million, or approximately 4%, for the quarter ended September 29, 2023 compared to the quarter ended September 30, 2022, largely driven by a decrease in revenue from our Industrial and Consumer Solutions Division of $27.0 million, partially offset by an increase of $13.3 million in our Automotive Sensing Division. The decrease was due to a decrease in demand for these products.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended September 29, 2023	As a % of Total Revenue (1)	Quarter Ended September 30, 2022	As a % of Total Revenue (1)
Hong Kong	$581.9	26.7%	$617.9	28.2%
Singapore	506.8	23.2%	544.0	24.8%
United Kingdom	464.2	21.3%	372.5	17.0%
United States	424.5	19.5%	415.4	18.9%
Other	203.4	9.3%	242.8	11.1%
Total revenue	$2,180.8		$2,192.6

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $1,030.7 million for the quarter ended September 29, 2023 compared to $1,058.3 million for the quarter ended September 30, 2022. Our gross profit decreased by $27.6 million primarily due to the decline in existing product revenue which negatively impacted gross profit by approximately $130 million, and higher manufacturing costs at our EFK location of approximately $30 million, which includes start up and ramp up costs, along with an unfavorable impact from our foundry business. This decrease was partially offset by new product sales which improved gross profit by approximately $110 million and the inventory reserves on exited product lines recorded during the previous year which did not recur.

Our gross margin decreased by 1% quarter over quarter, primarily due to the impact of the decline in gross margin in ASG and ISG, partially offset by the increase in PSG, which are explained below.

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended September 29, 2023	As a % of Segment Revenue (1)	Quarter Ended September 30, 2022	As a % of Segment Revenue (1)

PSG	$591.0	48.0%	$508.5	45.6%
ASG	283.6	45.6%	381.7	52.0%
ISG	156.1	47.5%	168.1	49.1%
Total gross profit	$1,030.7	47.3%	$1,058.3	48.3%

(1)Certain amounts may not total due to rounding of individual amounts.

Explanation for the increase or decrease in gross profit amounts and gross margin percentages for the quarter ended September 29, 2023 compared to the quarter ended September 30, 2022 is provided below:

PSG gross profit increased by $82.5 million, primarily driven by new product sales which contributed approximately $110 million, and was partially offset by a decline in existing products revenue which negatively impacted gross profit by approximately $40 million. Additionally, we had recorded inventory reserves for certain exited product lines during the prior year which did not recur. PSG gross margin increased by 2.4% to 48.0% from 45.6% due to the above factors.

ASG gross profit decreased by $98.1 million primarily driven by the impact of a decline in product revenue amounting to approximately $80 million and higher manufacturing costs at our EFK location which includes an unfavorable impact of our foundry business of approximately $20 million. ASG gross margin decreased by 6.4% to 45.6% from 52.0%, primarily due to the decline in revenue and impact of the foundry business.

ISG gross profit and gross margin decreased by $12.0 million and 1.6%, respectively, primarily driven by an increase in manufacturing costs to qualify new suppliers.

Operating Expenses

Research and development expenses were $143.4 million for the quarter ended September 29, 2023, as compared to $145.4 million for the quarter ended September 30, 2022, representing a decrease of $2.0 million, or approximately 1%. The decrease in variable compensation expense was offset by an increase in new product development costs.

Selling and marketing expenses were $68.2 million for the quarter ended September 29, 2023, as compared to $69.5 million for the quarter ended September 30, 2022, representing a decrease of $1.3 million, or approximately 2%.

General and administrative expenses were $110.7 million for the quarter ended September 29, 2023, as compared to $84.9 million for the quarter ended September 30, 2022, representing an increase of $25.8 million, or approximately 30%. There was an increase in expenses associated with information technology initiatives and a bad debt provision on outstanding receivable balances generated under an agreement with a business partner. This was partially offset by a decrease in variable compensation expense.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $12.0 million for the quarter ended September 29, 2023, as compared to $21.9 million for the quarter ended September 30, 2022, representing a decrease of $9.9 million, or approximately 45%. The decrease was due to the impairment of intangible assets due to the QCS wind down during the third quarter of 2022 and a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $9.4 million for the quarter ended September 29, 2023, as compared to $40.3 million for the quarter ended September 30, 2022. Amounts incurred for the quarter ended September 29, 2023 related primarily to the business realignment efforts in the third quarter of 2023. Amounts incurred during the quarter ended September 30, 2022 related primarily to severance charges, contract termination costs and litigation expenses related to the QCS wind down.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was zero for the quarter ended September 29, 2023, as compared to $271.8 million for the quarter ended September 30, 2022. During the third quarter of 2022, we approved an exit plan to wind down QCS and and impaired the remaining goodwill and unamortized intangible assets of $215.0 million and $56.8 million, respectively.

Interest Expense

Interest expense decreased by $7.5 million to $16.2 million during the quarter ended September 29, 2023, as compared to $23.7 million during the quarter ended September 30, 2022. The decrease was primarily due to the repayment of the balances under the Term Loan "B" Facility and replacement by the issuance of the 0.50% Notes. Our average gross long-term debt for the quarter ended September 29, 2023 was $3,499.5 million at a weighted-average interest rate of 1.8%, as compared to $3,250.1 million at a weighted-average interest rate of 2.9% for the quarter ended September 30, 2022. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Other Income (Expense)

During the quarter ended September 29, 2023, other income (expense) was an expense of $1.1 million compared to an income of $0.9 million during the quarter ended September 30, 2022.

Income Tax Provision

We recorded an income tax provision of $114.6 million and $94.9 million for the quarters ended September 29, 2023 and September 30, 2022, respectively, representing effective tax rates of 16.4% and 23.3%. The decrease in our effective tax rate is due to the goodwill impairments in the prior year, which were not deductible for tax purposes.

For additional information, see Note 12: ''Income Taxes'' and Note 5: ''Balance Sheet Information and Other Supplemental Disclosures'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended September 29, 2023 compared to the Nine Months Ended September 30, 2022

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	September 29, 2023	September 30, 2022	Dollar Change
Revenue	$6,234.9	$6,222.6	$12.3
Cost of revenue	3,293.3	3,165.9	127.4
Gross profit	2,941.6	3,056.7	(115.1)
Operating expenses:
Research and development	427.1	463.8	(36.7)
Selling and marketing	211.6	213.7	(2.1)
General and administrative	273.8	246.0	27.8
Amortization of acquisition-related intangible assets	39.0	65.1	(26.1)
Restructuring, asset impairments and other charges, net	63.5	25.6	37.9
Goodwill and intangible asset impairment charges	—	386.8	(386.8)
Total operating expenses	1,015.0	1,401.0	(386.0)
Operating income	1,926.6	1,655.7	270.9
Other income (expense), net:
Interest expense	(59.0)	(67.4)	8.4
Interest income	66.8	6.4	60.4
Loss on debt prepayment	(13.3)	(7.3)	(6.0)
Gain (loss) on divestiture of business	(0.7)	2.1	(2.8)
Other income	4.5	9.4	(4.9)
Other income (expense), net	(1.7)	(56.8)	55.1
Income before income taxes	1,924.9	1,598.9	326.0
Income tax provision	(302.7)	(299.4)	(3.3)
Net income	1,622.2	1,299.5	322.7
Less: Net income attributable to non-controlling interest	(1.2)	(1.6)	0.4
Net income attributable to ON Semiconductor Corporation	$1,621.0	$1,297.9	$323.1

Revenue

Revenue was relatively flat at $6,234.9 million compared to $6,222.6 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. We had one customer, a distributor, whose revenue accounted for approximately 10.0% of our total revenue for the nine months ended September 29, 2023 and 12% of our total revenue for the nine months ended September 30, 2022.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended September 29, 2023	As a % of Total Revenue (1)	Nine Months Ended September 30, 2022	As a % of Total Revenue (1)
PSG	$3,363.2	53.9%	$3,159.8	50.8%
ASG	1,863.9	29.9%	2,140.3	34.4%
ISG	1,007.8	16.2%	922.5	14.8%
Total revenue	$6,234.9		$6,222.6

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $203.4 million, or approximately 6%, for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022. The revenue from our Advanced Power Division increased by $407.5 million, offset by a decrease of $204.3 million in our Integrated Circuits, Protection and Signal Division. The increase was primarily driven by our continued ramp in SiC and other power automotive solutions, while the decrease was primarily driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG decreased by $276.4 million, or approximately 13%, for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022. The revenue from our Power Management Division decreased by $298.6 million, primarily driven by the QCS wind down, planned end of life for targeted products as well as a general drop in end-market demand for these products. This was partially offset by an increase of $22.3 million in our Sensor Interface Division driven by foundry business through our EFK location.

Revenue from ISG increased by $85.3 million, or approximately 9%, for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022, which was largely driven by an increase in revenue from our Automotive Sensing Division of $134.9 million primarily due to an increase in average selling prices for some of our products. This was partially offset by a decrease of $49.4 million in our Industrial and Consumer Solutions Division due to lower demand.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Nine Months Ended September 29, 2023	As a % of Total Revenue (1)	Nine Months Ended September 30, 2022	As a % of Total Revenue (1)
Hong Kong	$1,602.5	25.7%	$1,731.9	27.8%
Singapore	1,476.8	23.7%	1,655.5	26.6%
United Kingdom	1,326.8	21.3%	1,077.7	17.3%
United States	1,194.5	19.2%	1,088.3	17.5%
Other	634.3	10.2%	669.2	10.8%
Total revenue	$6,234.9		$6,222.6

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $2,941.6 million for the nine months ended September 29, 2023 compared to $3,056.7 million for the nine months ended September 30, 2022, representing a decrease of $115.1 million, primarily driven by the decline in existing product revenue which negatively impacted gross profit by approximately $200 million, and higher manufacturing costs at our EFK location of approximately $110 million, which includes start up and ramp up costs, along with an unfavorable impact of our foundry business. This decrease was partially offset by new product sales which improved gross profit by approximately $200 million.

Our gross margin decreased by 1.9% from 49.1% for the nine months ended September 30, 2022 to 47.2% for the nine months ended September 29, 2023, due to the impact of the factors explained above.

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Nine Months Ended September 29, 2023	As a % of Segment Revenue (1)	Nine Months Ended September 30, 2022	As a % of Segment Revenue (1)

PSG	$1,608.0	47.8%	$1,494.4	47.3%
ASG	845.2	45.3%	1,128.7	52.7%
ISG	488.4	48.5%	433.6	47.0%
Total gross profit	$2,941.6	47.2%	$3,056.7	49.1%

(1)Certain amounts may not total due to rounding of individual amounts.

Explanation for the increase or decrease in gross profit amounts and gross margin percentages for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022 is provided below:

PSG gross profit increased by $113.6 million primarily driven by increased revenue from new product sales which contributed approximately $200 million, and was partially offset by the impact of the decrease in revenue in existing products amounting to approximately $90 million. PSG gross margin increased by 0.5% from 47.3% to 47.8% primarily due to the new product sales which have lower margins compared to the PSG segment.

ASG gross profit decreased by $283.5 million primarily driven by the decline in existing product revenue which impacted gross profit by approximately $200 million, as well as the higher manufacturing costs at our EFK location which includes the unfavorable impact of our foundry business of approximately $100 million. ASG gross margin decreased by 7.4% from 52.7% to 45.3%, primarily driven by the decline in sales and mix related to our foundry business.

ISG gross profit and gross margin increased by $54.8 million and 1.5%, respectively, primarily driven by favorable pricing and product mix.

Operating Expenses

Research and development expenses were $427.1 million for the nine months ended September 29, 2023, as compared to $463.8 million for the nine months ended September 30, 2022, representing a decrease of $36.7 million, or approximately 8%. The decrease was primarily due to a reduction in expenses relating to variable compensation and consulting and outside services, partially offset by an increase in new product development costs.

Selling and marketing expenses were $211.6 million for the nine months ended September 29, 2023, as compared to $213.7 million for the nine months ended September 30, 2022, representing a decrease of $2.1 million, or approximately 1%. The decrease in variable compensation expense was partially offset by increases in commissions and travel expenses.

General and administrative expenses were $273.8 million for the nine months ended September 29, 2023, as compared to $246.0 million for the nine months ended September 30, 2022, representing an increase of $27.8 million, or approximately 11%. There was an increase in expenses associated with information technology initiatives and a bad debt provision on outstanding receivable balances generated under an agreement with a business partner. This was partially offset by a decrease in variable compensation expense.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $39.0 million and $65.1 million for the nine months ended September 29, 2023 and September 30, 2022, respectively, representing a decrease of $26.1 million, or approximately 40%. The decrease was due to the impairment of intangible assets associated with the QCS wind down and a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $63.5 million for the nine months ended September 29, 2023, as compared to a credit of $25.6 million for the nine months ended September 30, 2022, representing an increase of $37.9 million. Amounts incurred for the nine months ended September 29, 2023 related primarily to the business realignment efforts in the first and third quarters of 2023. Amounts incurred for the nine months ended September 30, 2022 related to severance charges, contract termination costs and litigation expenses related to the QCS wind down.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment was zero for the nine months ended September 29, 2023, as compared to $386.8 million for the nine months ended September 30, 2022. During the second quarter of 2022, we recorded a goodwill impairment charge of $115.0 million as a result of a shift in our focus on long-term product mix in our strategic markets. During the third quarter of 2022, we approved an exit plan to wind down QCS and recorded goodwill and intangible asset impairment charges of $215.0 million and $56.8 million, respectively.

Interest Expense

Interest expense decreased by $8.4 million to $59.0 million during the nine months ended September 29, 2023, as compared to $67.4 million during the nine months ended September 30, 2022. The decrease was primarily due to the repayment of the balances under the Term Loan "B" Facility and replacement by the issuance of the 0.50% Notes. Our average gross long-term debt balance for the nine months ended September 29, 2023 was $3,363.9 million at a weighted-average interest rate of 2.3%, as compared to $3,253.5 million at a weighted-average interest rate of 2.8% for the nine months ended September 30, 2022. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Loss on Debt Prepayment

Loss on debt prepayment was $13.3 million for the nine months ended September 29, 2023 due to the write-off relating to the repayment of the Term Loan "B" Facility, as compared to $7.3 million for the nine months ended September 30, 2022 due to the write-off relating to the partial repayment of the Term Loan "B" Facility. See Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was income of $4.5 million for the nine months ended September 29, 2023 as compared to income of $9.4 million for the nine months ended September 30, 2022. The decrease was primarily due to an increase in transaction losses resulting from fluctuations in foreign currencies, partially offset by a gain resulting from the termination of interest rate swaps.

Income Tax Provision

We recorded an income tax provision of $302.7 million and $299.4 million during the nine months ended September 29, 2023 and September 30, 2022, respectively, representing effective tax rates of 15.7% and 18.7%. The decrease in our effective tax rate is due to the goodwill impairments during the prior year, which were not deductible for tax purposes.

For additional information, see Note 12: ''Income Taxes'' and Note 5: ''Balance Sheet Information and Other Supplemental Disclosures'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources, including any amounts required to satisfy our current portion of long-term debt. Our cash and cash equivalents was approximately $2.7 billion as of September 29, 2023, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $1,366.3 million and $1,901.8 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The decrease of $535.5 million was primarily attributable to increased working capital requirements in light of our strategic investments in SiC products and LTSA commitments.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals, and in meeting LTSA commitments and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $1,352.7 million and $563.6 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The increase of $789.1 million was primarily attributable to capital expenditures and the remaining payment of $236.3 million related to the acquisition of our EFK location. During the nine months ended September 29, 2023 and September 30, 2022, we paid $1,185.1 million and $663.0 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue during the nine months ended September 29, 2023 increased to approximately 19%, primarily as a result of investments to expand SiC manufacturing capacity. For the remainder of 2023, we expect capital expenditures to remain at approximately 19% of revenue.

Financing Activities

Our cash flows used in financing activities were $254.3 million and $240.3 million for the nine months ended September 29, 2023 and September 30, 2022, respectively. The increase of $14.0 million was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity. During the second quarter of 2023, we replaced the Revolver due 2024 maturing on June 28, 2024 with the Revolving Credit Facility. Other than the 1.625% Notes, we do not have any meaningful debt maturing during the next 12 months. Our 0% Notes are also classified as a current liability based on share price trigger provisions. We expect to continue our Share Repurchase Program subject to market conditions, the price of our shares and other factors (including liquidity needs). However, the Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

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

Debt Guarantees and Related Covenants

As of September 29, 2023, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes and with covenants included in the New Credit Agreement. The 0% Notes, 0.50% Notes, 3.875% Notes and 1.625% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see our 2022 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 29, 2023.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 29, 2023 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended September 29, 2023:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 1, 2023 - July 28, 2023	109	99.17	—	2,836.0
July 29, 2023 - August 25, 2023	581,839	93.73	580,967	2,781.5
August 26, 2023 - September 29, 2023	477,642	95.42	477,606	2,736.0
Total	1,059,590	94.49	1,058,573

(1)    These time periods represent our fiscal month start and end dates for the third quarter of 2023.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

In February 2023, the Board of Directors approved a new share repurchase program (the “Share Repurchase Program”), which allows for the repurchase of our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, has an aggregate limit of $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors (including liquidity needs). The Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

There were 1.1 million shares of the Company's common stock repurchased under the share repurchase program during the quarter ended September 29, 2023. As of September 29, 2023, the authorized amount remaining under the Share Repurchase Program was approximately $2.7 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended September 29, 2023, two individuals, one serving as a director and a second serving as an officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company, adopted or terminated a trading arrangement for the purchase or sale of the Company’s securities as described in Item 408 of Regulation S-K. The material terms of these plans, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1 Plan”), are as follows:

•Alan Campbell, a director of the Company, adopted a Rule 10b5-1 Plan on August 4, 2023. Under this plan, a total of 36,269 shares of the Company’s common stock may be sold before the plan expires on December 31, 2024.

•Thad Trent, Executive Vice President, Chief Financial Officer and Treasurer of the Company, adopted a Rule 10b5-1 Plan on September 14, 2023. Under this plan, a total of 50,000 shares of the Company’s common stock may be sold before the plan expires on December 31, 2024.

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	October 30, 2023	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and officer duly authorized to sign this report)

		By:	/s/ BERNARD R. COLPITTS, JR.
Bernard R. Colpitts, Jr.
Chief Accounting Officer
(Principal Accounting Officer and officer duly authorized to sign this report)