Form 10-K
period 2023-12-31
ON SEMICONDUCTOR CORP
filed 2024-02-05
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $40,710,818,329 as of June 30, 2023, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at January 31, 2024 was 427,328,652.

Documents Incorporated by Reference
Portions of the registrant's Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver assistance systems
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented reality/virtual reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASU	Accounting Standards Update
CMOS	Complementary metal oxide semiconductor
Commission or SEC	Securities and Exchange Commission
ECL	Emitter coupled logic
EFK	East Fishkill, New York fabrication facility
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
FASB	Financial Accounting Standards Board
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPRD	In-process research and development
LIBO Rate	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LSI	Large-scale integration
MOSFET	Metal oxide semiconductor field effect transistor
New Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
OEM	Original equipment manufacturers
PC	Personal computer
Prior Credit Agreement	Credit agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolver due 2024 and the Term Loan "B" Facility, that was terminated on June 22, 2023 and replaced by the New Credit Agreement.
PRP	Potentially responsible party
QCS	Division within ASG, primarily associated with the legacy Quantenna division

Revolver due 2024	A $1.97 billion revolving credit facility created pursuant to the Prior Credit Agreement
Revolving Credit Facility	A $1.5 billion revolving credit facility created pursuant to the New Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
Securities Act	Securities Act of 1933, as amended
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SPAD	Single photon avalanche diode arrays
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Prior Credit Agreement
U.S. or United States	United States of America
WBG	Wide band gap

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our," or the "Company"), was incorporated under the laws of the state of Delaware in 1992.

We provide intelligent power and intelligent sensing solutions with a primary focus towards automotive and industrial markets to help our customers solve challenging problems and create cutting-edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power and storage systems. Our intelligent power solutions for the automotive industry allow our customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

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

As of December 31, 2023, we were organized into the following three operating and reportable segments: the Power Solutions Group ("PSG"), the Advanced Solutions Group ("ASG") and the Intelligent Sensing Group ("ISG").

Business Strategy Developments

Our primary focus continues to be on profitable revenue and operating income growth by capturing high-growth megatrends in our focused end-markets of automotive and industrial infrastructure. We are designing products in highly-differentiated markets focused on customer needs while optimizing our manufacturing footprint to support growth and maintain gross margins through efficiencies and new product development.

We are focused on achieving efficiencies in our operating and capital expenditures, capital allocation on research and development investments and resources to accelerate growth in high-margin products and end-markets. During the year, we ramped up manufacturing at our EFK location, as well as expanded our capacity in Hudson, New Hampshire, Roznov, the Czech Republic, and Bucheon, South Korea to increase our SiC manufacturing capabilities to meet the growing demand for our SiC-based solutions.

Business Realignment

During 2023, we realigned our operating models in ASG, Corporate information technology ("IT") organization and certain manufacturing locations in order to streamline our operations, achieve organizational efficiencies and consolidate resources into fewer, common sites across the world to align with the next phase of our multi-year "Fab Right" manufacturing strategy. Under these business realignment efforts, approximately 1,900 employees were notified of their employment termination. We incurred severance and related charges of approximately $59.1 million related to these actions in 2023.

2023 Financing activities

0.50% Convertible Senior Notes due 2029

On February 28, 2023, we completed the offering of $1.5 billion aggregate principal amount of our 0.50% Notes and utilized the net proceeds along with cash generated from operations to (i) repay $1,086.0 million of the outstanding indebtedness under the Term Loan “B” Facility and the related transaction fees and expenses, (ii) pay $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and (iii) for general corporate purposes.

New Credit Agreement

On June 22, 2023, we entered into the New Credit Agreement to replace the Revolver due 2024, which was maturing on June 28, 2024. We drew $375.0 million against the Revolving Credit Facility and repaid the entire outstanding balance under the Revolver due 2024. We had previously repaid $125.0 million of the outstanding balance under the Revolver due 2024 during the first quarter of 2023. As of December 31, 2023, we had approximately $1.1 billion available under the Revolving Credit Facility for future borrowings.

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

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information related to our restructuring efforts and financing activities.

Acquisitions and Divestitures during 2021 and 2022

On October 28, 2021, we completed our acquisition of GT Advanced Technologies Inc. ("GTAT"), a producer of SiC substrates. The purchase price for the acquisition was $434.9 million, which included cash consideration of $424.6 million and effective settlement of pre-acquisition balances (non-cash) of approximately $10.0 million, in exchange for all of the outstanding equity interests of GTAT.

On December 31, 2022, we completed the acquisition of the manufacturing facility at EFK along with certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS") for total consideration of $406.3 million. We paid GFUS $236.3 million, $100.0 million and $70.0 million during 2023, 2020 and 2019, respectively.

During 2022, in line with our business strategy, we divested four wafer manufacturing facilities in Oudenaarde, Belgium, South Portland, Maine, Pocatello, Idaho and Niigata, Japan. We entered into wafer supply agreements with the respective buyers of these facilities to help minimize disruptions in our ability to meet customer demand for our products.

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

The following table illustrates the product technologies under each of our segments based on our operating strategy:

	PSG	ASG	ISG
2023 Revenue (%)	54%	30%	16%

	Analog products	Analog products	Actuator Drivers
	SiC products	ASIC products	CMOS Image Sensors
	Discrete products	ECL products	Image Signal Processors
	MOSFET products	Foundry products / services	Single Photon Detectors
	Power Module products	Gate Driver products
	Isolation products	LSI products
	Memory products	Standard Logic products
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

ASG

ASG designs and develops analog, mixed-signal, Power Management ICs and Sensor Interface devices for a broad base of end-users in the Automotive, Industrial, Compute and Mobile end-markets. We implement a platform-based design approach to rapidly proliferate product portfolios. ASG offers technology that provides our customers system-level differentiation such as multi-phase controllers, gate drivers, DC-DC converters, AC-DC converters, ultrasonic sensors, inductive sensors, audiology digital signal processors, analog front ends, Bluetooth Low Energy, wired connectivity and more.
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

Customers

We sell our products to distributors and direct customers for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers and our sales agreements are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply. During 2023, we continued to enter into long-term supply agreements with certain strategic end-customers, which generally include minimum purchase commitments or amended existing terms based on mutual agreements. Certain of our agreements, subject to our standard terms and conditions, have provisions allowing for renegotiation upon mutual agreement.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. Unless otherwise agreed in writing with our customers, they may cancel orders 120 days prior to shipment for standard products without penalty and, for custom products, prior to shipment, provided they pay onsemi's actual costs incurred as of the date we receive the cancellation notice. The loss of one of our large customers would have a material adverse effect on the operations of the respective segment and may have a material adverse effect on our consolidated results of operations.

Distributors

Sales to distributors accounted for approximately 52% of our revenue in 2023, 58% of our revenue in 2022 and 64% of our revenue in 2021. There were no distributors whose revenue exceeded 10% or more of total revenue for the year ended December 31, 2023. We had one distributor whose revenue accounted for approximately 12% and 13% of the total revenue for the years ended December 31, 2022 and 2021, respectively. Our distributors resell our products to OEMs, contract manufacturers, and other end-customers. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

Direct Customers

Sales to direct customers, accounted for approximately 48% of our revenue in 2023, 42% of our revenue in 2022 and 36% of our revenue in 2021. Large multi-nationals and selected regional OEMs, which are significant in specific markets, form our core direct customers. Generally, these customers do not have the right to return our products following a sale other than pursuant to our warranty.

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

End-Markets

We serve a broad base of end-user markets, with a primary focus towards automotive and industrial. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors) of our revenue generated from each end-market during 2023, and sample applications for our products. Other includes the end-markets of computing, consumer, networking, communication, etc.

	Automotive	Industrial	Other
2023 Revenue (%)	52%	28%	20%

Sample applications	EV	Energy & EV Charging Infrastructure	Cloud Computing/Data Center Servers
	ADAS	Industrial Automation	5G Base Stations
	Power Management	Security & Surveillance	Graphics Cards
	Powertrain	Machine Vision	Gaming, Home Entertainment Systems, & Set Top Boxes
	In-Vehicle Networking	Smart Cities & Buildings	Routers
	Body & Interior	Hearing Health, Diagnostic, Therapy, & Monitoring	Notebooks, Laptops, Desktop PCs and Tablets
	Lighting	Power Solutions	USB Type-C
	Sensors	AR/VR	White Goods
	Engine Control	Motor Control	Power Supplies
		Robotics	Smart Phones

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

PSG

Our competitive strengths include our core competencies of leading-edge fabrication technologies, micro and module packaging expertise, breadth of product line and IP portfolio, high-quality, cost-effective manufacturing and supply chain management, which helps to ensure supply to our customers. Our commitment to continual innovation allows us to provide an ever-broader range of semiconductor solutions to our customers who differentiate in power density and power efficiency, the key performance characteristics driving our markets.

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
Our ability to compete successfully depends on internal and external variables. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability of supply, customer service, pricing, industry trends and general economic trends. Competitors for certain of ASG's products and solutions include: TI, Analog Devices, Inc., Infineon, STMicroelectronics, Renesas Electronics Corporation, Monolithic Power Systems Inc. and NXP Semiconductors N.V. ("NXP").
ISG

ISG differentiates itself from the competition through deep technical knowledge and close customer relationships to drive leading edge sensing performance primarily in machine vision applications. ISG has significant imaging experience and was one of the earliest to commercialize CMOS active pixel sensors and introduce CMOS technology in many of our markets. ISG has leveraged this expertise into market-leading positions in automotive and industrial applications, which allows us to offer technical and end-user applications knowledge to help customers develop innovative sensing solutions across a broad range of end-user needs.

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

Resources

Raw Materials

Our manufacturing processes use many raw materials, including silicon wafers, SiC wafers, laminate substrates, gold, copper, lead frames, mold compound, ceramic packages and various chemicals and gases, as well as other production supplies used in our manufacturing processes. We seek to obtain our raw materials and supplies in a timely, planned manner from our suppliers to allow for our manufacturing cycle to align with the timing of our customer demands. However, suppliers may extend lead times, limit supplies or increase prices due to capacity constraints or other factors beyond our control.

Manufacturing and Design Operations

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island and Texas. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, South Korea, the Philippines, Romania, Singapore, the Slovak Republic, Slovenia, Switzerland, Taiwan and the United Kingdom. We operate front-end wafer fabrication facilities in the United States, the Czech Republic, Japan, South Korea, and Malaysia and back-end assembly and test site facilities in Canada, China, Malaysia, the Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Hudson, New Hampshire manufactures SiC crystal boules and our facilities in Rožnov pod Radhoštěm, the Czech Republic and Bucheon, South Korea manufactures silicon and SiC wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or pursuant to joint ventures, the reportable segments that use such facilities, and the approximate gross square footage of each site's building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reportable Segment	Size (sq. ft.)

Front-end Facilities:
East Fishkill, New York	ASG, ISG and PSG	2,724,137
Gresham, Oregon	ASG, ISG and PSG	558,457
Rožnov pod Radhoštěm, the Czech Republic	ASG and PSG	438,882
Seremban, Malaysia (Site 2) (3)	ASG and PSG	133,061
Bucheon, South Korea	ASG and PSG	1,113,938
Mountaintop, Pennsylvania	ASG and PSG	437,000
Aizuwakamatsu, Japan	ASG and PSG	734,482

Back-end Facilities:
Burlington, Canada (1)	ASG	95,440
Leshan, China (3)	ASG and PSG	416,339
Seremban, Malaysia (Site 1) (3)	ASG, ISG and PSG	328,275
Carmona, Philippines (3)	ASG, ISG and PSG	926,367
Tarlac City, Philippines (3)	ASG, ISG and PSG	381,764
Shenzhen, China (1)	ASG, ISG and PSG	275,463
Bien Hoa, Vietnam (3)	ASG and PSG	294,418
Nampa, Idaho (1) (2)	ISG	166,268
Cebu, Philippines (3)	ASG and PSG	228,460
Suzhou, China (3)	ASG and PSG	452,639

Other Facilities:
Rožnov pod Radhoštěm, the Czech Republic	ASG, ISG and PSG	11,873
Thuan An District, Vietnam (3)	ASG and PSG	30,494
Hudson, New Hampshire (1)	PSG	272,036
_______________________

(1)These facilities are leased.
(2)This facility is used for both front-end and back-end operations.
(3)These facilities are located on leased land.

For additional information regarding acquisitions and divestitures, see Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

All of our manufacturing facilities are fully owned and operated by us, except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner is Leshan Radio Company Ltd. ("Leshan Radio"), formerly a Chinese state-owned enterprise. Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We purchased 80% of Leshan's production capacity in each of 2023, 2022 and 2021, and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2024.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These manufacturers collectively accounted for approximately 36% of our total manufacturing input costs in 2023, 43% in 2022 and 37% in 2021.

For information regarding risks associated with our foreign operations, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under worldwide trademarks, including the ON Semiconductor, ON, onsemi, and various product names and logos, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We acquired, licensed or sublicensed a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous United States and foreign patents issued, allowed and pending. As of December 31, 2023, we held patents with expiration dates ranging from 2024 to 2043. We do not consider our business substantially dependent on any single onsemi patent. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate.

For information regarding risks associated with intellectual property, see "Risk Factors — Trends, Risks and Uncertainties Related to Intellectual Property" included elsewhere in this Form 10-K.

Seasonality

We believe our business today is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality, as was the case historically. However, we could again experience period-to-period fluctuations in operating results due to general industry or macroeconomic conditions. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.
Government Regulation

Our manufacturing operations are subject to various United States and foreign environmental and worker health and safety laws and regulations. These laws and regulations include those relating to emissions and discharges into the air and water, the management and disposal of hazardous substances, the release of hazardous substances into the environment at or from our facilities and at other sites and the investigation and remediation of contamination. As with other companies engaged in like businesses, the nature of our operations exposes us to the risk of liabilities and claims, regardless of fault, with respect to such matters, including personal injury claims and civil and criminal fines.

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2023 were not material, and we do not currently expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

We are also subject to numerous United States and foreign laws and regulations, including, without limitation, tariffs, trade sanctions, trade barriers, trade embargoes, regulations relating to import-export control, technology transfer restrictions, the International Traffic in Arms Regulation promulgated under the Arms Export Control Act ("ITAR"), the Foreign Corrupt Practices Act ("FCPA"), and the anti-boycott provisions of the U.S. Export Administration Act. Additionally, United States and foreign governmental authorities have taken, and may continue to take, administrative, legislative or regulatory action that could impact our operations.

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2023 were not material, and we do not currently expect the cost of complying with existing trade laws and regulations to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Environmental, Social and Governance Initiatives

onsemi strives to be a responsible corporate citizen. We uphold ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to environmental, social and governance priorities will help enhance long-term value for our stockholders.

onsemi strives to protect and respect its environment and energy resources for future generations throughout its operations, including wafer fabrication, assembly, test, support operations, and through its value chain. In 2022, onsemi affirmed its climate change policy, highlighting the focus areas for its climate change-related actions. We have a goal to achieve net zero emissions by 2040, and we are currently formulating the strategy and taking initial steps towards the achievement.

We work together with our customers, peers, partners and suppliers to promote continual improvement in human rights, labor, environment, health and safety, anti-corruption, ethics and management system standards within our operations and our supply chain. We proactively comply with the Responsible Business Alliance (“RBA”) Code of Conduct, which is aimed at eliminating forced labor, slavery and human trafficking and conflict minerals, pursuant to our involvement with the Responsible Minerals Initiative.

Our Board of Directors (the "Board of Directors") and management regularly evaluate our corporate responsibility policies, including our Code of Business Conduct and other corporate social responsibility policies and programs, to help ensure an effective outcome and adherence by our employees, suppliers, vendors and partners.

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

Headcount

As of December 31, 2023, we had approximately 30,000 regular full-time employees and approximately 100 part-time and temporary employees in facilities located in 33 countries. Approximately 13.8% of our regular full-time employees are located in the United States and Canada, 11.3% in Europe and Middle Eastern countries and 74.9% in Asia Pacific and Japan, with approximately 75.3% engaged in manufacturing, 1.8% in research and development, 3.7% in customer service or other aspects of sales and marketing, and 19.2% in other roles. Approximately 97 of our domestic employees (or approximately 2.4% of our United States-based employees) are covered by a collective bargaining agreement. All of these employees are located at our Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic and Belgium) or similar arrangements or are represented by workers councils.

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

Turnover

We monitor employee turnover rates by region and globally. The average tenure of our employees is approximately 10 years and approximately 40% of our employees have been employed by us for more than 10 years. We believe our compensation philosophy, along with the career growth and development opportunities promotes longer employee tenure and reduces voluntary turnover.

Information about Our Executive Officers

Certain information concerning our executive officers as of February 5, 2024 is set forth below.

Name	Age	Position
Hassane El-Khoury	44	President, Chief Executive Officer and Director
Thad Trent	56	Executive Vice President, Chief Financial Officer and Treasurer
Ross F. Jatou	54	Senior Vice President and General Manager, ISG
Simon Keeton	50	Executive Vice President and General Manager, PSG
Sudhir Gopalswamy	54	Senior Vice President and General Manager, ASG

All of our executive officers are also officers of SCI LLC. The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There are no family relationships among our executive officers.

Hassane El-Khoury. Mr. El-Khoury was appointed as President, Chief Executive Officer and Director of onsemi in December 2020. Prior to joining onsemi, he spent 13 years at Cypress Semiconductor Corporation, a semiconductor design and manufacturing company ("Cypress"), serving as Chief Executive Officer from August 2016 to April 2020. During his time at Cypress, he held various positions spanning business unit management, product development, applications engineering and business development. Additionally, Mr. El-Khoury currently serves as a member of the board of directors at Leia, Inc. He holds a Bachelor of Science in electrical engineering from Lawrence Technological University and a Master's of Engineering Management from Oakland University.

Thad Trent. Mr. Trent was appointed Executive Vice President and Chief Financial Officer and Treasurer of onsemi in February 2021. Mr. Trent has held several leadership roles throughout his career. He served as Chief Financial Officer at Cypress ("Cypress CFO") responsible for strategic planning, accounting, investor relations, tax, corporate development and information technology. He first joined Cypress in 2005, and served as Cypress CFO from June 2014 until its sale to Infineon in April 2020. Under his leadership, Cypress’ revenue increased from $723 million to $2.5 billion, and the enterprise value increased five times during his five-year tenure as Cypress CFO. He is a seasoned finance professional with progressive leadership and management experience with both global publicly held technology companies and startups. Mr. Trent has a proven track record of driving sustainable financial performance, transformative mergers and acquisitions, operational excellence, process efficiency, financial leadership and robust compliance and regulatory control. He earned his Bachelor of Science in business administration and finance at San Diego State University.

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

Sudhir Gopalswamy. Mr. Gopalswamy joined onsemi in March 2022 and is currently the Senior Vice President and General Manager, ASG of onsemi. Prior to April 2023 when he was appointed to lead ASG, Mr. Gopalswamy was the Chief Strategy Officer driving our corporate strategy development, annual strategic planning cycle and other key initiatives. Before joining onsemi, he served as Principal at Shamago Advisors from March 2021 to March 2022. Mr. Gopalswamy worked at Cypress from 2008 until its 2020 acquisition by Infineon. Following that acquisition, Mr. Gopalswamy was appointed Executive Vice President and Board Member of the Connected Secure Systems Division of Infineon and served in that role until March 2021. Before joining Cypress in 2008, he held leadership positions with ever-increasing scope at Intel and Conexant Systems, Inc. Mr. Gopalswamy holds a Bachelor of Science in Electrical Engineering from Purdue University, as well as a Master in Business Administration from Duke University, and he has also attended Stanford Directors’ College at Stanford University.

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

Trends, Risks and Uncertainties Related to Our Business

The manufacturing and other operations required to produce our products are highly dependent on the efficient operation of numerous processes, including processes contingent upon third-party component manufacturers and other service providers, and any disruption in these processes could have a material adverse effect on our business and results of operations.

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

In addition, for certain manufacturing activities and for the supply of raw materials, we utilize third-party suppliers. Our agreements with these manufacturers typically require us to commit to purchase services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services provided deteriorated or our forecasted needs proved to be materially incorrect. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources. Shortages could occur in various essential raw materials, and if we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increase significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.

Our manufacturing efficiency is contingent upon the operations of these interdependent processes and will continue to be an important factor in our future profitability, and there can be no assurance that we will be able to maintain this manufacturing efficiency, increase manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. For example, public health crises like the COVID-19 pandemic and related adverse public health developments may cause disruption to our domestic and international operations. Any associated worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures and/or other travel or health-related restrictions could, depending on the magnitude of such effects on our manufacturing activities (or activities of our suppliers, third-party distributors or sub-contractors), could cause disruption and delay to our supply chain, manufacturing and product shipments. Such disruption and delays could materially adversely affect our business, results of operations and financial condition.

In addition, if we are unable to utilize our manufacturing facilities, testing facilities and external manufacturers at expected or minimum purchase obligation levels, or if production capacity increases while revenue does not, the fixed costs and other operating expenses associated with these facilities and arrangements will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations. Further, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this could strain our manufacturing and supply chain operations, and negatively impact our working capital. Moreover, if we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges.

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

In addition, implementation of a business strategy may lead to the disruption of our existing business operations. For example, in light of our goal to achieve net zero emissions by 2040, we may take actions to pursue our goal of generating net-zero emissions that may result in material expenditures that could impact our financial condition or results of operations and/or could disrupt our existing operations. Similarly, the contingent risks associated with transferring our existing operations to an acquirer, as is the case with several transition services being provided in connection with some of our prior divestitures, could materially impact our financial condition or results of operations and/or could disrupt our existing operations, especially if the acquirer is unable to meet its commitments under any transition services agreements or if the acquirer encounters financial difficulty. Furthermore, our increased investment in manufacturing capacity (including increased investment in capacity for SiC-based products and technology), while concurrently divesting other non-strategic operations, may adversely impact our existing operations, require additional management time and effort to implement successfully, and lead to higher than anticipated capital expenditures.

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

In addition, to streamline our operations and for efficiency purposes, we are pursuing a number of actions, including the outsourcing of certain internal business processes and the deployment of enhanced end-to-end digital processes (which, in some cases, include the use of AI) for certain business use cases. Such opportunities for improvement and enhanced productivity bring risks associated with managing change, transition costs, and the potential for reduced productivity or user error, in addition to those risks specific to each new process.

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

The semiconductor industry is characterized by rapidly changing technologies, innovation, short product life cycles, evolving regulatory and industry standards and certifications, changing customer needs and frequent new product introductions. Products are often replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of older products. In certain limited cases, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for products we sell, our business and results of operations could be materially adversely affected. If our new product development efforts fail to align with the needs of our customers, our business and results of operations could be materially adversely affected.

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

If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our products, and our ability to increase our position in our current markets, expand into adjacent and new markets, and optimize operational performance. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Our gross margins vary due to a variety of factors. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

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

In addition, some of our competitors may receive governmental subsidies or other incentives that give them a competitive advantage over us. For example, the U.S. and the European Union have enacted legislation to provide funding and incentives for semiconductor research, development, and manufacturing in their respective regions. If we are unable to access such funding or incentives, or if our competitors receive more funding or incentives than we do, we may be at a disadvantage in developing and producing new or improved products or technologies, which could adversely affect our market share, revenue and profitability.

Because a significant portion of our revenue is derived from customers in the automotive and industrial end-markets, including revenue pursuant to our long-term supply agreements, a downturn or lower sales to customers in either end-market could materially adversely affect our business and results of operations.

A significant portion of our sales are to customers within the automotive industry and the industrial sector. Sales into the automotive and industrial end-markets represented approximately 52% and 28% of our revenue, respectively, for the year ended December 31, 2023. The automotive industry is cyclical and the industrial sector tends to thrive during a time of economic expansion, and, as a result, our customers in each end-market are sensitive to changes in general economic conditions, inflationary pressure, increases in interest rates, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Changes in demand in these end-markets can significantly impact our operating results. Additionally, public health crises like the COVID-19 pandemic have the potential to disrupt sales activities to customers in these end-markets, as well as the other end-markets we serve. Lastly, the quantity and price of our products sold to customers in each end-market could decline despite continued growth in such end-markets. Lower sales to customers in either end-market may have a material adverse effect on our business and results of operations.

Further, to the extent we have long-term supply agreements with our customers in multiple end-markets which includes fixed pricing, we could be subject to fluctuating manufacturing costs that could negatively impact our profitability. Additionally, under our long-term supply agreements, we could incur certain obligations if we are not able to fulfill our commitments. Furthermore, certain customers, from time to time, have sought and may seek to amend the delivery or other terms of their long-term supply agreements with us. When any such contractual amendments are made, the timing, pricing or amount of products delivered under such long-term supply agreements may be modified in circumstances where we believe it advances the long-term customer relationship or provides us with other benefits. Such an event could have an impact on our results of operations.

Our operating results depend, in part, on the performance of independent distributors.

A portion of our sales occurs through global and regional distributors that are not under our control. We rely on distributors to grow and develop their customer base and anticipate customer needs, and any lack of such actions by our distributors may adversely affect our results of operations. These independent distributors also generally represent product lines offered by several companies and are not subject to any minimum sales requirements or obligation to market our products to their customers. In turn, distributors could reduce their sales efforts for our products or choose to terminate their representation of us. In addition, in the event a distributor were to face financial difficulty, experience significant operational disruptions or terminate its operations, our revenue and results of operations may be adversely affected. Furthermore, if a significant distributor terminates its operations or were to merge with another distributor, we may be more reliant and dependent on the distribution network of our remaining distributors. Additionally, we rely on our distributors to provide accurate and timely sales reports in order for us to be able to generate financial reports that accurately represent distributor sales of our products during any given period. Any inaccuracies or untimely reports could adversely affect our ability to produce accurate and timely financial reports and recognize revenue.

Changes in, and the regulatory implementation of, tariffs or other government trade policies or political conditions could reduce demand for our products, limit our ability to sell our products to certain customers or our ability to comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.

The imposition of tariffs, export controls and other trade restrictions as a result of international trade disputes or changes in trade policies or political conditions may adversely affect our sales and profitability. For example, additional tariffs, other export regulations and the related geopolitical uncertainty between the United States and China and other countries may cause decreased end-market demand for our products from distributors and other customers, which could have a material adverse effect on our business and results of operations. More specifically, our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests, may be subjected to increased costs or additional trade restrictions stemming from the geopolitical tension between the U.S. and China. Additional tariffs, export controls or other trade restrictions between the two countries could materially adversely affect our results of operations.

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

We have sizeable sales and operations in the Asia/Pacific region and Europe, and a significant amount of this business is transacted in currency other than U.S. dollars. In addition, while a significant percentage of our cash is generated outside the United States, many of our liabilities, including our outstanding indebtedness, and certain other cash payments, such as share repurchases, are payable in the United States in U.S. dollars. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.

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

Infringement or misappropriation of our IP could result in lost market and revenue opportunities, and if we are unable to enforce and protect our IP it could have an adverse impact on our competitive position and business. Further, our assertion of IP rights often results in the other party seeking to assert alleged IP rights of its own against us, which may materially and adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, results of operations or cash flows.

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

Trends, Risks and Uncertainties Related to Technology and Data Privacy

Disruptions or breaches of our information technology systems could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.

We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is important to our operations and business strategy. We have experienced and expect to continue to experience disruptions, failures or breaches of our information technology environment, such as those caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cyber-security measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. Although we are not aware of any cybersecurity incidents impacting us directly that have been material to us as of the year ended December 31, 2023, we continue to devote resources to reduce the risk of or alleviate cyber-security breaches and vulnerabilities and those costs could be significant. Our efforts to address these problems may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing operations, distribution or other critical functions. Any compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Further, AI capabilities may be used to identify vulnerabilities and craft increasingly sophisticated cyber-security attacks. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. We maintain cyber risk insurance, although an insufficiency of insurance coverage could adversely affect our cash flows and overall profitability. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity, such as the recently enacted SEC rules requiring disclosure of a material cybersecurity incident, may be costly and any failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.

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

The semiconductor industry continues to be subject to increasing environmental regulations, particularly those that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. We also have operations subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:
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

Failure to comply with these laws or regulations could subject us to significant costs and liabilities. To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expenses and liabilities, which could materially adversely affect our results of operations and financial condition.

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

Changes in tax legislation or exposure to additional tax liabilities, could adversely affect our results of operations and financial condition.

We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex income tax and transfer pricing regulations in the United States and foreign jurisdictions. Changes to, or interpretations of, tax legislation or regulations could significantly increase our effective tax rate and ultimately reduce our cash flow from operating activities. In addition, other factors or events, such as changes to our operating structure, strategy and investment decisions, could also increase our future effective tax rate and ultimately reduce our cash flow from operating activities.

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

Further changes in tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (“OECD”). For example, the OECD continues to advance proposals for modernizing international tax rules, including the introduction of global minimum tax standards.

These changes, if adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes, which could have a material impact on our results of operations and financial condition.

Furthermore, the impact of any new tax legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made and future regulatory guidance.

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

Many investors also expect companies to disclose corporate social and environmental policies, practices and metrics under voluntary disclosure standards and frameworks. We periodically communicate our strategies, goals and targets related to our corporate social and environmental policies and programs. These strategies, goals and targets, and their underlying assumptions and projections, reflect our current plans and aspirations, but we may be unable to achieve them. It is also possible that our investors might not be satisfied with our policies, programs, goals, performance and related disclosures, or the speed of their adoption, implementation and measurable success, or that we have adopted such policies, programs and commitments at all.

In addition, unfavorable ratings or assessment of our corporate social and environmental policies and programs, including our compliance with certain voluntary disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.

Furthermore, in light of our goal to achieve net zero emissions by 2040, future customer or investor expectations and regulatory requirements, we may take actions to pursue our goal of generating net-zero emissions or to alter our processes that may result in material expenditures that could impact our financial condition or results of operations and/or could disrupt our existing operations.

Trends, Risks and Uncertainties Related to Our Indebtedness

Our debt could materially adversely affect our financial condition and results of operations.

As of December 31, 2023, we had $3,379.9 million of outstanding principal relating to our indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. As of December 31, 2023, we had approximately $1.1 billion available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including impacting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes.

To the extent that we continue to maintain or expand our significant indebtedness, our financial condition and results of operations may be materially adversely affected.

The inability to meet our obligations under our New Credit Agreement could materially and adversely affect us by, among other things, limiting our ability to conduct our operations and reducing our flexibility to respond to changing business and economic conditions.

The obligations under the New Credit Agreement are collateralized by a lien on substantially all of the personal property of our domestic subsidiaries. As a result, if we are unable to satisfy our obligations under the New Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, the New Credit Agreement requires mandatory prepayment if the outstanding amounts drawn thereunder exceed the total commitments, which may result in prepaying outstanding amounts under the Revolving Credit Facility rather than using funds for other business purposes. Our financing structure, and any inability to meet our obligations thereunder, could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.

The agreements relating to our indebtedness, including the New Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.

Our debt agreements, including the New Credit Agreement and the 3.875% Notes, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to: incur additional debt; incur liens; make certain investments or acquisitions; redeem, or otherwise perform our obligations under the terms of, our 3.875% Notes; sell or otherwise dispose of assets; engage in mergers or consolidations or certain other "change of control" transactions; make distributions to our stockholders; engage in restructuring activities; engage in certain sale and leaseback transactions; and issue or repurchase stock or other securities.

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

Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including our New Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results of operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock, which would have a dilutive effect to the current stockholders.

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

If interest rates continue to increase, our debt service obligations under our variable rate indebtedness could increase significantly, which would have a material adverse effect on our results of operations.

Borrowings under certain of our facilities from time to time, including under our New Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. Further, significant changes in our credit rating, disruptions in the global financial markets, including bank failures, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse effect on our access to and cost of capital for future financings, and financial condition.

The timing of the cash payments to service the 0% Notes, the 0.50% Notes and the 3.875% Notes is not entirely in our control and may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy these obligations in a timely manner.

As of December 31, 2023, we had outstanding approximately $804.9 million aggregate principal amount of our 0% Notes, $1,500.0 million aggregate principal amount of our 0.50% Notes and $700.0 million aggregate principal amount of our 3.875% Notes (collectively, the "Outstanding Notes"). Holders of the Outstanding Notes have certain rights that would require us to make repurchases prior to the stated maturity for all or a portion of the amounts due in certain circumstances. For example, holders of the 3.875% Notes have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date.

Servicing the Outstanding Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes. Our ability to make cash payments in connection with conversions of the 0% Notes or the 0.50% Notes, repurchase any of the Outstanding Notes in the case of an applicable repurchase-triggering event under the respective indentures or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control.

In certain circumstances, a takeover of our Company and similar triggering events could also trigger an option of the holders of the 0% Notes, the 0.50% Notes and the 3.875% Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to the holders of the 0% Notes, the 0.50% Notes, the 3.875% Notes and our common stock, which could materially decrease the value of such notes and of our common stock.

The terms of the New Credit Agreement and the terms of the 3.875% Notes limit the amount of future indebtedness secured by liens that we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.

Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.

Concurrently with the issuances of the 1.625% Notes, the 0% Notes and the 0.50% Notes, respectively, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the respective series of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes of such series, as the case may be. We also entered into warrant transactions with the option counterparties with respect to the 1.625% Notes, the 0% Notes and the 0.50% Notes. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds $30.70, with respect to the 1.625% Notes, $74.34, with respect to the 0% Notes and $156.78 with respect to the 0.50% Notes.

In connection with establishing their initial hedge of the convertible note hedges and warrant transactions for the 1.625% Notes, the 0% Notes and the 0.50% Notes, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of such notes. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.

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

To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 1.625% Notes, the 0% Notes and/or the 0.50% Notes and/or cash payments we are required to make in excess of the principal amount of converted 1.625% Notes, the 0% Notes and/or the 0.50% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.

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

We have made, and may continue to make, strategic acquisitions (including the acquisition of EFK and the acquisition of GTAT, a producer of SiC-based products and technology) and alliances that involve significant risks and uncertainties. Successful acquisitions and alliances in our industry require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees post-integration. In addition, we may incur unexpected costs or taxes resulting from the acquisition or integration of the newly acquired business. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate, could materially adversely affect our results of operations and financial condition.

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

Historically, worldwide semiconductor industry sales have tracked the impacts of adverse economic conditions, specifically financial crises, subsequent recoveries and persistent economic uncertainty. Recent global economic slowdowns could continue and potentially result in certain economies dipping into economic recessions, including in the United States. In addition, we are aware of and are monitoring the economic environment and related forecasts, which suggest (in certain parts of the world) an economic slowdown.

We have in the past and could in the future experience period-to-period fluctuations in operating results due to general industry or economic conditions; the onset of an economic recession and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates have and may continue to increase our costs, which could negatively impact revenue, earnings and demand for our products.

In addition to general economic conditions, impacts of other macroeconomic events, such as the COVID-19 pandemic, geopolitical conflicts and risks, such as the ongoing conflict in the Middle East and military conflict between Russia and Ukraine, climate change and other natural disasters, banking failures and uncertainties in global financial markets, could materially adversely impact our operations by causing disruptions in the geographies in which we and our suppliers, third party distributors and sub-contractors operate. If any of these events impact our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Such events can negatively impact revenue and earnings and can significantly impact cash flow.

Regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.

Various jurisdictions have developed or are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as heightened investor expectations, on corporate environmental and social responsibility practices and disclosure, are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, or parties may take legal action against us, which could harm our reputation, revenue and results of operations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or others in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

The secure processing, maintenance and transmission of sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners, is important to our operations and business strategy. As a result, cybersecurity and data protection are key components of our long-term strategy.

We use various processes to inform our assessment, identification and management of risk from cybersecurity threats. Key areas of our cybersecurity risk management processes and strategy currently include:

•Cross-Functional Collaboration and Coordination. Our Enterprise Cybersecurity Services (“ECS”) team, led by our Chief Information Security Officer (“CISO”), has first line responsibility for our cybersecurity risk management processes. However, the ECS team works in partnership with other internal teams to coordinate efforts, priorities and oversight. These include:
◦our Cybersecurity Executive Council (the “Council”), which is composed of key leaders from stakeholder groups throughout the Company, including the CISO and certain members of senior management;
◦our Enterprise Risk Management (“ERM”) team, which is responsible for evaluating and assessing overall enterprise risk, including cybersecurity risk, and advising senior management and the Board regarding our overall risk profile and priorities as they evolve;
◦our Internal Audit Department (“IAD”), which monitors certain IT systems controls that are integrated into our larger Sarbanes-Oxley control environment; and
◦our Cyber Incident Response Team (“CIRT”), a cross-functional team of subject matter experts from across the Company and certain third-party support providers that we have on retainer.

•Ongoing Evaluation and Assessment of Systems and Processes. We update our information security management system from time to time as appropriate and we employ standards and frameworks as we deem necessary to assist us in monitoring compliance with regulatory, industry and evolving data privacy requirements. In addition to periodic in-depth evaluations of our systems and processes, we monitor our IT systems and processes on an ongoing basis with the goal of identifying and remediating real and potential threats as they arise. We adjust our systems, procedures and policies regularly as we deem necessary in response to identified threats and risks.

•Security Awareness Program to Train and Test Personnel. We sponsor a multi-faceted security awareness program that includes regular, mandatory trainings for our personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing.

•Cyber Incident Response Plan. We maintain a cross-functional cyber incident response plan with defined roles, responsibilities and reporting protocols. This plan, which we evaluate and test on a regular basis, focuses on responding to and recovering from any significant breach as well as mitigating any impact to our business. Generally, when a breach or suspected breach is identified, the ECS team would escalate the issue to the Council for initial analysis and guidance. In the event of a significant breach, the CIRT, overseen by the Council, would typically be tasked with preparing an initial response. The Council (in consultation with, among others, the CIRT) would be responsible for determining whether a particular incident (alone or in combination with other factors) triggers any reporting or notification responsibilities.

•Regular Evaluation of Initiatives, Results and Priorities. The ECS team, in consultation with the Council and other members of senior management, updates its strategy at least annually to account for changes in our business strategy, legal and regulatory developments across our geographic footprint, the results of our recent ECS initiatives, and further developments in the cybersecurity threat landscape. In addition, we periodically engage a third-party provider to conduct an external assessment of our security program. The results of this assessment, which are reported to the Audit Committee (and the Board, as appropriate), assist us in determining whether any further changes to our existing policies and practices are warranted.

We expect that our cybersecurity risk management processes and strategy will continue to evolve as the cybersecurity threat landscape evolves.

As indicated above, we engage third-party providers to assist us with our cybersecurity risk management and strategy. Some of these providers provide us with ongoing assistance (such as threat monitoring, mitigation strategies, updates on emerging trends and developments and policy guidance) while we engage others to provide targeted assistance (such as security and forensic expertise) as needed. Prior to exchanging any sensitive data or integrating with any key third-party provider, we assess their security fitness against our risk posture and request changes as we deem necessary.

As of December 31, 2023, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Trends, Risks and Uncertainties Related to Technology and Data Privacy” in this Form 10-K.

Governance

Consistent with our overall risk management governance structure, management is responsible for the day-to-day management of cybersecurity risk while our Board and its Audit Committee play an active, ongoing oversight role.

Board Oversight. Our Board has delegated to its Audit Committee specific, first-line responsibility for overseeing major cybersecurity risk exposures in addition to our broader ERM program. Specifically, under its charter, the Audit Committee is responsible for overseeing our cybersecurity posture, risk assessment, strategy and mitigation and for making recommendations to address and resolve any breaches or issues related to the protection or privacy of our data. Management (including our Chief Information Officer (“CIO”) and our CISO) reports at least quarterly to the Audit Committee on information security and data privacy and protection. These presentations address a wide range of topics, including trends in cyber threats and the status of initiatives intended to bolster our security systems and the cyber readiness of our personnel. The Audit Committee chair reports to the full Board on these risk discussions as appropriate. At least annually, the Board meets with members of our ERM team to review and discuss our ERM program, including areas of material risk and how these risks, which may include cybersecurity risk, are being managed and reported to the Board and its committees.

Management’s Role. Our ECS team is composed of several support teams that address and respond to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. Formerly known as our Information Security and Risk (“ISR”) team, the ECS team oversees compliance with our cybersecurity framework within the organization and facilitates cybersecurity risk management activities throughout the organization. The ECS team also assists with the review and approval of policies, completes benchmarking against applicable standards, maintains a cyber risk registrar and oversees the security awareness program.

Our ECS team is led by our CISO. Our CISO reports to our CIO who, in turn, reports to our Executive Vice President and Chief Financial Officer. Our CISO has 24 years of experience in leading global security functions and strategies. Collectively, the other members of our ECS team have decades of relevant education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity training for our ECS team.

As noted previously, our CISO is a member of the Council, which meets at least quarterly to provide operational direction to the ECS team considering the evolving risk landscape. The ECS team and the Council, through ongoing communication, monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents. The CISO, in consultation with the Council and other members of senior management, reports such threats and incidents to the Audit Committee, as appropriate. These reports may be included in, or in addition to, his regular quarterly reports to the Audit Committee.

Item 2.    Properties

Our corporate headquarters, as well as certain design center and research and development operations, are located in approximately 200,000 square feet of building space on property that we lease in Scottsdale, Arizona. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and location of these properties, which are used by all of our reportable segments, change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third-party, in locations throughout Asia, Europe and the Americas. See "Business—Resources" included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own and lease research and development facilities located in Belgium, Canada, China, the Czech Republic, France, Germany, India, Ireland, Israel, Italy, Japan, the Philippines, Singapore, South Korea, Romania, the Slovak Republic, Slovenia, Switzerland, Taiwan, the United Kingdom and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space.

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information. In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations is subject to varying long-term leases. See "Business-Resources" included elsewhere in this Form 10-K for further details on our properties and "Business-Governmental Regulation" for further details on environmental regulation of our properties.

Item 3.    Legal Proceedings

The Company has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. The Company believes proceedings under this threshold are not material to its business and financial condition. See Note 13: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of January 31, 2024, there were approximately 174 holders of record of our common stock and 427,328,652 shares of common stock outstanding.

Company Stock Performance

The following graph shows a comparison of the five-year cumulative total stockholder return for onsemi, the PHLX Semiconductor Sector Index (SOX), and the Standard and Poor's 500 (S&P 500). The comparison assumes $100 was invested on December 31, 2018 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. Note that past stock price performance is not necessarily indicative of future stock price performance. The performance graph in this Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

600.0
500.0
400.0
300.0
200.0
100.0
0.0
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
ON
SOX
S&P 500

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay and the amount of shares we are permitted to buy back under the Share Repurchase Program (as defined below). We may pay dividends and buy back shares under the Share Repurchase Program in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our New Credit Agreement) does not exceed 2.75 to 1.00. Additionally, under a different provision, so long as no default has occurred and is continuing or results therefrom, our New Credit Agreement permits us to pay cash dividends to our common stockholders, buy back shares under the Share Repurchase Program, or a combination thereof, in an amount up to $350.0 million per year. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our New Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2023:

Period (1)	Total Number of Shares Purchased(2)	Average Price Paid per Share ($) (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ($ in millions) ($) (4)
September 30, 2023 - October 27, 2023	4,470,107	$94.40	—	$2,736.0
October 28, 2023 - November 24, 2023	4,490,278	66.83	4,490,168	2,436.0
November 25, 2023 - December 31, 2023	—	—	—	2,436.0
Total	8,960,385	80.58	4,490,168
_______________________

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2023.
(2)Included above is an aggregate of 4,470,217 shares that were received pursuant to bond hedges for which no cash was exchanged.
(3)The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.
(4)Represents the authorized amount remaining under the Share Repurchase Program (as defined below) announced on February 6, 2023 to repurchase up to $3.0 billion of shares of our common stock through December 31, 2025.

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”), which allows for the repurchase of our common stock from time to time through a variety of methods, including in privately negotiated transactions or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, has an aggregate limit of $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors. The share repurchase program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

The repurchases under the Share Repurchase Program amounted to $564.0 million during the year ended December 31, 2023. There were $259.8 million and $0 in repurchases of common stock under the previous share repurchase program during the years ended December 31, 2022 and December 31, 2021, respectively. The previous share repurchase program, which did not require us to purchase any particular amount of common stock expired on December 31, 2022, with approximately $1,036.0 million remaining unutilized.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on shares of common stock tendered to the Company by employees to satisfy applicable employee withholding taxes due upon vesting of RSUs and the Share Repurchase Program.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, including the notes thereto, which are included elsewhere in this Form 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors and speak only as of the filing date. Actual results could differ materially because of the factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

Executive Overview

This executive overview presents summarized information regarding our business and operating trends only. For further information relating to the information summarized herein, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety.

onsemi Results

Our revenue for the year ended December 31, 2023 was $8,253.0 million, representing a nominal decrease of 0.9% from $8,326.2 million for the year ended December 31, 2022. During 2023, we reported net income attributable to onsemi of $2,183.7 million compared to $1,902.2 million in 2022. Our operating income totaled $2,538.7 million during 2023 compared to $2,360.0 million during 2022. The increases in our operating income and net income were primarily due to goodwill and intangible asset impairment charges related to our QCS wind down in 2022 amounting to $386.8 million, which did not reoccur in 2023. Our gross margin decreased by approximately 190 basis points to 47.1% in 2023 from 49.0% in 2022. See discussion under "Results of Operations" for the reasons for the fluctuations year over year.

Business and Macroeconomic Environment

The semiconductor industry has traditionally been highly cyclical, has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions, and may experience uncertainty and volatility in the future.

During 2023, the semiconductor industry experienced a slow down due to softening demand. We are monitoring the economic environment and related forecasts, and for indicators that would suggest the global economic slowdown could continue. Given the current conditions, we are actively managing and have taken corrective actions in our manufacturing capacity and spending to align with the forecasted 2024 demand. We believe the current volatility in general economic conditions is not expected to have a significant impact on our long-term strategic and growth initiatives.

We expect to continue to evaluate cost-saving initiatives to be able to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels to help offset increased manufacturing and operating costs. We have taken, and continue to take actions, including but not limited to, exiting product lines that do not support our gross margin improvements and strategic objectives and aligning internal manufacturing capacity and resources to external demand.

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2023 compared to December 31, 2022 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2022 with the year ended December 31, 2021, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2022 filed with the SEC on February 6, 2023.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2023	2022	Change
Revenue	$8,253.0	$8,326.2	$(73.2)
Cost of revenue	4,369.5	4,249.0	120.5
Gross profit	3,883.5	4,077.2	(193.7)
Operating expenses:
Research and development	577.3	600.2	(22.9)
Selling and marketing	279.1	287.9	(8.8)
General and administrative	362.4	343.2	19.2
Amortization of acquisition-related intangible assets	51.1	81.2	(30.1)
Restructuring, asset impairments and other charges, net	74.9	17.9	57.0
Goodwill and intangible asset impairment	—	386.8	(386.8)
Total operating expenses	1,344.8	1,717.2	(372.4)
Operating income	2,538.7	2,360.0	178.7
Other income (expense), net:
Interest expense	(74.8)	(94.9)	20.1
Interest income	93.1	15.5	77.6
Loss on debt refinancing and prepayment	(13.3)	(7.1)	(6.2)
Gain (loss) on divestiture of businesses	(0.7)	67.0	(67.7)
Other income (expense), net	(7.2)	21.7	(28.9)
Other income (expense), net	(2.9)	2.2	(5.1)
Income before income taxes	2,535.8	2,362.2	173.6
Income tax provision	(350.2)	(458.4)	108.2
Net income	2,185.6	1,903.8	281.8
Less: Net income attributable to non-controlling interest	(1.9)	(1.6)	(0.3)
Net income attributable to ON Semiconductor Corporation	$2,183.7	$1,902.2	$281.5

Revenue

Revenue was $8,253.0 million and $8,326.2 million for 2023 and 2022, respectively. The decrease from 2022 to 2023 of $73.2 million, or 0.9%, was attributable to a 12.4% decrease in revenue in ASG, partially offset by a 5.7% and 3.0% increase in revenue in PSG and ISG, respectively, which are further explained below. There were no customers whose revenue exceeded 10% or more of total revenue for the year ended December 31, 2023.

Revenue by operating and reportable segments was as follows (dollars in millions):

	2023	As a % of Revenue (1)	2022	As a % of Revenue (1)
PSG	$4,449.0	53.9%	$4,208.2	50.5%
ASG	2,488.5	30.2%	2,841.3	34.1%
ISG	1,315.5	15.9%	1,276.7	15.3%
Total revenue	$8,253.0		$8,326.2
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Revenue from PSG

Revenue from PSG increased by $240.8 million, or approximately 5.7%, during 2023 compared to 2022. The revenue from our Advanced Power Division increased by $527.9 million, offset by a decrease of $287.1 million in our Integrated Circuits, Protection and Signal Division. This increase was primarily driven by our continued ramp up in SiC and other power automotive solutions, while the decrease was primarily driven by planned customer product exits and reduced demand driven by lower end-market requirements for these products.

Revenue from ASG

Revenue from ASG decreased by $352.8 million, or approximately 12.4%, during 2023 compared to 2022, due to a decrease in revenue from our Power Management Division of $354.7 million, primarily driven by the planned end of life for targeted products as well as a general decline in demand in the computing and consumer end-markets.
Revenue from ISG

Revenue from ISG increased by $38.8 million, or approximately 3.0%, during 2023 compared to 2022, which was largely driven by an increase in revenue from our Automotive Sensing Division of $117.4 million primarily due to the reallocation of internal capacity to products yielding higher average selling prices. This was partially offset by a decrease of $78.7 million in our Industrial and Consumer Solutions Division due to capacity reallocation and planned product exits.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or regions, are as follows (dollars in millions):

	2023	As a % of Revenue (1)	2022	As a % of Revenue (1)
Hong Kong	$2,168.6	26.3%	$2,315.8	27.8%
Singapore	1,938.8	23.5%	2,133.9	25.6%
United Kingdom	1,753.4	21.2%	1,492.3	17.9%
United States	1,573.7	19.1%	1,464.7	17.6%
Other	818.5	9.9%	919.5	11.0%
Total Revenue	$8,253.0		$8,326.2
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $3,883.5 million and $4,077.2 million for 2023 and 2022, respectively, representing a decrease of $193.7 million or approximately 5%.

For the overall Company, the decline in existing product revenue negatively impacted gross profit by approximately $400 million, and higher manufacturing costs at our EFK location, which include start up and ramp up costs, along with an unfavorable impact from our foundry business, negatively impacted gross profit by approximately $160 million. This decrease was partially offset by the gross profit of approximately $320 million from new product sales.

Our gross margin decreased by 1.9% from 49.0% for the year ended December 31, 2022 to 47.1% for the year ended December 31, 2023, due to the impact of the factors explained above.

Our gross profit and gross margin percentages by operating and reportable segment were as follows (dollars in millions):

	2023	As a % of Segment Revenue (1)	2022	As a % of Segment Revenue (1)
PSG	$2,111.3	47.5%	$1,994.3	47.4%
ASG	1,131.9	45.5%	1,474.5	51.9%
ISG	640.3	48.7%	608.4	47.7%
Total gross profit	$3,883.5	47.1%	$4,077.2	49.0%
_______________________

(1)Certain of the amounts may not total due to rounding of individual amounts.

Explanation for the increase or decrease in gross profit amounts and gross margin percentages for the year ended December 31, 2023, compared to the year ended December 31, 2022 is provided below:

PSG gross profit and gross margin increased by $117 million and 0.1%, respectively, primarily driven by increased revenue from new product sales, which contributed approximately $320 million, and was partially offset by the impact of the decrease in revenue from existing products amounting to approximately $180 million.

ASG gross profit and gross margin decreased by $342.6 million and 6.4%, respectively, primarily driven by the decline in existing product revenue which impacted gross profit by approximately $250 million, as well as the higher manufacturing costs at our EFK location, which includes the unfavorable impact of our foundry business of approximately $120 million.

ISG gross profit and gross margin increased by $31.9 million and 1%, respectively, primarily driven by increased revenue in existing products due to favorable pricing and product mix.

Operating Expenses

Research and Development

Research and development expenses were $577.3 million and $600.2 million, or approximately 7% and 7% of revenue for 2023 and 2022, respectively, representing a decrease of $22.9 million, or approximately 4% year-over-year. The decrease was primarily due to a reduction in variable compensation expense, partially offset by an increase in new product development costs.

Selling and Marketing

Selling and marketing expenses were $279.1 million and $287.9 million, or approximately 3% and 3% of revenue for 2023 and 2022, respectively, representing a decrease of $8.8 million, or approximately 3% year-over-year, primarily due to a reduction in variable compensation expense.

General and Administrative

General and administrative expenses were $362.4 million and $343.2 million, or approximately 4% and 4% of revenue for 2023 and 2022, respectively, representing an increase of $19.2 million, or approximately 6% year-over-year. The increase was primarily due to expenses associated with information technology initiatives and a bad debt provision on outstanding receivable balances generated under an agreement with a business partner, which was partially offset by a decrease in variable compensation expense.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $51.1 million and $81.2 million for 2023 and 2022, respectively, representing a decrease of $30.1 million, or approximately 37.1%, year-over-year. The decrease was due to the impairment of intangible assets associated with the QCS wind down during 2022, and a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $74.9 million and $17.9 million for 2023 and 2022, respectively,

representing an increase of $57.0 million. Charges in 2023 related primarily to the business realignment efforts during 2023. For additional information, see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Goodwill and Intangible Asset Impairment

Goodwill and intangible asset impairment charges were zero and $386.8 million for 2023 and 2022, respectively. During 2022, we recorded goodwill impairment charges of $330.0 million and intangible asset impairment charges of $56.8 million related to the QCS wind down. See Note 6: ''Goodwill and Intangible Assets'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Other Income and Expenses

Interest Expense

Interest expense decreased by $20.1 million, or approximately 21.2%, to $74.8 million during 2023 compared to $94.9 million in 2022. The decrease was primarily due to the repayment of the balance under the Term Loan "B" Facility, which was repaid with proceeds from the 0.50% Notes. Additionally, the 1.625% Notes matured and were repaid during October 2023. Our average gross amount of long-term debt balance (including current maturities) during 2023 and 2022 was $3,304.1 million and $3,243.3 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was 2.3% and 2.9% per annum in 2023 and 2022, respectively.

Interest income

Interest income increased by $77.6 million, or approximately 500.6%, to $93.1 million during 2023 compared to $15.5 million in 2022, primarily due to the increase in interest rates during 2023 along with a strategic shift in our investment strategy.

See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Gain (loss) on divestiture of businesses

Loss on divestiture of business was $0.7 million in 2023, compared to a gain of $67.0 million in 2022. During 2022, we divested the wafer manufacturing facilities in Niigata, Japan, Pocatello, Idaho, South Portland, Maine and Oudenaarde, Belgium and recognized the gain relating to such divestitures.

Loss on Debt Refinancing and Prepayment

We recorded loss on debt refinancing and prepayment of $13.3 million during 2023 compared to $7.1 million during 2022. The 2023 loss was due to the write-off relating to the repayment of the Term Loan "B" Facility, and the 2022 loss was primarily related to the partial prepayment of the Term "B" Facility. See "Liquidity and Capital Resources—Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Other income (expense), net

Other income (expense), net was an expense of $7.2 million in 2023, compared to an income of $21.7 million in 2022. During 2023 we recognized actuarial losses on pension plans of $4.0 million, whereas we recognized actuarial gains on pension plans of $22.1 million during 2022.

Income Tax Provision

We recorded an income tax provision of $350.2 million and $458.4 million in 2023 and 2022, respectively, representing effective tax rates of 13.8% and 19.4%. The decrease in our effective tax rate was due to the goodwill impairments in the prior year, which were not deductible for tax purposes, and a current year benefit due to the net release of unrecognized tax benefits.

For additional information, see Note 16: ''Income Taxes'' and Note 6: ''Goodwill and Intangible Assets'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources, including any amounts required to satisfy our current portion of long-term debt. Our cash and cash equivalents were $2,483.0 million as of December 31, 2023 and our Revolving Credit Facility has approximately $1.1 billion available for future borrowings as of December 31, 2023.

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

Sources and Uses of Cash

The following are the significant sources and uses of cash during 2023:

•Cash flows from operating activities of $1,977.5 million.

•Purchase of property, plant & equipment of $1,575.6 million.

•Issuance of $1.5 billion of 0.50% Notes, the net proceeds of which were used to repay the existing indebtedness under the Term Loan "B" Facility, net cost of the related convertible note hedges, the related transaction fees and general corporate purposes.

•Repayment of $125 million under the Revolver due 2024 in the first quarter of 2023.

•Entering into the New Credit Agreement consisting of a $1.5 billion Revolving Credit Facility and draw down of $375 million to repay the entire outstanding balance under the Revolver due 2024 in the second quarter of 2023.

•Repurchases of approximately 7.6 million shares of common stock for an aggregate purchase price of $564.0 million under the Share Repurchase Program.

•Repayment of the 1.625% Notes amounting to $119.6 million in cash upon maturity and issuance of approximately 4.5 million shares of common stock to settle the excess over the principal.

Operating Activities

Our long-term cash generation is dependent on the ability of our operations to generate cash. Our cash flows from operating activities were $1,977.5 million, $2,633.1 million and $1,782.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our operating cash flows for the year ended December 31, 2023 decreased by $655.6 million, or 24.9%, compared to the year ended December 31, 2022 and was primarily attributable to increased working capital requirements related to our strategic investments in SiC inventory and our strategic investments in inventory for fab transitions, and payments related to the 2022 variable compensation.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and in meeting LTSA commitments and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $1,737.9 million, $705.4 million and $915.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase of $1,032.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to an increase in capital expenditures, the absence of any divestiture activities in 2023 and the remaining payment of $236.3 million related to the acquisition of our EFK location. During the years ended December 31, 2023, 2022 and 2021, we paid $1,575.6 million, $1,005.0 million and $444.6 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue increased in 2023 to 19%, primarily as a result of investments to expand SiC manufacturing capacity. In 2024, we expect capital expenditures to be in the range of 10% - 12% of revenue as these investments along with other capital initiatives are expected to decrease.

Financing Activities

Our cash flows used in financing activities were $686.5 million, $370.0 million and $569.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. The increase of $316.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to proceeds and payments related to long-term borrowings and share repurchase activity. During 2023, we replaced the Revolver due 2024 maturing on June 28, 2024 with the Revolving Credit Facility. We do not have any meaningful debt maturing during the next 12 months. Our 0% Notes are classified as a current liability based on share price trigger provisions. We expect to continue repurchases under our Share Repurchase Program subject to market conditions, the price of our shares and other factors (including liquidity needs). However, the Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

See Part I, Item 1A "Risk Factors" included elsewhere in this Form 10-K for additional information related to liquidity matters.

Debt

As of December 31, 2023, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with the financial covenants included in the New Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. Failure to comply with any of our covenants or any other terms of our New Credit Agreement could result in higher interest rates in our borrowings or the acceleration of the maturities of our outstanding debt. In order to remain in compliance with the various financial covenants contained in our debt agreements and to fund working capital, our capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

As of December 31, 2023, there was $804.9 million aggregate principal amount of the 0% Notes, $1,500.0 million aggregate principal amount of the 0.50% Notes and $700.0 million aggregate principal amount of 3.875% Notes. The aggregate principal amount of outstanding 0% Notes, net of unamortized discount and issuance costs, has been reclassified as a current portion of long-term debt based on the share price trigger provisions. The associated interest expense related to our indebtedness will continue to have a significant impact on our results of operations.

See Note 5: ''Acquisitions and Divestitures'' and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Key Financing and Capital Events

Overview

We continually evaluate our debt and capital structure and when appropriate, we have completed various measures to secure liquidity, repurchase shares of our common stock, reduce interest costs, amend or replace existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility. We took certain of these actions in 2023, which included the issuance of $1.5 billion of 0.50% Convertible Senior Notes to repay our Term Loan "B" facility and the termination and replacement of the Prior Credit Agreement with the New Credit Agreement. See Note 9: ''Long-Term Debt'' and for further discussion on the Share Repurchase Program, see Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

2023 Financing Events

•Issuance of $1.5 billion of 0.50% Notes on February 28, 2023, the net proceeds of which were used to repay $1,086.0 million of the existing indebtedness under the Term Loan "B" Facility, the related transaction fees and expenses and to pay approximately $171.5 million net cost of the related convertible note hedges.

•Repayment of $125 million under the Revolver due 2024 in the first quarter of 2023.

•Entering into the New Credit Agreement consisting of a $1.5 billion Revolving Credit Facility and draw down of $375 million to repay the entire outstanding balance under the Revolver due 2024 in the second quarter of 2023.

•Repurchases of approximately 7.6 million shares of common stock for an aggregate purchase price of $564.0 million under the Share Repurchase Program.

•Repayment of the 1.625% Notes amounting to $119.6 million in cash upon maturity and issuance of approximately 4.5 million shares of common stock to settle the excess over the principal.

2022 Financing Events

•Draw down of $500.0 million on the Revolver due 2024 and partial repayment of the outstanding balance on the Term Loan "B" facility and corresponding write off of $7.3 million of unamortized debt discount and issuance costs.

•Repurchases of approximately 4.0 million shares of common stock for an aggregate purchase price of $259.8 million under the previous share repurchase program.

•Settlement with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $16.0 million in aggregate principal amount of the 1.625% Notes for a total consideration of $16.0 million in cash and 552,000 shares of common stock.

•Entry into the Tenth Amendment to the Prior Credit Agreement to transition the interest rate base from the LIBO Rate to Term SOFR.

2021 Financing Events

•Issuance of $805.0 million aggregate principal amount of 0% Notes, after paying $160.3 million in cash for the convertible note hedges and receipt of $93.8 million in cash for the sale of warrants.

•Settlement with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $372.4 million in aggregate principal amount of the 1.625% Notes for a total consideration of $506.5 million in cash and 5.4 million shares of common stock. Settlement with certain holders of 1.625% Notes in December 2021 of $47.4 million of the 1.625% Notes for $47.4 million in cash and 1.6 million shares of common stock.

•Repayment of the outstanding balance of $700.0 million under the Revolver due 2024 using a portion of the net proceeds from the issuance of the 0% Notes and cash on hand.

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

Revenue Recognition. We generate revenue from sales of our semiconductor products to direct customers and distributors. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We apply a five-step approach in determining the amount and timing of revenue to be recognized: (i) identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when the performance obligation is satisfied. We allocate the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled.

We recognize revenue when we satisfy a performance obligation in an amount reflecting the consideration to which we expect to be entitled. Substantially all of our revenue is recognized at the time control of the products transfers to the customer. For sales agreements, we have identified the promise to transfer products, each of which is distinct, to be the performance obligation. For product development agreements, we have identified the completion of a service defined in the agreement to be the performance obligation. We recognize revenue from manufacturing services when we satisfy the performance obligation by transferring the promised goods or services to the customer. Depending on the terms of the applicable contractual agreement with the customer, revenue is recognized at the point in time when the customer obtains control of the promised goods or service, or over time when the created asset has no alternate use to us and there is an enforceable right to payment for the performance to date.

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

As of December 31, 2023, our gross long-term debt (including current maturities) totaled $3,379.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $3,004.9 million. We do have interest rate exposure with respect to our Revolving Credit Facility, which had a $375.0 million balance as of December 31, 2023. We estimate a 50 basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.9 million. However, this impact may be partially offset by the additional interest earned on our cash and cash equivalents.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2023 and 2022 was $262.2 million and $272.0 million, respectively.

Substantially all of our revenue is transacted in U.S. Dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech Koruna, Euros, Japanese Yen, Korean Won, Malaysian Ringgit, Philippine Peso and Vietnamese Dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. Dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our operating income would have impacted our income before taxes by approximately $125.8 million for the year ended December 31, 2023, assuming no offsetting hedge position or correlated activities.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

Sudhir Gopalswamy, Senior Vice President and General Manager, ASG, adopted a Rule 10b5-1 trading arrangement on

December 15, 2023. Under this arrangement, a total of 8,537 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 13, 2024.

The above arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Information about Our Executive Officers" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance" and "Miscellaneous Information" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023 in connection with our 2024 Annual Meeting of Stockholders ("Proxy Statement").

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance—2023 Compensation of Directors" and "Compensation of Executive Officers" in our Proxy Statement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions "Principal Stockholders," "Share Ownership of Directors and Executive Officers" and "Equity Compensation Plan Information" in our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions involving us and certain others is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance" in our Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption "Audit Committee Matters" in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021	101

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

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

4.5(a)
Indenture, dated as of February 28, 2023, among the Company, the guarantors party thereto and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023)

4.5(b)	Form of Global 0.50% Convertible Senior Note due 2029 (included in Exhibit 4.5(a))

4.6
Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended(incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on February 6, 2023)

10.1
Amended and Restated Intellectual Property Agreement, dated August 4, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement filed with the Commission on January 11, 2000 (File No. 333-90359))

10.2
Lease for 52nd Street property, dated July 31, 1999, among Semiconductor Components Industries, LLC as Lessor, and Motorola, Inc. as Lessee (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.3
Declaration of Covenants, Easement of Restrictions and Options to Purchase and Lease, dated July 31, 1999, among Semiconductor Components Industries, LLC and Motorola, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement filed with the Commission on November 5, 1999 (File No. 333-90359))

10.4(a)
Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.4(b)
Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit  10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

10.5(a)
Credit Agreement, dated April 15, 2016, among ON Semiconductor Corporation, as borrower, the several lenders party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BMO Capital Markets Corp., HSBC Securities (USA) Inc. and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners, Barclays Bank PLC, Compass Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Morgan Stanley Senior Funding, Inc., BOKF, NA and KBC Bank N.V., as co-managers, and HSBC Bank USA, N.A. and Sumitomo Mitsui Banking Corporation, as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(b)
Guarantee and Collateral Agreement, dated April 15, 2016, made by ON Semiconductor Corporation and the other signatories thereto in favor of Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(c)
Escrow Agreement, dated April 15, 2016, among ON Semiconductor Corporation, MUFG Union Bank, N.A., as escrow agent, and Deutsche Bank AG New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.5(d)
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
Tenth Amendment to Credit Agreement, dated as of November 16, 2022, by and among ON Semiconductor Corporation, as borrower, the subsidiary guarantors party thereto, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and certain Lenders party thereto constituting the Required lenders(incorporated by reference to Exhibit 10.5(s) to the Company's Annual Report on Form 10-K filed with the Commission on February 6, 2023)

10.6(a)
Form of Convertible Note Hedges related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.6(b)
Form of Warrant Confirmation for Warrants related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.7(a)
ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (as amended and restated February 11, 2022) (incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022) (2)

10.7(b)
Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Senior Employee Group) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(c)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Tier I Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(d)
Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 and 2023) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.7(e)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.7(f)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2023 form agreement) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2023)(2)

10.7(g)
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
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(j)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7(k)
Form of Restricted Stock Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2022)(2)

10.8(a)
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended by the amendment effective March 17, 2021), approved by stockholders May 20, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 2, 2021)(2)

10.9
Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.10
Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.11
Employment Agreement by and between Semiconductor Components Industries, LLC and Simon Keeton, dated January 1, 2019 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 20, 2019)(2)

10.12
Key Officer Severance and Change in Control Agreement by and between Semiconductor Components Industries, LLC and Ross F. Jatou, dated as of October 1, 2020 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.13
Employment Agreement by and between Semiconductor Components Industries, LLC and Robert Tong, dated February 22, 2022 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on February 6, 2023(2)

10.14	Form of Employment Agreement for Senior Vice Presidents (Direct Reports to Chief Executive Officer)(1)(2)

10.15	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.16(a)
Environmental Side Letter, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to Fairchild Semiconductor Corporation’s Registration Statement filed with the Commission on May 12, 1997 (File No. 333-26897))

10.16(b)
Intellectual Property License Agreement, dated April 13, 1999, between Samsung Electronics Co., Ltd. and Fairchild Korea Semiconductor, Ltd. (incorporated by reference to Exhibit 10.41 to Fairchild Semiconductor International, Inc.’s Registration Statement filed with the Commission on June 30, 1999 (File No. 333-78557))

10.16(c)
Technology Licensing and Transfer Agreement, dated March 11, 1997, between National Semiconductor Corporation and Fairchild Semiconductor Corporation (incorporated by reference to Amendment No. 3 to Fairchild Semiconductor Corporation’s Registration Statement on Form S-4, filed with the Commission on July 9, 1997 (File No. 333-28697))

10.17(a)
Asset Purchase Agreement, dated as of April 22, 2019, between GLOBALFOUNDRIES U.S. Inc. and Semiconductor Components Industries, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 5, 2019)†

10.17(b)
Amendment No. 1 to Asset Purchase Agreement, dated October 1, 2020, by and among Semiconductor Components Industries, LLC, GLOBALFOUNDRIES U.S. Inc., and GLOBALFOUNDRIES Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2020)

10.18
Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Power Integrations, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020)

10.19(a)
Form of Confirmation for Convertible Notes Hedges related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.19(b)
Form of Confirmation for Warrants related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.20(a)
Form of Confirmation for Convertible Note Hedges related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.20(b)
Form of Confirmation for Warrants related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.21(a)
Credit Agreement, dated as of June 22, 2023, by and among ON Semiconductor Corporation, as borrower, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, BMO Capital Markets, Corp., BNP Paribas Securities Corp., Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, HSBC Securities (USA) N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD, PNC Bank, National Association and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and BMO Capital Markets, as sustainability structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.21(b)
Guarantee Agreement, dated as of June 22, 2023, among the signatories thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.21(c)
Security Agreement, dated as of June 22, 2023, among ON Semiconductor Corporation and the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023)

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

97	onsemi Dodd-Frank Compensation Recovery Policy(1)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or other attachments to these exhibits not filed herewith shall be furnished to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2024	ON Semiconductor Corporation

By: /s/ HASSANE EL-KHOURY
Name: Hassane El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE EL-KHOURY Hassane El-Khoury	President, Chief Executive Officer and Director	February 5, 2024
(Principal Executive Officer)

/s/ THAD TRENT Thad Trent	Executive Vice President, Chief Financial Officer and Treasurer	February 5, 2024
(Principal Financial and Accounting Officer)

*	Chair of the Board of Directors	February 5, 2024
Alan Campbell

*	Director	February 5, 2024
Atsushi Abe

*	Director	February 5, 2024
Susan K. Carter

*	Director	February 5, 2024
Thomas L. Deitrich

*	Director	February 5, 2024
Bruce E. Kiddoo

*	Director	February 5, 2024
Christina Lampe-Önnerud

*	Director	February 5, 2024
Paul A. Mascarenas

*	Director	February 5, 2024
Gregory Waters

*	Director	February 5, 2024
Christine Y. Yan

*By: /s/ THAD TRENT Thad Trent	Attorney-in-Fact	February 5, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $2,111.8 million as of December 31, 2023, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

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
February 5, 2024

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,483.0	$2,919.0
Receivables, net	935.4	842.3
Inventories	2,111.8	1,616.8
Other current assets	382.1	351.3
Total current assets	5,912.3	5,729.4
Property, plant and equipment, net	4,401.5	3,450.7
Goodwill	1,577.6	1,577.6
Intangible assets, net	299.3	359.7
Deferred tax assets	600.8	376.7
ROU financing lease assets	42.4	45.8
Other assets	381.3	438.6
Total assets	$13,215.2	$11,978.5
Liabilities and Stockholders’ Equity
Accounts payable	$725.6	$852.1
Accrued expenses and other current liabilities	663.2	1,047.3
Current portion of financing lease liabilities	0.8	14.2
Current portion of long-term debt	794.0	147.8
Total current liabilities	2,183.6	2,061.4
Long-term debt	2,542.6	3,045.7
Deferred tax liabilities	38.7	34.1
Long-term financing lease liabilities	22.4	23.0
Other long-term liabilities	627.3	607.3
Total liabilities	5,414.6	5,771.5
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 616,281,996 and 608,367,713 shares issued, 426,386,426 and 431,936,415 shares outstanding, respectively)	6.2	6.1
Additional paid-in capital	5,210.9	4,670.9
Accumulated other comprehensive loss	(45.2)	(23.2)
Accumulated earnings	6,548.1	4,364.4
Less: Treasury stock, at cost; 189,895,570 and 176,431,298 shares, respectively	(3,937.4)	(2,829.7)
Total ON Semiconductor Corporation stockholders’ equity	7,782.6	6,188.5
Non-controlling interest	18.0	18.5
Total stockholders' equity	7,800.6	6,207.0
Total liabilities and stockholders' equity	$13,215.2	$11,978.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenue	$8,253.0	$8,326.2	$6,739.8
Cost of revenue	4,369.5	4,249.0	4,025.5
Gross profit	3,883.5	4,077.2	2,714.3
Operating expenses:
Research and development	577.3	600.2	655.0
Selling and marketing	279.1	287.9	293.6
General and administrative	362.4	343.2	304.8
Amortization of acquisition-related intangible assets	51.1	81.2	99.0
Restructuring, asset impairments and other charges, net	74.9	17.9	71.4
Goodwill and intangible asset impairment	—	386.8	2.9
Total operating expenses	1,344.8	1,717.2	1,426.7
Operating income	2,538.7	2,360.0	1,287.6
Other income (expense), net:
Interest expense	(74.8)	(94.9)	(130.4)
Interest income	93.1	15.5	1.4
Loss on debt refinancing and prepayment	(13.3)	(7.1)	(29.0)
Gain (loss) on divestiture of businesses	(0.7)	67.0	10.2
Other income (expense), net	(7.2)	21.7	18.0
Other income (expense), net	(2.9)	2.2	(129.8)
Income before income taxes	2,535.8	2,362.2	1,157.8
Income tax provision	(350.2)	(458.4)	(146.6)
Net income	2,185.6	1,903.8	1,011.2
Less: Net income attributable to non-controlling interest	(1.9)	(1.6)	(1.6)
Net income attributable to ON Semiconductor Corporation	$2,183.7	$1,902.2	$1,009.6

Net income for diluted earnings per share of common stock (Note 10)	$2,185.0	$1,904.2	$1,009.6
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$5.07	$4.39	$2.37
Diluted	$4.89	$4.25	$2.27
Weighted-average shares of common stock outstanding:
Basic	430.7	433.2	425.7
Diluted	446.8	448.2	443.8

Comprehensive income (loss), net of tax:
Net income	$2,185.6	$1,903.8	$1,011.2
Foreign currency translation adjustments	(2.1)	(6.0)	(3.8)
Effects of cash flow hedges	(19.9)	23.4	20.8
Other comprehensive income (loss), net of tax	(22.0)	17.4	17.0
Comprehensive income	2,163.6	1,921.2	1,028.2
Comprehensive income attributable to non-controlling interest	(1.9)	(1.6)	(1.6)
Comprehensive income attributable to ON Semiconductor Corporation	$2,161.7	$1,919.6	$1,026.6
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated (Deficit) Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2020	570,766,439	$5.7	$4,133.1	$(57.6)	$1,425.5	(158,923,810)	$(1,968.2)	$19.6	$3,558.1
Stock option exercises	4,000	—	—	—	—	—	—	—	—
Shares issued pursuant to the ESPP	724,223	—	23.5	—	—	—	—	—	23.5
RSUs released and stock grant awards issued	3,037,866	—	—	—	—	—	—	—	—
Shares issued for warrants exercise - 1.00% Notes	13,424,951	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	7,004,663	0.1	(142.4)	—	—	—	—	—	(142.3)
Partial settlement of warrants - 1.625% Notes	8,081,937	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	441.3	—	—	(10,701,920)	(441.3)	—	—
Equity component - 0% Notes	—	—	136.6	—	—	—	—	—	136.6
Warrants and bond hedges, net - 0% Notes	—	—	(66.5)	—	—	—	—	—	(66.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	6.6	—	—	—	—	—	6.6
Payment of tax withholding for RSUs	—	—	—	—	—	(945,531)	(38.9)	—	(38.9)
Share-based compensation	—	—	101.3	—	—	—	—	—	101.3
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.2)	(2.2)
Comprehensive income	—	—	—	17.0	1,009.6	—	—	1.6	1,028.2
Balance at December 31, 2021	603,044,079	6.0	4,633.3	(40.6)	2,435.1	(170,571,261)	(2,448.4)	19.0	4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	493,484	—	22.9	—	—	—	—	—	22.9
RSUs released and stock grant awards issued	3,739,726	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	611,431	—	(0.3)	—	—	—	—	—	(0.3)
Partial settlement of warrants - 1.625% Notes	478,993	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	43.4	—	—	(617,554)	(43.4)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,254,030)	(78.1)	—	(78.1)
Share-based compensation	—	—	100.8	—	—	—	—	—	100.8
Repurchase of common stock	—	—	—	—	—	(3,988,453)	(259.8)	—	(259.8)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.1)	(2.1)
Comprehensive income	—	—	—	17.4	1,902.2	—	—	1.6	1,921.2
Balance at December 31, 2022	608,367,713	6.1	4,670.9	(23.2)	4,364.4	(176,431,298)	(2,829.7)	18.5	6,207.0

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY cont'd (in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated (Deficit) Earnings	Number of shares	At Cost		Total Equity

Shares issued pursuant to the ESPP	387,770	—	25.7	—	—	—	—	—	25.7
RSUs released and stock grant awards issued	2,433,671	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Partial settlement - 0% Notes	794	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	0.1	—	—	(785)	(0.1)	—	—
Partial settlement of Warrants - 0% Notes	179	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,091,710	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	472.4	—	—	(5,091,752)	(472.4)	—	—
Partial settlement of warrants - 1.625% Notes	159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(805,107)	(67.1)	—	(67.1)
Share-based compensation	—	—	121.1	—	—	—	—	—	121.1
Repurchase of common stock	—	—	—	—	—	(7,566,628)	(568.1)	—	(568.1)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.4)	(2.4)
Comprehensive income (loss)	—	—	—	(22.0)	2,183.7	—	—	1.9	2,163.6
Balance at December 31, 2023	616,281,996	$6.2	$5,210.9	$(45.2)	$6,548.1	(189,895,570)	$(3,937.4)	$18.0	$7,800.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$2,185.6	$1,903.8	$1,011.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609.5	551.8	596.7
(Gain) loss on sale or disposal of fixed assets	11.6	(32.6)	—
(Gain) loss on divestiture of businesses	0.7	(67.0)	(10.2)
Loss on debt refinancing and prepayment	13.3	7.1	29.0
Amortization of debt discount and issuance costs	11.3	11.0	10.7
Share-based compensation	121.1	100.8	101.3
Non-cash interest on convertible notes	—	—	24.7
Non-cash asset impairment charges	19.5	18.6	10.8
Goodwill and Intangible asset impairment charges	—	386.8	—
Change in deferred tax balances	(127.7)	3.1	62.4
Other	(4.7)	0.1	4.3
Changes in assets and liabilities (exclusive of acquisitions and divestitures):
Receivables	(112.8)	(47.8)	(136.3)
Inventories	(495.2)	(235.2)	(122.8)
Other assets	0.7	(110.5)	(22.9)
Accounts payable	(91.7)	38.2	70.7
Accrued expenses and other current liabilities	(178.6)	96.5	123.9
Other long-term liabilities	14.9	8.4	28.5
Net cash provided by operating activities	$1,977.5	$2,633.1	$1,782.0
Cash flows from investing activities:
Purchase of property, plant and equipment	$(1,575.6)	$(1,005.0)	$(444.6)
Proceeds from sale of property, plant and equipment	4.0	59.1	14.0
Deposits utilized (made) for purchases of property, plant and equipment	36.5	(31.0)	(47.4)
Payments related to acquisition of business, net of cash acquired	(236.3)	(2.4)	(399.4)
Divestiture of business, net of cash transferred and proceeds from escrow	—	263.1	7.0
Purchase of available-for-sale securities	—	(18.0)	(48.9)
Proceeds from sale or maturity of available-for-sale securities	33.5	28.8	4.2
Net cash used in investing activities	$(1,737.9)	$(705.4)	$(915.1)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	$25.8	$22.9	$23.5
Payment of tax withholding for RSUs	(66.8)	(78.1)	(38.9)
Repurchase of common stock	(564.2)	(259.8)	—
Issuance and borrowings under debt agreements	1,845.0	500.0	787.3
Reimbursement of debt issuance and other financing costs	4.5	—	2.7
Payment of debt issuance and other financing costs	(12.4)	—	(3.8)
Repayment of borrowings under debt agreements	(1,723.4)	(530.0)	(1,270.5)
Payment of finance lease obligations	(15.3)	(11.5)	—
Payment for purchase of bond hedges	(414.0)	—	(160.3)
Proceeds from issuance of warrants	242.5	—	93.8
Payments related to prior acquisition	(5.8)	(9.2)	(3.2)
Dividend to non-controlling shareholder	(2.4)	(4.3)	—
Net cash used in financing activities	$(686.5)	$(370.0)	$(569.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.1)	(2.4)	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(448.0)	$1,555.3	$296.2
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	$2,933.0	$1,377.7	$1,081.5
Cash, cash equivalents and restricted cash, end of period (Note 18)	$2,485.0	$2,933.0	$1,377.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, with its wholly and majority-owned subsidiaries ("onsemi" or the "Company") operate under the onsemiTM brand, and prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As of December 31, 2023, the Company was organized into three operating segments, which also represent its three reportable segments: PSG, ASG, and ISG. Unless otherwise noted, all dollar amounts are in millions, except per share amounts.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Leases

The Company determines if an arrangement is a lease at its inception. Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. Operating right-of-use ("ROU") assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in Accrued expenses and other current liabilities or other long-term liabilities.

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

Debt Issuance Costs

Debt issuance costs for the Company's revolving credit facilities are capitalized and amortized over the term of the facility on a straight-line basis. Amortization is included in interest expense while the unamortized balance is included in other assets.

Debt issuance costs for the Company's convertible notes, senior notes and term debt are recorded as a direct deduction from the carrying amounts of such debt, consistent with debt discounts, and are amortized over their term using the effective interest method. Amortization is included in interest expense.

Government Incentives

The Company receives government incentives for various reasons including capital expenditures, operating expenses, or to develop specific technologies, which may require the Company to meet or maintain certain metrics, and may be subject to reduction, termination, or recapture if such conditions are not met or maintained. Incentives related to the acquisition or construction of property, plant and equipment are recognized as a reduction in the cost-basis of the underlying assets with a reduction to depreciation expense based on the useful lives of the related assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred. Government incentives received prior to being earned are recognized in current or non-current liabilities or restricted cash, whereas incentives earned prior to being received are recognized in current or non-current receivables. Cash incentives related to operating expenses along with incentives that can offset taxes payable are included in operating activities, while cash received related to the acquisition of property, plant, and equipment are included in investing activities in the Consolidated Statements of Cash Flows.

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

Revenue Recognition

The Company generates revenue from sales of its semiconductor products to direct customers and distributors. The Company also generates revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized: (i)

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

identifying the contract with a customer; (ii) identifying the performance obligations in the contract; (iii) determining the transaction price; (iv) allocating the transaction price to the performance obligations in the contract; and (v) recognizing revenue when the performance obligation is satisfied. The Company allocates the transaction price to each distinct product based on its relative stand-alone selling price. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

Revenue is recognized when the Company satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. For sales agreements, the Company has identified the promise to transfer products, each of which is distinct, as the performance obligation. The Company recognizes revenue from sales agreements upon transferring control of a product to the customer, which typically occurs when products are shipped or delivered, depending on the delivery terms, or when products that are consigned at customer locations are consumed. Revenue is also recognized over time for products with no alternative use and an enforceable right to payment as they are manufactured, which represents a contract asset. The Company can receive cash payments from customers in advance of the performance obligation being satisfied, which represents a contract liability. Contract liabilities are recognized as revenue when the performance obligations are satisfied.

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

For product development agreements, the Company has identified the completion of a service defined in the agreement as the performance obligation. The Company recognizes revenue from product development agreements over time based on the cost-to-cost method. The Company recognizes revenue from manufacturing services when it satisfies the performance obligation by transferring the promised goods or services to the customer. Depending on the terms of the applicable contractual agreement with the customer, revenue is recognized at the point in time when the customer obtains control of the promised goods or service, or over time when the created asset has no alternate use to the Company and there is an enforceable right to payment for the performance to date.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3: Revenue and Segment Information

Revenue recognized for product sales amounted to $7,988.4 million, $8,166.2 million and $6,578.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue recognized for manufacturing services amounted to $248.1 million, $139.9 million and $141.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue recognized for product development agreements amounted to $16.5 million, $20.1 million and $19.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts ("Long-term Supply Agreements" or "LTSA's") for which the remaining performance obligations as of December 31, 2023 were approximately $16.5 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 29% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

A portion of our LTSA’s include non-cancellable capacity payments which secure production availability for our customers' orders or represent deposits, which prepay a portion of a given customer’s product obligation. During the years ended December 31, 2023 and 2022, the Company recognized capacity payments of $206.3 million and $162.9 million, respectively, which were recorded within contract liabilities. As of December 31, 2023 and 2022, $23.8 million and $8.4 million, respectively, of the capacity payments were recorded in accounts receivable. Capacity payments totaled $304.2 million and $190.4 million as of December 31, 2023 and 2022, respectively, of which $87.6 million and $60.5 million, respectively, were recorded as current liabilities and $216.6 million and $129.9 million, respectively, were recorded as other long-term liabilities. Contract assets were $95.1 million and $2.3 million as of December 31, 2023 and 2022, respectively, of which $83.1 million and $2.3 million, respectively, were recorded as other current assets and $12.0 million and $0.0 million, respectively, were recorded as other assets. During the years ended December 31, 2023 and 2022, $88.2 million and $23.8 million, respectively, was recognized as revenue for satisfying the associated performance obligations.

As of December 31, 2023, the Company was organized into three operating and reportable segments consisting of PSG, ASG and ISG. The operating costs of manufacturing facilities which service all business units are reflected in each segment's cost of revenue on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not sell to each other. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other charges, net and certain other operating expenses, which include corporate research and development costs and miscellaneous nonrecurring expenses are not allocated to segments. In addition to the operating and reportable segments, the Company also operates global operations, sales and marketing, information systems and finance and administration groups. A portion of the expenses for each of these groups are allocated to the segments based on specific and general criteria.

Revenue and gross profit for the Company’s operating and reportable segments are as follows (in millions):

	PSG	ASG	ISG	Total
For year ended December 31, 2023:
Revenue from external customers	$4,449.0	$2,488.5	$1,315.5	$8,253.0
Segment gross profit	2,111.3	1,131.9	640.3	3,883.5
For year ended December 31, 2022:
Revenue from external customers	$4,208.2	$2,841.3	$1,276.7	$8,326.2
Segment gross profit	1,994.3	1,474.5	608.4	4,077.2
For year ended December 31, 2021:
Revenue from external customers	$3,439.1	$2,399.9	$900.8	$6,739.8
Segment gross profit	1,318.3	1,055.6	340.4	2,714.3

There were no customers whose revenue exceeded 10% or more of the Company's total revenue for the year ended December 31, 2023. The Company had one customer, a distributor, whose revenue accounted for approximately 12% and 13%

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the total revenue for the years ended December 31, 2022 and 2021, respectively.

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels are as follows (in millions):

	Year Ended December 31, 2023
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$1,334.8	$581.1	$252.7	$2,168.6
Singapore	1,202.3	533.2	203.3	1,938.8
United Kingdom	904.0	513.5	335.9	1,753.4
United States	712.4	534.0	327.3	1,573.7
Other	295.5	326.7	196.3	818.5
Total	$4,449.0	$2,488.5	$1,315.5	$8,253.0

Sales Channel
Distributors	$2,643.0	$1,089.8	$576.3	$4,309.1
Direct Customers	1,806.0	1,398.7	739.2	3,943.9
Total	$4,449.0	$2,488.5	$1,315.5	$8,253.0

	Year Ended December 31, 2022
	PSG	ASG	ISG	Total
Geographic Location
Hong Kong	$1,314.9	$742.7	$258.2	$2,315.8
Singapore	1,114.9	819.0	200.0	2,133.9
United Kingdom	762.0	454.8	275.5	1,492.3
United States	708.0	421.3	335.4	1,464.7
Other	308.4	403.5	207.6	919.5
Total	$4,208.2	$2,841.3	$1,276.7	$8,326.2

Sales Channel
Distributors	$2,702.6	$1,413.3	$691.4	$4,807.3
Direct Customers	1,505.6	1,428.0	585.3	3,518.9
Total	$4,208.2	$2,841.3	$1,276.7	$8,326.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2021
	PSG	ASG	ISG	Total
Geographic Location
Singapore	$1,097.7	$860.4	$139.7	$2,097.8
Hong Kong	1,055.6	572.4	200.6	1,828.6
United Kingdom	606.4	343.7	173.5	1,123.6
United States	432.0	304.7	194.9	931.6
Other	247.4	318.7	192.1	758.2
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

Sales Channel
Distributors	$2,443.0	$1,335.5	$553.5	$4,332.0
Direct Customers	996.1	1,064.4	347.3	2,407.8
Total	$3,439.1	$2,399.9	$900.8	$6,739.8

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customers. The Company believes it is, therefore, not meaningful to present operating profit by geographical location.

The Company's revenue disaggregated into end-markets and product technologies is as follows (in millions):

	Year-Ended December 31,
	2023	2022	2021
End-Markets
Automotive	$4,319.9	$3,360.8	$2,288.9
Industrial	2,278.4	2,290.5	1,802.3
Other*	1,654.7	2,674.9	2,648.6
Total	$8,253.0	$8,326.2	$6,739.8
* Other includes the end-markets of computing, consumer, networking, communications, etc.

Product Technologies
Intelligent Power	$4,214.8	$3,997.3	$3,073.6
Intelligent Sensing	1,606.8	1,573.7	1,114.1
Other	2,431.4	2,755.2	2,552.1
Total	$8,253.0	$8,326.2	$6,739.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets used in manufacturing are generally shared across and are not specifically ascribed to operating and reportable segments. In situations where the carrying amounts assigned to an asset group needs to be evaluated for recoverability, judgment is used to determine the carrying amounts of the asset group based on the facts and circumstances.

Property, plant and equipment, net by geographic location, are summarized as follows (in millions):

	As of December 31,
	2023	2022
United States	$1,456.5	$1,329.2
South Korea	1,360.8	871.0
Philippines	252.9	296.8
Czech Republic	559.7	279.3
China	252.2	215.3
Malaysia	199.3	190.2
Vietnam	164.3	86.8
Other	155.8	182.1
Total	$4,401.5	$3,450.7

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

PSG	ASG	ISG
Analog products	Analog products	Actuator Drivers
SiC products	ASIC products	CMOS Image Sensors
Discrete products	ECL products	Image Signal Processors
MOSFET products	Foundry products / services	Single Photon Detectors
Power Module products	Gate Driver products
Isolation products	LSI products
Memory products	Standard Logic products
Gate Driver products
Standard Logic products

Note 4: Recent Accounting Pronouncements and Other Developments

Pending Adoption

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The amendments in this ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. For public business entities, the provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied retrospectively to all periods presented in the financial statements. ASU 2023-07 will be applicable for the Company's financial statements for the year ended December 31, 2024. Management is currently evaluating and understanding the requirements under this new standard.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

Note 5: Acquisitions and Divestitures

The Company pursues acquisitions and divestitures from time to time to leverage its existing capabilities and further expand its business to achieve certain strategic goals. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the year ended December 31, 2023, the Company incurred insignificant costs related to acquisitions and divestitures. During the years ended December 31, 2022 and 2021, the Company incurred acquisition and divestiture related costs of approximately of $12.9 million and $11.9 million, respectively, which are included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

2022 Acquisition and Divestitures

EFK Acquisition

On December 31, 2022, the Company completed the acquisition of the East Fishkill, New York site and fabrication ("EFK") facility and certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS"), previously announced in April 2019, for total consideration of $406.3 million, which was accounted for as a business combination. The Company paid GFUS $100.0 million and $70.0 million during 2020 and 2019, respectively, and the remaining consideration of $236.3 million was paid on January 3, 2023. Separately, the Company paid GFUS a one-time license fee of $30.0 million in cash for certain technology during 2019, which has been recognized as an intangible asset subject to amortization.

The Company also entered into an ancillary agreement, as amended, relating to the provision of foundry services entered into in connection with the execution of the acquisition agreement, which provided the Company certain additional tools and flexibility in its capital expenditures and manufacturing plans for 2021 and 2022.

During the year ended December 31, 2023, the Company finalized its determination relating to the fair value of assets acquired and liabilities assumed from the EFK acquisition, which was completed on December 31, 2022. The final allocation of the purchase price of EFK to the assets acquired and liabilities assumed based on their relative fair values, which is materially consistent with the preliminary allocation is as follows (in millions):

Purchase Price Allocation
Inventory	$3.3
Other current assets	4.4
Property, plant and equipment	396.5
Other non-current assets	11.4
Total assets acquired	415.6
Current liabilities	3.0
Other long-term liabilities	6.3
Total liabilities assumed	9.3
Net assets acquired/purchase price	$406.3

Unaudited pro-forma consolidated results of operations are not included considering the significance of the acquisition to the results of the Company.

Divestitures

During 2022, the Company divested four wafer manufacturing facilities to various parties:

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•The Oudenaarde, Belgium manufacturing facility was divested to BelGaN Group BV for an aggregate consideration of approximately $19.9 million;
•The South Portland, Maine, manufacturing facility was divested to Diodes Incorporated for an aggregate consideration of approximately $80.0 million;
•The Pocatello, Idaho manufacturing facility was divested to LA Semiconductor for an aggregate consideration of approximately $80.0 million; and
•The Niigata, Japan manufacturing facility was divested to JS Foundry K.K., a Japan-based foundry company, for aggregate consideration of approximately $90.3 million.

These divestiture transactions resulted in a net gain on divestiture of $67.0 million in 2022.

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

Pursuant to the terms and subject to the conditions set forth in the Agreement and Plan of Merger, the purchase price totaled $434.9 million. Cash consideration amounted to $424.6 million, of which $17.0 million was deposited for general representation and warranty purposes in an escrow account, legally owned by the Company. All 17.0 million was released to the seller in accordance with the escrow agreements during the years ended December 31, 2023 and 2022. The remaining consideration of approximately $10.0 million represented the value of certain pre-acquisition deposits and payable balances effectively settled between the parties since the Company was GTAT's customer. From the closing date of the acquisition through December 31, 2021, the Company recognized immaterial revenue and net loss relating to GTAT .

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

GTAT Pro-Forma Results of Operations

Unaudited pro-forma consolidated results of operations for the years ended December 31, 2023 and 2022 is not required because the results of the acquired business are included in the Company's results. The following unaudited pro-forma

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

consolidated results of operations for the year ended December 31, 2021 has been prepared as if the acquisition of GTAT had occurred on January 1, 2021 and includes adjustments for the effect of fair value changes, transaction costs, taxation and financial structure (in millions):

Year Ended December 31,
2021
Revenue	$6,750.4
Net income	972.4
Net income attributable to ON Semiconductor Corporation	970.8

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

During 2022, the Company recorded $330.0 million of goodwill impairment charges and $56.8 million of intangible impairment charges relating to the approved exit plan to wind down QCS. The division was generally associated with the Company’s legacy Quantenna division, representing less than 2.0% and 3.0% of the consolidated revenue for 2022 and 2021, respectively.

Of the $330.0 million of goodwill impairment charges, $115.0 million was recorded during the second fiscal quarter ended July 1, 2022, when the Company determined that a market approach was the most appropriate method to evaluate the recoverability of the carrying value of the net assets of the reporting unit, as the Company was attempting to sell this reporting unit to an interested party. For the remainder of the impairment charge recorded during the third fiscal quarter ended September 30, 2022, the Company determined that the discounted cash flow method under the income approach was the most appropriate to estimate the fair value of the reporting unit to evaluate the recoverability of the carrying value of the reporting unit's net assets. QCS, which has since been wound down, had no remaining goodwill or intangible balances.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2023			As of December 31, 2022			As of December 31, 2021
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
ASG	$1,536.4	$(748.9)	$787.5	$1,536.4	$(748.9)	$787.5	$1,566.3	$(418.9)	$1,147.4
ISG	114.0	—	114.0	114.0	—	114.0	114.0	—	114.0
PSG	708.0	(31.9)	676.1	708.0	(31.9)	676.1	708.0	(31.9)	676.1
Total	$2,358.4	$(780.8)	$1,577.6	$2,358.4	$(780.8)	$1,577.6	$2,388.3	$(450.8)	$1,937.5

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2021	$1,937.5
Goodwill impairment	(330.0)
Business divestitures - Goodwill disposed	(29.9)
Net balance as of December 31, 2022	$1,577.6

There was no change in the balance of goodwill during the year ended December 31, 2023.

Intangible Assets

Intangible assets subject to amortization, net, were as follows (in millions):

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(473.3)	$(36.3)	$71.9
Developed technology	939.6	(696.4)	(40.7)	202.5
Licenses	30.0	(5.1)	—	24.9
Other intangibles	79.1	(63.9)	(15.2)	—
Total intangible assets	$1,630.2	$(1,238.7)	$(92.2)	$299.3

	As of December 31, 2022
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(460.1)	$(36.3)	$85.1
Developed technology	939.6	(656.7)	(40.7)	242.2
Licenses	30.0	(1.7)	—	28.3
Other intangibles	82.7	(63.4)	(15.2)	4.1
Total intangible assets	$1,633.8	$(1,181.9)	$(92.2)	$359.7

Amortization of acquisition-related intangible assets amounted to $56.8 million, $82.8 million and $99.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2022, the remaining IPRD projects were completed resulting in the reclassification of $11.6 million to developed technology.

Amortization expense for the intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

2024	$58.1
2025	47.9
2026	41.6
2027	34.6
2028	27.5
Thereafter	89.6
Total estimated amortization expense	$299.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 7: Restructuring, Asset Impairments and Other Charges, net
Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments		Other		Total
Year Ended December 31, 2023
Business Realignment	59.1	9.3	(1)	2.8		71.2
Other	(0.6)	10.2	(2)	(5.9)	(3)	3.7
Total	$58.5	$19.5		$(3.1)		$74.9
Year Ended December 31, 2022
QCS wind down	12.6	18.6		18.9	(4)	50.1
Other	(1.4)	4.0		(34.8)	(5)	(32.2)
Total	$11.2	$22.6		$(15.9)		$17.9
Year Ended December 31, 2021
2021 Involuntary separation program	$65.3	$—		$—		$65.3
Other	$2.2	$3.3		$0.6		$6.1
Total	$67.5	$3.3		$0.6		$71.4
_______________________

(1)Primarily relates to property, plant and equipment impairment charges associated with the business realignment efforts.
(2)Property, plant and equipment and ROU asset impairment charges related to the site consolidation efforts in the U.S.
(3)Primarily for the reversal of certain contract cancellation charges relating to the QCS wind down.
(4)Primarily relates to contract cancellation charges of approximately $15.4 million and legal charges of $3.5 million.
(5)Primarily relates to the gain on the sale of two office buildings and the previous corporate headquarters.

Summary of changes in accrued restructuring charges are as follows (in millions):

Estimated employee separation charges
Balance as of December 31, 2021	$10.8
Charges	11.2
Usage	(17.6)
Balance as of December 31, 2022	$4.4
Charges	58.5
Usage	(45.0)
Balance as of December 31, 2023	$17.9

Year ended December 31, 2023:

Business Realignment

During 2023, the Company announced the elimination of approximately 1,900 jobs in an effort to realign its operating models, drive organizational effectiveness and efficiencies, increase collaboration within its ASG operating segment and IT support organizations, and right-size its workforce to consolidate manufacturing resources into fewer, common sites across the world to align with the next phase of the Company's multi-year "Fab Right" manufacturing strategy. As a result, ASG ceased its design and test operations in certain locations and there were changes in the IT operating model by transferring selected IT functions to strategic service providers. In connection with these actions, severance costs, related benefit expenses and other ancillary charges of $59.1 million were recorded during the year ended December 31, 2023. An insignificant amount is expected to be recorded during the first quarter of 2024.

Of the aggregate expense, the Company paid $41.9 million in connection with the approximately 1,600 employees who have exited and $17.2 million remained accrued as of December 31, 2023. The remaining employees subject to this realignment are expected to be terminated and paid any applicable severance and related benefit payments during the first half of 2024.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company continues to evaluate employee positions and locations for potential operating improvements and efficiencies and may incur additional severance and related charges in the future.

Year ended December 31, 2022:

QCS wind down

On September 16, 2022, the Company's Board of Directors approved an exit plan to wind down QCS as part of its ongoing efforts to focus on growth drivers and key markets, and to streamline its operations. As part of the exit plan, during the third quarter of 2022, the Company notified approximately 330 employees of their employment termination and incurred severance costs and other benefits of approximately $12.7 million. Approximately 304 employees exited during 2022 and the remaining employees exited during 2023. An insignificant amount remained accrued as of December 31, 2023.

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

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of
	December 31, 2023	December 31, 2022
Inventories:
Raw materials	$469.3	$236.8
Work in process	1,221.1	951.0
Finished goods	421.4	429.0
	$2,111.8	$1,616.8
Property, plant and equipment, net:
Land	$117.8	$117.8
Buildings	1,324.2	1,056.2
Machinery, equipment and other	6,489.0	5,431.8
Property, plant and equipment, gross	7,931.0	6,605.8
Less: Accumulated depreciation	(3,529.5)	(3,155.1)
	$4,401.5	$3,450.7
Accrued expenses and other current liabilities:
Accrued payroll and related benefits	$183.8	$284.8
Amount due to EFK seller	—	236.3
Sales related reserves	108.3	209.9
Income taxes payable	37.4	34.8
Other (1)	333.7	281.5
	$663.2	$1,047.3
_______________________

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

(1)The current portion of operating lease liabilities is included in this amount. See discussion below.

Depreciation expense for property, plant and equipment totaled $485.3 million, $398.1 million and $436.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Included within sales related reserves are ship and credit reserves for distributors amounting to $74.3 million and $158.6 million as of December 31, 2023 and 2022, respectively.

Leases

Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

The components of operating lease expense are as follows (in millions):

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease	$48.0	$47.8	$39.7
Variable lease	5.1	9.8	3.8
Short-term lease	1.7	2.6	2.0
Total lease expense	$54.8	$60.2	$45.5

The operating lease liabilities included in the Consolidated Balance Sheets are as follows (in millions):

	As of
	December 31, 2023	December 31, 2022
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$33.0	$35.2
Other long-term liabilities	231.0	246.5
Total	$264.0	$281.7
Operating ROU assets included in:
Other assets	$247.3	$262.1

As of December 31, 2023, the weighted-average remaining lease-terms and weighted-average discount rates were 11.0 years and 18.0 years, and 4.8% and 6.2%, for operating and financing leases, respectively.

As of December 31, 2023, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating and financing leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023 is as follows (in millions):

	Operating Leases	Financing Leases
2024	$43.0	$1.7
2025	36.8	1.7
2026	30.8	1.7
2027	28.9	1.8
2028	23.6	1.8
Thereafter	188.8	31.0
Total lease payments	351.9	39.7
Less: Interest	(87.9)	(16.5)
Total lease liabilities	$264.0	$23.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of
	December 31, 2023	December 31, 2022
New Credit Agreement
Revolving Credit Facility due 2028, interest payable monthly at 6.71%	$375.0	$—
Prior Credit Agreement (1):
Revolver due 2024, interest payable monthly at 5.67%	—	500.0
Term Loan "B" Facility due 2026, interest payable monthly at 6.42%	—	1,086.0
0.50% Notes due 2029 (2)	1,500.0	—
0% Notes due 2027	804.9	805.0
3.875% Notes due 2028 (3)	700.0	700.0
1.625% Notes due 2023 (4)	—	137.3
Gross long-term debt, including current maturities	3,379.9	3,228.3
Less: Debt discount (5)	(4.2)	(9.2)
Less: Debt issuance costs (6)	(39.1)	(25.6)
Net long-term debt, including current maturities	3,336.6	3,193.5
Less: Current maturities	(794.0)	(147.8)
Net long-term debt	$2,542.6	$3,045.7
_______________________

(1)The Prior Credit Agreement, including the Revolver due 2024 and Term Loan "B" Facility, was terminated and replaced by the New Credit Agreement, effective June 22, 2023.
(2)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(3)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(4)Interest was payable on April 15 and October 15 of each year at 1.625% annually. On October 16, 2023, the Company repaid $119.6 million of the remaining outstanding principal amount of the 1.625% Notes in cash and settled the excess over the principal amount by issuing 4.5 million shares of common stock.
(5)Debt discount of $0.0 million and $4.2 million for the Term Loan "B" Facility, and $4.2 million and $5.0 million for the 3.875% Notes, in each case as of December 31, 2023 and December 31, 2022, respectively.
(6)Debt issuance costs of $0.0 million and $9.7 million for the Term Loan "B" Facility, $26.8 million and $0.0 million for the 0.50% Notes, $10.9 million and $13.9 million for the 0% Notes, $1.4 million and $1.7 million for the 3.875% Notes and $0.0 million and $0.3 million for the 1.625% Notes, in each case as of December 31, 2023 and December 31, 2022, respectively.

Maturities

Expected maturities of gross long-term debt (including current portion - see section regarding 0% Notes below) as of December 31, 2023 are as follows (in millions):

Expected Maturities
2024	$804.9
2025	—
2026	—
2027	—
2028	1,075.0
Thereafter	1,500.0
Total	$3,379.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Maturity and Settlement of the 1.625% Notes due 2023

On October 16, 2023, the Company settled the outstanding principal portion of the 1.625% Notes upon maturity for $119.6 million in cash. The excess over the principal amount was settled by issuing approximately 4.5 million shares of the Company's common stock. At the time of issuance of the 1.625% Notes, the Company concurrently entered into hedge transactions with certain of the initial purchasers of the 1.625% Notes. According to the terms of these hedge contracts, on October 16, 2023, the Company repurchased an equivalent number of shares of its common stock at the prevailing fair market value, to effectively offset the issuance of shares. This transaction resulted in $422.0 million being recorded to additional paid-in capital and treasury stock, with no overall impact to equity.

Also at the time of issuance of the 1.625% Notes, the Company sold warrants to certain bank counterparties whereby the holders of the warrants have the option to purchase the equivalent number of shares of the Company’s common stock at a price of $30.70 per share from the Company. These warrants can be exercised by the holders beginning in January 16, 2024 and expire no later than March 12, 2024. The Company currently anticipates the holders to exercise the warrants to purchase up to 6.7 million shares of common stock from the Company, which will be settled on a net-share basis depending on the average stock price on the day of exercise.

Prior to the maturity date, during 2023, the Company settled $17.7 million of the 1.625% Notes based on conversion requests from the holders. In all cases, the principal amount was settled in cash with excess over principal settled in shares of common stock.

New Credit Agreement

On June 22, 2023, the Company entered into the New Credit Agreement by and among the Company, JP-Morgan Chase Bank, N.A., as Administrative Agent, and the other financial institutions party thereto as Lenders (collectively, the “Lenders” and individually each a “Lender”), which consists of a $1.5 billion Revolving Credit Facility (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Facility are available for general corporate purposes, including working capital, capital expenditures, and acquisitions, but also include $25.0 million sub-limit for the issuance of letters of credit and a foreign currency sub-limit of $75.0 million. During the year ended December 31, 2023, the Company drew down $375.0 million under this facility and repaid the entire outstanding balance under the Revolver due 2024 (as defined below).

The maturity date for the borrowings under the New Credit Agreement is June 22, 2028. Interest is payable based on either Secured Overnight Financing Rate (“SOFR”) or base rate options, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. Lenders are owed certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the New Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are collateralized by, among other things, a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries. The affirmative and negative covenants are customary for credit agreements of this nature. The New Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of the associated obligations. The financial covenant relates to a maximum total net leverage ratio of 4.00 to 1.00 calculated using the consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments for the trailing four consecutive quarters. The Company was in compliance with the total net leverage ratio as of December 31, 2023.

Debt issuance costs of $6.8 million were incurred for the Revolving Credit Facility and recorded as other assets, which along with the existing debt issuance costs, will be amortized through June 22, 2028. As of December 31, 2023, the Company had approximately $1,125.0 million available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

0.50% Convertible Senior Notes due 2029

On February 28, 2023, the Company completed a private unregistered offering of $1.5 billion aggregate principal amount of its 0.50% Convertible Senior Notes due 2029 (the "0.50% Notes") and received net proceeds of approximately $1,470 million after deducting the initial purchasers' discount. The Company used the net proceeds to repay $1,086.0 million of the existing

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

outstanding indebtedness under the Term Loan “B” Facility, the related transaction fees and expenses, to pay approximately $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and for general corporate purposes. The 0.50% Notes were issued under an indenture (the "0.50% Indenture"), dated as of February 28, 2023, by and among the Company, the guarantors (as defined therein) and Computershare Trust Company, National Association, as trustee, which provides, among other things, that the 0.50% Notes will mature on March 1, 2029, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. On or after December 1, 2028, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 0.50% Notes may convert all or a portion of their 0.50% Notes at any time. The 0.50% Notes are senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the New Credit Agreement. The Company may satisfy any conversion elections by paying cash up to the aggregate principal amount of the 0.50% Notes to be converted, and paying or delivering, as the case may be, cash, shares of common stock or a combination thereof, at the Company’s election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the 0.50% Notes to be converted.

The initial conversion rate of the 0.50% Notes is 9.6277 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $103.87 per share of common stock. The Company may redeem for cash all or any portion of the 0.50% Notes, at the Company’s option, on or after March 6, 2026, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to December 1, 2028, the holders may convert their 0.50% Notes at their option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2023 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the 0.50% Notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; iii) if the Company calls any or all of the 0.50% Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions described in the 0.50% Indenture.

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

Debt Prepayments

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company used a portion of the proceeds of the 0.50% Notes to repay the remaining outstanding balance of $1,086.0 million under the Term Loan "B" Facility and expensed $13.3 million of unamortized debt discount and issuance costs as loss on debt prepayment during the year ended December 31, 2023. The Company also repaid $125.0 million under the Revolver due 2024 in addition to the repayment of $375.0 million (under the Revolver due 2024) upon execution of the New Credit Agreement during the year ended December 31, 2023.

0% Convertible Senior Notes due 2027

Pursuant to the indenture governing the 0% Notes, as of December 31, 2023, the $794.0 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on December 31, 2023 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending March 31, 2024, and only during such calendar quarter.

Amendments to the Prior Credit Agreement

The Company entered into the Prior Credit Agreement in 2016 which provided for a $1.97 billion revolving credit facility (the Revolver due 2024) and a $2.4 billion term loan "B" facility (the Term Loan "B" Facility). Between 2016 and 2022, the Company, the Guarantors (as defined in the Prior Credit Agreement), the several lenders party thereto and the Agent (as defined in the Prior Credit Agreement) entered into ten amendments to the Prior Credit Agreement. These amendments, among others, reduced the interest rates payable and increased the amounts that could be borrowed under the Term Loan "B" Facility and the Revolver due 2024 and also amended certain financial covenants.

The obligations under the Prior Credit Agreement were guaranteed by the Guarantors and collateralized by a pledge of substantially all of the assets of the Company and the Guarantors, including a pledge of the equity interests in certain of the Company’s domestic and first tier foreign subsidiaries, subject to customary exceptions. The obligations under the Prior Credit Agreement were also collateralized by mortgages on certain real property assets of the Company and its domestic subsidiaries.
The Prior Credit Agreement included a maximum total net leverage ratio as a financial maintenance covenant. It also contained other customary affirmative and negative covenants and events of default. The Prior Credit Agreement was terminated and replaced with the New Credit Agreement on June 22, 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2023	2022	2021
Net income for basic earnings per share of common stock	$2,183.7	$1,902.2	$1,009.6
Add: Interest on 1.625% Notes	1.3	2.0	—
Net income for diluted earnings per share of common stock	$2,185.0	$1,904.2	$1,009.6

Basic weighted-average shares of common stock outstanding	430.7	433.2	425.7
Dilutive effect of share-based awards	1.2	1.8	2.5
Dilutive effect of convertible notes and warrants	14.9	13.2	15.6
Diluted weighted average shares of common stock outstanding	446.8	448.2	443.8

Net income per share of common stock:
Basic	$5.07	$4.39	$2.37
Diluted	$4.89	$4.25	$2.27

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.1 million, 0.3 million and 0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The dilutive impact related to the Company’s 0.50% Notes, 0% Notes and 1.625% Notes has been calculated using the if-converted method for the years ended December 31, 2023 and 2022 and using the treasury stock method for the year ended 2021. While the 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for their entire value, the 1.625% Notes were repayable in cash or shares of common stock for their entire value.

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

Equity

Share Repurchase Program

In February 2023, the Board of Directors approved a new share repurchase program (the “2023 Share Repurchase Program”) under which the Company may repurchase up to an aggregate of $3.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the 2023 Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock or at all, the Company may repurchase shares from February 8, 2023 through December 31, 2025. The repurchases under the 2023 Share Repurchase Program amounted to $564.0 million during the year ended December 31, 2023.

Under the Company's previous share repurchase program announced on November 15, 2018, the Company could repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022. The repurchases under the previous share repurchase program amounted to $259.8 million during the year ended December 31, 2022. There were no repurchases during the year ended December 31, 2021. The previous share repurchase program, which did not require the Company to purchase any particular amount of common stock and was subject to

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the discretion of the Board of Directors, expired on December 31, 2022, with approximately $1,036.0 million remaining unutilized.

Activity under both the 2023 Share Repurchase Program and the previous program is as follows (in millions, except per share data):

	Year ended December 31,
	2023	2022	2021
Number of repurchased shares (1)	7.6	4.0	—
Aggregate purchase price	$564.0	$259.8	$—
Fees, commissions and excise tax	4.1	—	—
Total	$568.1	$259.8	$—

Weighted-average purchase price per share (2)	$74.54	$65.13	$—
Available amounts	$2,436.0	$1,036.0	$1,295.8
_______________________

(1)None of these shares had been reissued or retired as of December 31, 2023 but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for tax withholding during the years ended December 31, 2023, 2022 and 2021 were $67.1 million, $78.1 million and $38.9 million, respectively, for which the Company withheld approximately 0.8 million, 1.3 million and 0.9 million shares of common stock, respectively, that were underlying the RSUs that vested. This activity in connection with tax withholding upon vesting was not made under the 2023 Share Repurchase Program or the previous share repurchase program.

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2023, the Leshan non-controlling interest balance was $18.0 million. This balance included the Leshan non-controlling interest's $1.9 million share of the earnings for the year ended December 31, 2023 offset by $2.4 million of dividends paid to the non-controlling shareholder. As of December 31, 2022, the Leshan non-controlling interest balance was $18.5 million. This balance included the Leshan non-controlling interest's $1.6 million share of the earnings for the year ended December 31, 2022 offset by $2.1 million of dividends declared to the non-controlling shareholder.

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$18.1	$12.0	$15.6
Research and development	20.5	17.6	24.2
Selling and marketing	18.6	16.4	16.6
General and administrative	63.9	54.8	44.9
Share-based compensation expense	121.1	100.8	101.3
Income tax benefit	(25.4)	(21.2)	(21.3)
Share-based compensation expense, net of taxes	$95.7	$79.6	$80.0

As of December 31, 2023, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $123.2 million, which is expected to be recognized over a weighted-average period of 1.4 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Share-Based Compensation Information

The fair value per unit of each RSU and stock grant award is determined on the grant date. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 8% for the year ended December 31, 2023, 8% for the year ended December 31, 2022 and 6% for the year ended December 31, 2021.

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

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million to 109.5 million. As of December 31, 2023, there was an aggregate of 37.1 million shares of common stock available for grant under the Amended and Restated SIP.

Restricted Stock Units

A summary of activity of RSUs during the year ended December 31, 2023 is as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2022	3.8	$46.56
Granted	1.9	80.32
Achieved	0.3	54.16
Released	(2.4)	41.56
Forfeited	(0.4)	62.12
Nonvested shares of RSUs at December 31, 2023	3.2	69.39

The RSUs awared during 2023 include RSUs that vest upon satisfaction of service conditions and 0.6 million RSUs granted to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions is recognized based on the grant date fair value irrespective of the achievement of the condition. The fair value of the vested awards are based on the stock price as of the vesting dates, and during the years ended December 31, 2023, 2022 and 2021 totaled $202.6 million, $232.8 million and $123.5 million, respectively.

As of December 31, 2023, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $90.5 million, $18.7 million and $14.0 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to service-based, performance-based and market-based RSUs was $113.7 million for the year ended December 31, 2023, which included $64.0 million for RSUs with time-based service conditions that were granted in 2023 and prior that are expected to vest.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. During the years ended December 31, 2023, 2022 and 2021 employees

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

purchased approximately 0.4 million, 0.5 million and 0.7 million shares, respectively, under the ESPP. On May 20, 2021, the stockholders approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million to 34.5 million. As of December 31, 2023, there were approximately 7.3 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2023 was $7.4 million.

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

The Company recognizes actuarial gains and losses during the period the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. For the years ended December 31, 2023, 2022 and 2021, the Company recognized an actuarial loss of $4.0 million, and actuarial gains of $22.1 million and $21.4 million, respectively. Of the actuarial loss for 2023, $7.8 million was primarily due to an increase in the discount rates reduced by $3.8 million due to higher-than-expected returns on plan assets.

Following is a summary of the status of the Company's foreign defined benefit pension plans and the net periodic pension cost (in millions):

	Year Ended December 31,
	2023	2022	2021
Service cost	$4.7	$8.1	$11.7
Interest cost	6.3	4.0	4.5
Expected return on plan assets	(4.7)	(4.3)	(6.5)
Curtailment gain	—	—	(0.4)
Actuarial (gains) losses	4.0	(22.1)	(21.4)
Total net periodic pension (gain) cost	$10.3	$(14.3)	$(12.1)
Weighted average assumptions
Discount rate used for net periodic pension costs	3.27%	1.54%	1.31%
Discount rate used for pension benefit obligations	3.63%	3.63%	1.54%
Expected return on plan assets	3.46%	2.98%	3.04%
Rate of compensation increase	4.26%	3.43%	3.45%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	As of December 31,
	2023	2022
Change in projected benefit obligation (PBO)
Projected benefit obligation at the beginning of the year	$185.5	$293.6
Divestiture of businesses	—	(41.3)
Service cost	4.7	8.1
Interest cost	6.3	4.0
Net actuarial (gain) loss	7.8	(38.3)
Benefits paid by plan assets	(10.7)	(5.3)
Benefits paid by the Company	(3.2)	(3.4)
Participant contributions	0.1	0.1
Translation and other (gain) loss	0.6	(32.0)
Projected benefit obligation at the end of the year	$191.1	$185.5
Accumulated benefit obligation at the end of the year	$157.3	$153.8
Change in plan assets
Fair value of plan assets at the beginning of the year	$131.7	$189.7
Divestiture of businesses	—	(21.9)
Actual return on plan assets	8.5	(11.9)
Benefits paid from plan assets	(10.7)	(5.3)
Employer contributions	11.3	2.3
Translation and other gain (loss)	(0.5)	(21.2)
Fair value of plan assets at the end of the year	$140.3	$131.7

	As of December 31,
	2023	2022
Plans with underfunded or non-funded projected benefit obligation
Projected benefit obligation	$118.2	$121.1
Fair value of plan assets	50.2	54.2
Plans with underfunded or non-funded accumulated benefit obligation
Accumulated benefit obligation	$87.7	$84.2
Fair value of plan assets	50.2	44.9
Amounts recognized in the balance sheet consist of
Current assets	$0.7	$0.7
Non-current assets	16.4	12.4
Current liabilities	(1.4)	(0.4)
Non-current liabilities	(66.5)	(66.5)
Funded status	$(50.8)	$(53.8)

Included in assets held-for-sale within Other current assets is an insignificant balance representing the overfunded status of the pension plan for the divested fab at Niigata, Japan as of December 31, 2023 and 2022. The PBO and pension asset balances related to this plan are included in the table above. These balances are expected to be derecognized during 2024 upon approval from the appropriate authorities. See Note 5: ''Acquisitions and Divestitures'' for further discussion of the Niigata factory sale.

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

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December 31, 2023
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$3.5	$3.5	$—	$—
Foreign Government/Treasury Securities (1)	7%	9.9	9.9	—	—
Corporate Bonds, Debentures (2)	31%	43.2	—	43.2	—
Equity Securities (3)	22%	31.3	—	31.3	—
Mutual Funds	9%	11.9	—	11.9	—
Investment and Insurance Contracts (4)	29%	40.5	—	16.0	24.5
	100%	$140.3	$13.4	$102.4	$24.5

	As of December 31, 2022
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category
Cash/Money Markets	2%	$3.0	$3.0	$—	$—
Foreign Government/Treasury Securities (1)	10%	13.4	13.4	—	—
Corporate Bonds, Debentures (2)	26%	33.4	—	33.4	—
Equity Securities (3)	23%	30.2	—	30.2	—
Mutual Funds	7%	9.3	—	9.3	—
Investment and Insurance Contracts (4)	32%	42.4	—	18.6	23.8
	100%	$131.7	$16.4	$91.5	$23.8
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2023 and 2022, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) were as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2021	$50.6
Actual return on plan assets	(2.8)
Purchase, sales and settlements, net	(21.7)
Foreign currency impact	(2.3)
Balance at December 31, 2022	$23.8
Actual return on plan assets	1.2
Purchase, sales and settlements, net	(1.3)
Foreign currency impact	0.8
Balance at December 31, 2023	$24.5

The Company generally contributes to its foreign defined benefit plans based on specific plan or statutory requirements. In 2024, the Company expects to contribute $22.7 million. The expected benefit payments from the Company's defined benefit plans from 2024 through 2028 and the five years thereafter are as follows (in millions):

2024	$7.1
2025	9.4
2026	8.2
2027	11.4
2028	13.0
Five years thereafter	68.4
Total	$117.5

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit as mandated by the Internal Revenue Service. The Company recognized $19.9 million, $14.7 million and $16.7 million of expense relating to matching contributions in 2023, 2022 and 2021, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $22.3 million, $20.5 million and $27.2 million relating to these plans for the years ended 2023, 2022 and 2021, respectively.

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2023 (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2024	$964.4
2025	314.4
2026	60.2
2027	40.7
2028	28.2
Thereafter	0.3
Total	$1,408.2

Environmental Contingencies

The Company currently leases its headquarters in Scottsdale, Arizona on Salt River Maricopa Indian Community property.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2023, the Company's Revolving Credit Facility included $25.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2023, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $13.3 million as of December 31, 2023.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2023. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Government Assistance

2023 Government Incentives

The Company receives government incentives from U.S. federal and state governments and non-U.S. governments in the form of cash grants and tax abatements, which in most cases, attach conditions for a specific duration period, generally related to hiring, training and/or retaining employees, the construction or acquisition of assets and placing them in service or the development of specific technologies. If conditions are not satisfied or the duration period for the agreement is infringed, the incentives are subject to reduction, termination, or recapture.

As of December 31, 2023, relating to government incentives, $12.9 million and $5.2 million were included in other current assets and other non-current assets, respectively, representing the amounts receivable, $80.4 million was recorded as a net decrease to PP&E, net, and $83.6 million was recorded as a reduction to taxes payable included in accrued expenses and other current liabilities. Additionally, $5.1 million and $4.9 million were recorded as a reduction to cost of revenue and operating expenses, respectively, for the year ended December 31, 2023.

The duration of the agreements for the incentives received by the Company in 2023 ranges from one to ten years, with a recapture period that can extend up to 10 years.

2022 Government Incentives

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

Securities Class Action And Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. The complaint asserts claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants made misleading statements regarding the Company's SiC business. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The case is in its early stages. They Company believes that it has strong legal defenses to the claims asserted, and will vigorously defend it.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On January 3, 2024, a purported stockholder derivative action captioned Silva v. El-Khoury, et al., Case No. 1:24-cv-00007 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. The allegations in the derivative complaint are substantially similar to the allegations in the securities class action complaint discussed above. The derivative suit purports to assert claims on behalf of the Company against certain of its officers for contribution under the federal securities laws, and asserts claims against all of the defendants for breach of fiduciary duty, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement, and waste. The plaintiff seeks an award of damages, pre-judgment interest, punitive damages, attorneys’ fees, and other costs and expenses related to the litigation. This case is in its early stages. The Company believes that the Plaintiff lacks standing to assert claims on the Company’s behalf.

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

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

During 2022, the Company began investing portions of its excess cash in different marketable securities, which were classified as available-for-sale. During the year ended December 31, 2023, the Company sold these investments. The following fair value tier level hierarchy is used to determine fair values of financial instruments:

•Level 1: based on observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•Level 2: based on inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.
•Level 3: based on the use of unobservable inputs for the assets and liabilities and other types of analyses.

The carrying value of cash and cash equivalents which includes time deposits, money market funds, corporate bonds and commercial paper approximates fair value because of the short-term maturity of these instruments. Demand and money market funds are classified as Level 1 within the fair value hierarchy, while corporate bonds and commercial paper are classified as Level 2. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The Company held an insignificant amount of investments in money market funds as of December 31, 2023. There were no demand and time deposits or investments in other assets as of December 31, 2023. The following table summarizes financial assets and liabilities, excluding pension assets, disaggregated by the security type, measured at fair value on a recurring basis as of December 31, 2022 (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of
December 31, 2022					Fair Value Level
Description	Amortized Cost	Unrealized gains	Unrealized losses	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents:
Demand and time deposits	$233.1	$—	$—	$233.1	$233.1	$—
Money market funds	17.0	—	—	17.0	17.0	—

Other current assets:
Corporate bonds	$23.8	$—	$—	$23.8	$—	$23.8
Certificate of deposit	3.1	—	—	3.1	—	3.1
Commercial paper	3.2	—	—	3.2	1.2	2.0
US Treasury bonds	2.1	—	—	2.1	—	2.1

Other assets:
Corporate bonds	$0.8	$—	$—	$0.8	$—	$0.8

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings are as follows (in millions):

	As of December 31,
	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$794.0	$1,334.4	$791.1	$1,057.8
0.50% Notes	1,473.1	1,596.6	—	—
1.625% Notes	—	—	137.0	417.8
3.875% Notes	694.4	652.0	693.3	618.3
Long-term debt	375.0	390.6	1,572.1	1,549.2
_______________________

(1)Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

The fair value of the 0% Notes, 0.50% Notes, 1.625% Notes and 3.875% Notes was estimated based on market prices in active markets (Level 1). The fair value of other long-term debt, which includes the Term Loan "B" Facility as of December 31, 2022 was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

Fair Values Measured on a Non-Recurring Basis

The Company's non-financial assets, such as property, plant and equipment, goodwill and intangible assets, are recorded at fair value upon a business combination and are remeasured at fair value only if an impairment charge is recognized. The Company uses unobservable inputs to the valuation methodologies that are significant to the fair value measurements, and the valuations require management's judgment due to the absence of quoted market prices. The Company determines the fair value of its held and used assets, goodwill and intangible assets using an income, cost or market approach as determined reasonable.

During the years ended December 31, 2023, 2022 and 2021, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis. The following table shows the adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31,
	2023	2022	2021
Nonrecurring fair value measurements
Goodwill impairments (Level 3)	$—	$330.0	$—
Intangibles impairment (Level 3)	—	56.8	—
Asset impairments (Level 3)	10.5	14.8	7.9
IPRD impairments (Level 3)	—	—	2.9
	$10.5	$401.6	$10.8

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

As of December 31, 2023 and 2022, the Company had outstanding foreign exchange contracts with notional amounts of $262.2 million and $272.0 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset gains and losses on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2023		2022
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Philippine Peso	47.3	47.3	63.9	63.9
Euro	64.6	64.6	26.0	26.0
Korean Won	(14.3)	14.3	35.7	35.7
Japanese Yen	55.2	55.2	27.0	27.0
Czech Koruna	16.8	16.8	41.7	41.7
Other currencies - Buy	54.4	54.4	66.5	66.5
Other currencies - Sell	(9.6)	9.6	(11.2)	11.2
	$214.4	262.2	$249.6	$272.0

Amounts receivable or payable under the contracts were not material as of December 31, 2023 and 2022, and are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2023, 2022 and 2021, realized and unrealized foreign currency transactions totaled a loss of $7.9 million, $0.7 million and $0.8 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

During 2023, the Company entered into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in certain currencies other than the U.S. Dollar. These contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2023, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $92.2 million, with a fair value of $0.9 million recorded as other current assets. A loss of $0.1 million was recognized as a component of cost of revenues for the year ended December 31, 2023. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of December 31, 2023.

Interest rate risk

During 2023, the Company terminated its interest rate swap agreements with a notional value of $500 million for fiscal years 2023 and 2024, respectively, received cash proceeds of $27.7 million, net of termination fees, and recognized $6.9 million of other income related to the termination. Approximately $20.7 million was recorded in Accumulated Other Comprehensive Income, which will be recognized to other income through December 2024.

As of December 31, 2022, the Company had interest rate swap agreements for notional amounts of $750.0 million, $500.0 million and $500.0 million for fiscal years 2022, 2023 and 2024, respectively. The fair value of the interest rate swaps totaled $36.0 million as of December 31, 2022, which was classified based on each instrument’s maturity dates.

See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2023.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes.

Other

As of December 31, 2023, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of December 31, 2023, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 16: Income Taxes

The Company's geographic sources of income before income taxes are as follows (in millions):

	Year ended December 31,
	2023	2022	2021
United States	$2,222.2	$1,979.8	$873.2
Foreign	313.6	382.4	284.6
Income before income taxes	$2,535.8	$2,362.2	$1,157.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's provision for income taxes is as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$372.7	$331.9	$8.0
State and local	21.6	31.8	4.8
Foreign	76.9	73.8	43.3
	471.2	437.5	56.1
Deferred:
Federal	(107.9)	(36.9)	89.2
State and local	13.2	25.7	7.8
Foreign	(26.3)	32.1	(6.5)
	(121.0)	20.9	90.5
Total provision	$350.2	$458.4	$146.6

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is as follows:

	Year ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.7	1.7	1.4
Impact of foreign operations	0.3	1.7	(2.0)
Foreign derived intangible income benefit	(6.8)	(7.4)	(7.8)
Nondeductible goodwill	—	3.1	—
Change in valuation allowance and related effects (1)	0.5	(0.1)	(0.4)
Share-based compensation costs	(0.2)	(0.5)	(0.1)
U.S. federal R&D credit	(0.4)	(0.2)	(0.4)
Non-deductible officer compensation	0.3	0.3	0.4
Impact of audit settlement	(1.8)	—	—
Other (2)	0.2	(0.2)	0.6
Total	13.8%	19.4%	12.7%
_______________________

(1)For the year ended December 31, 2023, this included a benefit of $13.7 million, or 0.5% related to a decrease in the valuation allowance for the expiration of Japan net operating losses ("NOLs"), partially netted with an offsetting expense of $15.3 million or 0.6% related to the expiration of those same Japan NOLs. For the year ended December 31, 2022, this included a benefit of $55.6 million, or 2.4% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $54.3 million, or 2.3% related to the expiration of those same Japan NOLs. For the year ended December 31, 2021, this included a benefit of $26.3 million, or 2.2% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $22.6 million, or 1.9% related to the expiration of those same Japan NOLs.
(2)For the year ended December 31, 2021, this included an expense of $8.5 million, or 0.7%, related to an election to waive Base Erosion Anti-Abuse Tax ("BEAT") deductions for all U.S. federal tax purposes for the 2021 tax year.

The Company's effective tax rate for 2023 was 13.8%, which differs from the U.S. federal income tax rate of 21%, primarily due to the benefit received from the Section 250 deduction related to FDII and a benefit due to the net release of unrecognized tax benefits as a result of effective settlement with tax authorities and lapse in statute of limitations.

The Company’s effective tax rate for 2022 was 19.4%, which differs from the U.S. federal income tax rate of 21%, primarily due to the benefit received from the Section 250 deduction related to FDII, partially offset by the impact of nondeductible goodwill.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s effective tax rate for 2021 was 12.7%, which differs from the U.S. federal income tax rate of 21%, primarily due to the benefit received from the Section 250 deduction related to FDII.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) are as follows (in millions):

	As of December 31,
	2023	2022
NOL and tax credit carryforwards	$227.6	$221.6
163 (j) interest expense carryforward	4.6	5.1
Lease liabilities	59.7	65.0
ROU asset	(58.9)	(60.9)
Tax-deductible goodwill and amortizable intangibles	(32.2)	(35.9)
Capitalization of research and development expenses	419.9	311.4
Reserves and accruals	60.2	79.1
Property, plant and equipment	(165.1)	(156.3)
Inventories	134.2	78.3
Undistributed earnings of foreign subsidiaries	(67.7)	(64.2)
Share-based compensation	9.7	7.5
Pension	5.8	7.5
Convertible Debt	108.1	27.0
Other	6.5	9.8
Deferred tax assets and liabilities before valuation allowance	712.4	495.0
Valuation allowance	(150.3)	(152.4)
Net deferred tax asset	$562.1	$342.6

We have investment tax credits, which are accounted for pursuant to ASC 740, in Korea and the Czech Republic. We use the deferral method of accounting for investment tax credits under which the credits are recognized as reductions in the carrying value of the related assets. Deferred tax related to differences in GAAP versus tax carrying value is recorded pursuant to the gross-up method.

As of December 31, 2023 and 2022, the Company had approximately $22.2 million and $50.4 million, respectively, of U.S. federal NOL carryforwards, before the impact of unrecognized tax benefits. The decrease is due to current year utilization. These NOL carryforwards can be carried forward indefinitely until utilized. As of December 31, 2023 and 2022, the Company had approximately $6.6 million and $2.1 million, respectively, of U.S. federal credit carryforwards, before consideration of the impact of unrecognized tax benefits and the valuation allowance. The credits will expire in 2033 if unutilized. These NOL and credit carryforwards relate to acquisitions and, consequently, are limited in the amount that can be utilized in any one year.

As of December 31, 2023 and 2022, the Company had approximately $273.3 million and $324.6 million, respectively, of U.S. state NOL carryforwards, before consideration of valuation allowance or the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization. The U.S. state NOL carryforwards will expire in varying amounts from 2024 to 2040, if unutilized. As of December 31, 2023 and 2022, the Company had $111.8 million and $123.5 million, respectively, of U.S. state credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. The U.S. state credits will expire in varying amounts beginning in 2024 while a substantial amount of the state credits carryforward indefinitely.

As of December 31, 2023 and 2022, the Company had approximately $232.3 million and $268.3 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The decrease is primarily due to the expiration of Japan NOLs. As of December 31, 2023 and 2022, the Company had $93.5 million and $65.7 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. A significant portion of the foreign NOLs and credit carryforwards will expire in varying amounts prior to 2025, if unutilized.

The Company maintains a partial valuation allowance of $76.0 million on its U.S. state deferred tax assets, primarily NOLs and credits. The remaining valuation allowance primarily relates to NOLs and tax credits in certain other foreign jurisdictions that

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

primarily expire in 2025.

As of December 31, 2023, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

The activity for unrecognized gross tax benefits is as follows (in millions):

	2023	2022	2021
Balance at beginning of year	$136.8	$137.2	$151.0
Acquired balances	—	—	9.3
Additions for tax benefits related to the current year	3.4	3.3	3.1
Additions for tax benefits of prior years	0.7	0.5	—
Reductions for tax benefits of prior years	(48.0)	(0.3)	(19.7)
Lapse of statute	(9.9)	(3.8)	(2.7)
Settlements	(15.3)	(0.1)	(3.8)
Balance at end of year	$67.7	$136.8	$137.2

Included in the December 31, 2023 balance of $67.7 million is $25.1 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2023 is $42.6 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $3.9 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized approximately $0.8 million of net tax benefit and $1.4 million of tax expense and $3.3 million of net tax benefit for interest and penalties during the year ended December 31, 2023, 2022 and 2021, respectively. The Company had approximately $2.0 million, $2.7 million, and $1.3 million of accrued interest and penalties as of December 31, 2023, 2022, and 2021, respectively.

The Company has completed its IRS examination for the 2017 and 2018 tax years. The Company has recognized a reduction in unrecognized tax benefits due to the effective settlement with the IRS and lapse in statute of limitations. Tax years prior to 2020 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2019. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2013.

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications are as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2021	$(44.4)	$3.8	$(40.6)
Other comprehensive income (loss) prior to reclassifications	(6.0)	14.5	8.5
Amounts reclassified from accumulated other comprehensive loss	—	8.9	8.9
Net current period other comprehensive income (loss) (1)	(6.0)	23.4	17.4
Balance December 31, 2022	(50.4)	27.2	(23.2)
Other comprehensive income (loss) prior to reclassifications	(2.1)	0.9	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	(20.8)	(20.8)
Net current period other comprehensive loss (1)	(2.1)	(19.9)	(22.0)
Balance December 31, 2023	$(52.5)	$7.3	$(45.2)
_______________________

(1)Effects of cash flow hedges are net of tax expense of $0.2 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of Operations and Comprehensive Income were as follows:

	Year Ended December 31,
	2023	2022	To caption
Cash Flow Hedges	$(0.1)	$—	COGS
Interest rate swaps	(13.8)	(8.9)	Interest expense
Interest rate swaps terminations	(6.9)	—	Other Income
Total reclassifications	$(20.8)	$(8.9)

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$303.0	$324.8	$150.7
Divestiture/Sale of property in exchange for note receivable	—	—	7.5
Operating ROU assets obtained in exchange of lease liabilities	25.8	140.1	69.3
Finance ROU assets obtained in exchange of lease liabilities	—	25.4	22.3
Amount due to seller in connection with the EFK acquisition	—	236.3	—

Cash paid for:
Interest expense	$73.2	$80.7	$96.9
Income taxes	428.2	443.2	88.2
Operating lease payments in operating cash flows	45.7	42.5	42.1

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2023	2022	2021
Consolidated Balance Sheets:
Cash and cash equivalents	$2,483.0	$2,919.0	$1,352.6
Restricted cash (included in other current assets)	2.0	14.0	20.1
Restricted cash (included in other non-current assets)	—	—	5.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,485.0	$2,933.0	$1,377.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 19: Subsequent Events

During the first quarter of 2024, management made the following changes to its segment reporting structure:
•The existing divisions within the PSG reportable segment were reorganized from the divisions of Advanced Power Division, and Integrated Circuits, Protection and Signal Division (IPS) to the divisions of Automotive Power Division ("APD"), Industrial Power Division ("IPD"), and Multi-Market Power Division ("MPD"). Further, the IPS division was split with portions remaining in MPD and portions moving to the new IPS division within the ASG reportable segment.

Management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to the reorganization and did not identify an impairment. Goodwill assigned to previous reporting units will be reallocated to the new reporting units based on the relative fair value of the businesses transferred. Additionally, the reportable segment footnote in Form 10-Q for the quarter ending March 29, 2024 and subsequent filings will include the revised disclosures with corresponding information for earlier periods along with the current period information.

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2021	$249.9	$3.3	$8.7	(3)	$(34.5)	(2)	$227.4
Year ended December 31, 2022	227.4	7.0	(16.7)	(1)	(65.3)	(2)	152.4
Year ended December 31, 2023	152.4	0.4	0.2	(1)	(2.7)	(2)	150.3
_______________________

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan net operating losses. See Note 16: ''Income Taxes'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.
(3)Primarily relates to additional valuation allowance of $22.0 million arising from the GTAT acquisition partially offset by cumulative translation adjustments.