Form 10-Q
period 2024-03-29
ON SEMICONDUCTOR CORP
filed 2024-04-29
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on April 24, 2024:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	430,231,889

ON SEMICONDUCTOR CORPORATION FORM 10-Q

Part I: Financial Information

Part II: Other Information

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms.)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
New Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
EFK	East Fishkill, New York fabrication facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
Revolving Credit Facility	A $1.5 billion senior revolving credit facility created pursuant to the New Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SiC	Silicon carbide
Securities Act	Securities Act of 1933, as amended
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	March 29, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,614.4	$2,483.0
Receivables, net	873.3	935.4
Inventories	2,147.1	2,111.8
Other current assets	514.1	382.1
Total current assets	6,148.9	5,912.3
Property, plant and equipment, net	4,384.3	4,401.5
Goodwill	1,577.6	1,577.6
Intangible assets, net	289.4	299.3
Deferred tax assets	648.4	600.8
ROU financing lease assets	41.8	42.4
Other assets	392.5	381.3
Total assets	$13,482.9	$13,215.2
Liabilities and Stockholders’ Equity
Accounts payable	$665.8	$725.6
Accrued expenses and other current liabilities	678.1	663.2
Current portion of financing lease liabilities	0.3	0.8
Current portion of long-term debt	794.8	794.0
Total current liabilities	2,139.0	2,183.6
Long-term debt	2,544.1	2,542.6
Deferred tax liabilities	37.3	38.7
Long-term financing lease liabilities	21.3	22.4
Other long-term liabilities	598.6	627.3
Total liabilities	5,340.3	5,414.6
Commitments and contingencies (Note 8)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 621,590,872 and 616,281,996 issued, 429,934,333 and 426,386,426 outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,243.9	5,210.9
Accumulated other comprehensive loss	(52.2)	(45.2)
Accumulated earnings	7,001.1	6,548.1
Less: Treasury stock, at cost: 191,656,539 and 189,895,570 shares, respectively	(4,075.1)	(3,937.4)
Total ON Semiconductor Corporation stockholders’ equity	8,123.9	7,782.6
Non-controlling interest	18.7	18.0
Total stockholders’ equity	8,142.6	7,800.6
Total liabilities and stockholders’ equity	$13,482.9	$13,215.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	March 29, 2024	March 31, 2023
Revenue	$1,862.7	$1,959.7
Cost of revenue	1,009.1	1,042.2
Gross profit	853.6	917.5
Operating expenses:
Research and development	150.0	138.4
Selling and marketing	69.1	71.8
General and administrative	95.3	75.9
Amortization of acquisition-related intangible assets	12.6	15.0
Restructuring, asset impairments and other charges, net	1.4	51.5
Total operating expenses	328.4	352.6
Operating income	525.2	564.9
Other income (expense), net:
Interest expense	(15.6)	(26.4)
Interest income	27.6	17.1
Loss on debt prepayment	—	(13.3)
Loss on divestiture of business	—	(1.1)
Other income	1.0	4.7
Other income (expense), net	13.0	(19.0)
Income before income taxes	538.2	545.9
Income tax provision	(84.5)	(83.7)
Net income	453.7	462.2
Less: Net income attributable to non-controlling interest	(0.7)	(0.5)
Net income attributable to ON Semiconductor Corporation	$453.0	$461.7

Net income for diluted earnings per share of common stock (Note 6)	$453.0	$462.1
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.06	$1.07
Diluted	$1.04	$1.03
Weighted-average shares of common stock outstanding:
Basic	428.1	431.9
Diluted	436.5	448.5

Comprehensive income (loss), net of tax:
Net income	$453.7	$462.2
Foreign currency translation adjustments	(2.3)	0.3
Effects of cash flow hedges and other adjustments	(4.7)	(6.7)
Other comprehensive income (loss), net of tax	(7.0)	(6.4)
Comprehensive income	446.7	455.8
Comprehensive income attributable to non-controlling interest	(0.7)	(0.5)
Comprehensive income attributable to ON Semiconductor Corporation	$446.0	$455.3

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2023	616,281,996	$6.2	$5,210.9	$(45.2)	$6,548.1	(189,895,570)	$(3,937.4)	$18.0	$7,800.6
RSUs released and stock grant awards issued	1,280,614	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	36	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(35)	—	—	—
Partial settlement of Warrants - 0% Notes	10	—	—	—	—	—	—	—	—
Settlement of Warrants - 1.625% Notes	4,028,216	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(488,261)	(37.7)	—	(37.7)
Share-based compensation	—	—	33.0	—	—	—	—	—	33.0
Repurchase of common stock	—	—	—	—	—	(1,272,673)	(100.0)	—	(100.0)
Comprehensive income (loss)	—	—	—	(7.0)	453.0	—	—	0.7	446.7
Balance at March 29, 2024	621,590,872	$6.2	$5,243.9	$(52.2)	$7,001.1	(191,656,539)	$(4,075.1)	$18.7	$8,142.6

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	136,856	—	7.3	—	—	—	—	—	7.3
RSUs released and stock grant awards issued	1,680,376	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	93,098	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	6.9	—	—	(93,098)	(6.9)	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Payment of tax withholding for RSUs	—	—	—	—	—	(578,406)	(47.6)	—	(47.6)
Share-based compensation	—	—	27.7	—	—	—	—	—	27.7
Repurchase of common stock	—	—	—	—	—	(1,324,151)	(104.0)	—	(104.0)
Comprehensive income (loss)	—	—	—	(6.4)	461.7	—	—	0.5	455.8
Balance at March 31, 2023	610,278,043	$6.1	$4,633.6	$(29.6)	$4,826.1	(178,426,953)	$(2,988.2)	$19.0	$6,467.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$453.7	$462.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154.9	145.0
Loss on sale or disposal of fixed assets	0.1	1.2
Loss on divestiture of business	—	1.1
Loss on debt prepayment	—	13.3
Amortization of debt discount and issuance costs	2.7	2.9
Share-based compensation	33.0	27.7
Non-cash asset impairment charges	—	12.7
Change in deferred tax balances	(48.6)	(1.5)
Other	1.8	(7.0)
Changes in assets and liabilities:
Receivables	55.0	(37.7)
Inventories	(35.7)	(198.1)
Other assets	(88.2)	54.8
Accounts payable	3.0	53.5
Accrued expenses and other current liabilities	(5.9)	(154.6)
Other long-term liabilities	(27.1)	33.4
Net cash provided by operating activities	498.7	408.9
Cash flows from investing activities:
Purchase of property, plant and equipment	(222.4)	(321.5)
Proceeds from sale of property, plant and equipment	0.1	1.7
Deposits made for purchase of property, plant and equipment	(11.5)	(16.7)
Proceeds from sale or maturity of available-for-sale securities	—	10.8
Payments related to acquisition of business	—	(236.3)
Other	(1.5)	—
Net cash used in investing activities	(235.3)	(562.0)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	7.6	7.3
Payment of tax withholding for RSUs	(37.5)	(47.6)
Repurchase of common stock	(100.0)	(104.0)
Issuance and borrowings under debt agreements	—	1,470.0
Reimbursement of debt issuance and other financing costs	—	4.5
Payment of debt issuance and other financing costs	—	(4.8)
Repayment of borrowings under debt agreements	—	(1,213.7)
Payment for purchase of bond hedges	—	(414.0)
Proceeds from issuance of warrants	—	242.5
Payment of financing lease obligations	(0.9)	(3.6)
Net cash used in financing activities	(130.8)	(63.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.9)	0.1
Net increase (decrease) in cash, cash equivalents and restricted cash	131.7	(216.4)
Cash, cash equivalents and restricted cash, beginning of period (Note 4)	2,485.0	2,933.0
Cash, cash equivalents and restricted cash, end of period (Note 4)	$2,616.7	$2,716.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“onsemi,” “we,” “us,” “our,” or the “Company”), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog & Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG"). During the quarter ended March 29, 2024, onsemi reorganized the existing divisions within certain of its operating and reportable segments and renamed the Advanced Solutions Group ("ASG") reportable segment to AMG. See Note 2: ''Revenue and Segment Information'' for additional information regarding the segment reorganization.

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended March 29, 2024 and March 31, 2023 contained 89 and 90 days, respectively.

The accompanying unaudited financial statements as of and for the quarter ended March 29, 2024 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2023 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 5, 2024 (the "2023 Form 10-K").

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculation of future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; and (iv) testing for impairment of long-lived assets and goodwill. Additionally, during periods where it becomes applicable, significant estimates will be used by management in determining the assumptions used in business combinations. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

Revenue disaggregated by product sales, manufacturing services and product development agreements was as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
Revenue:
Product sales	$1,804.3	$1,895.1
Manufacturing services	54.0	62.1
Product development agreements	4.4	2.5
Total	$1,862.7	$1,959.7

A significant portion of the Company’s orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of March 29, 2024 are approximately $15.6 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 30% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. The Company fulfilled certain performance obligations and recognized revenue of $12.1 million and $14.8 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.

As of March 29, 2024 and December 31, 2023, the remaining capacity payments were $288.5 million and $304.2 million, respectively, of which $95.4 million and $87.6 million, respectively, were recorded as other current liabilities and $193.1 million and $216.6 million, respectively, were recorded as other long-term liabilities. Contract assets were $225.3 million and $95.1 million as of March 29, 2024 and December 31, 2023, respectively, of which $217.3 million and $83.1 million, respectively, were recorded as other current assets and $8.0 million and $12.0 million, respectively, were recorded as other assets.

The Company is organized into three operating and reportable segments consisting of PSG, AMG and ISG. These segments represent management's view of the business, and gross profit is used to evaluate its performance, the progress of major initiatives and the allocation of resources.

PSG reportable segment included the divisions of Advanced Power Division, and Integrated Circuits, Protection and Signal Division ("IPS"). During the quarter ended March 29, 2024, management reorganized them to the divisions of Automotive Power Division, Industrial Power Division and Multi-Market Power Division (“MPD”). Further, the IPS division was split with portions remaining in MPD, and portions moving to the new Integrated Circuits Division ("ICD") within the AMG reportable segment. Management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to and after the reorganization and did not identify an impairment.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG(1)	AMG(1)	ISG	Total
For the quarter ended March 29, 2024:
Revenue from external customers	$874.2	$697.0	$291.5	$1,862.7
Gross profit	$365.4	$338.8	$149.4	$853.6
For the quarter ended March 31, 2023:
Revenue from external customers	$860.9	$744.7	$354.1	$1,959.7
Gross profit	$396.4	$344.0	$177.1	$917.5

(1)During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose revenue accounted for approximately 10% of the total revenue for the quarters ended March 29, 2024 and March 31, 2023, respectively.

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended March 29, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$203.4	$149.7	$52.3	$405.4
Singapore	206.7	186.1	40.4	433.2
United Kingdom	202.5	133.8	107.7	444.0
United States	205.3	159.5	54.2	419.0
Other	56.3	67.9	36.9	161.1
Total	$874.2	$697.0	$291.5	$1,862.7

Sales Channel:
Distributors	$450.4	$343.6	$112.0	$906.0
Direct customers	423.8	353.4	179.5	956.7
Total	$874.2	$697.0	$291.5	$1,862.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended March 31, 2023
	PSG(1)	AMG(1)	ISG	Total
Geographic Location:
Hong Kong	$241.9	$184.7	$63.8	$490.4
Singapore	244.1	148.4	58.2	450.7
United Kingdom	168.8	163.4	81.1	413.3
United States	135.9	151.7	101.5	389.1
Other	70.2	96.5	49.5	216.2
Total	$860.9	$744.7	$354.1	$1,959.7

Sales Channel:
Distributors	$521.3	$312.4	$187.1	$1,020.8
Direct customers	339.6	432.3	167.0	938.9
Total	$860.9	$744.7	$354.1	$1,959.7

(1)During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customers. It is, therefore, not meaningful to present operating profit by geographical location.

The Company's revenue disaggregated into end-markets and product technologies was as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
End-Markets:
Automotive	$1,017.2	$986.0
Industrial	476.1	556.2
Other*	369.4	417.5
Total	$1,862.7	$1,959.7
* - Other primarily includes the end-markets of computing, consumer, networking and communications.

Product Technologies:
Intelligent Power	$953.4	$927.3
Intelligent Sensing	362.9	428.2
Other	546.4	604.2
Total	$1,862.7	$1,959.7

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The consolidated assets used in manufacturing are generally shared and are not specifically ascribed to operating and reportable segments. In situations where the carrying amounts assigned to an asset group need to be evaluated for recoverability, judgment is used to determine the carrying amounts of the asset group based on the facts and circumstances.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	March 29, 2024	December 31, 2023
United States	$1,458.1	$1,456.5
South Korea	1,349.9	1,360.8
Czech Republic	569.5	559.7
Philippines	242.1	252.9
China	251.9	252.2
Malaysia	199.8	199.3
Vietnam	160.0	164.3
Other	153.0	155.8
Total	$4,384.3	$4,401.5

Note 3: Recent Accounting Pronouncements and Other Developments

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

Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09 are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

SEC Climate Disclosure

In March 2024, the SEC issued final rules requiring registrants to include comprehensive climate-related disclosures in annual reports and registration statements. As adopted, the final rules require large accelerated filers to make their first climate-related disclosures for fiscal years beginning in 2025. However, in April 2024, the SEC issued an order voluntarily staying the effectiveness of the new rules pending the completion of judicial review of certain legal challenges to their validity. Management is currently evaluating these rules as adopted as well as monitoring the status of the related litigation and the SEC’s stay.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter, or more frequently, if events or changes in circumstances (each, a "triggering event") would more likely-than-not reduce the fair value of a reporting unit below its carrying value.

As a result of the segment reorganization discussed in Note 2: ''Revenue and Segment Information,'', management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to and after the reorganization and did not identify an impairment. In connection with the reorganization, the Company changed its reporting units structure, which resulted in the reallocation of $25.9 million of goodwill, presented on a prospective basis, from PSG to AMG based on the relative fair values of the businesses transferred.

There was no change in the overall balance of goodwill from December 31, 2023 to March 29, 2024.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of
	March 29, 2024				December 31, 2023
	Goodwill	Accumulated Impairment Losses	Reallocation	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
PSG	$708.0	$(31.9)	$(25.9)	$650.2	$708.0	$(31.9)	$676.1
AMG	1,536.4	(748.9)	25.9	813.4	1,536.4	(748.9)	787.5
ISG	114.0	—	—	114.0	114.0	—	114.0
Total	$2,358.4	$(780.8)	$—	$1,577.6	$2,358.4	$(780.8)	$1,577.6

Inventories

Details of inventories included in the Consolidated Balance Sheets were as follows (in millions):

	As of
	March 29, 2024	December 31, 2023
Inventories:
Raw materials	$452.5	$469.3
Work in process	1,306.6	1,221.1
Finished goods	388.0	421.4
Total	$2,147.1	$2,111.8

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of March 29, 2024, the net assets for the over-funded plans totaled $16.4 million. The total accrued pension liability for underfunded plans was $67.0 million, of which the current portion of $1.4 million was classified as accrued expenses and other current liabilities. As of December 31, 2023, the net funded status for all the plans was a liability of $50.8 million, of which the current portion of $1.4 million was classified as accrued expenses and other current liabilities.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
Service cost	$1.3	$1.2
Interest cost	1.4	1.6
Expected return on plan assets	(1.2)	(1.2)
Total	$1.5	$1.6

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
Operating lease	$12.6	$12.4
Variable lease	1.3	1.8
Short-term lease	0.4	0.5
Total	$14.3	$14.7

The ROU assets and lease liabilities for operating leases recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	March 29, 2024	December 31, 2023
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$34.8	$33.0
Other long-term liabilities	233.7	231.0
Total	$268.5	$264.0
Operating ROU assets included in:
Other assets	$253.4	$247.3

As of March 29, 2024, the weighted-average remaining lease-terms were 10.5 years and 17.8 years, and the weighted-average discount rates were 5.1% and 6.2%, for operating leases and financing leases, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$232.2	$388.8
Operating ROU assets obtained in exchange for lease liabilities	15.5	4.6
Cash paid for:
Interest expense	$24.3	$29.1
Income taxes	23.6	35.2
Operating lease payments in operating cash flows	11.4	11.2

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	March 29, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Consolidated Balance Sheets:
Cash and cash equivalents	$2,614.4	$2,483.0	$2,702.4	$2,919.0
Restricted cash (included in other current assets)	2.3	2.0	14.2	14.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,616.7	$2,485.0	$2,716.6	$2,933.0

Note 5: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	March 29, 2024	December 31, 2023
New Credit Agreement:
Revolving Credit Facility due 2028, interest payable monthly at 6.68% and 6.71%	$375.0	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt, including current maturities	3,379.9	3,379.9
Less: Debt discount (3)	(3.9)	(4.2)
Less: Debt issuance costs (4)	(37.1)	(39.1)
Net long-term debt, including current maturities	3,338.9	3,336.6
Less: Current maturities	(794.8)	(794.0)
Net long-term debt	$2,544.1	$2,542.6

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Debt discount of $3.9 million and $4.2 million for the 3.875% Notes, in each case as of March 29, 2024 and December 31, 2023, respectively.
(4)Debt issuance costs of $25.6 million and $26.8 million for the 0.50% Notes, $10.1 million and $10.9 million for the 0% Notes and $1.4 million and $1.4 million for the 3.875% Notes, in each case as of March 29, 2024 and December 31, 2023, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expected maturities of gross long-term debt (including current portion - see section below on 0% Notes due 2027) as of March 29, 2024 were as follows (in millions):

Period	Expected Maturities
Remainder of 2024	$804.9
2025	—
2026	—
2027	—
2028	1,075.0
Thereafter	1,500.0
Total	$3,379.9

The Company was in compliance with its covenants under all debt agreements as of March 29, 2024, and expects to remain in compliance with all covenants over at least the next 12 months.

0% Notes due 2027

Pursuant to the indenture governing the 0% Notes, as of March 29, 2024, the $794.8 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on March 29, 2024 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending June 30, 2024, and only during such calendar quarter.

Note 6: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended
	March 29, 2024	March 31, 2023
Net income for basic earnings per share of common stock	$453.0	$461.7
Add: Interest on 1.625% Notes	—	0.4
Net income for diluted earnings per share of common stock	$453.0	$462.1

Basic weighted-average shares of common stock outstanding	428.1	431.9
Dilutive effect of share-based awards	0.8	1.4
Dilutive effect of convertible notes and warrants	7.6	15.2
Diluted weighted-average shares of common stock outstanding	436.5	448.5

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$1.06	$1.07
Diluted	$1.04	$1.03

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 0.3 million and 0.2 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.

The dilutive impacts related to the 0.50% Notes and 0% Notes have been calculated using the if-converted method for the quarters ended March 29, 2024 and March 31, 2023. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes and 0% Notes when the stock price is above $103.87 and $52.97 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Warrants Settlement

At the time of issuance of the 1.625% Notes, the Company sold warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $30.70 per share from the Company beginning in January 16, 2024. The bank counterparties exercised 6.7 million warrants during the quarter ended March 29, 2024, and the Company settled them by issuing 4.0 million shares of common stock on a net-share basis based on the average stock price on the day of exercise, for which no cash was exchanged. All outstanding warrants related to the 1.625% Notes were settled entirely during the quarter ended March 29, 2024.

Equity

Share Repurchase Program

Under the share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. Activity under the Share Repurchase Program during the quarters ended March 29, 2024 and March 31, 2023, respectively, was as follows (in millions, except per share data):

	Quarters Ended
	March 29, 2024	March 31, 2023
Number of repurchased shares (1)	1.3	1.3
Aggregate purchase price	$100.0	$104.0
Fees, commissions and excise tax	—	—
Total	$100.0	$104.0
Weighted-average purchase price per share (2)	$78.57	$78.57

(1) None of these shares had been reissued or retired as of March 29, 2024, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of March 29, 2024, the authorized amount remaining under the Share Repurchase Program was approximately $2.3 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended March 29, 2024 and March 31, 2023 was $37.7 million and $47.6 million, respectively, for which the Company withheld approximately 0.5 million and 0.6 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $18.7 million as of March 29, 2024 after including its $0.7 million share of earnings for the quarter ending March 29, 2024. As of December 31, 2023, the Leshan non-controlling interest balance was $18.0 million.

Note 7: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023
Cost of revenue	$5.4	$3.7
Research and development	5.7	4.5
Selling and marketing	5.2	4.1
General and administrative	16.7	15.4
Share-based compensation expense	33.0	27.7
Income tax benefit	(6.9)	(5.8)
Share-based compensation expense, net of taxes	$26.1	$21.9

As of March 29, 2024, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $240.7 million, which is expected to be recognized over a weighted-average period of 2.1 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended March 29, 2024 and March 31, 2023.

Shares Available

As of March 29, 2024 and December 31, 2023, there was an aggregate of 33.7 million and 37.1 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the quarter ended March 29, 2024 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2023	3.2	$69.39
Granted	2.0	78.28
Achieved	0.3	61.15
Released	(1.3)	59.81
Forfeited	(0.1)	71.53
Non-vested RSUs at March 29, 2024	4.1	75.92

Note 8: Commitments and Contingencies

Environmental Contingencies

The Company has encountered and dealt with a number of environmental issues over time relating to the various locations where it conducts its operations and has incurred certain costs related to clean-up activities and environmental remediation

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

efforts. In certain instances, the Company has been indemnified for such costs, often from third parties who were the prior owners of such facilities. Any costs to the Company in connection with such environmental matters have generally not been, and based on the information available, are not expected to be material.
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $0.9 million was outstanding as of March 29, 2024, which reduced the borrowing capacity under such facility. As of March 29, 2024, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $5.8 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of March 29, 2024. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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

Securities Class Action And Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The complaint asserts claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint alleges that the defendants made misleading statements regarding the Company's SiC business. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The case is in its early stages. The Company believes that it has strong legal defenses to the claims asserted, and will vigorously defend it.

On January 3, 2024, a purported stockholder derivative action captioned Silva v. El-Khoury, et al., Case No. 1:24-cv-00007 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. On February

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

12, 2024, a purported stockholder derivative action captioned Smalley et al. v. El-Khoury et al. Case No. 1:24-cv-00183 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. Both aforementioned derivative actions, Silva and Smalley, were voluntarily dismissed without prejudice on April 15, 2024. On February 28, 2024, a purported stockholder derivative action captioned Mumme et al. v. El-Khoury et al. Case No. CV2024-003974 (D. AZ.), was filed by a purported stockholder of the Company in the Superior Court of the State of Arizona in and for the County of Maricopa and on March 15, 2024, a purported stockholder derivative action captioned Chan et al. v. Abe et al. Case No. 2:24-cv-00552 (D. AZ.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Arizona. The allegations in these derivative complaints are substantially similar to the allegations in the securities class action complaint discussed above. The derivative suits purports to assert claims on behalf of the Company against certain of its officers for contribution under the federal securities laws, and asserts claims against all of the defendants for breach of fiduciary duty, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement, and waste. The plaintiffs seek an award of damages, pre-judgment interest, punitive damages, attorneys’ fees, and other costs and expenses related to the litigation. The Company believes that the plaintiffs lack standing to assert claims on the Company’s behalf. These two pending derivative actions, Mumme and Chan, are in their early stages.

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

Note 9: Fair Value Measurements

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

The carrying value of cash and cash equivalents, which includes money market funds and demand and time deposits, approximates fair value because of the short-term maturity of these instruments. Demand deposits and money market funds are classified as Level 1 within the fair value hierarchy, while corporate bonds and portions of commercial paper are classified as Level 2. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such current assets and liabilities are considered Level 2 in the fair value hierarchy.

The Company held an insignificant amount of investments in money market funds as of March 29, 2024 and December 31, 2023. There were no demand and time deposits or investments in other assets as of March 29, 2024 and December 31, 2023.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the long-term borrowings were as follows (in millions):

	As of
	March 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$794.8	$1,187.1	$794.0	$1,334.4
0.50% Notes	1,474.4	1,481.9	1,473.1	1,596.6
3.875% Notes	694.7	643.7	694.4	652.0
Revolving Credit Facility	375.0	387.3	375.0	390.6

(1) Carrying amounts shown are net of debt discount, if applicable, and debt issuance costs.

Fair values of the 0% Notes, 0.50% Notes and 3.875% Notes were estimated based on market prices in active markets (Level 1), and the Revolving Credit Facility was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

Note 10: Financial Instruments

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

As of March 29, 2024 and December 31, 2023, the Company had net outstanding foreign exchange contracts with notional amounts of $234.0 million and $262.2 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one to three months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	March 29, 2024		December 31, 2023
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	$37.4	$37.4	$55.2	$55.2
Philippine Peso	41.3	41.3	47.3	47.3
Czech Koruna	31.7	31.7	16.8	16.8
Euro	52.9	52.9	64.6	64.6
Korean Won	(23.2)	23.2	(14.3)	14.3
Other Currencies - Buy	37.9	37.9	54.4	54.4
Other Currencies - Sell	(9.6)	9.6	(9.6)	9.6
	$168.4	$234.0	$214.4	$262.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Amounts receivable or payable under the contracts were not material as of March 29, 2024 or December 31, 2023. During the quarters ended March 29, 2024 and March 31, 2023, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a gain of $1.4 million and a loss of $1.9 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

The Company's foreign currency forward contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes. As of March 29, 2024, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $88.6 million, with a fair value of $2.3 million recorded as accrued expenses and other current liabilities. A loss of $1.0 million was recognized as a component of cost of revenue for the quarter ended March 29, 2024. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of March 29, 2024.

See Note 12: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the quarter ended March 29, 2024.

Other

As of March 29, 2024, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

As of March 29, 2024, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 11: Income Taxes

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized approximately $2.6 million and $2.0 million of net interest and penalties accrued as of March 29, 2024 and December 31, 2023, respectively. It is reasonably possible that its unrecognized tax benefits will be reduced by $3.9 million in the next 12 months due to expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits that primarily expire in 2025.

Tax years prior to 2020 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2019. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for the tax years prior to 2013.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 12: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2023	$(52.5)	$7.3	$(45.2)
Other comprehensive income (loss) prior to reclassifications	(2.3)	0.1	(2.2)
Amounts reclassified from accumulated other comprehensive loss	—	(4.8)	(4.8)
Net current period other comprehensive loss (1)	(2.3)	(4.7)	(7.0)
Balance as of March 29, 2024	$(54.8)	$2.6	$(52.2)

(1) Effects of cash flow hedges were net of tax impact of $0.7 million for the quarter ended March 29, 2024.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023	To caption
Cash flow hedges	$(1.8)	$—	Cost of revenue
Interest rate swaps	(3.0)	(5.0)	Interest expense
Interest rate swaps terminations	—	(6.9)	Other income
Total reclassifications	$(4.8)	$(11.9)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2023 Form 10-K and our unaudited consolidated financial statements for the fiscal quarter ended March 29, 2024, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2023 Form 10-K.

Executive Overview

onsemi Overview

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

During the quarter ended March 29, 2024, we renamed our Advanced Solutions Group ("ASG") reportable segment to Analog and Mixed-Signal Group ("AMG") and reorganized the existing divisions within PSG and AMG. See Note 2: ''Revenue and Segment Information'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the segment reorganization. As of March 29, 2024, we were organized into the three operating and reportable segments of PSG, AMG and ISG.

Business Strategy Developments

Our primary focus continues to be on profitable revenue with stable gross margin and operating income by capturing high-growth megatrends in our focused end-markets of automotive and industrial infrastructure. We are designing products in highly-differentiated markets focused on customer needs while optimizing and right-sizing our manufacturing footprint to support growth and maintain gross margins through efficiencies and new product development. We are focused on achieving efficiencies in our operating and capital expenditures, capital allocation on research and development investments and resources to accelerate growth in high-margin products.

Warrants Settlement and Share Repurchases

During the quarter ended March 29, 2024, we settled the remaining outstanding warrants related to the 1.625% Notes by issuing 4.0 million shares of our common stock on a net-share basis. We also repurchased approximately 1.3 million shares of common stock for an aggregate purchase price of $100.0 million. For additional information, see Note 6: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended March 29, 2024 compared to the Quarter Ended March 31, 2023

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	March 29, 2024	March 31, 2023	Dollar Change
Revenue	$1,862.7	$1,959.7	$(97.0)
Cost of revenue	1,009.1	1,042.2	(33.1)
Gross profit	853.6	917.5	(63.9)
Operating expenses:
Research and development	150.0	138.4	11.6
Selling and marketing	69.1	71.8	(2.7)
General and administrative	95.3	75.9	19.4
Amortization of acquisition-related intangible assets	12.6	15.0	(2.4)
Restructuring, asset impairments and other charges, net	1.4	51.5	(50.1)
Total operating expenses	328.4	352.6	(24.2)
Operating income	525.2	564.9	(39.7)
Other income (expense), net:
Interest expense	(15.6)	(26.4)	10.8
Interest income	27.6	17.1	10.5
Loss on debt prepayment	—	(13.3)	13.3
Loss on divestiture of business	—	(1.1)	1.1
Other income	1.0	4.7	(3.7)
Other income (expense), net	13.0	(19.0)	32.0
Income before income taxes	538.2	545.9	(7.7)
Income tax provision	(84.5)	(83.7)	(0.8)
Net income	453.7	462.2	(8.5)
Less: Net income attributable to non-controlling interest	(0.7)	(0.5)	(0.2)
Net income attributable to ON Semiconductor Corporation	$453.0	$461.7	$(8.7)

Revenue

Revenue was $1,862.7 million and $1,959.7 million for the quarters ended March 29, 2024 and March 31, 2023, respectively, representing a decrease of $97.0 million, or approximately 5%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 10% of our total revenue for the quarters ended March 29, 2024 and March 31, 2023, respectively. Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended March 29, 2024	As a % of Total Revenue (1)	Quarter Ended March 31, 2023	As a % of Total Revenue (1)
PSG	$874.2	46.9%	$860.9	43.9%
AMG	697.0	37.4%	744.7	38.0%
ISG	291.5	15.6%	354.1	18.1%
Total revenue	$1,862.7		$1,959.7

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG increased by $13.3 million, or approximately 2%, for the quarter ended March 29, 2024 compared to the quarter ended March 31, 2023. Revenue from our Automotive Power Division increased by $82.6 million primarily driven by our continued ramp up in SiC and other power automotive solutions. This was partially offset by decreases in revenue from our Multi-Market Power Division and Industrial Power Division of $48.6 million and $20.5 million, respectively, which was primarily driven by a decrease in demand in the industrial and communications end-markets.

Revenue from AMG decreased by $47.7 million, or approximately 6%, for the quarter ended March 29, 2024 compared to the quarter ended March 31, 2023. Revenue from our Integrated Circuit Division and Power Management Division decreased by $42.3 million and $29.5 million, respectively, primarily due to a decrease in demand in the industrial and consumer end-markets. This was partially offset by an increase in revenue in our Sensor Interface Division of $24.1 million.

Revenue from ISG decreased by $62.6 million, or approximately 18%, for the quarter ended March 29, 2024 compared to the quarter ended March 31, 2023, largely driven by a decrease in revenue from our Industrial and Consumer Solutions Division and Automotive Sensing Division of $31.0 million and $31.7 million, respectively, primarily due to the decrease in demand for these products in the industrial and automotive end-markets.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended March 29, 2024	As a % of Total Revenue (1)	Quarter Ended March 31, 2023	As a % of Total Revenue (1)
Hong Kong	$405.4	21.8%	$490.4	25.0%
Singapore	433.2	23.3%	450.7	23.0%
United Kingdom	444.0	23.8%	413.3	21.1%
United States	419.0	22.5%	389.1	19.9%
Other	161.1	8.6%	216.2	11.0%
Total revenue	$1,862.7		$1,959.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit decreased by $63.9 million to $853.6 million for the quarter ended March 29, 2024 compared to $917.5 million for the quarter ended March 31, 2023. This was primarily due to the decline in existing product revenue which negatively impacted gross profit by approximately $142 million, partially offset by increased gross profit of approximately $45 million from new product sales, and a reallocation of $34 million from manufacturing costs at our EFK location, related to our foundry business, to the existing product revenue category within PSG.

Our gross margin decreased by approximately 1% quarter over quarter, primarily due to changes as explained in the segment gross margin sections below.

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended March 29, 2024	As a % of Total Revenue (1)	Quarter Ended March 31, 2023	As a % of Total Revenue (1)
PSG	$365.4	41.8%	$396.4	46.0%
AMG	338.8	48.6%	344.0	46.2%
ISG	149.4	51.3%	177.1	50.0%
Total gross profit	$853.6	45.8%	$917.5	46.8%

(1)Certain amounts may not total due to rounding of individual amounts.

Explanation for the fluctuation in gross profit amounts and gross margin percentages for the quarter ended March 29, 2024 compared to the quarter ended March 31, 2023 is provided below:

PSG gross profit decreased by $31.0 million, primarily driven by a decline in existing business which negatively impacted gross profit by approximately $76 million, partially offset by an increase in new product sales which contributed gross profit of approximately $45 million. PSG gross margin decreased by 4.2% to 41.8% from 46.0% primarily as a result of the decline in existing business and the related impact of unfavorable product mix.

AMG gross profit decreased by $5.2 million, primarily driven by a decline in existing business which negatively impacted gross profit by approximately $39 million, partially offset by the reallocation of $34 million of manufacturing costs at our EFK location to the new product revenue category under PSG. AMG gross margin increased by approximately 2.4% to 48.6% from 46.2%, primarily due to improved product mix and the reduction in foundry business.

ISG gross profit decreased by $27.7 million, primarily driven by a decline in existing business. ISG gross margin increased by 1.3%, primarily driven by improved product mix.

Operating Expenses

Research and development expenses were $150.0 million for the quarter ended March 29, 2024, as compared to $138.4 million for the quarter ended March 31, 2023, representing an increase of $11.6 million, or approximately 8%.

Selling and marketing expenses were $69.1 million for the quarter ended March 29, 2024, as compared to $71.8 million for the quarter ended March 31, 2023, representing a decrease of $2.7 million, or approximately 4%.

General and administrative expenses were $95.3 million for the quarter ended March 29, 2024, as compared to $75.9 million for the quarter ended March 31, 2023, representing an increase of $19.4 million, or approximately 26%. The increase was primarily attributable to an adjustment to variable compensation during the quarter ended March 31, 2023.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $12.6 million for the quarter ended March 29, 2024, as compared to $15.0 million for the quarter ended March 31, 2023, representing a decrease of $2.4 million, or approximately 16%. The decrease was due to a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $1.4 million for the quarter ended March 29, 2024, as compared to $51.5 million for the quarter ended March 31, 2023. There were no new restructuring programs implemented during the quarter ended March 29, 2024. Amounts incurred during the quarter ended March 31, 2023 related primarily to the ASG business realignment efforts during the first quarter of 2023.

Interest Expense

Interest expense decreased by $10.8 million to $15.6 million during the quarter ended March 29, 2024, as compared to $26.4 million during the quarter ended March 31, 2023. The decrease was primarily due to higher variable-rate debt that was paid down and replaced by the 0.50% Notes during the quarter ended March 31, 2023. Our average gross long-term debt for the quarter ended March 29, 2024 was $3,379.9 million at a weighted-average interest rate of 1.8%, as compared to $3,371.4 million at a weighted-average interest rate of 3.1% for the quarter ended March 31, 2023. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Interest income

Interest income increased by $10.5 million, or approximately 61%, to $27.6 million during the quarter ended March 29, 2024 compared to $17.1 million during the quarter ended March 31, 2023, primarily due to an increase in interest rates along with a strategic shift in our investment strategy with balances in higher interest bearing accounts.

Other Income

During the quarter ended March 29, 2024, other income was $1.0 million compared to $4.7 million during the quarter ended March 31, 2023.

Income Tax Provision

We recorded an income tax provision of $84.5 million and $83.7 million for the quarters ended March 29, 2024 and March 31, 2023, respectively, representing effective tax rates of 15.7% and 15.3%.

For additional information, see Note 11: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources, including any amounts required to satisfy our current portion of long-term debt. Our cash and cash equivalents was approximately $2.6 billion as of March 29, 2024, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $498.7 million and $408.9 million for the quarters ended March 29, 2024 and March 31, 2023, respectively. The increase of $89.8 million was primarily attributable to improved working capital management.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $235.3 million and $562.0 million for the quarters ended March 29, 2024 and March 31, 2023, respectively. The decrease of $326.7 million was primarily attributable to a decrease in capital expenditures and payments for the acquisition of our EFK location during the quarter ended March 31, 2023. Our capital expenditures as a percent of revenue was approximately 12%, and we expect capital expenditures to be in the range of 10% - 12% of revenue for the remainder of 2024.

Financing Activities

Our cash flows used in financing activities were $130.8 million and $63.4 million for the quarters ended March 29, 2024 and March 31, 2023, respectively. The increase of $67.4 million was primarily attributable to the funds provided by the refinancing activity during the quarter ended March 31, 2023.

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

Debt Guarantees and Related Covenants

As of March 29, 2024, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the New Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ''Recent Accounting Pronouncements and Other Developments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q and our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” in the 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 29, 2024.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 29, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2023 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2023 Form 10-K.

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

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2023 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein and in our 2023 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended March 29, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2024 - January 26, 2024	—	—	—	2,436.0
January 27, 2024 - February 23, 2024	1,002,057	78.85	1,002,022	2,357.0
February 24, 2024 - March 29, 2024	270,651	77.61	270,651	2,336.0
Total	1,272,708	78.59	1,272,673

(1) These time periods represent our fiscal month start and end dates for the first quarter of 2024.

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

There were 1.3 million shares of the Company's common stock repurchased under the share repurchase program during the quarter ended March 29, 2024. As of March 29, 2024, the authorized amount remaining under the Share Repurchase Program was approximately $2.3 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended March 29, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

•Paul A. Mascarenas, a director, adopted a Rule 10b5-1 trading arrangement on February 7, 2024. Under this arrangement, a total of 911 shares of our common stock may be sold, subject to certain conditions, before the plan expires on May 30, 2024.
•Simon Keeton, our Group President, PSG, adopted a Rule 10b5-1 trading arrangement on February 15, 2024. Under this arrangement, a total of 52,819 shares of our common stock may be sold, subject to certain conditions, before the plan expires on February 15, 2025.

Each of the above arrangements is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (c ) of the Exchange Act

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1).

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1).

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

10.1
Form of Employment Agreement for Executive Vice Presidents/Group Presidents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2024) (3)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	April 29, 2024	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)