Form 10-Q
period 2024-06-28
ON SEMICONDUCTOR CORP
filed 2024-07-29
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on July 24, 2024:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	428,356,117

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	June 28, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,231.0	$2,483.0
Short-term investments	450.0	—
Receivables, net	887.2	935.4
Inventories	2,224.6	2,111.8
Other current assets	532.2	382.1
Total current assets	6,325.0	5,912.3
Property, plant and equipment, net	4,372.5	4,401.5
Goodwill	1,577.6	1,577.6
Intangible assets, net	275.0	299.3
Deferred tax assets	679.1	600.8
ROU financing lease assets	41.7	42.4
Other assets	387.9	381.3
Total assets	$13,658.8	$13,215.2
Liabilities and Stockholders’ Equity
Accounts payable	$617.7	$725.6
Accrued expenses and other current liabilities	684.3	663.2
Current portion of financing lease liabilities	0.4	0.8
Current portion of long-term debt	795.6	794.0
Total current liabilities	2,098.0	2,183.6
Long-term debt	2,545.7	2,542.6
Deferred tax liabilities	39.6	38.7
Long-term financing lease liabilities	21.7	22.4
Other long-term liabilities	595.4	627.3
Total liabilities	5,300.4	5,414.6
Commitments and contingencies (Note 9)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 622,068,261 and 616,281,996 issued, 428,217,874 and 426,386,426 outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,283.3	5,210.9
Accumulated other comprehensive loss	(56.8)	(45.2)
Accumulated earnings	7,339.3	6,548.1
Less: Treasury stock, at cost: 193,850,387 and 189,895,570 shares, respectively	(4,232.5)	(3,937.4)
Total ON Semiconductor Corporation stockholders’ equity	8,339.5	7,782.6
Non-controlling interest	18.9	18.0
Total stockholders’ equity	8,358.4	7,800.6
Total liabilities and stockholders’ equity	$13,658.8	$13,215.2
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Revenue	$1,735.2	$2,094.4	$3,597.9	$4,054.1
Cost of revenue	951.2	1,101.0	1,960.3	2,143.2
Gross profit	784.0	993.4	1,637.6	1,910.9
Operating expenses:
Research and development	156.5	145.3	306.5	283.7
Selling and marketing	68.6	71.6	137.7	143.4
General and administrative	85.0	87.2	180.3	163.1
Amortization of acquisition-related intangible assets	12.9	12.0	25.5	27.0
Restructuring, asset impairments and other charges, net	72.5	2.6	73.9	54.1
Total operating expenses	395.5	318.7	723.9	671.3
Operating income	388.5	674.7	913.7	1,239.6
Other income (expense), net:
Interest expense	(15.7)	(16.4)	(31.3)	(42.8)
Interest income	27.4	24.0	55.0	41.1
Loss on debt prepayment	—	—	—	(13.3)
Gain (loss) on divestiture of business	—	0.5	—	(0.6)
Other income (expense)	1.9	(1.3)	2.9	3.4
Other income (expense), net	13.6	6.8	26.6	(12.2)
Income before income taxes	402.1	681.5	940.3	1,227.4
Income tax provision	(63.7)	(104.4)	(148.2)	(188.1)
Net income	338.4	577.1	792.1	1,039.3
Less: Net income attributable to non-controlling interest	(0.2)	(0.5)	(0.9)	(1.0)
Net income attributable to ON Semiconductor Corporation	$338.2	$576.6	$791.2	$1,038.3

Net income for diluted earnings per share of common stock (Note 7)	$338.2	$577.0	$791.2	$1,039.1
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.79	$1.34	$1.85	$2.40
Diluted	$0.78	$1.29	$1.82	$2.32
Weighted-average shares of common stock outstanding:
Basic	429.1	431.7	428.6	431.8
Diluted	433.2	448.7	434.9	448.6

Comprehensive income (loss), net of tax:
Net income	$338.4	$577.1	$792.1	$1,039.3
Foreign currency translation adjustments	(2.0)	(3.0)	(4.3)	(2.7)
Effects of cash flow hedges and other adjustments	(2.6)	(4.8)	(7.3)	(11.5)
Other comprehensive income (loss), net of tax	(4.6)	(7.8)	(11.6)	(14.2)
Comprehensive income	333.8	569.3	780.5	1,025.1
Comprehensive income attributable to non-controlling interest	(0.2)	(0.5)	(0.9)	(1.0)
Comprehensive income attributable to ON Semiconductor Corporation	$333.6	$568.8	$779.6	$1,024.1
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at March 29, 2024	621,590,872	$6.2	$5,243.9	$(52.2)	$7,001.1	(191,656,539)	$(4,075.1)	$18.7	$8,142.6
Shares issued pursuant to the ESPP	115,991	—	7.1	—	—	—	—	—	7.1
RSUs released and stock grant awards issued	361,389	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	7	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(5)	—	—	—
Partial settlement of Warrants - 0% Notes	2	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(106,969)	(7.4)	—	(7.4)
Share-based compensation	—	—	32.3	—	—	—	—	—	32.3
Repurchase of common stock	—	—	—	—	—	(2,086,874)	(150.0)	—	(150.0)
Comprehensive income (loss)	—	—	—	(4.6)	338.2	—	—	0.2	333.8
Balance at June 28, 2024	622,068,261	$6.2	$5,283.3	$(56.8)	$7,339.3	(193,850,387)	$(4,232.5)	$18.9	$8,358.4

Balance at December 31, 2023	616,281,996	$6.2	$5,210.9	$(45.2)	$6,548.1	(189,895,570)	$(3,937.4)	$18.0	$7,800.6
Shares issued pursuant to the ESPP	115,991	—	7.1	—	—	—	—	—	7.1
RSUs released and stock grant awards issued	1,642,003	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	43	—	—	—	—	—	—	—	—
Partial settlement bond hedges - 0% Notes	—	—	—	—	—	(40)	—	—	—
Settlement of Warrants - 0% Notes	12	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	4,028,216	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(595,230)	(45.1)	—	(45.1)
Share-based compensation	—	—	65.3	—	—	—	—	—	65.3
Repurchase of common stock	—	—	—	—	—	(3,359,547)	(250.0)	—	(250.0)
Comprehensive income (loss)	—	—	—	(11.6)	791.2	—	—	0.9	780.5
Balance at June 28, 2024	622,068,261	$6.2	$5,283.3	$(56.8)	$7,339.3	(193,850,387)	$(4,232.5)	$18.9	$8,358.4

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at March 31, 2023	610,278,043	$6.1	$4,633.6	$(29.6)	$4,826.1	(178,426,953)	$(2,988.2)	$19.0	$6,467.0
Shares issued pursuant to the ESPP	83,858	—	5.9	—	—	—	—	—	5.9
RSUs released and stock grant awards issued	396,303	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	528,213	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	43.5	—	—	(528,205)	(43.5)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(116,917)	(9.8)	—	(9.8)
Share-based compensation	—	—	31.6	—	—	—	—	—	31.6
Repurchase of common stock	—	—	—	—	—	(693,736)	(60.4)	—	(60.4)
Comprehensive income (loss)	—	—	—	(7.8)	576.6	—	—	0.5	569.3
Balance at June 30, 2023	611,286,417	$6.1	$4,714.6	$(37.4)	$5,402.7	(179,765,811)	$(3,101.9)	$19.5	$7,003.6

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	220,714	—	13.2	—	—	—	—	—	13.2
RSUs released and stock grant awards issued	2,076,679	—	—	—	—	—	—	—	—
Partial settlement -1.625% Notes	621,311	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	50.4	—	—	(621,303)	(50.4)	—	—
Warrants and bond hedges, net - 0.50% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Payment of tax withholding for RSUs	—	—	—	—	—	(695,323)	(57.4)	—	(57.4)
Share-based compensation	—	—	59.3	—	—	—	—	—	59.3
Repurchase of common stock	—	—	—	—	—	(2,017,887)	(164.4)	—	(164.4)
Comprehensive income	—	—	—	(14.2)	1,038.3	—	—	1.0	1,025.1
Balance at June 30, 2023	611,286,417	$6.1	$4,714.6	$(37.4)	$5,402.7	(179,765,811)	$(3,101.9)	$19.5	$7,003.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$792.1	$1,039.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	314.5	293.8
Loss on sale or disposal of fixed assets	1.0	4.8
Loss on divestiture of business	—	0.6
Loss on debt prepayment	—	13.3
Amortization of debt discount and issuance costs	5.6	5.8
Share-based compensation	65.3	59.3
Non-cash asset impairment charges	15.7	12.7
Change in deferred tax balances	(76.5)	(29.6)
Other	5.3	(9.3)
Changes in assets and liabilities:
Receivables	35.9	(106.0)
Inventories	(113.4)	(347.8)
Other assets	(99.2)	(29.6)
Accounts payable	(40.0)	(25.6)
Accrued expenses and other current liabilities	(1.5)	(175.3)
Other long-term liabilities	(43.9)	93.3
Net cash provided by operating activities	860.9	799.7
Cash flows from investing activities:
Purchase of property, plant and equipment	(376.9)	(752.1)
Proceeds from sale of property, plant and equipment	0.3	2.6
Deposits utilized for purchase of property, plant and equipment	1.9	19.5
Proceeds from sale or maturity of available-for-sale securities	—	20.8
Purchase of short-term investments	(450.0)	—
Payments related to acquisition of business	—	(236.3)
Other	(1.5)	—
Net cash used in investing activities	(826.2)	(945.5)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	13.1	13.2
Payment of tax withholding for RSUs	(45.2)	(56.5)
Repurchase of common stock	(250.0)	(164.1)
Issuance and borrowings under debt agreements	—	1,845.0
Reimbursement of debt issuance and other financing costs	—	4.5
Payment of debt issuance and other financing costs	—	(11.3)
Repayment of borrowings under debt agreements	—	(1,603.7)
Payment for purchase of bond hedges	—	(414.0)
Proceeds from issuance of warrants	—	242.5
Payment of financing lease obligations	(1.4)	(8.6)
Net cash used in financing activities	(283.5)	(153.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3.1)	(1.0)
Net decrease in cash, cash equivalents and restricted cash	(251.9)	(299.8)
Cash, cash equivalents and restricted cash, beginning of period (Note 5)	2,485.0	2,933.0
Cash, cash equivalents and restricted cash, end of period (Note 5)	$2,233.1	$2,633.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation (“onsemi,” “we,” “us,” “our,” or the “Company”), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG"). During the first quarter of 2024, onsemi reorganized the existing divisions within certain of its operating and reportable segments and renamed the Advanced Solutions Group ("ASG") reportable segment to AMG. See Note 2: ''Revenue and Segment Information'' for additional information regarding the segment reorganization.

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended June 28, 2024 and June 30, 2023 contained 91 days each. The six months ended June 28, 2024 and June 30, 2023 contained 180 days and 181 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and six months ended June 28, 2024 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2023 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 5, 2024 (the "2023 Form 10-K").

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 2: Revenue and Segment Information

Revenue
The Company's revenue is primarily from product sales, and to a much lesser extent from manufacturing services and product development agreements. For the quarters and six months ended June 28, 2024 and June 30, 2023, revenue recognized from product sales as a percentage of total revenue was approximately 98% and revenue recognized from manufacturing services and product development agreements was approximately 2% of total revenue.

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
End-Markets:
Automotive	$906.9	$1,061.8	$1,924.1	$2,047.8
Industrial	468.0	609.3	944.1	1,165.5
Other*	360.3	423.3	729.7	840.8
Total	$1,735.2	$2,094.4	$3,597.9	$4,054.1
* Other primarily includes the end-markets of computing, consumer, networking and communications.

Product Technologies:
Intelligent Power	$898.0	$1,064.2	$1,851.4	$1,991.5
Intelligent Sensing	310.8	400.3	673.7	828.5
Other	526.4	629.9	1,072.8	1,234.1
Total	$1,735.2	$2,094.4	$3,597.9	$4,054.1

Remaining Performance Obligations
A significant portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include firmly committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of June 28, 2024 are approximately $14.7 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). The Company expects to recognize approximately 30% of this amount as revenue during the next twelve months upon shipment of products under these contracts. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements and regulatory changes, among other factors. Accordingly, the actual revenue recognized for the remaining performance obligation in future periods may significantly fluctuate from these estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $23.3 million and $16.8 million for the quarters ended June 28, 2024 and June 30, 2023, respectively, and $35.4 million and $31.6 million for the six months ended June 28, 2024 and June 30, 2023, respectively, related to contract liabilities outstanding as of the end of each respective prior year.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Contract Balances
Contract assets and contract liabilities were as follows (in millions):

	As of
	June 28, 2024	December 31, 2023
Contract assets included in:
Other current assets	$190.0	$83.1
Other assets	4.0	12.0
Total	$194.0	$95.1

Contract liabilities included in:
Other current liabilities	$112.0	$87.6
Other long-term liabilities	185.0	216.6
Total	$297.0	$304.2

Segment Information
The Company is organized into three operating and reportable segments consisting of PSG, AMG and ISG. These segments represent management's view of the business, and gross profit is used to evaluate its performance, the progress of major initiatives and the allocation of resources.

PSG reportable segment formerly included the divisions of Advanced Power Division, and Integrated Circuits, Protection and Signal Division ("IPS"). During the first quarter of 2024, management reorganized them to the divisions of Automotive Power Division, Industrial Power Division and Multi-Market Power Division (“MPD”). Further, the IPS division was split, with portions remaining in MPD and portions moving to the new Integrated Circuits Division ("ICD") within the AMG reportable segment. Management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to and after the reorganization and did not identify an impairment.

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG(1)	AMG(1)	ISG	Total
For the quarter ended June 28, 2024:
Revenue from external customers	$835.2	$647.8	$252.2	$1,735.2
Gross profit	$348.8	$321.9	$113.3	$784.0
For the quarter ended June 30, 2023:
Revenue from external customers	$977.4	$791.9	$325.1	$2,094.4
Gross profit	$468.0	$370.2	$155.2	$993.4
For the six months ended June 28, 2024:
Revenue from external customers	$1,709.5	$1,344.8	$543.6	$3,597.9
Gross profit	$714.2	$660.7	$262.7	$1,637.6
For the six months ended June 30, 2023:
Revenue from external customers	$1,838.3	$1,536.6	$679.2	$4,054.1
Gross profit	$864.4	$714.2	$332.3	$1,910.9

(1)During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company had one customer, a distributor, whose revenue accounted for approximately 12% and 11% of the total revenue for the quarters ended June 28, 2024 and June 30, 2023, respectively, and approximately 11% and 10% of the total revenue for the six months ended June 28, 2024 and June 30, 2023, respectively.

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended June 28, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$230.3	$162.2	$61.0	$453.5
Singapore	206.8	160.8	22.7	390.3
United Kingdom	187.7	122.7	103.4	413.8
United States	147.7	145.7	31.5	324.9
Other	62.7	56.4	33.6	152.7
Total	$835.2	$647.8	$252.2	$1,735.2

Sales Channel:
Distributors	$515.2	$348.4	$91.4	$955.0
Direct customers	320.0	299.4	160.8	780.2
Total	$835.2	$647.8	$252.2	$1,735.2

	Six Months Ended June 28, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$433.6	$312.0	$113.3	$858.9
Singapore	413.5	346.9	63.1	823.5
United Kingdom	390.2	256.5	211.1	857.8
United States	353.1	305.1	85.7	743.9
Other	119.1	124.3	70.4	313.8
Total	$1,709.5	$1,344.8	$543.6	$3,597.9

Sales Channel:
Distributors	$965.6	$692.0	$203.4	$1,861.0
Direct customers	743.9	652.8	340.2	1,736.9
Total	$1,709.5	$1,344.8	$543.6	$3,597.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended June 30, 2023
	PSG(1)	AMG(1)	ISG	Total
Geographic Location:
Hong Kong	$282.4	$187.8	$60.0	$530.2
Singapore	303.5	166.1	49.7	519.3
United Kingdom	191.0	166.7	91.7	449.4
United States	133.0	171.5	76.4	380.9
Other	67.5	99.8	47.3	214.6
Total	$977.4	$791.9	$325.1	$2,094.4

Sales Channel:
Distributors	$583.4	$391.6	$152.7	$1,127.7
Direct customers	394.0	400.3	172.4	966.7
Total	$977.4	$791.9	$325.1	$2,094.4

	Six Months Ended June 30, 2023
	PSG(1)	AMG(1)	ISG	Total
Geographic Location:
Hong Kong	$524.3	$372.5	$123.8	$1,020.6
Singapore	547.7	314.4	107.9	970.0
United Kingdom	359.7	330.2	172.8	862.7
United States	268.8	323.3	177.9	770.0
Other	137.8	196.2	96.8	430.8
Total	$1,838.3	$1,536.6	$679.2	$4,054.1

Sales Channel:
Distributors	$1,104.7	$722.4	$339.8	$2,166.9
Direct customers	733.6	814.2	339.4	1,887.2
Total	$1,838.3	$1,536.6	$679.2	$4,054.1

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	June 28, 2024	December 31, 2023
United States	$1,431.3	$1,456.5
South Korea	1,399.4	1,360.8
Czech Republic	566.9	559.7
Philippines	235.1	252.9
China	246.5	252.2
Malaysia	193.1	199.3
Vietnam	154.4	164.3
Other	145.8	155.8
Total	$4,372.5	$4,401.5

Note 3: Recent Accounting Pronouncements and Other Developments

Pending Adoption

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendments in this ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. For public business entities, the provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance will be applied retrospectively to all periods presented in the financial statements. ASU 2023-07 will be applicable for the Company's financial statements for the year ended December 31, 2024. Management is currently evaluating and understanding the requirements under this new standard.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 4: Restructuring, Asset Impairments and Other Charges, Net

Details of restructuring, asset impairments and other charges, net are as follows (in millions):

	Restructuring	Asset Impairments(1)	Other Charges	Total
Quarter ended June 28, 2024
2024 Business Realignment	$52.5	$15.7	$3.1	$71.3
Other	0.2	—	1.0	1.2
Total	$52.7	$15.7	$4.1	$72.5

	Restructuring	Asset Impairments(1)	Other Charges	Total
Six months ended June 28, 2024
2024 Business Realignment	$52.5	$15.7	$3.1	$71.3
Other	1.2	—	1.4	2.6
Total	$53.7	$15.7	$4.5	$73.9

(1) During the quarter and six months ended June 28, 2024, asset impairment charges primarily related to property, plant and equipment.

A summary of changes in accrued restructuring balance was as follows (in millions):

	As of			As of
	December 31, 2023	Charges	Usage	June 28, 2024
Employee separation charges	$17.9	$53.7	$(11.6)	$60.0

2024 Business Realignment

During the second quarter of 2024, to further align with the "Fab Right" manufacturing strategy and consolidate its global footprint, the Company announced a restructuring plan that impacted approximately 1,300 employees. Approximately 1,000 employees were notified of their employment termination and around 300 additional employees were reassigned or asked to relocate to another onsemi site. In connection with these actions the Company expects to incur severance costs, related benefit expenses and other ancillary charges totaling approximately $75 million of which approximately $53 million was recognized during the quarter and six months ended June 28, 2024. Certain of the employees notified of their employment termination are required to render future service beyond a minimum retention period in order to receive severance benefits, and the related expense will be recognized ratably over the respective service periods, substantially all of which is expected to be recognized during the remainder of 2024.

Of the aggregate expenses relating to the actions announced during 2024, the Company paid approximately $3 million related to approximately 200 terminated employees and had approximately $49.0 million accrued as of June 28, 2024. The remaining employees subject to this realignment are expected to be relocated or terminated and substantially all applicable severance and related benefit payments are expected to be paid over the next twelve months.

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

As a result of the segment reorganization during the first quarter of 2024 discussed in Note 2: ''Revenue and Segment Information,'' management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and after the reorganization and did not identify an impairment. In connection with the reorganization, the Company changed its reporting units structure, which resulted in the reallocation of $25.9 million of goodwill, presented on a prospective basis, from PSG to AMG based on the relative fair values of the businesses transferred.

There was no change in the overall balance of goodwill from December 31, 2023 to June 28, 2024.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of
	June 28, 2024				December 31, 2023
	Goodwill	Accumulated Impairment Losses	Reallocation	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
PSG	$708.0	$(31.9)	$(25.9)	$650.2	$708.0	$(31.9)	$676.1
AMG	1,536.4	(748.9)	25.9	813.4	1,536.4	(748.9)	787.5
ISG	114.0	—	—	114.0	114.0	—	114.0
Total	$2,358.4	$(780.8)	$—	$1,577.6	$2,358.4	$(780.8)	$1,577.6

Inventories

Details of inventories included in the Consolidated Balance Sheets were as follows (in millions):

	As of
	June 28, 2024	December 31, 2023
Inventories:
Raw materials	$444.9	$469.3
Work in process	1,341.8	1,221.1
Finished goods	437.9	421.4
Total	$2,224.6	$2,111.8

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of June 28, 2024, the net assets for the over-funded plans totaled $15.8 million. The total accrued pension liability for underfunded plans was $64.4 million, of which the current portion of $1.3 million was classified as accrued expenses and other current liabilities. As of December 31, 2023, the net funded status for all the plans was a liability of $50.8 million, of which the current portion of $1.4 million was classified as accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Service cost	$1.2	$1.2	$2.5	$2.4
Interest cost	1.4	1.6	2.8	3.2
Expected return on plan assets	(1.2)	(1.2)	(2.4)	(2.4)
Total	$1.4	$1.6	$2.9	$3.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease	$15.0	$12.0	$27.6	$24.3
Variable lease	1.4	1.0	2.7	2.8
Short-term lease	0.4	0.7	0.8	1.2
Total	$16.8	$13.7	$31.1	$28.3

The ROU assets and lease liabilities for operating leases recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	June 28, 2024	December 31, 2023
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$31.6	$33.0
Other long-term liabilities	249.4	231.0
Total	$281.0	$264.0
Operating ROU assets included in:
Other assets	$265.9	$247.3

As of June 28, 2024, the weighted-average remaining lease-terms were 10.6 years and 17.5 years, and the weighted-average discount rates were 5.2% and 5.7%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Six Months Ended
	June 28, 2024	June 30, 2023
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$221.7	$392.5
Operating ROU assets obtained in exchange for lease liabilities	38.5	8.1
Cash paid for:
Interest expense	$31.3	$41.3
Income taxes	244.9	227.6
Operating lease payments in operating cash flows	24.2	22.1

Reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	June 28, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Consolidated Balance Sheets:
Cash and cash equivalents	$2,231.0	$2,483.0	$2,622.2	$2,919.0
Restricted cash (included in other current assets)	2.1	2.0	11.0	14.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,233.1	$2,485.0	$2,633.2	$2,933.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	June 28, 2024	December 31, 2023
Revolving Credit Facility due 2028, interest payable monthly at 6.69% and 6.71%	$375.0	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt, including current maturities	3,379.9	3,379.9
Less: Debt discount (3)	(3.7)	(4.2)
Less: Debt issuance costs (4)	(34.9)	(39.1)
Net long-term debt, including current maturities	3,341.3	3,336.6
Less: Current maturities	(795.6)	(794.0)
Net long-term debt	$2,545.7	$2,542.6

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Debt discount of $3.7 million and $4.2 million for the 3.875% Notes as of June 28, 2024 and December 31, 2023, respectively.
(4)Debt issuance costs of $24.3 million and $26.8 million for the 0.50% Notes, $9.3 million and $10.9 million for the 0% Notes and $1.3 million and $1.4 million for the 3.875% Notes, in each case as of June 28, 2024 and December 31, 2023, respectively.

Expected maturities of gross long-term debt (including current portion - see section below on 0% Notes) as of June 28, 2024 were as follows (in millions):

Period	Expected Maturities
Remainder of 2024	$804.9
2025	—
2026	—
2027	—
2028	1,075.0
Thereafter	1,500.0
Total	$3,379.9

The Company was in compliance with its covenants under all debt agreements as of June 28, 2024, and expects to remain in compliance with all covenants over at least the next 12 months.

0% Notes

Pursuant to the indenture governing the 0% Notes, as of June 28, 2024, the $795.6 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on June 28, 2024 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day. This condition gives holders the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2024, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Net income for basic earnings per share of common stock	$338.2	$576.6	$791.2	$1,038.3
Add: Interest on 1.625% Notes	—	0.4	—	0.8
Net income for diluted earnings per share of common stock	$338.2	$577.0	$791.2	$1,039.1

Basic weighted-average shares of common stock outstanding	429.1	431.7	428.6	431.8
Dilutive effect of share-based awards	0.4	1.0	0.6	1.2
Dilutive effect of convertible notes and warrants	3.7	16.0	5.7	15.6
Diluted weighted-average shares of common stock outstanding	433.2	448.7	434.9	448.6

Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.79	$1.34	$1.85	$2.40
Diluted	$0.78	$1.29	$1.82	$2.32

Basic income per share of common stock is computed by dividing net income for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 1.2 million and 0.1 million for the quarters ended June 28, 2024 and June 30, 2023, respectively, and 0.8 million and 0.2 million for the six months ended June 28, 2024 and June 30, 2023, respectively.

The dilutive impacts related to the 0.50% Notes and 0% Notes have been calculated using the if-converted method for the quarters and six months ended June 28, 2024 and June 30, 2023. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations, as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes and 0% Notes when the stock price is above $103.87 and $52.97 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Warrants Settlement

At the time of issuance of the 1.625% Notes, the Company sold warrants to bank counterparties whereby the holders of the warrants had the option to purchase the equivalent number of shares of the Company’s common stock at a price of $30.70 per share from the Company beginning on January 16, 2024. The bank counterparties exercised 6.7 million warrants during the first quarter of 2024, and the Company settled them by issuing 4.0 million shares of common stock on a net-share basis based on the average stock price on the day of exercise, for which no cash was exchanged. All outstanding warrants related to the 1.625% Notes were settled entirely during the quarter ended March 29, 2024.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Equity

Share Repurchase Program

Under the share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. Activity under the Share Repurchase Program during the quarters ended June 28, 2024 and June 30, 2023, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Number of repurchased shares (1)	2.1	0.7	3.4	2.0
Aggregate purchase price	$150.0	$60.0	$250.0	$164.1
Fees, commissions and excise tax	0.1	0.3	0.1	0.3
Total	$150.1	$60.3	$250.1	$164.4
Weighted-average purchase price per share (2)	$71.88	$86.49	$74.41	$81.29

(1) None of these shares had been reissued or retired as of June 28, 2024, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of June 28, 2024, the authorized amount remaining under the Share Repurchase Program was approximately $2.2 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and six months ended June 28, 2024 was $7.4 million and $45.1 million, respectively, for which the Company withheld approximately 0.1 million and 0.6 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the quarter and six months ended June 30, 2023 was $9.8 million and $57.4 million, respectively, for which the Company withheld approximately 0.1 million and 0.7 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $18.9 million as of June 28, 2024 after including its $0.9 million share of earnings for the six months ending June 28, 2024. As of December 31, 2023, the Leshan non-controlling interest balance was $18.0 million.

Note 8: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Cost of revenue	$6.5	$4.9	$11.9	$8.6
Research and development	6.4	5.2	12.1	9.7
Selling and marketing	5.4	5.0	10.6	9.1
General and administrative	14.0	16.5	30.7	31.9
Share-based compensation expense	32.3	31.6	65.3	59.3
Income tax benefit	(6.8)	(6.6)	(13.7)	(12.5)
Share-based compensation expense, net of tax	$25.5	$25.0	$51.6	$46.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of June 28, 2024, total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $207.0 million, which is expected to be recognized over a weighted-average period of 2.0 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended June 28, 2024 and June 30, 2023.

Shares Available

As of June 28, 2024 and December 31, 2023, there was an aggregate of 33.7 million and 37.1 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over two or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the six months ended June 28, 2024 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2023	3.2	$69.39
Granted	2.1	77.83
Achieved	0.3	61.20
Released	(1.7)	62.80
Forfeited	(0.2)	71.62
Non-vested RSUs at June 28, 2024	3.7

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
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $0.9 million was outstanding as of June 28, 2024, which reduced the borrowing capacity under such facility. As of June 28, 2024, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.2 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of June 28, 2024. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Securities Class Action And Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company will file a motion to dismiss the amended complaint on or before July 30, 2024. Additional written briefing on this motion to dismiss the amended complaint is expected to be completed by October 30, 2024. The Company believes that it has strong legal defenses to the claims asserted, and will vigorously defend it.

On January 3, 2024, a purported stockholder derivative action captioned Silva v. El-Khoury, et al., Case No. 1:24-cv-00007 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. On February 12, 2024, a purported stockholder derivative action captioned Smalley et al. v. El-Khoury et al. Case No. 1:24-cv-00183 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. Both aforementioned derivative actions, Silva and Smalley, were voluntarily dismissed without prejudice on April 15, 2024. On February 28, 2024, a purported stockholder derivative action captioned Mumme et al. v. El-Khoury et al. Case No. CV2024-003974 (D. AZ.), was filed by a purported stockholder of the Company in the Superior Court of the State of Arizona in and for the County of Maricopa and on March 15, 2024, a purported stockholder derivative action captioned Chan et al. v. Abe et al. Case No. 2:24-cv-00552 (D. AZ.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Arizona. The allegations in these derivative complaints are substantially similar to the allegations in the securities class action complaint discussed above. The derivative suits purport to assert claims (1) on behalf of the Company against certain of its officers for contribution under the federal securities laws and (2) against all of the defendants for breach of fiduciary duty, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement, and waste. The plaintiffs seek an award of damages, pre-judgment interest, punitive damages, attorneys’ fees, and other costs and expenses related to the litigation. The Company believes that the plaintiffs lack standing to assert claims on the Company’s behalf. These two pending derivative actions, Mumme and Chan, were stayed by court order, pending the resolution of Hubacek v. On Semiconductor Corp.

ON SEMICONDUCTOR CORPORATION
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

The carrying values of cash and cash equivalents, which include money market funds and demand and time deposits, as well as short-term investments, which include time deposits, approximate fair value because of the short-term maturity of these instruments. The carrying amounts of other current assets and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short-term maturity of the amounts, and such amounts are considered Level 2 in the fair value hierarchy.

The Company held $450.0 million of short-term investments in time deposits and an insignificant amount of cash equivalents in the form of time deposits and money market funds as of June 28, 2024. The Company held an insignificant amount of investments in money market funds and no cash equivalents in the form of demand deposits or time deposits or investments in other assets as of December 31, 2023. Money market funds and demand deposits are classified as Level 1 while time deposits are classified as Level 2 within the fair value hierarchy.

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the long-term borrowings were as follows (in millions):

	As of
	June 28, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$795.6	$1,125.4	$794.0	$1,334.4
0.50% Notes	1,475.7	1,445.3	1,473.1	1,596.6
3.875% Notes	695.0	645.3	694.4	652.0
Revolving Credit Facility	375.0	386.3	375.0	390.6

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

As of June 28, 2024 and December 31, 2023, the Company had net outstanding foreign exchange contracts with notional amounts of $253.1 million and $262.2 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one month from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	June 28, 2024		December 31, 2023
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Japanese Yen	$48.8	$48.8	$55.2	$55.2
Philippine Peso	44.1	44.1	47.3	47.3
Czech Koruna	26.4	26.4	16.8	16.8
Euro	52.9	52.9	64.6	64.6
Korean Won	(32.2)	32.2	(14.3)	14.3
Other Currencies - Buy	40.9	40.9	54.4	54.4
Other Currencies - Sell	(7.8)	7.8	(9.6)	9.6
	$173.1	$253.1	$214.4	$262.2

Amounts receivable or payable under the contracts were not material as of June 28, 2024 or December 31, 2023. During the quarters ended June 28, 2024 and June 30, 2023, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a gain of $0.2 million and a loss of $0.7 million, respectively. During the six months ended June 28, 2024 and June 30, 2023, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a gain of $1.6 million and a loss of $2.7 million, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

The Company's foreign currency forward contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes. As of June 28, 2024, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $157.3 million, with a fair value of $5.3 million recorded as accrued expenses and other current liabilities. A loss of $3.6 million and $4.6 million, was recognized as a component of cost of revenue for the quarter and six months ended June 28, 2024, respectively. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of June 28, 2024.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Other

As of June 28, 2024, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

As of June 28, 2024, the counterparties to the Company's hedge contracts are held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 12: Income Taxes

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized approximately $3.1 million and $2.0 million of net interest and penalties accrued as of June 28, 2024 and December 31, 2023, respectively. It is reasonably possible that the Company's unrecognized tax benefits will be reduced by $3.9 million in the next 12 months due to expiration of the applicable statute of limitations.

The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and a valuation allowance on foreign net operating losses and tax credits that primarily expire in 2025.

Tax years prior to 2020 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2019. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2014.

Note 13: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2023	$(52.5)	$7.3	$(45.2)
Other comprehensive income (loss) prior to reclassifications	(4.3)	4.9	0.6
Amounts reclassified from accumulated other comprehensive loss	—	(12.2)	(12.2)
Net current period other comprehensive loss (1)	(4.3)	(7.3)	(11.6)
Balance as of June 28, 2024	$(56.8)	$—	$(56.8)

(1) Effects of cash flow hedges were net of tax impact of $1.4 million for the six months ended June 28, 2024.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Quarters Ended		Six Months Ended
	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023	To caption
Cash flow hedges	$(4.5)	$(0.8)	$(6.3)	$(0.8)	Cost of revenue
Interest rate swaps	(2.9)	(3.0)	(5.9)	(8.0)	Interest expense
Interest rate swaps terminations	—	—	—	(6.9)	Other income
Total reclassifications	$(7.4)	$(3.8)	$(12.2)	$(15.7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2023 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended June 28, 2024, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2023 Form 10-K.

Executive Overview

onsemi Overview

We provide intelligent power and intelligent sensing solutions with a primary focus towards automotive and industrial markets to help our customers solve challenging problems and create cutting-edge products for a better future. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings, industrial power, data centers and storage systems. Our intelligent power solutions for the automotive industry allow our customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

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

During the first quarter of 2024, we renamed our Advanced Solutions Group ("ASG") reportable segment to Analog and Mixed-Signal Group ("AMG") and reorganized the existing divisions within PSG and AMG. See Note 2: ''Revenue and Segment Information'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information regarding the segment reorganization. As of June 28, 2024, we were organized into the three operating and reportable segments of PSG, AMG and ISG.

Business Strategy Developments

Our primary focus continues to be on profitable revenue with stable gross margin and operating income by capturing high-growth megatrends in our focused end-markets of automotive and industrial infrastructure. We design products in highly-differentiated markets focused on customer needs while optimizing and right-sizing our manufacturing footprint to support growth and maintain gross margins through efficiencies and new product development. We are focused on achieving efficiencies in our operating and capital expenditures, capital allocation on research and development investments and resources to accelerate growth in high-margin products.

2024 Business Realignment

In an effort to streamline resources, drive organizational efficiencies, consolidate our global corporate footprint, and align with our "Fab Right" manufacturing strategy, we initiated the 2024 business realignment efforts during the second quarter of 2024. Under this business realignment, approximately 1,000 employees were notified of their employment termination and around 300 additional employees were reassigned or asked to relocate to another site. We incurred severance and other related charges of approximately $52.5 million and asset impairments and other charges of approximately $18.8 million. For additional information, see Note 4: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended June 28, 2024, we repurchased approximately 2.1 million shares of common stock for an aggregate purchase price of $150.1 million. During the first quarter of 2024, we had repurchased approximately 1.3 million shares of common stock for an aggregate purchase price of $100 million. For additional information, see Note 7: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended June 28, 2024 compared to the Quarter Ended June 30, 2023

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	June 28, 2024	June 30, 2023	Dollar Change
Revenue	$1,735.2	$2,094.4	$(359.2)
Cost of revenue	951.2	1,101.0	(149.8)
Gross profit	784.0	993.4	(209.4)
Operating expenses:
Research and development	156.5	145.3	11.2
Selling and marketing	68.6	71.6	(3.0)
General and administrative	85.0	87.2	(2.2)
Amortization of acquisition-related intangible assets	12.9	12.0	0.9
Restructuring, asset impairments and other charges, net	72.5	2.6	69.9
Total operating expenses	395.5	318.7	76.8
Operating income	388.5	674.7	(286.2)
Other income (expense), net:
Interest expense	(15.7)	(16.4)	0.7
Interest income	27.4	24.0	3.4
Loss on divestiture of business	—	0.5	(0.5)
Other income (expense)	1.9	(1.3)	3.2
Other income (expense), net	13.6	6.8	6.8
Income before income taxes	402.1	681.5	(279.4)
Income tax provision	(63.7)	(104.4)	40.7
Net income	338.4	577.1	(238.7)
Less: Net income attributable to non-controlling interest	(0.2)	(0.5)	0.3
Net income attributable to ON Semiconductor Corporation	$338.2	$576.6	$(238.4)

Revenue

Revenue was $1,735.2 million and $2,094.4 million for the quarters ended June 28, 2024 and June 30, 2023, respectively, representing a decrease of $359.2 million, or approximately 17%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 12% and 11% of our total revenue for the quarters ended June 28, 2024 and June 30, 2023, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended June 28, 2024	As a % of Total Revenue (1)	Quarter Ended June 30, 2023	As a % of Total Revenue (1)
PSG	$835.2	48.1%	$977.4	46.7%
AMG	647.8	37.3%	791.9	37.8%
ISG	252.2	14.5%	325.1	15.5%
Total revenue	$1,735.2		$2,094.4

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $142.2 million, or approximately 15%, for the quarter ended June 28, 2024 compared to the quarter ended June 30, 2023. Revenue from our Multi-Market Power Division, Automotive Power Division and Industrial Power Division decreased by $68.8 million, $36.8 million and $36.7 million, respectively, primarily driven by a decrease in demand in the automotive, industrial and communications end-markets.

Revenue from AMG decreased by $144.1 million, or approximately 18%, for the quarter ended June 28, 2024 compared to the quarter ended June 30, 2023. Revenue from our Power Management Division, Sensor Interface Division and Integrated Circuit Division decreased by $80.5 million, $36.5 million and $27.2 million, respectively, primarily due to a decrease in demand in the automotive and industrial end-markets.

Revenue from ISG decreased by $72.9 million, or approximately 22%, for the quarter ended June 28, 2024 compared to the quarter ended June 30, 2023, largely driven by a decrease in revenue from our Automotive Sensing Division and Industrial and Consumer Solutions Division of $38.7 million and $34.2 million, respectively, primarily due to the decrease in demand for these products in the automotive and industrial end-markets.

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended June 28, 2024	As a % of Total Revenue (1)	Quarter Ended June 30, 2023	As a % of Total Revenue (1)
Hong Kong	$453.5	26.1%	$530.2	25.3%
Singapore	390.3	22.5%	519.3	24.8%
United Kingdom	413.8	23.8%	449.4	21.5%
United States	324.9	18.7%	380.9	18.2%
Other	152.7	8.8%	214.6	10.2%
Total revenue	$1,735.2		$2,094.4

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit decreased by $209.4 million to $784.0 million for the quarter ended June 28, 2024 compared to $993.4 million for the quarter ended June 30, 2023. This was primarily due to the decline in volume which negatively impacted gross profit by approximately $183 million and $47 million from existing products and new products, respectively, partially offset by approximately $20 million due to a reduction in the lower-margin foundry business at our EFK location.

Our gross margin decreased by approximately 2.2% to 45.2% for the quarter ended June 28, 2024 from 47.4% for the quarter ended June 30, 2023, primarily due to changes as explained in the segment gross margin sections below.

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Quarter Ended June 28, 2024	As a % of Revenue	Quarter Ended June 30, 2023	As a % of Revenue
PSG	$348.8	41.8%	$468.0	47.9%
AMG	321.9	49.7%	370.2	46.7%
ISG	113.3	44.9%	155.2	47.7%
Total gross profit	$784.0	45.2%	$993.4	47.4%

Explanation for the fluctuation in gross profit amounts and gross margin percentages for the quarter ended June 28, 2024 compared to the quarter ended June 30, 2023 is provided below:

PSG gross profit decreased by $119.2 million, primarily driven by a decline in volume which negatively impacted gross profit by approximately $72 million and $47 million from existing products and new products, respectively. PSG gross margin decreased by 6.1% to 41.8% from 47.9% primarily as a result of the decline in volume, underutilization and the related impact of unfavorable product mix.

AMG gross profit decreased by $48.3 million, primarily driven by a decline in existing business which negatively impacted gross profit by approximately $69 million partially offset by improved gross profit of approximately $20 million due to the reduction in the lower-margin foundry business at our EFK location. AMG gross margin increased by 3.0% to 49.7% from 46.7%, primarily due to the reduction in the lower-margin foundry business.

ISG gross profit decreased by $41.9 million, primarily driven by a decline in existing business. ISG gross margin decreased by 2.8% to 44.9% from 47.7%, primarily driven by changes in product mix.

Operating Expenses

Research and development expenses were $156.5 million for the quarter ended June 28, 2024, as compared to $145.3 million for the quarter ended June 30, 2023, representing an increase of $11.2 million, or approximately 8%. The increase was primarily attributable to an increase in payroll-related expenses and materials used in development activities, partially offset by a decrease in variable compensation.

Selling and marketing expenses were $68.6 million for the quarter ended June 28, 2024, as compared to $71.6 million for the quarter ended June 30, 2023, representing a decrease of $3.0 million, or approximately 4%. The decrease was primarily attributable to decreased variable compensation and commissions, partially offset by increased payroll-related costs.

General and administrative expenses were $85.0 million for the quarter ended June 28, 2024, as compared to $87.2 million for the quarter ended June 30, 2023, representing a decrease of $2.2 million, or approximately 3%. The decrease was primarily attributable to decreased variable compensation, partially offset by an increase in expenses associated with information technology initiatives.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $12.9 million for the quarter ended June 28, 2024, as compared to $12.0 million for the quarter ended June 30, 2023, representing an increase of $0.9 million, or approximately 8%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $72.5 million for the quarter ended June 28, 2024, as compared to $2.6 million for the quarter ended June 30, 2023. Charges incurred for quarter ended June 28, 2024 primarily relate to restructuring actions during the period. See Note 4: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $0.7 million to $15.7 million during the quarter ended June 28, 2024, as compared to $16.4 million during the quarter ended June 30, 2023. The decrease was primarily due to the maturity of the 1.625% notes in 2023. Our average gross long-term debt for the quarter ended June 28, 2024 was $3,379.9 million at a weighted-average interest rate of 1.9%, as compared to $3,507.1 million at a weighted-average interest rate of 1.9% for the quarter ended June 30, 2023. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Interest income

Interest income increased by $3.4 million, or approximately 14%, to $27.4 million during the quarter ended June 28, 2024 compared to $24.0 million during the quarter ended June 30, 2023, primarily due to an increase in interest rates along with a strategic shift in our investment strategy with higher balances in interest bearing accounts.

Other Income (Expense)

During the quarter ended June 28, 2024, other income was $1.9 million compared to an expense of $1.3 million during the quarter ended June 30, 2023.

Income Tax Provision

We recorded an income tax provision of $63.7 million and $104.4 million for the quarters ended June 28, 2024 and June 30, 2023, respectively, representing effective tax rates of 15.8% and 15.3%, respectively.

For additional information, see Note 12: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended June 28, 2024 compared to the Six Months Ended June 30, 2023

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	June 28, 2024	June 30, 2023	Dollar Change
Revenue	$3,597.9	$4,054.1	$(456.2)
Cost of revenue	1,960.3	2,143.2	(182.9)
Gross profit	1,637.6	1,910.9	(273.3)
Operating expenses:
Research and development	306.5	283.7	22.8
Selling and marketing	137.7	143.4	(5.7)
General and administrative	180.3	163.1	17.2
Amortization of acquisition-related intangible assets	25.5	27.0	(1.5)
Restructuring, asset impairments and other charges, net	73.9	54.1	19.8
Total operating expenses	723.9	671.3	52.6
Operating income	913.7	1,239.6	(325.9)
Other income (expense), net:
Interest expense	(31.3)	(42.8)	11.5
Interest income	55.0	41.1	13.9
Loss on debt prepayment	—	(13.3)	13.3
Loss on divestiture of business	—	(0.6)	0.6
Other income	2.9	3.4	(0.5)
Other income (expense), net	26.6	(12.2)	38.8
Income before income taxes	940.3	1,227.4	(287.1)
Income tax provision	(148.2)	(188.1)	39.9
Net income	792.1	1,039.3	(247.2)
Less: Net income attributable to non-controlling interest	(0.9)	(1.0)	0.1
Net income attributable to ON Semiconductor Corporation	$791.2	$1,038.3	$(247.1)

Revenue

Revenue was $3,597.9 million and $4,054.1 million for the six months ended June 28, 2024 and June 30, 2023, respectively, representing a decrease of $456.2 million, or approximately 11%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of our total revenue for the six months ended June 28, 2024 and June 30, 2023, respectively.

Revenue by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended June 28, 2024	As a % of Total Revenue (1)	Six Months Ended June 30, 2023	As a % of Total Revenue (1)
PSG	$1,709.5	47.5%	$1,838.3	45.3%
AMG	1,344.8	37.4%	1,536.6	37.9%
ISG	543.6	15.1%	679.2	16.8%
Total revenue	$3,597.9		$4,054.1

(1) Certain amounts may not total due to rounding of individual amounts.

Revenue from PSG decreased by $128.8 million, or approximately 7%, for the six months ended June 28, 2024 compared to the six months ended June 30, 2023. Revenue from our Multi-Market Power Division and Industrial Power Division decreased by $117.4 million and $57.2 million, respectively, primarily driven by a decrease in demand in the industrial and communications end-markets which was partially offset by an increase in revenue from our Automotive Power Division of $45.8 million.

Revenue from AMG decreased by $191.8 million, or approximately 12%, for the six months ended June 28, 2024 compared to the six months ended June 30, 2023. Revenue from our Power Management Division, Integrated Circuit Division and Sensor Interface Division decreased by $110.0 million, $69.4 million and $12.4 million, respectively, primarily due to a decrease in demand in the automotive and industrial end-markets.

Revenue from ISG decreased by $135.6 million, or approximately 20%, for the six months ended June 28, 2024 compared to the six months ended June 30, 2023, largely driven by a decrease in revenue from our Automotive Sensing Division and Industrial and Consumer Solutions Division of $70.4 million and $65.2 million, respectively, primarily due to the decrease in demand for these products in the automotive and industrial end-markets.

Revenue by geographic location, including local sales made by operations within each area, based on sales billed from the respective region, was as follows (dollars in millions):

	Six Months Ended June 28, 2024	As a % of Total Revenue (1)	Six Months Ended June 30, 2023	As a % of Total Revenue (1)
Hong Kong	$858.9	23.9%	$1,020.6	25.2%
Singapore	823.5	22.9%	970.0	23.9%
United Kingdom	857.8	23.8%	862.7	21.3%
United States	743.9	20.7%	770.0	19.0%
Other	313.8	8.7%	430.8	10.6%
Total revenue	$3,597.9		$4,054.1

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $1,637.6 million for the six months ended June 28, 2024 compared to $1,910.9 million for the six months ended June 30, 2023, representing a decrease of $273.3 million. This was primarily due to the decline in volume which negatively impacted gross profit by approximately $325 million, partially offset by approximately $54 million due to a reduction in the lower-margin foundry business at our EFK location.

Our gross margin decreased by 1.6% to 45.5% for the six months ended June 28, 2024 from 47.1% for the six months ended June 30, 2023, primarily due to changes as explained in the segment gross margin sections below.

Our gross profit by operating and reportable segments was as follows (dollars in millions):

	Six Months Ended June 28, 2024	As a % of Revenue	Six Months Ended June 30, 2023	As a % of Revenue

PSG	$714.2	41.8%	$864.4	47.0%
AMG	660.7	49.1%	714.2	46.5%
ISG	262.7	48.3%	332.3	48.9%
Total gross profit	$1,637.6	45.5%	$1,910.9	47.1%

Explanation for the increase or decrease in gross profit amounts and gross margin percentages for the six months ended June 28, 2024 compared to the six months ended June 30, 2023 is provided below:

PSG gross profit decreased by $150.2 million, primarily driven by a decline in volume which negatively impacted gross profit by approximately $148 million. PSG gross margin decreased by 5.2% to 41.8% from 47.0%, primarily as a result of the decline in volume, underutilization and the related impact of unfavorable product mix.

AMG gross profit decreased by $53.5 million, primarily driven by a decline in existing business which negatively impacted gross profit by approximately $108 million, partially offset by improved gross profit of approximately $54 million from the lower-margin foundry business at our EFK location. AMG gross margin increased by 2.6% to 49.1% from 46.5%, primarily due to the reduction in the lower-margin foundry business.

ISG gross profit decreased by $69.6 million, primarily driven by a decline in existing business. ISG gross margin decreased 0.6% to 48.3% from 48.9%, primarily driven by changes in product mix.

Operating Expenses

Research and development expenses were $306.5 million for the six months ended June 28, 2024, as compared to $283.7 million for the six months ended June 30, 2023, representing an increase of $22.8 million, or approximately 8%. The increase was primarily attributable to increase in payroll-related expenses and materials used in development activities, partially offset by a decrease in variable compensation.

Selling and marketing expenses were $137.7 million for the six months ended June 28, 2024, as compared to $143.4 million for the six months ended June 30, 2023, representing a decrease of $5.7 million, or approximately 4%. The decrease was primarily attributable to decreased variable compensation and commissions, partially offset by increased payroll-related costs.

General and administrative expenses were $180.3 million for the six months ended June 28, 2024, as compared to $163.1 million for the six months ended June 30, 2023, representing an increase of $17.2 million, or approximately 11%. The increase was primarily attributable to expenses associated with information technology initiatives and an adjustment to variable compensation during the quarter ended March 31, 2023.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $25.5 million and $27.0 million for the six months ended June 28, 2024 and June 30, 2023, respectively, representing a decrease of $1.5 million, or approximately 6%. The decrease was due to a reduction in amortization expense as certain intangible assets became fully amortized.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $73.9 million for the six months ended June 28, 2024, as compared to $54.1 million for the six months ended June 30, 2023, representing an increase of $19.8 million. Amounts incurred for the six months ended June 28, 2024 related primarily to the business realignment efforts in the second quarter of 2024. See Note 4: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $11.5 million to $31.3 million during the six months ended June 28, 2024, as compared to $42.8 million during the six months ended June 30, 2023. The decrease was primarily due to higher variable-rate debt that was paid down and replaced by the 0.50% Notes in 2023. Our average gross long-term debt balance for the six months ended June 28, 2024 was $3,379.9 million at a weighted-average interest rate of 1.9%, as compared to $3,363.9 million at a weighted-average interest rate of 2.5% for the six months ended June 30, 2023. The calculation of our weighted-average interest rates includes the effect of our interest rate swap agreements.

Loss on Debt Prepayment

There was no loss on debt prepayment recognized for the six months ended June 28, 2024, as compared to $13.3 million for the six months ended June 30, 2023 due to the write-off relating to the partial repayment of the Term Loan "B" Facility in 2023. See Note 6: ''Long-Term Debt'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Other Income (Expense)

Other income (expense) was an income of $2.9 million for the six months ended June 28, 2024 as compared to $3.4 million for the six months ended June 30, 2023.

Income Tax Provision

We recorded an income tax provision of $148.2 million and $188.1 million during the six months ended June 28, 2024 and June 30, 2023, respectively, representing effective tax rates of 15.8% and 15.3%, respectively.

For additional information, see Note 12: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources, including any amounts required to satisfy our current portion of long-term debt. Our cash and cash equivalents and short-term investments were approximately $2.7 billion as of June 28, 2024, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $860.9 million and $799.7 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The increase of $61.2 million was primarily due to improved working capital management.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $826.2 million and $945.5 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The decrease of $119.3 million was primarily attributable to a decrease in capital expenditures and payments for the acquisition of our EFK location during the six months ended June 30, 2023 partially offset by the purchase of short-term investments. Our capital expenditures as a percent of revenue were approximately 10%, and we expect capital expenditures to be in the range of 9% - 11% of revenue for the remainder of 2024.

Financing Activities

Our cash flows used in financing activities were $283.5 million and $153.0 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The increase of $130.5 million was primarily attributable to increased share repurchases during the six months ended June 28, 2024 compared to the same period in 2023. Additionally, during the quarter ended June 30, 2023, we had net cash outflows related to the establishment of our New Credit Agreement.

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

Debt Guarantees and Related Covenants

As of June 28, 2024, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the New Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ''Recent Accounting Pronouncements and Other Developments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q and our 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risk," in the 2023 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 28, 2024.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 28, 2024 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended June 28, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
March 30, 2024 - April 26, 2024	—	—	—	2,336.0
April 27, 2024 - May 24, 2024	2,086,879	71.89	2,086,874	2,186.0
May 25, 2024 - June 28, 2024	—	—	—	2,186.0
Total	2,086,879	71.89	2,086,874

(1) These time periods represent our fiscal month start and end dates for the second quarter of 2024.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our Share Repurchase Program and, therefore, are excluded from the table above.

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the "Share Repurchase Program"), which allows for the repurchase of our common stock from time to time in privately negotiated transactions or open market transactions, including pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act, or by any combination of such methods or other methods. The Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, has an aggregate limit of $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors (including liquidity needs). The Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

There were 2.1 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended June 28, 2024. As of June 28, 2024, the authorized amount remaining under the Share Repurchase Program was approximately $2.2 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended June 28, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

•Hassane El-Khoury, our President and CEO, and a director, adopted a Rule 10b5-1 trading arrangement on June 7, 2024. Under this arrangement, a total of 10,500 shares of our common stock may be sold, subject to certain conditions, before the plan expires on March 31, 2025.

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

10.1
onsemi Nonqualified Deferred Compensation Plan for senior officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2024) (3).

10.2	Non-employee Director Stock Election and Deferral Plan (1)(3).

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and, upon request by the Commission, agrees to furnish supplementally to the Commission a copy of any omitted schedule or exhibit.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	July 29, 2024	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)