Form 10-K
period 2024-12-31
ON SEMICONDUCTOR CORP
filed 2025-02-10
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $29,264,164,935 as of June 28, 2024, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at February 5, 2025 was 421,421,127.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K where indicated.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver assistance systems
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
AR/VR	Augmented reality/virtual reality
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASU	Accounting Standards Update
CMOS	Complementary metal oxide semiconductor
Commission or SEC	Securities and Exchange Commission
Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
ECL	Emitter coupled logic
EFK	East Fishkill, New York fabrication facility
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
FASB	Financial Accounting Standards Board
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPRD	In-process research and development
LIBOR	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LSI	Large-scale integration
MOSFET	Metal oxide semiconductor field effect transistor
OEM	Original equipment manufacturer
PC	Personal computer
Prior Credit Agreement	Credit agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolver due 2024 and the Term Loan "B" Facility, that was terminated on June 22, 2023 and replaced by the Credit Agreement.
PRP	Potentially responsible party
QCS	Previous division within AMG, primarily associated with the legacy Quantenna division
Revolver due 2024	A $1.97 billion revolving credit facility created pursuant to the Prior Credit Agreement

Revolving Credit Facility	A $1.5 billion revolving credit facility created pursuant to the Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
Securities Act	Securities Act of 1933, as amended
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SPAD	Single photon avalanche diode arrays
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Prior Credit Agreement
U.S. or United States	United States of America
WBG	Wide band gap

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our," or the "Company"), was incorporated under the laws of the State of Delaware in 1992.

We provide intelligent power and intelligent sensing solutions with a primary focus towards automotive and industrial markets to help our customers solve challenging problems and create cutting-edge products for a better future. We are utilizing our extensive range of power technologies to help address the growing power demands of AI and data centers. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings and industrial power. Our intelligent power solutions for the automotive industry allow our customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

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

As of December 31, 2024, we were organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG") and the Intelligent Sensing Group ("ISG"). During the first quarter of 2024, we reorganized the existing divisions within certain of our operating and reportable segments and renamed the Advanced Solutions Group ("ASG") reportable segment to AMG. See Note 3: ''Segments and Revenue'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information regarding the segment reorganization.

Business Strategy Developments

Our primary focus continues to be on revenue growth with stable gross margin by capturing high-growth megatrends in our focused end-markets of automotive and industrial infrastructure. We design products in highly-differentiated markets focused on customer needs while optimizing and right-sizing our manufacturing footprint to support growth with new product development and maintain gross margins through efficiencies. We are focused on achieving efficiencies in our operating and capital expenditures, capital allocation on research and development investments and resources to accelerate growth in high-margin products.

2025 Acquisition

On January 14, 2025, we completed the previously announced acquisition of the Silicon Carbide Junction Field-Effect Transistor ("SiC JFET") technology business from Qorvo US, Inc., and certain of its subsidiaries, for $118.8 million in cash, subject to working capital adjustments. We believe the acquisition complements our EliteSiC power portfolio within the PSG reportable segment and enables us to help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers.

2024 Activities

2024 Business Realignment

In an effort to streamline resources, drive organizational efficiencies, consolidate our global corporate footprint, and align with our "Fab Right" manufacturing strategy, we continued our business realignment efforts during 2024. Under this plan, approximately 1,200 employees were notified of their employment termination and around 300 additional employees were reassigned or asked to relocate to another site. During the year ended December 31, 2024, we recorded severance costs, asset impairments and other related charges of approximately $75.7 million, $37.8 million and $16.3 million, respectively. See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information. We continue to evaluate employee positions and locations for potential operating improvements and efficiencies.

Share Repurchases

During the year ended December 31, 2024, we repurchased approximately 9.1 million shares of our common stock for an aggregate purchase price of approximately $650 million, which excludes fees, commissions and excise taxes. See Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2023 Activities

2023 Business Realignment

During 2023, we realigned our operating models in AMG (formerly "ASG"), Corporate information technology ("IT") organization and certain manufacturing locations in order to streamline our operations, achieve organizational efficiencies and consolidate resources into fewer, common sites across the world to align with the next phase of our multi-year "Fab Right" manufacturing strategy. Under this plan, approximately 1,900 employees were notified of their employment termination. We incurred severance costs and related charges of approximately $59.1 million related to these actions in 2023. See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

1.625% Notes maturity and repayment

On October 16, 2023, we repaid $119.6 million of the remaining outstanding principal amount of the 1.625% Notes in cash and settled the excess over the principal amount by issuing 4.5 million shares of our common stock. Under the previously executed bond hedge agreements, we also repurchased an equivalent number of shares of our common stock, for no additional consideration, to effectively offset the issuance of shares.

Credit Agreement

On June 22, 2023, we entered into a new Credit Agreement to replace the Revolver due 2024, which was set to mature on June 28, 2024. We drew $375.0 million against the Revolving Credit Facility and repaid the entire outstanding balance under the Revolver due 2024. We had previously repaid $125.0 million of the outstanding balance under the Revolver due 2024 during the first quarter of 2023.

0.50% Convertible Senior Notes due 2029

On February 28, 2023, we completed the offering of $1.5 billion aggregate principal amount of our 0.50% Notes and utilized the net proceeds along with cash generated from operations (i) to repay $1,086.0 million of the outstanding indebtedness under the Term Loan “B” Facility and the related transaction fees and expenses, (ii) to pay $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants, and (iii) for general corporate purposes.

See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

2022 Acquisitions and Divestitures

On December 31, 2022, we completed the acquisition of EFK along with certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS") for total consideration of $406.3 million. We paid GFUS $236.3 million, $100.0 million and $70.0 million during 2023, 2020 and 2019, respectively.

During 2022, in line with our "Fab Right" strategy, we divested four wafer manufacturing facilities in Oudenaarde, Belgium, South Portland, Maine, Pocatello, Idaho and Niigata, Japan. We entered into wafer supply agreements with the respective buyers of these facilities to help minimize disruptions in our ability to meet customer demand for our products.

See Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Revenue-Generating Activities

onsemi generates revenue primarily from the sale of semiconductor products to distributors and direct customers. We also generate revenue, to a much lesser extent, from product development agreements and manufacturing services provided to customers. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing. In 2025, we expect to include SiC JFET in our product portfolio within the PSG segment.

The following table illustrates the product technologies under each of our segments based on our operating strategy:

	PSG	AMG	ISG
2024 Revenue (%)	47%	37%	16%

	SiC products	Analog products	Actuator Drivers
	Discrete products	ASIC products	CMOS image sensors
	MOSFET products	Logic and Isolation products	Image Signal Processors
	Power Module products	Non-Volatile Memory products	Single Photon Detectors
		Foundry products/services	Short-Wavelength Infrared products
		Gate Driver products	Indirect Time of Flight sensors
LSI products

See Note 3: ''Segments and Revenue'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for other information regarding our segments, their revenue and gross profit derived from each segment.

Products and Technology

The following provides certain information regarding the products and technologies for each of our operating segments.

PSG

PSG offers a wide array of discrete, module and integrated semiconductor products that perform multiple application functions, including power switching, signal conditioning, and circuit protection. The trends driving growth within our end-user markets are primarily higher power efficiency and power density in power applications, the need for greater functionality, and faster data transmission rates in all communications. Enhancement of the current electrical infrastructure driven by demand for green energy, electrification of powertrains in EVs and HEVs, and increased power demands from AI drive demand for onsemi’s highly efficient power switching products. The recent increase in the use of WBG MOSFETs and diodes, including SiC and IGBT, is further expanding the use of semiconductor products.

AMG

AMG designs and develops analog, mixed-signal, Power Management ICs, Sensor Interface devices, Power Conversion, Signal Chain, and Voltage Regulation devices for a broad base of end-users in the automotive, industrial, computing and mobile end-markets. We implement a platform-based design approach to rapidly proliferate product portfolios. AMG offers technology that provides our customers system-level differentiation, such as multi-phase controllers, gate drivers, DC-DC converters, AC-DC converters, ultrasonic sensors, inductive sensors, audiology digital signal processors, analog front ends, Bluetooth Low Energy, wired connectivity, Amplifiers, LDOs, Logic, EEPROMs, Isolation and more.
ISG
ISG designs and develops CMOS image sensors, image signal processors, single photon detectors, including SiPM, SPAD arrays and short-wavelength infrared products, as well as actuator drivers for autofocus and image stabilization for a broad base of end-users in the different end-markets. Our broad range of product offerings delivers excellent pixel performance, sensor functionality and camera systems capabilities in which high quality visual imagery is becoming increasingly important to our customers and their end-users, particularly in automotive and factory automation and in applications powered by AI.

Customers

We sell our products to distributors and direct customers for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers, and our sales agreements are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply. During 2024, certain long-term supply agreements with strategic end-customers were modified upon mutual agreement. These agreements are subject to our standard terms and conditions, and generally include minimum purchase commitments and provisions allowing for renegotiation upon mutual agreement.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. Unless otherwise agreed in writing, customers may cancel orders 120 days prior to shipment for standard products without penalty and, for custom products, prior to shipment, provided they pay onsemi's actual costs incurred as of the date we receive the cancellation notice. The loss of one of our large customers would have a material adverse effect on the operations of the respective segment and may have a material adverse effect on our consolidated results of operations.

Distributors

Sales to distributors accounted for approximately 53%, 52% and 58% of our revenue in 2024, 2023 and 2022, respectively. We had one distributor whose revenue accounted for approximately 10% of the total revenue for the year ended December 31, 2024. There were no distributors whose revenue exceeded 10% or more of total revenue for the year ended December 31, 2023. We had one distributor whose revenue accounted for approximately 12% of the total revenue for the year ended December 31, 2022. Our distributors resell our products to OEMs, contract manufacturers, and other end-customers. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

Direct Customers

Sales to direct customers accounted for approximately 47%, 48% and 42% of our revenue in 2024, 2023 and 2022, respectively. Large multi-nationals and selected regional OEMs, which are significant in specific markets, form our core direct customers. Generally, these customers do not have the right to return our products following a sale other than pursuant to our warranty.

For additional information regarding agreements with our customers, see "Markets," "Resources," "Risk Factors - Trends, Risks and Uncertainties Related to Our Business" and Note 2: ''Significant Accounting Policies'' under the heading "Revenue Recognition" in the notes to our audited consolidated financial statements, included elsewhere in this Form 10-K.

Markets

Product Development

onsemi is focused on innovation to create intelligent power and sensing technologies that solve the most challenging customer problems. Our product development efforts are directed towards the following:
•addressing the need for solutions to manage and optimize the growing power demands and distribution within AI data centers;
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

While our new product development efforts continue to be focused on building solutions in areas that appeal to customers in focused market segments and across multiple high-growth applications, it is our practice to regularly re-evaluate our research and development spending, to assess the deployment of resources and to review the funding of high-growth technologies. We deploy people and capital with the goal of maximizing the return for our research and development investments by targeting innovative products and solutions for high-growth applications that we believe position us to outperform the industry.

End-Markets

We serve a broad base of end-user markets, with a primary focus towards automotive and industrial. The following table sets forth our principal end-markets, the estimated percentage (based in part on information provided by our distributors) of our revenue generated from each end-market during 2024, and sample applications for our products. Other includes the end-markets of computing, consumer, networking, communication, etc.

	Automotive	Industrial	Other
2024 Revenue (%)	55%	25%	20%

Sample applications	EV	Energy & EV Charging Infrastructure	AI / Data Center
	ADAS	Industrial Automation	5G Base Stations
	Power Management	Security & Surveillance	Graphics Cards
	Powertrain	Machine Vision	Gaming, Home Entertainment Systems, & Set Top Boxes
	In-Vehicle Networking	Smart Cities & Buildings	Routers
	Body & Interior	Hearing Health, Diagnostic, Therapy, & Monitoring	Notebooks, Laptops, Desktop PCs & Tablets
	Lighting	Power Solutions	USB Type-C
	Sensors	AR/VR	White Goods
	Engine Control	Motor Control	Power Supplies
		Robotics	Smart Phones

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

PSG

Our competitive strengths include core competencies such as leading-edge fabrication technologies, micro and module packaging expertise, breadth of product line and IP portfolio, high-quality, cost-effective manufacturing and supply chain management. Our commitment to continuous innovation allows us to provide a broad range of semiconductor solutions to our customers who differentiate in power density and power efficiency, the key performance characteristics driving our markets.

New products and package innovation that enable enhanced performance over existing portfolios drive competition. Of particular importance in the onsemi portfolio are the intelligent power technologies based on silicon and silicon carbide, wide band gap technologies, which we use to design, manufacture, and deliver to our customers as bare die, packaged discrete solutions or power module solutions. In addition to our power technologies, we believe our integrated circuit, signal and protection technologies have significant performance advantages over our competition. PSG’s primary competitors include:

Infineon Technologies AG ("Infineon"), STMicroelectronics N.V. ("STMicroelectronics"), Wolfspeed Inc., ROHM Semiconductor and Nexperia BV.

AMG

AMG principally competes on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position with respect to the above is enhanced by long-standing relationships with leading direct customers.
Our ability to compete successfully depends on internal and external variables. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability of supply, customer service, pricing, industry trends and general economic trends. Competitors for certain of AMG's products and solutions include: Texas Instruments Incorporated, Analog Devices, Inc., Infineon, STMicroelectronics, Renesas Electronics Corporation, Monolithic Power Systems Inc. and NXP Semiconductors N.V.
ISG

ISG differentiates itself from the competition through deep technical knowledge and close customer relationships to drive leading-edge sensing performance primarily in machine vision applications. ISG has significant imaging experience and was one of the earliest to commercialize CMOS active pixel sensors and introduce CMOS technology in many of our markets. ISG has leveraged this expertise into market-leading positions in automotive and industrial applications, which allow us to offer technical and end-user applications knowledge to help customers develop innovative sensing solutions across a broad range of end-user needs.

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

Manufacturing and Design Operations

We currently have domestic design operations in Arizona, California, Idaho, New York, Oregon, Pennsylvania, Rhode Island and Texas. We also have foreign design operations in Belgium, Canada, China, the Czech Republic, Germany, India, Ireland, Israel, Italy, Japan, South Korea, the Philippines, Romania, Singapore, the Slovak Republic, Slovenia, Switzerland, Taiwan and the United Kingdom. We operate front-end wafer fabrication facilities in the United States, the Czech Republic, Japan, South Korea, and Malaysia and back-end assembly and test site facilities in Canada, China, Malaysia, the Philippines, Vietnam and the United States. In addition to these front-end and back-end manufacturing operations, our facility in Hudson, New Hampshire manufactures SiC crystal boules and our facilities in Rožnov pod Radhoštěm, the Czech Republic and Bucheon, South Korea manufacture silicon and SiC wafers that are used by a number of our facilities.

The table below sets forth information with respect to the manufacturing facilities we operate either directly or pursuant to joint ventures, the reportable segments that use such facilities, and the approximate gross square footage of each site's building, which includes, among other things, manufacturing, laboratory, warehousing, office, utility, support and unused areas.

Location	Reportable Segment	Size (sq. ft.)
Front-end Facilities:
East Fishkill, New York	AMG, ISG and PSG	2,724,137
Gresham, Oregon	AMG and PSG	558,457
Rožnov pod Radhoštěm, Czech Republic	AMG and PSG	450,755
Seremban, Malaysia (Site 2) (3)	AMG, ISG and PSG	133,061
Bucheon, South Korea	AMG and PSG	1,113,938
Mountaintop, Pennsylvania	AMG and PSG	437,000
Aizuwakamatsu, Japan	AMG and PSG	734,482
Nampa, Idaho (1) (2)	ISG	166,268
Hudson, New Hampshire (1)	PSG	272,036

Back-end Facilities:
Burlington, Canada (1)	AMG	95,440
Leshan, China (3)	AMG and PSG	416,339
Seremban, Malaysia (Site 1) (3)	AMG, ISG and PSG	328,275
Carmona, Philippines (3)	AMG and PSG	926,367
Tarlac City, Philippines (3)	AMG and PSG	381,764
Shenzhen, China (1)	PSG	275,463
Bien Hoa, Vietnam (3)	AMG and PSG	294,418
Cebu, Philippines (3)	AMG and PSG	228,460
Suzhou, China (3)	AMG and PSG	452,639

(1)These facilities are leased.
(2)This facility is used for both front-end and back-end operations.
(3)These facilities are located on leased land.

For additional information regarding acquisitions and divestitures, see Note 5: ''Acquisitions and Divestitures'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

All of our manufacturing facilities are fully owned and operated by us, except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner is Leshan Radio Company Ltd. ("Leshan Radio"), formerly a Chinese state-owned enterprise. Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We purchased 80% of Leshan's production capacity in each of 2024, 2023 and 2022, and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2025.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these contract manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These manufacturers collectively accounted for approximately 33% of our total manufacturing input costs in 2024, 36% in 2023 and 43% in 2022.

For information regarding risks associated with our foreign operations, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under worldwide trademarks, including the ON Semiconductor, ON, onsemi, and various product names and logos, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We acquired, licensed or sublicensed a significant amount of IP, including patents and patent applications, in connection with our acquisitions, and we have numerous United States and foreign patents issued, allowed and pending. We do not consider our business substantially dependent on any single onsemi patent. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate. We believe the duration of our IP rights is adequate to protect our products and processes.

For information regarding risks associated with intellectual property, see "Risk Factors — Trends, Risks and Uncertainties Related to Intellectual Property" included elsewhere in this Form 10-K.

Seasonality

We are currently experiencing fluctuations in our operating results due to general industry and macroeconomic conditions as well as within the semiconductor industry. However, we believe our business is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.
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

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2024 were not material, and we do not currently expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

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

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2024 were not material, and we do not currently expect the cost of complying with existing trade laws and regulations to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors—Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Environmental, Social and Governance Initiatives

onsemi strives to be a responsible corporate citizen. We uphold ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to environmental, social and governance priorities will help enhance long-term value for our stockholders.

onsemi strives to protect and respect its environment and energy resources for future generations throughout its operations, including wafer fabrication, assembly, test, support operations, and through its value chain. We have a goal to achieve net zero emissions by 2040, supported by our climate change policy, which highlights the focus areas for climate change-related actions. In 2024, our near-term greenhouse gas emissions targets were validated by the Science Based Targets initiative. We have formulated a strategy and are taking initial steps towards the achievement of our targets.

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

Our Board of Directors (the "Board of Directors" or the "Board") and management regularly evaluate our corporate responsibility policies, including our Code of Business Conduct and other corporate social responsibility policies and programs, to help ensure an effective outcome and adherence by our employees, suppliers, vendors and partners.

Human Capital Resources

Core Principles

Our success depends on our ability to attract, train, retain and motivate our employees involved in the design, development, manufacturing and support of new and existing products and services. We value the diversity of our workforce and work consciously to create growth and development opportunities for our employees, embracing different perspectives and fostering an inclusive work environment. As we are a member of the RBA, its principles are fundamental to our corporate culture and core values and are reflected in our commitments to our employees, customers, communities and other stakeholders. These principles include providing a safe and positive work environment for our employees that emphasizes learning, professional development and respect for individuals and ethical conduct.

Headcount

As of December 31, 2024, we had approximately 26,400 regular full-time employees and approximately 90 part-time and temporary employees in facilities located in 33 countries. Approximately 15% of our regular full-time employees are located in the United States and Canada, 12% in Europe and Middle Eastern countries and 73% in Asia Pacific and Japan, with approximately 72% engaged in manufacturing, 2% in research and development, 4% in customer service or other aspects of sales and marketing, and 22% in other roles. Approximately 230 of our domestic employees (or approximately 1% of our United States-based employees) are covered by a collective bargaining agreement, and all of these employees are located at our Mountain Top, Pennsylvania manufacturing facility. Certain of our foreign employees are covered by collective bargaining arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic and Belgium) or similar arrangements or are represented by workers councils.

Compensation, Benefits, Health, Safety and Wellness

Our compensation philosophy is focused on delivering competitive compensation with total rewards based on corporate affordability in a way that enables attraction, retention, and recognition of performance. We provide our employees and their families with access to flexible and convenient health and wellness programs, including benefits that secure them during events that may require time away from work or that impact their financial well-being. We use a combination of total rewards and other programs (which vary by region and salary grade) to attract and retain our employees, including: annual performance bonuses; stock awards, including an employee stock purchase plan; retirement support; healthcare and insurance benefits; business travel and disability insurance; health savings and flexible spending accounts; flexible work schedules, vacation and paid time off; parental leave; paid counseling assistance; education assistance; and on-site services, such as health centers and fitness centers.

Career Growth and Development

We invest resources in professional development and growth as a means of improving employee motivation, performance and retention. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We have established a leadership pathway model as a tool for employees to practice and apply learning as part of their development.

Turnover

We monitor employee turnover rates by region and globally. The average tenure of our employees is approximately 11 years and approximately 42% of our employees have been employed by us for more than ten years. We believe our compensation philosophy, along with the career growth and development opportunities we offer, promotes longer employee tenure and reduces voluntary turnover.

Information about Our Executive Officers

Certain information concerning our executive officers as of February 10, 2025 is set forth below.

Name	Age	Position
Hassane El-Khoury	45	President, Chief Executive Officer and Director
Thad Trent	57	Executive Vice President, Chief Financial Officer and Treasurer
Simon Keeton	51	Group President, PSG
Sudhir Gopalswamy	55	Group President, ISG and AMG

All of our executive officers are also officers of SCI LLC. The present term of office for the officers named above will generally expire on the earliest of their retirement, resignation or removal. There are no family relationships among our executive officers.

Hassane El-Khoury. Mr. El-Khoury was appointed as President, Chief Executive Officer and Director of onsemi in December 2020. Prior to joining onsemi, he spent 13 years at Cypress Semiconductor Corporation, a semiconductor design and manufacturing company ("Cypress"), serving as Chief Executive Officer from August 2016 to April 2020. During his time at Cypress, he held various positions spanning business unit management, product development, applications engineering and business development. Additionally, Mr. El-Khoury currently serves as Chairman of the board of directors of Leia Inc. He holds a Bachelor of Science in electrical engineering from Lawrence Technological University and a Master's of Engineering Management from Oakland University.

Thad Trent. Mr. Trent was appointed Executive Vice President, Chief Financial Officer and Treasurer of onsemi in February 2021. Mr. Trent has held several leadership roles throughout his career, and he currently serves on the board of directors of Leia Inc. He previously served as Chief Financial Officer at Cypress ("Cypress CFO") responsible for strategic planning, accounting, investor relations, tax, corporate development and information technology. He first joined Cypress in 2005, and served as Cypress CFO from June 2014 until its sale to Infineon in April 2020. Under his leadership, Cypress’ revenue increased from $723 million to $2.5 billion, and the enterprise value increased five times during his five-year tenure as Cypress CFO. He is a seasoned finance professional with progressive leadership and management experience with both global publicly held technology companies and startups. Mr. Trent has a proven track record of driving sustainable financial performance, transformative mergers and acquisitions, operational excellence, process efficiency, financial leadership and robust compliance and regulatory control. He earned his Bachelor of Science in business administration and finance at San Diego State University.

Simon Keeton.    Mr. Keeton joined onsemi in July 2007 and is currently the Group President, PSG of onsemi. During his career, Mr. Keeton has held various management positions within onsemi. Before Mr. Keeton’s promotion to his current role on February 26, 2024, he served as Executive Vice President and General Manager, PSG starting in January 2019. Prior to that role, he was a Senior Vice President and General Manager of the MOSFET Division. From 2012 to 2016, Mr. Keeton served as Vice President and General Manager of the Integrated Circuit Division under our former Standard Products Group. Prior to that time, he served as Vice President and General Manager of the Consumer Products Division from 2009 to 2012 and as Business Unit Director of our Signals and Interface Business Unit from 2007 to 2009. Before joining onsemi, Mr. Keeton served as Strategic Planning Manager of the Digital Enterprise Group of Intel Corporation ("Intel") and held various marketing and business management roles at Vitesse Semiconductor Corporation. He earned a Bachelor of Science degree in computer engineering and a Master of Science Degree in electrical engineering from Michigan State University, and a Master of Business Administration from Pepperdine University – in addition to completing an executive business program from Harvard Business School.

Sudhir Gopalswamy. Mr. Gopalswamy joined onsemi in March 2022 and is currently the Group President, ISG and AMG of onsemi. He served as Senior Vice President and General Manager, AMG from April 2023 to February 2024. Prior to April 2023 when he was appointed to lead AMG, Mr. Gopalswamy was the Chief Strategy Officer driving our corporate strategy development, annual strategic planning cycle and other key initiatives. Before joining onsemi, he served as Principal at Shamago Advisors from March 2021 to March 2022. Mr. Gopalswamy worked at Cypress from 2008 until its 2020 acquisition by Infineon. Following that acquisition, Mr. Gopalswamy was appointed Executive Vice President and Board Member of the Connected Secure Systems Division of Infineon and served in that role until March 2021. Before joining Cypress in 2008, he held leadership positions with ever-increasing scope at Intel and Conexant Systems, Inc. Mr. Gopalswamy holds a Bachelor of Science in electrical engineering from Purdue University, as well as a Master in Business Administration from Duke University, and he has also attended Stanford Directors’ College at Stanford University.

Available Information

Our website is www.onsemi.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and all amendments to those reports available, free of charge, in the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the SEC. Information on or accessible through our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC. You can also find these materials on the SEC website at www.sec.gov.

Item 1A.    Risk Factors

Forward-Looking Statements
This Annual Report on Form 10-K includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-K could be deemed forward-looking statements, particularly statements about our plans, strategies and prospects under the headings "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Business." Forward-looking statements are often characterized by words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," "anticipates," "should" or similar expressions, or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described below. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law.
Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described below are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the following trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially and adversely affected, the trading price of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
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
Our manufacturing efficiency is contingent upon the operations of these interdependent processes and will continue to be an important factor in our future profitability, and there can be no assurance that we will be able to maintain our manufacturing efficiency, increase our manufacturing efficiency to the same extent as our competitors, or be successful in our manufacturing rationalization plans. For example, public health crises may cause disruption to our domestic and international operations. Any associated worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures and/or other travel or health-related restrictions could, depending on the magnitude of such effects on our manufacturing activities (or activities of our suppliers, third-party distributors or sub-contractors), cause disruption and delay to our supply chain, manufacturing and product shipments. Such disruption and delays could materially adversely affect our business, results of operations and financial condition.
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
We may be unable to implement certain business strategies and restructuring initiatives and any issue with the pursuit of such strategies and initiatives could materially adversely affect our business and results of operations.
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
In relation to production of SiC-based products and manufacturing at EFK and at our facilities in Hudson, New Hampshire, the Czech Republic and South Korea, we may face challenges or risks related to: increased capital spending and long-term capital expenditure commitments, installing and qualifying new manufacturing equipment, meeting planned process yields, maintaining suitable quality control and educating or providing employees with the requisite know-how to operate the processes at our expanded manufacturing facilities. There are inherent execution risks in expanding production capacity, whether at one of our own factories or at a third party that we utilize, all of which could increase our costs and negatively impact our operating results.
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
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market enhanced technologies and products. The development of new products is complex and time-consuming, often requiring significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, the lengthy development cycle for certain of our products could limit our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users, and we may be unable to develop innovative responses to our customers’ and end-users’ evolving needs on the timelines they require or at all. There can be no assurance that we will win competitive bid selection processes, known as "design wins," for new products. In addition, design wins do not guarantee that we will make customer sales or generate sufficient revenue to recover design and development investments, realize a return on the capital expended or achieve expected gross margins, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. To the extent that we underinvest in our research and development efforts, fail to recognize the need for innovation with respect to our products, or our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products attractive to customers, and so our business, financial condition and results of operations may be materially adversely affected. Further, products that are commercially viable may not have an immediate impact on our revenue or contribute to our operating results in a meaningful way until at least a few years after they are introduced into the market.
The semiconductor industry is characterized by rapidly evolving technologies, innovation, short product life cycles, evolving regulatory and industry standards and certifications, changing customer needs, wide fluctuations in supply and demand and frequent new product introductions. Products are often replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will no longer be able to make a profit from the sale of older products. In certain limited cases, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for products we sell, our business and results of operations could be materially adversely affected. If our new product development efforts fail to align with the needs of our customers, our business and results of operations could be materially adversely affected.
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
If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our products, and our ability to increase our position in current markets, expand into adjacent and new markets, and optimize operational performance. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, ease of use, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Our gross margins vary due to a variety of factors. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.
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
In addition, some of our competitors may receive governmental subsidies or other incentives that give them a competitive advantage over us. For example, the United States and the European Union have enacted legislation to provide funding and incentives for semiconductor research, development, and manufacturing in their respective regions. If we are unable to access such funding or incentives, or if our competitors receive more funding or incentives than we do, we may be at a disadvantage in developing and producing new or improved products or technologies, which could adversely affect our market share, revenue and profitability.
Because a significant portion of our revenue is derived from customers in the automotive and industrial end-markets, including revenue pursuant to our long-term supply agreements, a downturn or lower sales to customers in either end-market could materially adversely affect our business and results of operations.
A significant portion of our sales are to customers within the automotive industry and the industrial sector and the demand for our products depends in part on the market conditions in these end-markets. Sales into the automotive and industrial end-markets represented approximately 55% and 25% of our revenue, respectively, for the year ended December 31, 2024. The automotive industry is cyclical and the industrial sector tends to thrive during a time of economic expansion, and, as a result, our customers in each end-market are sensitive to changes in general economic conditions, inflationary pressure, increases in interest rates, disruptive innovation and end-market preferences, which can adversely affect sales of our products and, correspondingly, our results of operations. Changes in demand in these end-markets or changes that have the potential to disrupt sales activities to customers in these end-markets, can significantly impact our operating results. Additionally, the quantity and price of our products sold to customers in each end-market could decline despite continued growth in such end-markets. Lower sales to customers in either end-market may have a material adverse effect on our business and results of operations.
Further, to the extent we have long-term supply agreements with our customers in multiple end-markets which includes fixed pricing, we could be subject to fluctuating manufacturing costs that could negatively impact our profitability. Additionally, under our long-term supply agreements, we could incur certain obligations if we are not able to fulfill our commitments. Furthermore, certain customers, from time to time, have sought and may seek to amend or cancel the delivery or other terms of their long-term supply agreements with us. When any such contractual amendments are made, the timing, pricing or amount of products delivered under such long-term supply agreements may be modified in circumstances where we believe it advances the long-term customer relationship. Such an event could have an impact on our results of operations.
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
The imposition of or increase in tariffs, export controls and other trade restrictions as a result of international trade disputes or changes in trade policies or political conditions may adversely affect our sales and profitability. For example, a significant trade disruption, additional tariffs, trade protection measures, export or import regulations or other restrictions imposed related to our business and the related geopolitical uncertainty between the United States, China, Canada, Mexico and other countries or any retaliatory actions from such governments could have a material adverse effect on our business and results of operations.
More specifically, our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests, may be subjected to increased costs or additional trade restrictions stemming from the geopolitical tension between the United States and China. The U.S. Department of Commerce could in the future add additional Chinese companies to its restricted entity list or unverified list or take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. These rules may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. Additional tariffs, export controls or other trade restrictions between the two countries could materially adversely affect our results of operations.
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
Our international sales and purchases are subject to numerous additional United States and foreign laws and regulations related to import and export matters. For example, licenses or proper license exceptions are required for the shipment of our products to certain countries under applicable export control regulations, including the provisions of the U.S. Export Administration Act. A determination by the United States government or any foreign government that we have failed to comply with trade or export regulations can result in penalties, including fines, administrative, civil or criminal penalties or other liabilities, seizure of products, or, in the extreme case, denial of export privileges or suspension or debarment from government contracts, which could have a material adverse effect on our sales, business and results of operations.
Our power technologies used for AI may not capture market share as expected, and issues related to the responsible use of AI may adversely affect our business.
Our extensive range of power technologies are used to help power AI and related data centers and we expect this part of our business to grow. The emergence of big data and new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers to pursue new products and approaches, and there is an intense competition to capture market share in this emerging market. We may not be able to develop and offer the technology solutions that our AI-focused customers demand in a timely manner or effectively, which could have a materially adverse effect on our business. Our failure to commercialize new technologies that can power AI and data centers in a timely manner or at all could result in loss of market share, unanticipated costs, and inventory obsolescence, which could adversely affect our financial results.
As with many new emerging technologies, AI presents risks and challenges and increasing legal, social and ethical concerns relating to its responsible use that could affect the adoption of AI. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by our customers could cause harm to individuals or society and impair the public’s acceptance of AI, which would in turn adversely affect our business.
We may be unable to attract and retain highly skilled personnel.
Our success depends on our ability to attract, motivate and retain highly skilled personnel, including technical, marketing, management and staff personnel, both in the United States and internationally. In the semiconductor industry, the competition for qualified personnel, particularly experienced design engineers and other technical employees, is intense. Furthermore, we have operations in many parts of the world that are currently experiencing a tight labor market for skilled employees. Additionally, we have entered into employment agreements with certain senior executives, but we do not have employment agreements with most of our employees. Many of these employees could leave our company with little or no prior notice and would be free to work for a competitor. Specific elements of our compensation programs may not be competitive with those of our competitors, and there can be no assurance that we will be able to retain our current personnel or recruit the key personnel we require. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all and other senior management may be required to divert attention from other aspects of our business. Loss of the services of, or failure to effectively recruit, qualified personnel could have a material adverse effect on our competitive position and on our business.
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
In addition, repatriation of funds held outside the United States could have adverse tax consequences and could be subject to delay due to required local country approvals or local obligations. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. As a result of having a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have a material adverse effect on our ability to make interest and principal payments due under our various debt obligations. Restrictions on repatriation or the inability to use cash held abroad to fund our operations in the United States may have a material adverse effect on our liquidity and financial condition.
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
We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is important to our operations and business strategy. We have experienced and expect to continue to experience disruptions, failures or breaches of our information technology environment, such as those caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cybersecurity measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. Although we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business as of the year ended December 31, 2024, we continue to devote resources to reduce the risk of or alleviate cybersecurity breaches and vulnerabilities and those costs could be significant. Although we maintain a cybersecurity program to manage cybersecurity risks, our efforts may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing operations, distribution or other critical functions. Any compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Further, AI capabilities may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. We maintain cyber risk insurance, although an insufficiency of insurance coverage could adversely affect our cash flows and overall profitability. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity may be costly and any failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.
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
Our extensive reliance on, and investments in, information technology systems, including reliance on third-party service providers, could have a materially adverse impact on our business.
We rely extensively on information technology systems and related personnel to collect, use, retain, manage, transmit, and protect transactions and data. For these information technology systems, applications, and processes to operate effectively, we or our service providers must maintain and update them. Delays in the maintenance, updates, upgrading, or patching of these systems, applications or processes, as well as the actions taken to maintain, update, upgrade and patch, could impair their effectiveness or expose us to security risks.
Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. Failure by these third-party service providers to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve expected efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved and despite the availability of contractual remedies against these providers, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can materially adversely affect our business.
In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems, infrastructure and personnel, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; making changes to existing systems; maintaining or enhancing legacy systems that are not currently being replaced; designing or cost effectively acquiring new systems with new functionality; or testing the use and incorporation of AI, including generative AI. These efforts could result in significant potential risks, including failure of the systems to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation and transition difficulty may result in operational challenges, security failures, reputational harm, and increased costs that could adversely affect our business operations, our relationships with our customers, and results of operations.
Trends, Risks and Uncertainties Related to Regulation
Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition.
The semiconductor industry continues to be subject to increasing environmental regulations, particularly those that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. In addition, our operations and those of our suppliers are further governed by regulations focused on conflict minerals and restrictions on other materials, as well as laws or regulations governing the operation of our facilities, sale and distribution of our products, and real property.
We also have operations subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:
•changes in United States and international environmental or health and safety laws, regulations or policies, including, but not limited to, future laws or regulations imposed in response to climate change concerns and conflict minerals;
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
We incur costs associated with complying with evolving environmental, health and safety laws and regulations and related disclosure obligations such as the Corporate Sustainability Reporting Directive. Failure to comply with these laws or regulations could subject us to significant costs and liabilities. To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expenses and liabilities, which could materially adversely affect our results of operations and financial condition.
Our failure to comply with anti-corruption laws could result in penalties that could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have a material adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by the United States or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.
Changes in tax legislation or exposure to additional tax liabilities could adversely affect our results of operations and financial condition.
We conduct operations worldwide through our foreign subsidiaries and are, therefore, subject to complex income tax and transfer pricing regulations in the United States and foreign jurisdictions. Changes to, or interpretations of, tax legislation or regulations could significantly increase our effective tax rate or affect our tax obligations and ultimately reduce our cash flow from operating activities. In addition, other factors or events, such as changes to our operating structure, strategy and investment decisions, could also increase our future effective tax rate or affect our tax obligations and ultimately reduce our cash flow from operating activities.
Changes in tax laws from international and domestic initiatives, such as the Organization for Economic Co-operation and Development's base erosion and profit shifting project and potential U.S. tax reforms, could adversely affect our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income (“FDII”). Beginning in 2026, the effective rate for FDII increases from 13% to 16%. Additionally, if U.S. rates increase and/or the FDII deduction is eliminated or reduced, our provision for income taxes, results of operations, and cash flows could be adversely (potentially materially) affected. Furthermore, if our customers move manufacturing operations to the United States, our FDII deduction may be reduced.
These types of initiatives and changes, if adopted or enacted, may increase tax uncertainty and may adversely affect our provision for income taxes, which could have a material impact on our results of operations and financial condition.
Furthermore, the impact of any new tax legislation may differ from our estimates, possibly materially, due to, among other things, changes in interpretations and assumptions we have made and future regulatory guidance.
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
Furthermore, in light of our goal to achieve net zero emissions by 2040, future customer or investor expectations and regulatory requirements, we may take actions to pursue our goal of generating net-zero emissions or to alter our processes that may result in material expenditures that could impact our financial condition or results of operations and/or disrupt our existing operations.

Trends, Risks and Uncertainties Related to Our Indebtedness
Our debt could materially adversely affect our financial condition and results of operations.
As of December 31, 2024, we had $3,379.9 million of outstanding principal relating to our indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. As of December 31, 2024, we had approximately $1.1 billion available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences to our potential and current investors, including impacting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes.
To the extent that we continue to maintain or expand our significant indebtedness, our financial condition and results of operations may be materially adversely affected.
The inability to meet our obligations under our Credit Agreement could materially and adversely affect us by, among other things, limiting our ability to conduct our operations and reducing our flexibility to respond to changing business and economic conditions.
The obligations under the Credit Agreement are collateralized by a lien on substantially all of the assets of the guarantors under the Credit Agreement, including a pledge of the equity interests in certain of our domestic and first-tier foreign subsidiaries. As a result, if we are unable to satisfy our obligations under the Credit Agreement, the lenders could take possession of and foreclose on the pledged collateral securing the indebtedness, in which case we would be at risk of losing the related collateral, which would have a material adverse effect on our business and operations. In addition, the Credit Agreement requires mandatory prepayment if the outstanding amounts drawn thereunder exceed the total commitments, which may result in prepaying outstanding amounts under the Revolving Credit Facility rather than using funds for other business purposes. Our financing structure, and any inability to meet our obligations thereunder, could have a material adverse effect on our business and financial condition, including, among other things, our ability to obtain additional financing for working capital, capital expenditures, acquisitions, and other general corporate purposes and could reduce our flexibility to respond to changing business and economic conditions.
The agreements relating to our indebtedness, including the Credit Agreement and the 3.875% Notes, may restrict our ability to operate our business, and as a result may materially adversely affect our results of operations.
Our debt agreements, including the Credit Agreement and the 3.875% Notes, contain, and any future debt agreements may include, a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries. Such restrictive covenants may significantly limit our ability to: incur additional debt; incur liens; make certain investments or acquisitions; redeem, or otherwise perform our obligations under the terms of, our 3.875% Notes; sell or otherwise dispose of assets; engage in mergers or consolidations or certain other "change of control" transactions; make distributions to our stockholders; engage in restructuring activities; engage in certain sale and leaseback transactions; and issue or repurchase stock or other securities.
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
Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including our Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results of operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock, which would have a dilutive effect to the stockholders immediately prior to such issuance.
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
Borrowings under certain of our facilities from time to time, including under our Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. Interest rates increased throughout 2022 and 2023. While interest rates have stabilized during 2024, if interest rates increase or remain at elevated levels, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. Further, significant changes in our credit rating, disruptions in the global financial markets, including bank failures, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse effect on our access to and cost of capital for future financings, and financial condition.
The timing of the cash payments to service the 0% Notes, the 0.50% Notes and the 3.875% Notes is not entirely in our control and may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy these obligations in a timely manner.
As of December 31, 2024, we had outstanding approximately $804.9 million aggregate principal amount of our 0% Notes, $1,500.0 million aggregate principal amount of our 0.50% Notes and $700.0 million aggregate principal amount of our 3.875% Notes (collectively, the "Outstanding Notes"). Holders of the Outstanding Notes have certain rights that would require us to make repurchases prior to the stated maturity for all or a portion of the amounts due in certain circumstances. For example, holders of the 3.875% Notes have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date.
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
The terms of the Credit Agreement and the terms of the 3.875% Notes limit the amount of future indebtedness secured by liens that we may incur. If we incur significantly more debt, this could intensify the risks described above. Our decision to use our cash for other purposes, such as to make acquisitions or to repurchase our common stock, could also intensify these risks.
Note hedge and warrant transactions we have entered into may materially adversely affect the value of our common stock.
Concurrently with the issuances of the 0% Notes and the 0.50% Notes, respectively, we entered into note hedge transactions with certain financial institutions, which we refer to as the option counterparties. The convertible note hedges are expected to reduce the potential dilution upon any conversion of the respective series of notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes of such series, as the case may be. We also entered into warrant transactions with the option counterparties with respect to the 0% Notes and the 0.50% Notes. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds $74.34, with respect to the 0% Notes and $156.78 with respect to the 0.50% Notes.
In connection with establishing their initial hedge of the convertible note hedges and warrant transactions for the 0% Notes and the 0.50% Notes, the option counterparties or their respective affiliates have purchased shares of our common stock and/or entered into various derivative transactions with respect to our common stock. The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives contracts with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of such notes. The potential effect, if any, of these transactions and activities on the market price of our common stock will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could materially adversely affect the value of our common stock.
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
To the extent the option counterparties do not honor their contractual commitments with us pursuant to the note hedge transactions, we could face a material increase in our exposure to potential dilution upon any conversion of the 0% Notes and/or the 0.50% Notes and/or cash payments we are required to make in excess of the principal amount of converted 0% Notes and/or the 0.50% Notes, as the case may be. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our common stock and in the volatility of the market price of our common stock. In addition, upon a default by one of the option counterparties, we may suffer adverse tax consequences with respect to our common stock. Any such adverse tax consequences or increased cash payments could have a material adverse effect on our results of operations.
Trends, Risks and Uncertainties Related to Our Common Stock
Provisions in our charter documents may delay or prevent the acquisition of us, which could materially adversely affect the value of our common stock.
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

Although we believe these provisions make a higher third-party bid more likely by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if an initial offer may be considered beneficial by some stockholders. Any delay or prevention of an acquisition of us that would have been beneficial to our stockholders could materially decrease the value of our common stock.
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
General Risk Factors
We may be unable to successfully make or integrate strategic acquisitions, joint ventures or strategic investments, which could materially adversely affect our business, results of operations and financial condition.
We have made, and may continue to make, strategic acquisitions, investments and other alliances including the formation of joint ventures that involve significant risks and uncertainties. Successful acquisitions and alliances in our industry require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience. Risks related to successful integration of an acquisition include, but are not limited to: (1) the ability to integrate information technology and other systems; (2) issues not discovered in our due diligence; (3) customers responding by changing their existing business relationships with us or the acquired company; (4) diversion of management’s attention from our day to day operations; and (5) loss of key employees post-integration. In addition, we may incur unexpected costs or taxes resulting from the acquisition or integration of the newly acquired business. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate, could materially adversely affect our results of operations and financial condition.
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
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We have in the past recorded, and may in the future be required to record, a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our financial position and results of operations.
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
In addition to general economic conditions, impacts of other macroeconomic events, such as public health crises, geopolitical tensions or conflicts and risks, such as the ongoing conflict in the Middle East and military conflict between Russia and Ukraine, climate change and other severe weather and natural disasters, banking failures and uncertainties in global financial markets, could materially adversely impact our operations by causing disruptions in the geographies in which we and our suppliers, third party distributors and sub-contractors operate. If any of these events impact our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Such events can negatively impact revenue and earnings and can significantly impact cash flow.
We have been and may be subject to or involved in litigation or threatened litigation, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.
From time to time, we have been and may be subject to disputes and litigation, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. We can provide no assurance that additional litigation will not be filed against us in the future. See Note 13: “Commitments and Contingencies – Legal Matters” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our legal proceedings.
Regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.
Various jurisdictions have developed or are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as heightened investor expectations, on corporate environmental and social responsibility practices and disclosure are subject to change, can be unpredictable and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements of our customers and investors, a customer may stop purchasing products from us or an investor may sell their shares, or parties may take legal action against us, which could harm our reputation, revenue and results of operations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or others in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

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

•Security Awareness Program to Train and Test Personnel. We sponsor a multi-faceted security awareness program that includes mandatory trainings for our personnel on data protection and malware detection, policy and process awareness, periodic phishing simulations and other kinds of preparedness testing.

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

As of December 31, 2024, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Trends, Risks and Uncertainties Related to Technology and Data Privacy” included elsewhere in this Form 10-K.

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

Management’s Role. Our ECS team is composed of several support teams that address and respond to cyber risk, including cyber risks related to security architecture and engineering, identity and access management and security operations. The ECS team oversees compliance with our cybersecurity framework within the organization and facilitates cybersecurity risk management activities throughout the organization. The ECS team also assists with the review and approval of policies, completes benchmarking against applicable standards, maintains a cyber risk register and oversees the security awareness program.

Our ECS team is led by our CISO. Our CISO reports to our CIO who, in turn, reports to our Executive Vice President and Chief Financial Officer. Our CISO has over 20 years of experience in leading global security functions and strategies. Collectively, the other members of our ECS team have decades of relevant education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity training for our ECS team.

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

Item 2.    Properties

Our corporate headquarters, as well as certain design center and research and development operations, are located in approximately 200,000 square feet of building space on property that we lease in Scottsdale, Arizona. We also own and lease properties around the world for use as sales offices, design centers, research and development labs, warehouses, logistic centers, trading offices and manufacturing support. The size and location of these properties, which are used by all of our reportable segments, change from time to time based on business requirements. We operate distribution centers, which are leased or contracted through a third-party, in locations throughout Asia, Europe and the Americas. See "Business — Resources" included elsewhere in this Form 10-K for information on properties used in our manufacturing operations. While these facilities are primarily used in manufacturing operations, they also include office, utility, laboratory, warehouse and unused space. Additionally, we own and lease research and development facilities located in Belgium, Canada, China, the Czech Republic, Germany, India, Ireland, Israel, Italy, Japan, the Philippines, Singapore, South Korea, Romania, the Slovak Republic, Slovenia, Switzerland, Taiwan, the United Kingdom and the United States. Our joint venture in Leshan, China also owns manufacturing, warehouse, laboratory, office and other unused space.

Certain of our properties are subject to encumbrances such as mortgages and liens. See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information. In addition, due to local law restrictions, the land upon which our facilities are located in certain foreign locations is subject to varying long-term leases. See "Business — Resources" and "Business — Government Regulation" included elsewhere in this Form 10-K for further details on our properties and environmental regulation.

Item 3.    Legal Proceedings

The Company has elected to use a $1 million threshold for disclosing certain proceedings arising under federal, state or local environmental laws when a governmental authority is a party. The Company believes proceedings under this threshold are not material to its business and financial condition. See "Legal Matters" under Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of legal proceedings and related matters.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of February 5, 2025, there were approximately 164 holders of record of our common stock and 421,421,127 shares of common stock outstanding. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Company Stock Performance

The following graph shows a comparison of the five-year cumulative total stockholder return for onsemi, the PHLX Semiconductor Sector Index ("SOX"), and the Standard and Poor's 500 ("S&P 500"). The comparison assumes $100 was invested on December 31, 2019 in shares of our common stock and in each of the indices shown and assumes that all of the dividends were reinvested. Note that past stock price performance is not necessarily indicative of future stock price performance. The performance graph in this Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay and share repurchases under the Share Repurchase Program (as defined below). We may pay dividends and buy back shares under the Share Repurchase Program in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Credit Agreement) does not exceed 2.75 to 1.00. Additionally, under a different provision, so long as no default has occurred and is continuing or results therefrom, our Credit Agreement permits us to pay cash dividends to our common stockholders, buy back shares under the Share Repurchase Program, or a combination thereof, in an amount up to $350.0 million per year. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2024:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ($ in millions) ($) (3)
September 28, 2024 - October 25, 2024	—	$—	—	$1,986.0
October 26, 2024 - November 22, 2024	—	—	—	1,986.0
November 23, 2024 - December 31, 2024	3,000,140	66.68	3,000,140	1,786.0
Total	3,000,140	66.68	3,000,140

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2024.
(2)The price per share is based on the fair market value at the time of tender, repurchase or exercise of outstanding put options, respectively.
(3)Represents the authorized amount remaining under the Share Repurchase Program (as defined below) announced on February 6, 2023 to repurchase up to $3.0 billion of shares of our common stock through December 31, 2025 (exclusive of fees, commissions and other expenses).

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”), which allows for the repurchase of our common stock from time to time through a variety of methods, including in privately negotiated transactions or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The Share Repurchase Program, which does not require us to purchase any minimum amount of our common stock, allows for repurchases up to $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases will be at the Company’s discretion and will be subject to market conditions, the price of our shares and other factors. The Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

The repurchases under the Share Repurchase Program amounted to an aggregate purchase price of approximately $650 million during the year ended December 31, 2024 (excluding fees, commissions and other expenses). There were approximately $564 million in repurchases of common stock for the year ended December 31, 2023 and approximately $260 million in repurchases of common stock under the previous share repurchase program during the year ended December 31, 2022 (in each case excluding fees, commissions and other expenses).

During January 2025, the Company acquired 1.6 million shares for $100.0 million under the Share Repurchase Program pursuant to a 10b5-1 trading arrangement.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the Share Repurchase Program.

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

Executive Overview

This executive overview presents summarized information regarding our business and operating trends only. For further details, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety.

onsemi Results

Our revenue for the year ended December 31, 2024 was $7,082.3 million, representing a decrease of 14.2% from $8,253.0 million for the year ended December 31, 2023. During 2024, we reported net income attributable to onsemi of $1,572.8 million compared to $2,183.7 million in 2023. Our operating income totaled $1,767.7 million during 2024 compared to $2,538.7 million during 2023. Our gross margin decreased by approximately 170 basis points to 45.4% in 2024 from 47.1% in 2023. The decrease in our operating results was primarily due to decreased demand in our automotive and industrial end-markets resulting in lower sales volumes and the corresponding underutilization of our manufacturing facilities. See discussion under "Results of Operations" for the reasons for the fluctuations year-over-year.

Business and Macroeconomic Environment

The semiconductor industry has traditionally been highly cyclical, has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. During 2024, the semiconductor industry continued to experience a softening demand and uncertainty due to macroeconomic factors and the geopolitical environment. We are monitoring the economic environment and related forecasts for indicators that would suggest the global economic slowdown could continue for an extended period. Given the current conditions, we are actively managing and have taken corrective actions in our manufacturing capacity and spending to align with the forecasted demand. We intend to continue these actions during 2025; however, we believe the current volatility in general economic conditions is not expected to have a significant impact on our long-term strategic and growth initiatives.

We continue to evaluate cost-saving initiatives to be able to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels to help offset softening demand, increased manufacturing and operating costs. We have taken, and continue to take actions, including but not limited to, exiting product lines that do not enhance gross margin or satisfy strategic objectives and aligning internal manufacturing capacity and resources to external demand.

See Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Results of Operations

A discussion of our results of operations for the year ended December 31, 2024 compared to December 31, 2023 is included below. For a discussion and comparison of the results of our operations for the year ended December 31, 2023 with the year ended December 31, 2022, refer to "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K for the year ended December 31, 2023 filed with the SEC on February 5, 2024.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2024	2023	Change
Revenue	$7,082.3	$8,253.0	$(1,170.7)
Cost of revenue	3,866.2	4,369.5	(503.3)
Gross profit	3,216.1	3,883.5	(667.4)
Operating expenses:
Research and development	612.7	577.3	35.4
Selling and marketing	273.5	279.1	(5.6)
General and administrative	376.3	362.4	13.9
Amortization of acquisition-related intangible assets	52.0	51.1	0.9
Restructuring, asset impairments and other charges, net	133.9	74.9	59.0
Total operating expenses	1,448.4	1,344.8	103.6
Operating income	1,767.7	2,538.7	(771.0)
Other income (expense), net:
Interest expense	(62.3)	(74.8)	12.5
Interest income	111.4	93.1	18.3
Loss on debt refinancing and prepayment	—	(13.3)	13.3
Loss on divestiture of businesses	—	(0.7)	0.7
Other income (expense), net	20.6	(7.2)	27.8
Other income (expense), net	69.7	(2.9)	72.6
Income before income taxes	1,837.4	2,535.8	(698.4)
Income tax provision	(262.8)	(350.2)	87.4
Net income	1,574.6	2,185.6	(611.0)
Less: Net income attributable to non-controlling interest	(1.8)	(1.9)	0.1
Net income attributable to ON Semiconductor Corporation	$1,572.8	$2,183.7	$(610.9)

The following table summarizes certain information relating to our segment results (in millions):

	2024	As a % of Total	2023 (1)	As a % of Total	Dollar Change
Revenue:
PSG	$3,348.2	47.3%	$3,880.4	47.0%	$(532.2)
AMG	2,609.1	36.8%	3,057.1	37.0%	(448.0)
ISG	1,125.0	15.9%	1,315.5	16.0%	(190.5)
Total	$7,082.3	100.0%	$8,253.0	100.0%	$(1,170.7)

Cost of revenue:
PSG	$1,963.8	50.8%	$2,058.5	47.1%	$(94.7)
AMG	1,302.8	33.7%	1,635.8	37.4%	(333.0)
ISG	599.6	15.5%	675.2	15.5%	(75.6)
Total	$3,866.2	100.0%	$4,369.5	100.0%	$(503.3)

Gross profit: (2)
PSG	$1,384.4	41.3%	$1,821.9	47.0%	$(437.5)
AMG	1,306.3	50.1%	1,421.3	46.5%	(115.0)
ISG	525.4	46.7%	640.3	48.7%	(114.9)
Total	$3,216.1	45.4%	$3,883.5	47.1%	$(667.4)

(1)During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.
(2)Gross profit margin as a percent of respective segment revenue balances

Revenue

Revenue was $7,082.3 million and $8,253.0 million for 2024 and 2023, respectively. The decrease from 2023 to 2024 of $1,170.7 million, or 14.2%, was attributable to lower sales volumes across all segments, which are further explained below. We had one customer, a distributor, whose revenue accounted for approximately 10% of our total revenue for the year ended December 31, 2024. There was no customer whose revenue exceeded 10% of total revenue for the year ended December 31, 2023.

Revenue from PSG

Revenue from PSG decreased by $532.2 million, or approximately 13.7%, during 2024 compared to 2023. Revenue from our Multi-Market Power Division, Industrial Power Division and Automotive Power Division decreased by $250.8 million, $162.2 million and $119.1 million, respectively, primarily driven by a decrease in demand in the automotive and industrial end-markets.

Revenue from AMG

Revenue from AMG decreased by $448.0 million, or approximately 14.7%, during 2024 compared to 2023. Revenue from our Power Management Division, Sensor Interface Division and Integrated Circuit Division decreased by $269.1 million, $101.5 million and $77.4 million, respectively, also due to the decrease in demand in the automotive and industrial end-markets.
Revenue from ISG

Revenue from ISG decreased by $190.5 million, or approximately 14.5%, during 2024 compared to 2023, which was driven by a decrease in revenue from our Industrial and Consumer Solutions Division and Automotive Sensing Division of $107.8 million and $82.7 million, respectively, primarily due to the decrease in demand in the automotive and industrial end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or regions, was as follows (dollars in millions):

	2024	As a % of Revenue (1)	2023	As a % of Revenue (1)
Hong Kong	$1,779.3	25.1%	$2,168.6	26.3%
Singapore	1,733.2	24.5%	1,938.8	23.5%
United Kingdom	1,637.8	23.1%	1,753.4	21.2%
United States	1,307.5	18.5%	1,573.7	19.1%
Other	624.5	8.8%	818.5	9.9%
Total Revenue	$7,082.3		$8,253.0

(1)Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $3,216.1 million and $3,883.5 million for 2024 and 2023, respectively, representing a decrease of $667.4 million or approximately 17.2%. This was primarily due to the decline in sales volume in both our existing products and new products which negatively impacted gross profit by approximately $630 million and $122 million, respectively. This was partially offset by a reduction in the lower-margin manufacturing services revenue at our EFK location which favorably impacted gross profit by approximately $85 million.

Our gross margin decreased by 1.7 percentage points from 47.1% for the year ended December 31, 2023 to 45.4% for the year ended December 31, 2024, primarily due to the impact of the factors explained in the segment gross margin sections below.

PSG gross profit decreased by $437.4 million, primarily driven by the decline in sales volume in both existing products and new products which negatively impacted gross profit by approximately $316 million and $121 million, respectively. PSG gross margin decreased by 5.6 percentage points to 41.3% from 47.0%, primarily as a result of the decline in volume, underutilization of our manufacturing facilities, and the related impact of unfavorable product mix.

AMG gross profit decreased by $115.1 million, primarily driven by the decline in sales volume from existing products, which negatively impacted gross profit by approximately $200 million, partially offset by improved gross profit of approximately $85 million from the lower-margin manufacturing services at our EFK location. AMG gross margin increased by 3.6 percentage points to 50.1% from 46.5%, primarily due to the reduction in the lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $114.9 million, primarily driven by the decline in sales volume from existing products. ISG gross margin decreased 2.0 percentage points to 46.7% from 48.7%, primarily driven by lower sales volumes and the related impact of the underutilization of our manufacturing facilities, along with unfavorable changes in product mix.

Operating Expenses

Research and Development

Research and development expenses were $612.7 million and $577.3 million, or approximately 9% and 7% of revenue for 2024 and 2023, respectively, representing an increase of $35.4 million, or approximately 6% year-over-year. The increase was primarily due to an increase in payroll-related expenses and production supplies, partially offset by a decrease in variable compensation.

Selling and Marketing

Selling and marketing expenses were $273.5 million and $279.1 million, or approximately 4% and 3% of revenue for 2024 and 2023, respectively, representing a decrease of $5.6 million, or approximately 2% year-over-year. The decrease was primarily related to a decrease in sales commissions and variable compensation.

General and Administrative

General and administrative expenses were $376.3 million and $362.4 million, or approximately 5% and 4% of revenue for 2024 and 2023, respectively, representing an increase of $13.9 million, or approximately 4% year-over-year. The increase was primarily due to increased consulting fees associated with information technology initiatives partially offset by a decrease in the bad debt provision with a strategic business partner which was recorded in the prior year.

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $52.0 million and $51.1 million for 2024 and 2023, respectively, representing an increase of $0.9 million, or approximately 2%, year-over-year. Expenses were consistent between periods as there were no significant acquisitions or divestitures.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $133.9 million and $74.9 million for 2024 and 2023, respectively, representing an increase of $59.0 million. Amounts incurred during 2024 primarily represent severance and asset impairment charges associated with the 2024 business realignment efforts. Charges in 2023 related primarily to the business realignment efforts during 2023. For additional information, see Note 7: ''Restructuring, Asset Impairments and Other Charges, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Other Income and Expenses

Interest Expense

Interest expense decreased by $12.5 million, or approximately 17%, to $62.3 million during 2024 compared to $74.8 million in 2023. The decrease was primarily due to the pay down of higher variable-rate debt and replacement by the 0.50% Notes in 2023. Our average gross amount of long-term debt balance (including current maturities) during 2024 and 2023 was $3,379.9 million and $3,304.1 million, respectively. Our weighted average interest rate on our gross amount of long-term debt (including current maturities) was 1.8% and 2.3% per annum in 2024 and 2023, respectively.

Interest income

Interest income increased by $18.3 million, or approximately 20%, to $111.4 million during 2024 compared to $93.1 million in 2023, primarily due to higher interest rates and increased balances in interest-bearing accounts.

See "Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Loss on Debt Refinancing and Prepayment

There were no debt refinancing or prepayment transactions during 2024. We recorded a loss on debt refinancing and prepayment of $13.3 million during 2023, due to the write-off relating to the repayment of the Term Loan "B" Facility. See "Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Other income (expense), net

Other income (expense), net was income of $20.6 million in 2024, compared to expense of $7.2 million in 2023. We received $9.5 million of dividend income in 2024 with no corresponding amounts in 2023. Actuarial gains on pension plans were $12.2 million compared to losses of $4.0 million during 2023 and fluctuations in foreign currencies resulting in increased transaction gains.

Income Tax Provision

We recorded an income tax provision of $262.8 million and $350.2 million in 2024 and 2023, respectively, representing effective tax rates of 14.3% and 13.8%.

For additional information, see Note 16: ''Income Taxes'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $2,691.3 million and $300.0 million, respectively, as of December 31, 2024 and our Revolving Credit Facility had approximately $1.1 billion available for future borrowings as of December 31, 2024.

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

Sources and Uses of Cash

The following are the significant sources and uses of cash during 2024:
•Cash flows from operating activities of $1,906.4 million.
•Purchase of property, plant & equipment of $694.0 million.
•Repurchases of approximately 9.1 million shares of common stock for an aggregate purchase price of approximately $650 million under the Share Repurchase Program.

Operating Activities

Our long-term cash generation is dependent on our ability to generate cash from our operations. Our cash flows from operating activities were $1,906.4 million, $1,977.5 million and $2,633.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our operating cash flows for the year ended December 31, 2024 decreased by $71.1 million, or 3.6%, compared to the year ended December 31, 2023 and was primarily attributable to a reduction in net income driven by lower end-market demand for our products partially offset by the timing of cash receipts and payments related to working capital balances.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and meeting manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $1,009.8 million, $1,737.9 million and $705.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The decrease of $728.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to a decrease in capital expenditures and payments for the acquisition of our EFK location during the year ended 2023, partially offset by the net impact of purchases and maturities of short-term investments. During the years ended December 31, 2024, 2023 and 2022, we paid $694.0 million, $1,539.1 million and $1,036.0 million, respectively, for capital expenditures. Our capital expenditures as a percent of revenue for the years ended December 31, 2024, 2023 and 2022 was approximately 10%, 19% and 12%, respectively. In 2025, based on current plans, we expect capital expenditures to be approximately 5% of revenue.

Financing Activities

Our cash flows used in financing activities were $683.8 million, $686.5 million and $370.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. We used cash for share repurchases of $654.1 million for the year ended December 31, 2024 compared to $564.2 million in 2023. Additionally, during the year ended December 31, 2023, we had net cash outflows related to the establishment of our new Credit Agreement.

During January 2025, we acquired 1.6 million shares for $100.0 million under the Share Repurchase Program, subject to a 10b5-1 trading arrangement. We expect to continue to opportunistically repurchase under our Share Repurchase Program subject to market conditions, the price of our shares and other factors (including liquidity needs). However, the Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

See Part I, Item 1A "Risk Factors" included elsewhere in this Form 10-K for additional information related to liquidity matters.

Debt

As of December 31, 2024, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with the financial covenants included in the Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. Failure to comply with any of our covenants or any other terms of our Credit Agreement could result in higher interest rates in our borrowings or the acceleration of the maturities of our outstanding debt. In order to remain in compliance with the various financial covenants contained in our debt agreements and to fund working capital, our capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

As of December 31, 2024, there was outstanding $804.9 million aggregate principal amount of the 0% Notes, $1,500.0 million aggregate principal amount of the 0.50% Notes and $700.0 million aggregate principal amount of 3.875% Notes. The associated interest expense related to our indebtedness will continue to have a significant impact on our results of operations.

See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Key Financing and Capital Events

Overview

We continually evaluate our debt and capital structure and, when appropriate, we have completed various measures to secure liquidity, repurchase shares of our common stock, reduce interest costs, amend or replace existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility.

2024 Financing Events

•Repurchases of approximately 9.1 million shares of common stock for an aggregate purchase price of approximately $650 million under the Share Repurchase Program.

2023 Financing Events

•Issuance of $1.5 billion of 0.50% Notes on February 28, 2023, the net proceeds of which were used to repay $1,086.0 million of the existing indebtedness under the Term Loan "B" Facility, the related transaction fees and expenses and to pay approximately $171.5 million net cost of the related convertible note hedges.

•Entering into a new Credit Agreement consisting of a $1.5 billion Revolving Credit Facility and draw-down of $375.0 million to repay the entire outstanding balance under the Revolver due 2024 in the second quarter of 2023.

•Repurchases of approximately 7.6 million shares of common stock for an aggregate purchase price of approximately $564 million under the Share Repurchase Program.

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

•Repurchases of approximately 4.0 million shares of common stock for an aggregate purchase price of approximately $260 million under the previous share repurchase program.

•Settlement with certain holders of the 1.625% Notes to repurchase or exchange, as applicable, $16.0 million in aggregate principal amount of the 1.625% Notes for a total consideration of $16.0 million in cash and 552,000 shares of common stock.

•Entry into the Tenth Amendment to the Prior Credit Agreement to transition the interest rate base from LIBOR to Term SOFR.

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

Our direct customers do not have the right to return products other than pursuant to the provisions of our standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue is recognized, and are netted against revenue. For non-quality related returns, we recognize a related asset for the right to recover returned products with a corresponding reduction to cost of goods sold. Payment terms for direct customers generally require payment within 30 days but can extend up to 90 days. We record a reserve for cash discounts as a reduction to accounts receivable and a reduction to revenue, based on the experience with each customer.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. No tax benefit is recognized for tax positions that are not more likely than not to be sustained. Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made, which could have a material impact on our effective tax rate.

Business Combinations. We use estimates and assumptions in allocating the purchase price of acquired business by utilizing established valuation techniques appropriate for the technology industry to record the acquired assets and liabilities at fair value. We utilize the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. If the income approach is used, the fair value determination is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life and involves significant assumptions as to cash flows, associated expenses, long-term growth rates and discount rates. The cost approach takes into account the cost to replace (or reproduce) the asset and involves assumptions relating to the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. Determining the fair value of acquired technology assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development expenses.

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

We evaluate the recoverability of the carrying amount of our property, plant and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Impairment is first assessed when the undiscounted expected cash flows derived for an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value and are recognized in operating results. We continually apply our best judgment when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of an impaired asset group. The dynamic economic environment in which we operate and the resulting assumptions used to estimate future cash flows impact the outcome of our impairment tests. As we continue to implement our business strategy to rationalize products and manufacturing locations to transition to a lighter internal fabrication model, there could be divestiture transactions that result in a portion of goodwill or other assets being de-recognized and result in accounting charges.

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

As of December 31, 2024, our gross long-term debt totaled $3,379.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $3,004.9 million. We do have interest rate exposure with respect to our Revolving Credit Facility, which had a $375.0 million balance as of December 31, 2024. We estimate a 50-basis point increase in interest rates would impact our expected annual interest expense for the next 12 months by approximately $1.9 million. However, this impact may be partially offset by the additional interest earned on our cash and cash equivalents.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2024 and 2023 was $256.8 million and $262.2 million, respectively.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese Renminbi, Czech koruna, euros, Japanese yen, Korean won, Malaysian ringgit, Philippine peso and Vietnamese dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our operating income would have impacted our income before taxes by approximately $110.6 million for the year ended December 31, 2024, assuming no offsetting hedge position or correlated activities.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that, as of the end of the period covered in this Form 10-K, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

•Alan Campbell, the Chair of our Board of Directors, adopted a Rule 10b5-1 trading arrangement on December 11, 2024. Under this arrangement, a total of 25,371 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 31, 2025.

•Hassane El-Khoury, our President and Chief Executive Officer, and a director, adopted a Rule 10b5-1 trading arrangement on December 11, 2024. Under this arrangement, a total of 13,500 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 31, 2025.

•Thad Trent, our Executive Vice President, Chief Financial Officer and Treasurer, adopted a Rule 10b5-1 trading arrangement on December 11, 2024. Under this arrangement, a total of 105,000 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 31, 2025.

The above arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Information about Our Executive Officers" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance," "Delinquent Section 16(a) Reports" and "Miscellaneous Information" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024 in connection with our 2025 Annual Meeting of Stockholders ("Proxy Statement").

Insider Trading Policy

Information regarding our insider trading policy is incorporated by reference from the text under the caption "Insider Trading Policy" in our Proxy Statement.

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance — 2024 Compensation of Directors" and "Compensation of Executive Officers" (excluding the information under the subheading “2024 Pay versus Performance”) in our Proxy Statement.

The information incorporated by reference under the caption "Compensation of Executive Officers — Compensation Committee Report" in our Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the text under the captions "Stock Ownership — Principal Stockholders," "Stock Ownership — Share Ownership of Directors and Executive Officers" and "Stock Ownership — Equity Compensation Plan Information" in our Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	97

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

2.1
Stock Purchase Agreement, dated as of December 9, 2024, by and between United Silicon Carbide, Inc., Qorvo US, Inc., Semiconductor Components Industries, LLC and solely for the purposes of Article V and Section 6.15 thereto, ON Semiconductor Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2024)

3.1(a)
Certificate of Incorporation of ON Semiconductor Corporation, as further amended through March 26, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2008)

3.1(b)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 28, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2014)

3.1(c)
Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2017)

3.2
By-Laws of ON Semiconductor Corporation as Amended and Restated on August 19, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2022)

4.1
Specimen of share certificate of Common Stock, par value $0.01, ON Semiconductor Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

4.2(a)
Indenture, dated as of August 21, 2020, among ON Semiconductor Corporation, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020)

4.2(b)	Form of Global 3.875% Senior Note due 2028 (included in Exhibit 4.2(a))

4.3(a)
Indenture, dated as of May 14, 2021, among the Company, the guarantors party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

4.3(b)	Form of Global 0% Convertible Senior Note due 2027 (included in Exhibit 4.3(a))

4.4(a)
Indenture, dated as of February 28, 2023, among the Company, the guarantors party thereto and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2023)

4.4(b)	Form of Global 0.50% Convertible Senior Note due 2029 (included in Exhibit 4.4(a))

4.5
Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on February 6, 2023)

10.1(a)
Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.1(b)
Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

10.2(a)
Form of Convertible Note Hedges related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.2(b)
Form of Warrant Confirmation for Warrants related to the Company's 1.625% Convertible Senior Note due 2023 (incorporated by reference to Exhibit 10.6(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)

10.3(a)
ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (as amended and restated February 11, 2022) (incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)(2)

10.3(b)
Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Senior Employee Group) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.3(c)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Amended and Restated Stock Incentive Plan (2021 form agreement for Tier I Employees) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.3(d)
Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 2023 and 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.3(e)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.3(f)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2023 and 2024) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2023)(2)

10.3(g)
Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.3(h)
Performance-Based Restricted Stock Units Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan for Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.3(i)
Form of Restricted Stock Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022, 2023 and 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2022)(2)

10.3(j)	Form of Restricted Stock Units Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2024 form) (1)(2)

10.4
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended and restated effective August 16, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2024)(2)

10.5
Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.6
Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.7
Form of Employment Agreement for Executive Vice Presidents/Group Presidents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2024)(2)

10.8
Form of Employment Agreement for Senior Vice Presidents (Direct Reports to Chief Executive Officer) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on February 5, 2024 (2)

10.9	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.10	onsemi Nonqualified Deferred Compensation Plan for senior officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2024)(2)

10.11	Non-employee Director Stock Election and Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2024)(2)

10.12
Settlement Agreement, dated October 19, 2019, by and between ON Semiconductor Corporation and Power Integrations, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the Commission on February 19, 2020)

10.13(a)
Form of Confirmation for Convertible Notes Hedges related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.13(b)
Form of Confirmation for Warrants related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.14(a)
Form of Confirmation for Convertible Note Hedges related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.14(b)
Form of Confirmation for Warrants related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.15(a)
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

10.15(b)
Guarantee Agreement, dated as of June 22, 2023, among the signatories thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.15(c)
Security Agreement, dated as of June 22, 2023, among ON Semiconductor Corporation and the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023)

19.1	onsemi Insider Trading Policy, as amended and restated as of November 16, 2023(1)†

21.1	List of Significant Subsidiaries(1)

23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP(1)

24.1	Powers of Attorney(1)

31.1	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

97	onsemi Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the Commission on February 5, 2024)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and contained in Exhibit 101.

*	Reports filed under the Securities Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.

(2)	Management contract or compensatory plan, contract or arrangement.

(3)	Furnished herewith.

†	Schedules or portions of this exhibit have been redacted pursuant to Item 601 of Regulation S-K and, upon request by the SEC, onsemi agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2025	ON Semiconductor Corporation

By: /s/ HASSANE EL-KHOURY
Name: Hassane El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director	February 10, 2025
Hassane El-Khoury	(Principal Executive Officer)

/s/ THAD TRENT	Executive Vice President, Chief Financial Officer and Treasurer	February 10, 2025
Thad Trent	(Principal Financial and Accounting Officer)

*	Chair of the Board of Directors	February 10, 2025
Alan Campbell

*	Director	February 10, 2025
Susan K. Carter

*	Director	February 10, 2025
Thomas L. Deitrich

*	Director	February 10, 2025
Bruce E. Kiddoo

*	Director	February 10, 2025
Christina Lampe-Önnerud

*	Director	February 10, 2025
Paul A. Mascarenas

*	Director	February 10, 2025
Gregory Waters

*	Director	February 10, 2025
Christine Y. Yan

*By: /s/ THAD TRENT	Attorney-in-Fact	February 10, 2025
Thad Trent

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $2,242.0 million as of December 31, 2024, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of inventories. These procedures also included, among others (i) testing management’s process for developing the write down for excess and obsolete inventories, (ii) evaluating the appropriateness of the analysis, and (iii) evaluating the reasonableness of the significant assumptions related to projected end-user demand used by management in developing the write down for excess and obsolete inventories. Evaluating the reasonableness of the assumptions related to projected end user demand involved considering the performance of product sales and whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 10, 2025

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,691.3	$2,483.0
Short-term investments	300.0	—
Receivables, net	1,160.1	935.4
Inventories	2,242.0	2,111.8
Other current assets	358.6	382.1
Total current assets	6,752.0	5,912.3
Property, plant and equipment, net	4,361.4	4,401.5
Goodwill	1,587.9	1,577.6
Intangible assets, net	257.9	299.3
Deferred tax assets	729.9	600.8
ROU financing lease assets	40.5	42.4
Other assets	360.2	381.3
Total assets	$14,089.8	$13,215.2
Liabilities and Stockholders’ Equity
Accounts payable	$574.5	$725.6
Accrued expenses and other current liabilities	760.0	663.2
Current portion of financing lease liabilities	0.3	0.8
Current portion of long-term debt	—	794.0
Total current liabilities	1,334.8	2,183.6
Long-term debt	3,345.9	2,542.6
Deferred tax liabilities	37.6	38.7
Long-term financing lease liabilities	20.7	22.4
Other long-term liabilities	536.3	627.3
Total liabilities	5,275.3	5,414.6
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 622,655,553 and 616,281,996 shares issued, 422,955,173 and 426,386,426 shares outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,372.2	5,210.9
Accumulated other comprehensive loss	(62.4)	(45.2)
Accumulated earnings	8,120.9	6,548.1
Less: Treasury stock, at cost; 199,700,380 and 189,895,570 shares, respectively	(4,640.5)	(3,937.4)
Total ON Semiconductor Corporation stockholders’ equity	8,796.4	7,782.6
Non-controlling interest	18.1	18.0
Total stockholders' equity	8,814.5	7,800.6
Total liabilities and stockholders' equity	$14,089.8	$13,215.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenue	$7,082.3	$8,253.0	$8,326.2
Cost of revenue	3,866.2	4,369.5	4,249.0
Gross profit	3,216.1	3,883.5	4,077.2
Operating expenses:
Research and development	612.7	577.3	600.2
Selling and marketing	273.5	279.1	287.9
General and administrative	376.3	362.4	343.2
Amortization of acquisition-related intangible assets	52.0	51.1	81.2
Restructuring, asset impairments and other charges, net	133.9	74.9	17.9
Goodwill and intangible asset impairment	—	—	386.8
Total operating expenses	1,448.4	1,344.8	1,717.2
Operating income	1,767.7	2,538.7	2,360.0
Other income (expense), net:
Interest expense	(62.3)	(74.8)	(94.9)
Interest income	111.4	93.1	15.5
Loss on debt refinancing and prepayment	—	(13.3)	(7.1)
Gain (loss) on divestiture of businesses	—	(0.7)	67.0
Other income (expense), net	20.6	(7.2)	21.7
Other income (expense), net	69.7	(2.9)	2.2
Income before income taxes	1,837.4	2,535.8	2,362.2
Income tax provision	(262.8)	(350.2)	(458.4)
Net income	1,574.6	2,185.6	1,903.8
Less: Net income attributable to non-controlling interest	(1.8)	(1.9)	(1.6)
Net income attributable to ON Semiconductor Corporation	$1,572.8	$2,183.7	$1,902.2

Net income for diluted earnings per share of common stock (Note 10)	$1,572.8	$2,185.0	$1,904.2
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$3.68	$5.07	$4.39
Diluted	$3.63	$4.89	$4.25
Weighted-average shares of common stock outstanding:
Basic	427.4	430.7	433.2
Diluted	432.7	446.8	448.2

Comprehensive income (loss), net of tax:
Net income	$1,574.6	$2,185.6	$1,903.8
Foreign currency translation adjustments	(3.4)	(2.1)	(6.0)
Effects of cash flow hedges	(13.8)	(19.9)	23.4
Other comprehensive income (loss), net of tax	(17.2)	(22.0)	17.4
Comprehensive income	1,557.4	2,163.6	1,921.2
Comprehensive income attributable to non-controlling interest	(1.8)	(1.9)	(1.6)
Comprehensive income attributable to ON Semiconductor Corporation	$1,555.6	$2,161.7	$1,919.6
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2021	603,044,079	$6.0	$4,633.3	$(40.6)	$2,435.1	(170,571,261)	$(2,448.4)	$19.0	$4,604.4
Impact of the adoption of ASU 2020-06	—	—	(129.1)	—	27.1	—	—	—	(102.0)
Shares issued pursuant to the ESPP	493,484	—	22.9	—	—	—	—	—	22.9
RSUs released and stock grant awards issued	3,739,726	0.1	(0.1)	—	—	—	—	—	—
Partial settlement - 1.625% Notes	611,431	—	(0.3)	—	—	—	—	—	(0.3)
Partial settlement of warrants - 1.625% Notes	478,993	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	43.4	—	—	(617,554)	(43.4)	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(1,254,030)	(78.1)	—	(78.1)
Share-based compensation	—	—	100.8	—	—	—	—	—	100.8
Repurchase of common stock	—	—	—	—	—	(3,988,453)	(259.8)	—	(259.8)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.1)	(2.1)
Comprehensive income	—	—	—	17.4	1,902.2	—	—	1.6	1,921.2
Balance at December 31, 2022	608,367,713	6.1	4,670.9	(23.2)	4,364.4	(176,431,298)	(2,829.7)	18.5	6,207.0
Shares issued pursuant to the ESPP	387,770	—	25.7	—	—	—	—	—	25.7
RSUs released and stock grant awards issued	2,433,671	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 0% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Partial settlement - 0% Notes	794	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	0.1	—	—	(785)	(0.1)	—	—
Partial settlement of Warrants - 0% Notes	179	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,091,710	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	472.4	—	—	(5,091,752)	(472.4)	—	—
Partial settlement of warrants - 1.625% Notes	159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(805,107)	(67.1)	—	(67.1)
Share-based compensation	—	—	121.1	—	—	—	—	—	121.1
Repurchase of common stock	—	—	—	—	—	(7,566,628)	(568.1)	—	(568.1)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.4)	(2.4)
Comprehensive income (loss)	—	—	—	(22.0)	2,183.7	—	—	1.9	2,163.6
Balance at December 31, 2023	616,281,996	6.2	5,210.9	(45.2)	6,548.1	(189,895,570)	(3,937.4)	18.0	7,800.6
Shares issued pursuant to the ESPP	435,407	—	25.2	—	—	—	—	—	25.2
RSUs released and stock grant awards issued	1,909,867	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	53	—	—	—	—	—	—	—	—
Settlement of Warrants - 0% Notes	14	—	—	—	—	—	—	—	—
Settlement of warrants - 1.625% Notes	4,028,216	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(676,539)	(50.8)	—	(50.8)
Share-based compensation	—	—	136.1	—	—	—	—	—	136.1
Repurchase of common stock	—	—	—	—	—	(9,128,271)	(652.3)	—	(652.3)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(1.7)	(1.7)
Comprehensive income (loss)	—	—	—	(17.2)	1,572.8	—	—	1.8	1,557.4
Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$1,574.6	$2,185.6	$1,903.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	642.9	609.5	551.8
(Gain) loss on sale or disposal of fixed assets	5.5	11.6	(32.6)
(Gain) loss on divestiture of businesses	—	0.7	(67.0)
Loss on debt refinancing and prepayment	—	13.3	7.1
Amortization of debt discount and issuance costs	11.1	11.3	11.0
Share-based compensation	136.1	121.1	100.8
Non-cash asset impairment charges	37.8	19.5	18.6
Goodwill and intangible asset impairment charges	—	—	386.8
Change in deferred tax balances	(129.6)	(127.7)	3.1
Other	10.0	(4.7)	0.1
Changes in assets and liabilities (exclusive of acquisitions and divestitures):
Receivables	(244.3)	(112.8)	(47.8)
Inventories	(129.6)	(495.2)	(235.2)
Other assets	107.0	0.7	(110.5)
Accounts payable	(62.5)	(91.7)	38.2
Accrued expenses and other current liabilities	62.2	(178.6)	96.5
Other long-term liabilities	(114.8)	14.9	8.4
Net cash provided by operating activities	1,906.4	1,977.5	2,633.1
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(694.0)	(1,539.1)	(1,036.0)
Proceeds from sale of property, plant and equipment	6.2	4.0	59.1
Payments related to acquisition of business, net of cash acquired	(20.5)	(236.3)	(2.4)
Divestiture of business, net of cash transferred	—	—	263.1
Purchase of short-term investments and available-for-sale securities	(1,050.0)	—	(18.0)
Proceeds from maturity of short-term investments and available-for-sale securities	750.0	33.5	28.8
Other	(1.5)	—	—
Net cash used in investing activities	(1,009.8)	(1,737.9)	(705.4)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	25.2	25.8	22.9
Payment of tax withholding for RSUs	(51.0)	(66.8)	(78.1)
Repurchase of common stock	(654.1)	(564.2)	(259.8)
Issuance and borrowings under debt agreements	—	1,845.0	500.0
Repayment of borrowings under debt agreements	—	(1,723.4)	(530.0)
Payment on principal portion of finance lease obligations	(2.2)	(15.3)	(11.5)
Payment for purchase of bond hedges	—	(414.0)	—
Proceeds from issuance of warrants	—	242.5	—
Other	(1.7)	(16.1)	(13.5)
Net cash used in financing activities	(683.8)	(686.5)	(370.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.4)	(1.1)	(2.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	208.4	(448.0)	1,555.3
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	2,485.0	2,933.0	1,377.7
Cash, cash equivalents and restricted cash, end of period (Note 18)	$2,693.4	$2,485.0	$2,933.0

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation, with its wholly and majority-owned subsidiaries ("onsemi" or the "Company"), operates under the onsemiTM brand, and prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain reclassifications within the statements of cash flows have been made to prior period amounts to conform to current period presentation. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG") and the Intelligent Sensing Group ("ISG"). During the first quarter of 2024, onsemi reorganized the existing divisions within certain of its operating and reportable segments and renamed the Advanced Solutions Group ("ASG") reportable segment to AMG. See Note 3: ''Segments and Revenue'' for additional information regarding the segment reorganization. Unless otherwise noted, all dollar amounts are in millions, except per share amounts.

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

Short-Term Investments

Short-term investments are comprised of time deposits with original maturities of greater than three months at the time of purchase. Interest on these investments are included within Interest income.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously been written down, such sales have historically been consistently insignificant and the related impact on the Company's gross profit has also been insignificant.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over estimated useful lives of 30 years for buildings and 3-20 years for computers, machinery and equipment using straight-line methods. Expenditures for maintenance and repairs are charged to operations in the period in which the expenses are incurred. When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is reflected in operations in the period realized.

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

Leases

The Company determines if an arrangement is a lease at its inception. Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. ROU assets are included in other assets and the corresponding lease liabilities, depending on their maturity, are included in accrued expenses and other current liabilities or other long-term liabilities.

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

Contingencies

The Company is involved in a variety of legal and IP matters and environmental, financing and indemnification contingencies that arise in the ordinary course of business. Based on the information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

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

Frequently, the Company receives orders with multiple delivery dates that may extend across reporting periods. Each delivery constitutes an individual performance obligation, which consists of transferring control of the products to the customers based on their stand-alone selling price. The Company invoices the customer for each delivery upon shipment and recognizes revenue in accordance with delivery terms. As scheduled delivery dates are within one year, revenue allocated to future shipments of partially completed contracts is not disclosed.

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

Sales agreements with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, warranty and supply. In the absence of a sales agreement, the Company’s standard terms and conditions apply. Payment terms for direct customers generally require payment within 30 days but can extend up to 90 days. The Company considers the customer purchase orders, governed by sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company evaluates certain factors including the customer’s ability to pay (or credit risk). The Company’s direct customers do not have the right to return products, other than pursuant to the provisions of the Company’s standard warranty. Sales to distributors, however, are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns. Sales to certain distributors, primarily those with ship and credit rights, can also be subject to price adjustment on certain products. Although payment terms vary, most distributor agreements require payment within 30 days. In addition, the Company offers cash discounts to certain customers for payments received within an agreed upon time, generally ten days after shipment, which is recorded as a reduction to revenue.

Sales returns and allowances, which include ship and credit reserves for distributors, are estimated based on historical claims data and expected future claims. Provisions for discounts and rebates to customers, estimated returns and allowances, ship and credit claims and other adjustments are provided for in the same period the related revenue is recognized, and are netted against revenue. The Company records freight and handling costs associated with outbound freight after control over a product has

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transferred to a customer as a fulfillment cost and includes it in cost of revenue. Taxes assessed by government authorities on revenue-producing transactions, including value-added and excise taxes, are presented on a net basis (excluded from revenue). The Company generally warrants that products sold to its customers will, at the time of shipment, be free from defects in workmanship and materials and conform to specifications. The Company’s standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warrantied for one year from the date of delivery. At the time revenue is recognized, the Company establishes an accrual for estimated warranty expenses associated with its sales and records them as a component of the cost of revenue.

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

The Company recognizes and measures benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that is it more likely than not that the tax positions will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. No tax benefit is recognized for tax positions that are not more likely than not to be sustained. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. Significant judgment is required to evaluate uncertain tax positions. Evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of tax audits and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in significant increases or decreases in income tax expense in the period in which the change is made, which could have a significant impact on the Company's effective tax rate.

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

Note 3: Segments and Revenue

Segments
As of December 31, 2024, the Company was organized into three operating and reportable segments consisting of PSG, AMG and ISG. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer. The CODM uses segment gross profit for evaluating product pricing, factory utilization, allocation of capital and the assessment of segment profitability. The operating costs of manufacturing facilities which service all business units are reflected in each segment's cost of revenue on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not sell to each other. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other charges, net and certain other operating expenses, which include corporate research and development costs and miscellaneous nonrecurring expenses, are not allocated to segments.

PSG formerly included the divisions of Advanced Power Division and Integrated Circuits, Protection and Signal Division ("IPS"). During the first quarter of 2024, management reorganized these divisions to the divisions of Automotive Power Division, Industrial Power Division and Multi-Market Power Division (“MPD”). Further, IPS was split, with portions remaining in MPD and portions moving to the new Integrated Circuits Division within AMG. Management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to and after the reorganization and did not identify an impairment.

Revenue and gross profit for the Company’s operating and reportable segments were as follows (in millions):

	PSG (1)	AMG (1)	ISG	Total
Year ended December 31, 2024:
Revenue from external customers	$3,348.2	$2,609.1	$1,125.0	$7,082.3
Cost of revenue	1,963.8	1,302.8	599.6	3,866.2
Segment gross profit	$1,384.4	$1,306.3	$525.4	$3,216.1
Year ended December 31, 2023:
Revenue from external customers	$3,880.4	$3,057.1	$1,315.5	$8,253.0
Cost of revenue	2,058.5	1,635.8	675.2	4,369.5
Segment gross profit	$1,821.9	$1,421.3	$640.3	$3,883.5
Year ended December 31, 2022:
Revenue from external customers	$3,467.1	$3,582.4	$1,276.7	$8,326.2
Cost of revenue	1,866.7	1,714.0	668.3	4,249.0
Segment gross profit	$1,600.4	$1,868.4	$608.4	$4,077.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company had one customer, a distributor, whose revenue accounted for approximately 10% and 12% of the total revenue for the years ended December 31, 2024 and 2022, respectively. No customer exceeded 10% of the total revenue for the year ended December 31, 2023. One customer, a distributor, accounted for approximately 13% of the Company's accounts receivable balance as of December 31, 2024, and no single customer had an accounts receivable concentration of 10% or greater as of December 31, 2023.

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels was as follows (in millions):

	Year ended December 31, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$876.1	$661.6	$241.6	$1,779.3
Singapore	991.0	617.1	125.1	1,733.2
United Kingdom	712.8	502.5	422.5	1,637.8
United States	525.4	596.7	185.4	1,307.5
Other	242.9	231.2	150.4	624.5
Total	$3,348.2	$2,609.1	$1,125.0	$7,082.3

Sales Channel:
Distributors	$2,051.5	$1,338.7	$369.4	$3,759.6
Direct Customers	1,296.7	1,270.4	755.6	3,322.7
Total	$3,348.2	$2,609.1	$1,125.0	$7,082.3

	Year ended December 31, 2023
	PSG (1)	AMG (1)	ISG	Total
Geographic Location:
Hong Kong	$1,151.7	$764.2	$252.7	$2,168.6
Singapore	1,095.1	640.4	203.3	1,938.8
United Kingdom	769.9	647.6	335.9	1,753.4
United States	604.3	642.1	327.3	1,573.7
Other	259.4	362.8	196.3	818.5
Total	$3,880.4	$3,057.1	$1,315.5	$8,253.0

Sales Channel:
Distributors	$2,238.6	$1,494.2	$576.3	$4,309.1
Direct Customers	1,641.8	1,562.9	739.2	3,943.9
Total	$3,880.4	$3,057.1	$1,315.5	$8,253.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2022
	PSG (1)	AMG (1)	ISG	Total
Geographic Location:
Hong Kong	$1,083.1	$974.5	$258.2	$2,315.8
Singapore	955.7	978.2	200.0	2,133.9
United Kingdom	617.9	598.9	275.5	1,492.3
United States	543.7	585.6	335.4	1,464.7
Other	266.7	445.2	207.6	919.5
Total	$3,467.1	$3,582.4	$1,276.7	$8,326.2

Sales Channel:
Distributors	$2,167.5	$1,948.4	$691.4	$4,807.3
Direct Customers	1,299.6	1,634.0	585.3	3,518.9
Total	$3,467.1	$3,582.4	$1,276.7	$8,326.2

(1)    During the first quarter of 2024, the Company reorganized certain reporting units and its segment reporting structure. As a result of the reorganization of divisions within PSG and AMG, the prior-period amounts have been reclassified to conform to current-period presentation.

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customers. The Company believes it is, therefore, not meaningful to present operating profit by geographical location.

The following table illustrates the product technologies under each of the Company's reportable segments based on the Company's operating strategy. Because many products are sold into different end-markets, the total revenue reported for a segment is not indicative of actual sales in the end-market associated with that segment, but rather is the sum of the revenue from the product lines assigned to that segment. These segments represent the Company's view of the business and, as such, are used to evaluate progress of major initiatives and allocation of resources.

PSG	AMG	ISG
SiC products	Analog products	Actuator Drivers
Discrete products	ASIC products	CMOS image sensors
MOSFET products	Logic and Isolation products	Image Signal Processors
Power Module products	Non-Volatile Memory products	Single Photon Detectors
	Foundry products/services	Short-Wavelength Infrared products
	Gate Driver products	Indirect Time of Flight sensors
LSI products

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of December 31,
	2024	2023
South Korea	$1,423.8	$1,360.8
United States	1,410.8	1,456.5
Czech Republic	612.3	559.7
China	228.8	252.2
Philippines	208.1	252.9
Malaysia	183.1	199.3
Vietnam	155.3	164.3
Other	139.2	155.8
Total	$4,361.4	$4,401.5

Revenue
The Company's revenue is derived primarily from product sales, and to a much lesser extent, from manufacturing services and product development agreements. Revenue recognized from product sales as a percentage of total revenue was approximately 99%, 97% and 98% for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue recognized from manufacturing services and product development agreements as a percentage of total revenue was approximately 1%, 3% and 2% for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company's revenue disaggregated into end-markets and product technologies was as follows (in millions):

	Year ended December 31,
	2024	2023	2022
End-Markets:
Automotive	$3,900.8	$4,319.9	$3,360.8
Industrial	1,800.8	2,278.4	2,290.5
Other*	1,380.7	1,654.7	2,674.9
Total	$7,082.3	$8,253.0	$8,326.2
* Other includes the end-markets of computing, consumer, networking, communications, etc.

Product Technologies:
Intelligent Power	$3,648.6	$4,214.8	$3,997.3
Intelligent Sensing	1,379.2	1,606.8	1,573.7
Other	2,054.5	2,431.4	2,755.2
Total	$7,082.3	$8,253.0	$8,326.2

Remaining Performance Obligations
A portion of the Company’s orders are firm commitments that are non-cancelable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of December 31, 2024 were approximately $11.9 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 35% of this amount as revenue during the next twelve months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in circumstances upon mutual agreement, and the actual revenue recognized for the remaining performance obligations in future periods may significantly fluctuate from current estimates.

Certain LTSAs include non-cancelable capacity payments from the customer, which are generally due within 30 days of

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. During the years ended December 31, 2024 and 2023, $110.9 million and $88.2 million, respectively, were recognized as revenue for satisfying the associated performance obligations.

Contract assets and contract liabilities were as follows (in millions):

	As of December 31,
	2024	2023
Contract assets included in:
Other current assets	$39.9	$83.1
Other assets	—	12.0
Total	$39.9	$95.1

Contract liabilities included in:
Accrued expenses and other current liabilities	$98.2	$87.6
Other long-term liabilities	120.9	216.6
Total	$219.1	$304.2

Note 4: Recent Accounting Pronouncements and Other Developments

Adopted

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07")

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures about significant segment expenses. The amendments in this ASU require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The amendments in this ASU also clarify circumstances in which an entity can disclose multiple segment measures of profit or loss and provide new segment disclosure requirements for entities with a single reportable segment. For public business entities, the provisions of ASU 2023-07 are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. ASU 2023-07 was adopted for the year ended December 31, 2024 retrospectively to all periods presented in the financial statements. See Note 3: ''Segments and Revenue'' for additional information.

Pending Adoption

Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03")

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. For public business entities, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

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

Note 5: Acquisitions and Divestitures

The Company pursues acquisitions and divestitures from time to time to leverage its existing capabilities and further expand its business to achieve certain strategic goals. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the year ended December 31, 2024, the Company incurred acquisition and divestiture-related costs of approximately $13.1 million, an insignificant amount during the year ended 2023 and approximately $12.9 million during the year ended 2022, which were included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

2024 Acquisition

In July 2024, the Company completed its acquisition of SWIR Visions Systems ("SWIR") within its ISG segment for cash consideration of approximately $20.5 million. SWIR commercialized quantum-dot-based infrared image sensors, making them a strategic addition to the Company's existing technologies.

2022 Acquisition and Divestitures

EFK Acquisition

On December 31, 2022, the Company completed the acquisition of the East Fishkill, New York site and fabrication facility ("EFK") and certain other assets and liabilities from GLOBALFOUNDRIES U.S. Inc. ("GFUS"), previously announced in April 2019, for total consideration of $406.3 million, which was accounted for as a business combination. The Company paid GFUS $100.0 million and $70.0 million during 2020 and 2019, respectively, and the remaining consideration of $236.3 million was paid on January 3, 2023. Separately, the Company paid GFUS a one-time license fee of $30.0 million in cash for certain technology during 2019, which has been recognized as an intangible asset subject to amortization.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2023, the Company finalized its determination relating to the fair value of assets acquired and liabilities assumed from the EFK acquisition, which was completed on December 31, 2022. The final allocation of the purchase price of EFK to the assets acquired and liabilities assumed, based on their relative fair values, which was materially consistent with the preliminary allocation, was as follows (in millions):

Purchase Price Allocation
Inventories	$3.3
Other current assets	4.4
Property, plant and equipment	396.5
Other non-current assets	11.4
Total assets acquired	415.6
Current liabilities	3.0
Other long-term liabilities	6.3
Total liabilities assumed	9.3
Net assets acquired/purchase price	$406.3

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

As a result of the segment reorganization during the first quarter of 2024 discussed in Note 3: ''Segments and Revenue,'' management performed a goodwill impairment analysis on the divisions (which were the reporting units) prior to and after the reorganization and did not identify an impairment. In connection with the reorganization, the Company changed its reporting unit structure, which resulted in the reallocation of $25.9 million of goodwill from PSG to AMG based on the relative fair values of the businesses transferred.

During the year ended December 31, 2022, the Company recorded $330.0 million of goodwill impairment charges and $56.8 million of intangible impairment charges related to the exit of QCS. As of December 31, 2022, QCS had no remaining goodwill or intangible asset balances.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2024				As of December 31, 2023
Operating and Reportable Segments	Goodwill	Accumulated Impairment Losses	Reallocation	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
AMG	$1,536.4	$(748.9)	$25.9	$813.4	$1,536.4	$(748.9)	$787.5
PSG	708.0	(31.9)	(25.9)	650.2	708.0	(31.9)	676.1
ISG	124.3	—	—	124.3	114.0	—	114.0
Total	$2,368.7	$(780.8)	$—	$1,587.9	$2,358.4	$(780.8)	$1,577.6

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2023	$1,577.6
Addition due to business acquisition	10.3
Net balance as of December 31, 2024	$1,587.9

There was no change in the balance of goodwill during the year ended December 31, 2023.

Intangible Assets

Intangible assets subject to amortization, net, were as follows (in millions):

	As of December 31, 2024
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.7	$(483.5)	$(36.3)	$61.9
Developed technology	956.3	(739.7)	(40.7)	175.9
Licenses	30.0	(9.9)	—	20.1
Other intangibles	79.1	(63.9)	(15.2)	—
Total	$1,647.1	$(1,297.0)	$(92.2)	$257.9

	As of December 31, 2023
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.5	$(473.3)	$(36.3)	$71.9
Developed technology	939.6	(696.4)	(40.7)	202.5
Licenses	30.0	(5.1)	—	24.9
Other intangibles	79.1	(63.9)	(15.2)	—
Total	$1,630.2	$(1,238.7)	$(92.2)	$299.3

Amortization of acquisition-related intangible assets amounted to $58.3 million, $56.8 million and $82.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets is expected to be as follows over the next five years, and thereafter (in millions):

2025	$48.0
2026	41.8
2027	36.0
2028	31.0
2029	30.3
Thereafter	70.8
Total estimated amortization expense	$257.9

Note 7: Restructuring, Asset Impairments and Other Charges, net
Details of restructuring, asset impairments and other charges, net were as follows (in millions):

	Restructuring	Asset Impairments		Other		Total
Year ended December 31, 2024:
2024 Business Realignment	$75.7	$37.8	(1)	$16.3	(2)	$129.8
Other	0.3	—		3.8		4.1
Total	$76.0	$37.8		$20.1		$133.9
Year ended December 31, 2023:
2023 Business Realignment	$59.1	$9.3	(1)	$2.8		$71.2
Other	(0.6)	10.2	(3)	(5.9)		3.7
Total	$58.5	$19.5		$(3.1)		$74.9
Year ended December 31, 2022:
QCS wind down	$12.6	$18.6		$18.9	(4)	$50.1
Other	(1.4)	4.0		(34.8)	(5)	(32.2)
Total	$11.2	$22.6		$(15.9)		$17.9

(1)Primarily relates to property, plant and equipment impairment charges associated with the business realignment efforts.
(2)Primarily relates to equipment movement costs and accelerated amortization of ROU assets for certain leases.
(3)Property, plant and equipment and ROU asset impairment charges related to the site consolidation efforts in the U.S.
(4)Primarily relates to contract cancellation charges of approximately $15.4 million and legal charges of $3.5 million.
(5)Primarily relates to the gain on the sale of two office buildings and the previous corporate headquarters.

A summary of changes in accrued restructuring charges was as follows (in millions):

Accrued Restructuring
Balance as of December 31, 2022	$4.4
Charges	58.5
Usage	(45.0)
Balance as of December 31, 2023	17.9
Charges	76.0
Usage	(39.5)
Balance as of December 31, 2024	$54.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2024:

2024 Business Realignment

During 2024, to further align with the "Fab Right" manufacturing strategy and consolidate its global footprint, the Company announced a restructuring plan that impacted approximately 1,500 employees. Approximately 1,200 employees were notified of their employment termination and around 300 additional employees were relocated to another onsemi site. The Company continues to evaluate employee positions and locations for potential operating improvements and efficiencies.

In connection with these actions, the Company expects to incur severance costs, related benefit expenses and other ancillary charges totaling approximately $77.9 million, of which approximately $75.7 million was recognized during the year ended December 31, 2024. Certain of the employees notified of their employment termination are required to render future service beyond a minimum retention period in order to receive severance benefits, and the related expense will be recognized ratably over the respective service periods.

Of the aggregate expenses relating to the actions announced in 2024, the Company paid approximately $39.5 million to approximately 1,100 terminated employees and had approximately $48.3 million accrued as of December 31, 2024. The remaining employees subject to this realignment are expected to be relocated or terminated and substantially all applicable severance and related benefit payments are expected to be paid over the next 12 months.

Year ended December 31, 2023:

2023 Business Realignment

During 2023, the Company announced the elimination of approximately 1,900 jobs in an effort to realign its operating models, drive organizational effectiveness and efficiencies, increase collaboration within its AMG (formerly "ASG") operating segment and IT support organizations, and right-size its workforce to consolidate manufacturing resources into fewer, common sites across the world to align with the next phase of the Company's multi-year "Fab Right" manufacturing strategy. As a result, AMG ceased its design and test operations in certain locations and there were changes in the IT operating model by transferring selected IT functions to strategic service providers. In connection with these actions, severance costs, related benefit expenses and other ancillary charges of $59.1 million were recorded during the year ended December 31, 2023.

Of the aggregate expense, during the years ended December 31, 2024 and 2023, the Company paid $11.1 million and $41.9 million, respectively, in connection with the approximately 1,600 employees who exited and $6.1 million remained accrued as of December 31, 2024.

Year ended December 31, 2022:

QCS wind down

On September 16, 2022, the Board of Directors approved an exit plan to wind down QCS as part of its ongoing efforts to focus on growth drivers and key markets, and to streamline its operations. As part of the exit plan, during the third quarter of 2022, the Company notified approximately 330 employees of their employment termination and incurred severance costs and other benefits of approximately $12.7 million. Approximately 304 employees exited during 2022 and the remaining employees exited during 2023.

In connection with the exit plan, the Company recorded $18.9 million of exit costs, which primarily relate to contract cancellation charges and litigation charges. The Company impaired $8.0 million of property, plant and equipment as well as $10.6 million of other miscellaneous assets. The Company recorded inventory reserves associated with the QCS wind down of $24.5 million, which was recorded in cost of revenue.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of December 31,
	2024	2023
Inventories:
Raw materials	$349.8	$469.3
Work in process	1,391.9	1,221.1
Finished goods	500.3	421.4
Total	$2,242.0	$2,111.8
Property, plant and equipment, net:
Land	$115.7	$117.8
Buildings and improvements	1,423.2	1,324.2
Machinery, equipment and other	6,781.3	6,489.0
Property, plant and equipment, gross	8,320.2	7,931.0
Less: Accumulated depreciation	(3,958.8)	(3,529.5)
Total	$4,361.4	$4,401.5
Accrued expenses and other current liabilities:
Accrued payroll and related benefits	$134.5	$183.8
Sales-related reserves	225.5	108.3
Contract liabilities	98.2	87.6
Income taxes payable	25.1	37.4
Other (1)	276.7	246.1
Total	$760.0	$663.2

(1)The current portion of operating lease liabilities is included in this amount. See discussion below.

Depreciation expense for property, plant and equipment totaled $523.6 million, $485.3 million and $398.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Included within sales-related reserves are ship and credit reserves for distributors amounting to $147.6 million and $74.3 million as of December 31, 2024 and 2023, respectively.

Leases

Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

The components of operating lease expense were as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Operating lease	$54.7	$48.0	$47.8
Variable lease	5.0	5.1	9.8
Short-term lease	1.9	1.7	2.6
Total lease expense	$61.6	$54.8	$60.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating lease liabilities included in the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2024	2023
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$31.5	$33.0
Other long-term liabilities	244.7	231.0
Total	$276.2	$264.0
Operating ROU assets included in:
Other assets	$249.7	$247.3

As of December 31, 2024, the weighted-average remaining lease-terms and weighted-average discount rates were 10.2 years and 17.2 years, and 5.2% and 5.7%, for operating and financing leases, respectively.

As of December 31, 2024, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating and financing leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2024 was as follows (in millions):

	Operating Leases	Financing Leases
2025	$44.2	$1.5
2026	40.1	1.6
2027	35.6	1.6
2028	30.5	1.7
2029	28.1	1.7
Thereafter	190.1	26.3
Total lease payments	368.6	34.4
Less: Interest	(92.4)	(13.4)
Total lease liabilities	$276.2	$21.0

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of December 31,
	2024	2023
Revolving Credit Facility due 2028, interest payable monthly at 5.69% and 6.71%	$375.0	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt, including current maturities	3,379.9	3,379.9
Less: Unamortized debt discount (3)	(3.4)	(4.2)
Less: Unamortized debt issuance costs (4)	(30.6)	(39.1)
Net long-term debt, including current maturities	3,345.9	3,336.6
Less: Current maturities	—	(794.0)
Net long-term debt	$3,345.9	$2,542.6

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Fixed rate note due September 1, 2028 with interest payable on March 1 and September 1 of each year at 3.875%

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

annually.
(3)Debt discount of $3.4 million and $4.2 million for the 3.875% Notes as of December 31, 2024 and December 31, 2023, respectively.
(4)Debt issuance costs of $21.7 million and $26.8 million for the 0.50% Notes, $7.7 million and $10.9 million for the 0% Notes, $1.2 million and $1.4 million for the 3.875% Notes, in each case as of December 31, 2024 and December 31, 2023, respectively.

The Company’s long-term debt instruments are senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Revolving Credit Facility.

Maturities

Expected maturities of gross long-term debt (including current portion - see section regarding 0% Notes below) as of December 31, 2024 are as follows (in millions):

Expected Maturities
2025	$—
2026	—
2027	804.9
2028	1,075.0
2029	1,500.0
Thereafter	—
Total	$3,379.9

Long-Term Debt Activity

In 2023, the Company repaid $119.6 million of the remaining outstanding principal amount of the 1.625% Notes in cash and settled the excess over the principal amount by issuing 4.5 million shares of our common stock, which resulted in $422.0 million being recorded to additional paid-in capital and treasury stock, with no overall impact to equity. In 2024, all outstanding warrants related to the 1.625% Notes were settled entirely during the first quarter. See Note 10: ''Earnings Per Share and Equity'' for additional information regarding the warrant settlement.

In 2023, the Company entered into a new $1.5 billion Revolving Credit Facility.

In 2023, the Company completed the offering of $1.5 billion aggregate principal amount of its 0.50% Notes and utilized the net proceeds along with cash generated from operations to (i) repay $1,086.0 million of the outstanding indebtedness under the Term Loan “B” Facility and the related transaction fees and expenses and (ii) pay the $171.5 million net cost of the related convertible note hedges after such costs were offset by the proceeds from the sale of warrants.

Revolving Credit Facility

As of December 31, 2024, the Company had approximately $1,125.0 million available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit. Future borrowings are available for general corporate purposes, including working capital, capital expenditures, and acquisitions, but also include a $25.0 million sub-limit for the issuance of letters of credit and a foreign currency sub-limit of $75.0 million.

The maturity date for the borrowings under the Credit Agreement is June 22, 2028. Interest is payable based on either Secured Overnight Financing Rate (“SOFR”) or base rate options, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. Lenders are owed certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable.

The obligations are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are collateralized by, among other things, a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material first tier foreign subsidiaries. The affirmative and negative covenants are customary for credit agreements of this nature. The Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of the associated obligations. The financial covenant relates to a maximum total net leverage ratio of 4.00 to 1.00 calculated using the consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments for the trailing four consecutive quarters. The Company was in compliance with the total net leverage ratio as of December 31, 2024.

0.50% Notes and 0% Notes

The 0.50% Notes and 0% Notes are convertible and will mature on March 1, 2029 and May 1, 2027, respectively, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The maximum number of shares of common stock issuable in connection with the conversion of the 0.50% Notes and 0% Notes is approximately 19.1 million and 21.7 million, respectively. As of December 31, 2024, neither the 0.50% Notes nor the 0% Notes were eligible for conversion by noteholders and as such, the 0% Notes were reclassified from current to long-term as of December 31, 2024. On or after the first business day of the month immediately prior to each note’s respective maturity date, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the notes may convert all or a portion of their respective notes at any time.

The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 6, 2026 and May 1, 2024 in the case of the 0.50% Notes and 0% Notes, respectively, if the last reported sale price of the Company’s common stock has been at least 130% ($135.03 and $68.86 for the 0.50% Notes and 0% Notes, respectively) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company has not elected to redeem any portion of the 0% Notes. Prior to the respective dates upon which the holders may convert their notes at any time, the holders may convert their notes at their option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2024 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions described in each note's respective indenture agreement. The if-converted value of the 0% Notes exceeded its principal amount by $153.2 million as of December 31, 2024, calculated using the stock price on that date.

The Company also entered into warrant transactions with certain other financial institutions, whereby the Company sold warrants to acquire 14.4 million and 15.2 million shares of the Company's common stock with respect to the 0.50% Notes and 0% Notes, respectively. The number of shares of the Company’s common stock acquired for each sale of warrants is the same covered by the associated convertible note. The maximum number of shares of common stock issuable in connection with the warrants is approximately 28.9 million and 30.4 million with respect to the 0.50% Notes and 0% Notes, respectively.

In addition, for the 0.50% Notes and 0% Notes, the Company entered into convertible note hedge transactions with respect to the common stock with the initial purchasers or their affiliates and certain other financial institutions. The Company will exercise the note hedges simultaneously when the notes are settled. The convertible note hedges cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the associated note and that are expected to reduce the potential dilution to the common stock and/or offset potential cash payments in excess of the principal amount upon conversion of the notes.

The Company analyzed both the warrant and convertible note hedge transactions under ASC 815-40 - "Derivatives and Hedging - Contracts in Entity's Own Equity" and determined that the instruments met the criteria for classification as an equity transaction with no subsequent remeasurement.

See Note 10: ''Earnings Per Share and Equity'' for more information regarding outstanding warrants and convertible note hedges.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
Net income for basic earnings per share of common stock	$1,572.8	$2,183.7	$1,902.2
Add: Interest on 1.625% Notes	—	1.3	2.0
Net income for diluted earnings per share of common stock	$1,572.8	$2,185.0	$1,904.2

Basic weighted-average shares of common stock outstanding	427.4	430.7	433.2
Dilutive effect of share-based awards	0.6	1.2	1.8
Dilutive effect of convertible notes and warrants	4.7	14.9	13.2
Diluted weighted average shares of common stock outstanding	432.7	446.8	448.2

Net income per share of common stock:
Basic	$3.68	$5.07	$4.39
Diluted	$3.63	$4.89	$4.25

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 0.5 million, 0.1 million and 0.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The dilutive impact related to the Company’s 0.50% Notes and 0% Notes has been calculated using the if-converted method. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity

Share Repurchase Program

In February 2023, the Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase up to an aggregate of $3.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock or at all, the Company may repurchase shares from February 8, 2023 through December 31, 2025. The repurchases under the Share Repurchase Program amounted to $650 million and $564 million for the year ended December 31, 2024 and 2023, respectively, excluding fees, commissions and excise tax.

Under the Company's previous share repurchase program announced on November 15, 2018, the Company could repurchase up to $1.5 billion (exclusive of fees, commissions and other expenses) of the Company's common stock from December 1, 2018 through December 31, 2022. The repurchases under the previous share repurchase program amounted to approximately $260.0 million during the year ended December 31, 2022. The previous share repurchase program, which did not require the Company to purchase any particular amount of common stock and was subject to the discretion of the Board of Directors, expired on December 31, 2022, with approximately $1,036 million remaining unutilized.

Activity under both the Share Repurchase Program and the previous program was as follows (in millions, except per share data):

	Year ended December 31,
	2024	2023	2022
Number of repurchased shares (1)	9.1	7.6	4.0
Aggregate purchase price	$650.0	$564.0	$259.8
Fees, commissions and excise tax	2.3	4.1	—
Total	$652.3	$568.1	$259.8

Weighted-average purchase price per share (2)	$71.21	$74.54	$65.13
Available amounts	$1,786.0	$2,436.0	$1,036.0

(1)None of these shares had been reissued or retired as of December 31, 2024 but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses.

During January 2025, the Company acquired, subject to a 10b5-1 trading arrangement, 1.6 million shares for $100.0 million under the Share Repurchase Program.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for tax withholding during the years ended December 31, 2024, 2023 and 2022 were $50.8 million, $67.1 million and $78.1 million, respectively, for which the Company withheld approximately 0.7 million, 0.8 million and 1.3 million shares of common stock, respectively, that were underlying the RSUs that vested. This activity in connection with tax withholding upon vesting was not made under the Share Repurchase Program or the previous share repurchase program.

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2024, the Leshan non-controlling interest balance was $18.1 million. This balance included the Leshan non-controlling interest's $1.8 million share of the earnings for the year ended December 31, 2024, partially offset by $1.7 million of dividends paid to the non-controlling shareholder. As of December 31, 2023, the Leshan non-controlling interest balance was $18.0 million. This balance included the Leshan non-controlling interest's $1.9 million share of the earnings for the year ended December 31, 2023 offset by $2.4 million of dividends declared to the non-controlling shareholder.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Cost of revenue	$24.6	$18.1	$12.0
Research and development	24.7	20.5	17.6
Selling and marketing	21.3	18.6	16.4
General and administrative	65.5	63.9	54.8
Share-based compensation expense	136.1	121.1	100.8
Income tax benefit	(28.6)	(25.4)	(21.2)
Share-based compensation expense, net of taxes	$107.5	$95.7	$79.6

As of December 31, 2024, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $150.0 million, which is expected to be recognized over a weighted-average period of 1.6 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of each RSU and stock grant award is determined on the grant date. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 8% for the years ended December 31, 2024, 2023 and 2022.

Plan and Award Descriptions

On March 23, 2010, the Company adopted the Amended and Restated SIP which has been subsequently amended over the years primarily to increase the number of shares of common stock subject to all awards. Generally, RSUs granted under the Amended and Restated SIP vest ratably over three years for awards with service conditions and over two, three, or five years for awards with performance or market conditions, or a combination thereof, and are settled in shares of the Company's common stock upon vesting. Generally, upon the termination of an RSU holder's employment, all unvested RSUs will immediately cancel, except under circumstances where the service condition has been fulfilled.

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million to 109.5 million. As of December 31, 2024, there was an aggregate of 33.6 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of activity of RSUs during the year ended December 31, 2024 was as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2023	3.2	$69.39
Granted	2.3	$77.15
Achieved	0.3	$61.20
Released	(1.9)	$63.87
Forfeited	(0.4)	$73.28
Nonvested shares of RSUs at December 31, 2024	3.5	$76.27

The RSUs awarded during 2024 include RSUs that vest upon satisfaction of service conditions and 0.9 million RSUs granted to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions is recognized based on the grant date fair value irrespective of the achievement of the condition. The fair values of the vested awards are based on the stock price as of the vesting dates, and during the years ended December 31, 2024, 2023 and 2022 totaled $142.9 million, $202.6 million and $232.8 million, respectively.

As of December 31, 2024, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $100.6 million, $12.6 million and $36.8 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to service-based, performance-based and market-based RSUs was $128.4 million for the year ended December 31, 2024, which included $75.1 million for RSUs with time-based service conditions that were granted in 2024 and prior that are expected to vest.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. During the years ended December 31, 2024, 2023 and 2022, employees purchased approximately 0.4 million, 0.4 million and 0.5 million shares, respectively, under the ESPP. On May 20, 2021, the stockholders approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million to 34.5 million. As of December 31, 2024, there were approximately 6.9 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2024 was $7.7 million.

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

The Company recognizes actuarial gains and losses during the period that the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. The Company recognized an actuarial gain of $12.2 million for the year ended December 31, 2024, an actuarial loss of $4.0 million for the year ended December 31, 2023 and an actuarial gain of $22.1 million for the year ended December 31, 2022. Of the actuarial gain for 2024, $9.5 million was primarily due to an increase in the discount rates and plan expense and $2.7 million was due to higher-than-expected returns on plan assets.

The following tables summarize the status of the Company's foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year ended December 31,
	2024	2023	2022
Service cost	$5.0	$4.7	$8.1
Interest cost	5.6	6.3	4.0
Expected return on plan assets	(4.7)	(4.7)	(4.3)
Actuarial (gains) losses	(12.2)	4.0	(22.1)
Total net periodic pension (gain) cost	$(6.3)	$10.3	$(14.3)
Weighted average assumptions:
Discount rate used for net periodic pension costs	3.28%	3.27%	1.54%
Discount rate used for pension benefit obligations	3.84%	3.63%	3.63%
Expected return on plan assets	3.65%	3.46%	2.98%
Rate of compensation increase	4.32%	4.26%	3.43%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2024	2023
Change in projected benefit obligation ("PBO"):
PBO at the beginning of the year	$191.1	$185.5
Divestiture of business	(21.5)	—
Service cost	5.0	4.7
Interest cost	5.6	6.3
Net actuarial (gain) loss	(9.5)	7.8
Benefits paid by plan assets	(12.8)	(10.7)
Benefits paid by the Company	(4.2)	(3.2)
Participant contributions	—	0.1
Translation and other (gain) loss	(10.7)	0.6
PBO at the end of the year	143.0	191.1
Accumulated benefit obligation at the end of the year	$116.8	$157.3
Change in plan assets:
Fair value of plan assets at the beginning of the year	$140.3	$131.7
Divestiture of businesses	(22.2)	—
Actual return on plan assets	7.4	8.5
Benefits paid from plan assets	(12.8)	(10.7)
Employer contributions	2.5	11.3
Translation and other loss	(9.1)	(0.5)
Fair value of plan assets at the end of the year	$106.1	$140.3

	As of December 31,
	2024	2023
Plans with underfunded or non-funded PBO:
PBO	$101.0	$118.2
Fair value of plan assets	42.1	50.2
Plans with underfunded or non-funded accumulated benefit obligation:
Accumulated benefit obligation	$76.4	$87.7
Fair value of plan assets	42.1	50.2
Amounts recognized in the balance sheet consist of:
Current assets	$—	$0.7
Non-current assets	22.5	16.4
Current liabilities	(1.9)	(1.4)
Non-current liabilities	(57.5)	(66.5)
Funded status	$(36.9)	$(50.8)

The PBO and pension asset balances for the divested fab in Niigata, Japan were derecognized during 2024 upon approval from the appropriate authorities. See Note 5: ''Acquisitions and Divestitures'' for further discussion of the Niigata factory sale.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December 31, 2024
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category:
Cash/Money Markets	3%	$3.2	$3.2	$—	$—
Foreign government/treasury securities (1)	14%	14.5	14.5	—	—
Corporate bonds, debentures (2)	24%	25.3	—	25.3	—
Equity securities (3)	34%	36.1	—	36.1	—
Investment and insurance contracts (4)	25%	27.0	—	7.5	19.5
Total	100%	$106.1	$17.7	$68.9	$19.5

	As of December 31, 2023
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category:
Cash/Money Markets	2%	$3.5	$3.5	$—	$—
Foreign government/treasury securities (1)	7%	9.9	9.9	—	—
Corporate bonds, debentures (2)	31%	43.2	—	43.2	—
Equity securities (3)	22%	31.3	—	31.3	—
Mutual funds	9%	11.9	—	11.9	—
Investment and insurance contracts (4)	29%	40.5	—	16.0	24.5
Total	100%	$140.3	$13.4	$102.4	$24.5

(1)Includes investments primarily in guaranteed return securities
(2)    Includes investments in government bonds and corporate bonds of developed countries, emerging market government bonds, emerging market corporate bonds and convertible bonds
(3)    Includes investments in equity securities of developed countries and emerging markets
(4)    Includes certain investments with insurance companies that guarantee a minimum rate of return on the investment

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2024 and 2023, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2022	$23.8
Actual return on plan assets	1.2
Purchase, sales and settlements, net	(1.3)
Foreign currency impact	0.8
Balance at December 31, 2023	24.5
Actual return on plan assets	0.8
Purchase, sales and settlements, net	(4.5)
Foreign currency impact	(1.3)
Balance at December 31, 2024	$19.5

The Company generally contributes to its foreign defined benefit plans based on specific plan or statutory requirements. In 2025, the Company expects contributions to be immaterial. The expected benefit payments from the Company's defined benefit plans from 2025 through 2029 and the five years thereafter are as follows (in millions):

2025	$7.6
2026	5.8
2027	8.1
2028	9.3
2029	12.9
Five years thereafter	55.4
Total	$99.1

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit as mandated by the Internal Revenue Service. The Company recognized $20.0 million, $19.9 million and $14.7 million of expense relating to matching contributions in 2024, 2023 and 2022, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $23.7 million, $22.3 million and $20.5 million relating to these plans for the years ended 2024, 2023 and 2022, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2024 (in millions):

2025	$735.5
2026	350.9
2027	77.8
2028	46.0
2029	29.7
Thereafter	8.0
Total	$1,247.9

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Mountain Top, Pennsylvania. Under a 2001 asset purchase agreement pursuant to which Fairchild purchased a manufacturing facility in Mountain Top, Pennsylvania, Intersil Corp. (subsequently acquired by Renesas Electronics Corporation) agreed to indemnify Fairchild for remediation costs and other liabilities related to historical contamination at the facility.

•Hartford, Illinois. The Company was notified by the EPA that it has been identified as a PRP under the Comprehensive Environmental, Response, Compensation, and Liability Act in the Chemetco Superfund matter. Chemetco, a defunct reclamation services supplier that operated in Hartford, Illinois at what is now a Superfund site, has performed reclamation services for the Company in the past. The EPA is pursuing Chemetco customers for contribution to the site clean-up activities. The Company has joined a PRP group, which is cooperating with the EPA in the evaluation and funding of the clean-up activities.

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2024, the Company's Revolving Credit Facility included $25.0 million available for the issuance of letters of credit. There were $0.9 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2024, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.6 million as of December 31, 2024.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2024. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

2024 Government Incentives

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

As of December 31, 2024, relating to government incentives, $86.3 million and $2.4 million were included in other current assets and other non-current assets, respectively, substantially all of which represents the benefit of investment tax credits in excess of taxes payable. As December 31, 2024, $104.4 million was recorded as a net decrease to property, plant and equipment, net. Additionally, $10.8 million and $5.3 million were recorded as a reduction to cost of revenue and operating expenses, respectively, for the year ended December 31, 2024.

The duration of the agreements for the incentives received by the Company in 2024 ranges from one to twenty years, with a recapture period that can extend up to ten years.

2023 Government Incentives

As of December 31, 2023, relating to government incentives, $12.9 million and $5.2 million were included in other current assets and other non-current assets, respectively, representing the amounts receivable, $80.4 million was recorded as a net decrease to property, plant and equipment, net, and $83.6 million was recorded as a reduction to taxes payable included in accrued expenses and other current liabilities. Additionally, $5.1 million and $4.9 million were recorded as a reduction to cost of revenue and operating expenses, respectively, for the year ended December 31, 2023.

2022 Government Incentives

During the year ended December 31, 2022, the Company received a nominal amount related to these programs. To the extent amounts have been received by the Company in advance of the completion of the conditions, they have been recorded as a liability.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Securities Class Action and Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.) ("Hubacek"), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, plaintiff filed their second amended complaint. The Company filed its motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. The Company expects the court to make a ruling on this motion to dismiss in the first half of 2025. The Company believes that it has strong legal defenses to the claims asserted, and will vigorously defend them.

On January 3, 2024, a purported stockholder derivative action captioned Silva v. El-Khoury, et al., Case No. 1:24-cv-00007 (D. Del.) ("Silva"), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. On February 12, 2024, a purported stockholder derivative action captioned Smalley et al. v. El-Khoury et al. Case No. 1:24-cv-00183 (D. Del.) ("Smalley"), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. Both aforementioned derivative actions, Silva and Smalley, were voluntarily dismissed without prejudice on April 15, 2024. On February 28, 2024, a purported stockholder derivative action captioned Mumme et al. v. El-Khoury et al. Case No. CV2024-003974 (D. AZ.) ("Mumme"), was filed by a purported stockholder of the Company in the Superior Court of the State of Arizona in and for the County of Maricopa and on March 15, 2024, a purported stockholder derivative action captioned Chan et al. v. Abe et al. Case No. 2:24-cv-00552 (D. AZ.) ("Chan"), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Arizona. The allegations in these derivative complaints are substantially similar to the allegations in the securities class action complaint discussed above. The derivative suits purport to assert claims (1) on behalf of the Company against certain of its officers for contribution under the federal securities laws and (2) against all of the defendants for breach of fiduciary duty, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement, and waste. The plaintiffs seek an award of damages, pre-judgment interest, punitive damages, attorneys’ fees, and other costs and expenses related to the litigation. The Company believes that the plaintiffs lack standing to assert claims on the Company’s behalf. These two pending derivative actions, Mumme and Chan, were stayed by court order, pending the resolution of Hubacek.

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

Note 14: Fair Value Measurements

Fair Value of Financial Instruments

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

The carrying value of cash and cash equivalents, which include money market funds and demand and time deposits, approximate fair value because of the short-term maturity of these instruments. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such amounts are considered Level 2 in the fair value hierarchy.

The Company held $300.0 million of short-term investments in time deposits and an insignificant amount of cash equivalents in the form of time deposits and money market funds as of December 31, 2024. The Company held an insignificant amount of investments in money market funds and no cash equivalents in the form of demand deposits or time deposits or investments in other assets as of December 31, 2023. Money market funds and demand deposits are classified as Level 1, while time deposits are classified as Level 2 within the fair value hierarchy.

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings were as follows (in millions):

	As of December 31,
	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1):
Revolving Credit Facility	$375.0	$373.4	$375.0	$390.6
0.50% Notes	1,478.2	1,450.4	1,473.1	1,596.6
0% Notes	797.2	1,054.4	794.0	1,334.4
3.875% Notes	695.5	656.3	694.4	652.0

(1)Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

The fair value of the 0% Notes, 0.50% Notes and 3.875% Notes was estimated based on market prices in active markets (Level 1), and the Revolving Credit Facility was estimated based on discounting the remaining principal and interest payments using current market rates for similar debt (Level 2).

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2024, 2023 and 2022, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis. The following table shows the adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

	Year ended December 31,
	2024	2023	2022
Nonrecurring fair value measurements:
Goodwill impairments (Level 3)	$—	$—	$330.0
Intangibles impairment (Level 3)	—	—	56.8
Asset impairments (Level 3)	37.8	10.5	14.8
Total	$37.8	$10.5	$401.6

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

As of December 31, 2024 and 2023, the Company had outstanding foreign exchange contracts with notional amounts of $256.8 million and $262.2 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within two months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset gains and losses on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2024		2023
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$71.1	$71.1	$64.6	$64.6
Philippine Peso	41.0	41.0	47.3	47.3
Korean Won	(39.5)	39.5	(14.3)	14.3
Japanese Yen	35.0	35.0	55.2	55.2
Czech Koruna	24.0	24.0	16.8	16.8
Other currencies - Buy	39.6	39.6	54.4	54.4
Other currencies - Sell	(6.6)	6.6	(9.6)	9.6
Total	$164.6	$256.8	$214.4	$262.2

Amounts receivable or payable under the contracts were not material as of December 31, 2024 and 2023, and are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. Realized and unrealized foreign currency transactions totaled a gain of $0.9 million for the year ended December 31, 2024 and a loss of $7.9 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

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

As of December 31, 2024 and 2023, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $145.1 million and $92.2 million, respectively, with a fair value of $8.2 million recorded as accrued expenses and other current liabilities for 2024 and $0.9 million recorded as other current assets for 2023. A loss of $10.0 million and $0.1 million was recognized as a component of cost of revenue for the years ended December 31, 2024 and 2023, respectively. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of December 31, 2024.

Interest rate risk

During 2023, the Company terminated its interest rate swap agreements with a notional value of $500 million, received cash proceeds of $27.7 million, net of termination fees, and recognized $6.9 million of other income related to the termination. At the time of termination, approximately $20.7 million was recorded in accumulated other comprehensive loss, of which $11.9 million and $6.9 million were subsequently recognized as other income during the years ended December 31, 2024 and 2023, respectively, with the remaining portion recognized as part of the loss on debt refinancing and prepayment during 2023.

See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2024.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes. See Note 9: ''Long-Term Debt'' for more information.

Other

As of December 31, 2024, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of December 31, 2024, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 16: Income Taxes

The Company's geographic sources of income before income taxes were as follows (in millions):

	Year ended December 31,
	2024	2023	2022
United States	$1,584.3	$2,222.2	$1,979.8
Foreign	253.1	313.6	382.4
Income before income taxes	$1,837.4	$2,535.8	$2,362.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's provision for income taxes was as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$276.6	$372.7	$331.9
State and local	20.4	21.6	31.8
Foreign	52.0	76.9	73.8
Total	349.0	471.2	437.5
Deferred:
Federal	(58.2)	(107.9)	(36.9)
State and local	(18.1)	13.2	25.7
Foreign	(9.9)	(26.3)	32.1
Total	(86.2)	(121.0)	20.9
Total provision	$262.8	$350.2	$458.4

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate was as follows:

	Year ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.4	0.7	1.7
Impact of foreign operations	1.4	0.3	1.7
Foreign derived intangible income benefit	(6.9)	(6.8)	(7.4)
Nondeductible goodwill	—	—	3.1
Change in valuation allowance and related effects (1)	0.2	0.5	(0.1)
Share-based compensation costs	0.2	(0.2)	(0.5)
U.S. federal R&D credit	(1.1)	(0.4)	(0.2)
Non-deductible officer compensation	0.4	0.3	0.3
Impact of audit settlement	(0.7)	(1.8)	—
Other	(0.6)	0.2	(0.2)
Total	14.3%	13.8%	19.4%

(1)For the year ended December 31, 2024, this included a benefit of $7.5 million, or 0.4% related to the decrease in the valuation allowance for the expiration of Japan net operating losses ("NOLs"), partially netted with an offsetting expense of $6.2 million or 0.3% related to the expiration of those same Japan NOLs. For the year ended December 31, 2023, this included a benefit of $13.7 million, or 0.5% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $15.3 million or 0.6% related to the expiration of those same Japan NOLs. For the year ended December 31, 2022, this included a benefit of $55.6 million, or 2.4% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $54.3 million, or 2.3% related to the expiration of those same Japan NOLs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) were as follows (in millions):

	As of December 31,
	2024	2023
NOL and tax credit carryforwards	$308.7	$227.6
163 (j) interest expense carryforward	4.4	4.6
Lease liabilities	57.6	59.7
ROU asset	(52.7)	(58.9)
Tax-deductible goodwill and amortizable intangibles	(31.6)	(32.2)
Capitalization of research and development expenses	523.7	419.9
Reserves and accruals	61.7	60.2
Property, plant and equipment	(122.1)	(165.1)
Inventories	116.0	134.2
Undistributed earnings of foreign subsidiaries	(77.8)	(67.7)
Share-based compensation	10.4	9.7
Pension	0.2	5.8
Convertible Debt	89.0	108.1
Other	21.0	6.5
Deferred tax assets and liabilities before valuation allowance	908.5	712.4
Valuation allowance	(216.2)	(150.3)
Net deferred tax asset	$692.3	$562.1

The Company has investment tax credits, which are accounted for pursuant to ASC 740, in Korea and the Czech Republic. The Company uses the deferral method of accounting for investment tax credits under which the credits are recognized as reductions in the carrying value of the related assets. Deferred tax related to differences in GAAP versus tax carrying value is recorded pursuant to the gross-up method. Further, the Company analyzes the need for a valuation allowance related to these credits, and as of December 31, 2024, the Company recorded a partial valuation of $67.9 million against the Korea investment tax credits forecasted to expire unutilized. See Schedule II - "Valuation and Qualifying Accounts" included elsewhere in this Form 10-K.

As of December 31, 2024 and 2023, the Company had approximately $4.4 million and $22.2 million, respectively, of U.S. federal NOL carryforwards, before the impact of unrecognized tax benefits. The decrease is due to current year utilization. These NOL carryforwards can be carried forward indefinitely until utilized. As of December 31, 2024 and 2023, the Company had approximately $0.5 million and $6.6 million, respectively, of U.S. federal credit carryforwards, before consideration of the impact of unrecognized tax benefits and the valuation allowance. The credits will expire in 2033 if unutilized. These NOL and credit carryforwards relate to acquisitions and, consequently, are limited in the amount that can be utilized in any one year.

As of December 31, 2024 and 2023, the Company had approximately $245.7 million and $273.3 million, respectively, of U.S. state NOL carryforwards, before consideration of valuation allowance or the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization. The U.S. state NOL carryforwards will expire in varying amounts from 2025 to 2041, if unutilized. As of December 31, 2024 and 2023, the Company had $110.2 million and $111.8 million, respectively, of U.S. state credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. The U.S. state credits will expire in varying amounts beginning in 2025 while a substantial amount of the state credits carryforward indefinitely.

As of December 31, 2024 and 2023, the Company had approximately $244.1 million and $232.3 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The increase is primarily due to generation of NOLs. As of December 31, 2024 and 2023, the Company had $157.6 million and $93.5 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. A significant portion of the foreign NOLs and credit carryforwards will expire in varying amounts prior to 2035, if unutilized.

The Company maintains a partial valuation allowance of $90.9 million, net of federal benefit on its U.S. state deferred tax assets, primarily NOLs and credits. The remaining valuation allowance of $125.3 million primarily relates to NOLs and tax

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

credits in certain other foreign jurisdictions that primarily expire in 2025.

As of December 31, 2024, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

The activity for unrecognized gross tax benefits was as follows (in millions):

	2024	2023	2022
Balance at beginning of year	$67.7	$136.8	$137.2
Additions for tax benefits related to the current year	5.2	3.4	3.3
Additions for tax benefits of prior years	1.4	0.7	0.5
Reductions for tax benefits of prior years	(22.3)	(48.0)	(0.3)
Lapse of statute	(4.0)	(9.9)	(3.8)
Settlements	(2.3)	(15.3)	(0.1)
Balance at end of year	$45.7	$67.7	$136.8

Included in the December 31, 2024 balance of $45.7 million is $38.5 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2024 is $7.2 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Although the Company cannot predict the timing of resolution with taxing authorities, if any, the Company believes it is reasonably possible that its unrecognized tax benefits will be reduced by $3.8 million in the next 12 months due to settlement with tax authorities or expiration of the applicable statute of limitations.

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized approximately $1.6 million of net tax expense, $0.8 million of net tax benefit and $1.4 million of tax expense for interest and penalties during the year ended December 31, 2024, 2023 and 2022, respectively. The Company had approximately $3.6 million, $2.0 million, and $2.7 million of accrued interest and penalties as of December 31, 2024, 2023, and 2022, respectively.

The Company is currently under IRS examination for the 2022 and 2023 tax years. Tax years prior to 2021 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2020. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2014.

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2022	$(50.4)	$27.2	$(23.2)
Other comprehensive income (loss) prior to reclassifications	(2.1)	0.9	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	(20.8)	(20.8)
Net current period other comprehensive loss (1)	(2.1)	(19.9)	(22.0)
Balance December 31, 2023	(52.5)	7.3	(45.2)
Other comprehensive income (loss) prior to reclassifications	(3.4)	8.1	4.7
Amounts reclassified from accumulated other comprehensive loss	—	(21.9)	(21.9)
Net current period other comprehensive loss (1)	(3.4)	(13.8)	(17.2)
Balance December 31, 2024	$(55.9)	$(6.5)	$(62.4)

(1)Effects of cash flow hedges are net of $2.0 million of tax benefit and $0.2 million of tax expense for the years ended December 31, 2024 and 2023, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Year ended December 31,
	2024	2023	To caption
Cash flow hedges	$(10.0)	$(0.1)	Cost of revenue
Interest rate swaps	—	(13.8)	Interest expense
Interest rate swaps terminations	(11.9)	(6.9)	Other Income
Total	$(21.9)	$(20.8)

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$210.4	$303.0	$324.8
Operating ROU assets obtained in exchange of lease liabilities	53.8	25.8	140.1
Finance ROU assets obtained in exchange of lease liabilities	0.5	—	25.4
Amount due to seller in connection with the EFK acquisition	—	—	236.3

Cash paid for:
Interest expense	$62.7	$73.2	$80.7
Income taxes	347.5	428.2	443.2
Operating lease payments in operating cash flows	44.2	45.7	42.5

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2024	2023	2022
Consolidated Balance Sheets:
Cash and cash equivalents	$2,691.3	$2,483.0	$2,919.0
Restricted cash (included in other current assets)	2.1	2.0	14.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,693.4	$2,485.0	$2,933.0

Note 19: Subsequent Events

On January 14, 2025, the Company completed the acquisition of the Silicon Carbide Junction Field-Effect Transistor ("SiC JFET") technology business from Qorvo US, Inc., and certain of its subsidiaries, for $118.8 million in cash, subject to working capital adjustments. The acquired SiC JFET technology expands the Company's EliteSiC power portfolio within the PSG reportable segment and enables the Company to help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers. Due to the timing of the transaction, a preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed could not be provided, and is expected to be completed by the end of the first fiscal quarter of 2025.

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance against assets for the years ended December 31, 2024, 2023 and 2022 (in millions):

Description	Balance at Beginning of Period	Charged (Credited) to Income	Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2022	$227.4	$7.0	$(16.7)	(1)	$(65.3)	(2)	$152.4
Year ended December 31, 2023	152.4	0.4	0.2	(1)	(2.7)	(2)	150.3
Year ended December 31, 2024	150.3	5.1	68.6	(3)	(7.8)	(2)	216.2

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan net operating losses. See Note 16: ''Income Taxes'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.
(3)Primarily relates to the valuation allowance recorded against Korea Investment Tax Credits, accounted for under the deferral method. The benefit of the ITC was recognized as a reduction in the carrying value of the related assets. In addition to the ITC, this amount was partially offset by cumulative translation adjustments. See Note 16: ''Income Taxes'' in the notes to our audited consolidated financial statements included elsewhere in this form 10-K.