Form 10-Q
period 2025-04-04
ON SEMICONDUCTOR CORP
filed 2025-05-05
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on April 30, 2025:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	417,885,346

ON SEMICONDUCTOR CORPORATION FORM 10-Q

Part I: Financial Information

Part II: Other Information

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms.)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
EFK	East Fishkill, New York fabrication facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
Revolving Credit Facility	A $1.5 billion senior revolving credit facility created pursuant to the Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SiC	Silicon carbide
SiC JFET	Silicon Carbide Junction Field-Effect Transistor
Securities Act	Securities Act of 1933, as amended
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 4, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,762.5	$2,691.3
Short-term investments	250.0	300.0
Receivables, net	825.0	1,160.1
Inventories	2,078.2	2,242.0
Assets held-for-sale	45.7	5.3
Other current assets	365.1	353.3
Total current assets	6,326.5	6,752.0
Property, plant and equipment, net	3,840.5	4,361.4
Goodwill	1,641.6	1,587.9
Intangible assets, net	309.2	257.9
Deferred tax assets	745.5	729.9
ROU financing lease assets	39.9	40.5
Other assets	350.7	360.2
Total assets	$13,253.9	$14,089.8
Liabilities and Stockholders’ Equity
Accounts payable	$496.6	$574.5
Accrued expenses and other current liabilities	781.3	760.0
Current portion of financing lease liabilities	0.4	0.3
Total current liabilities	1,278.3	1,334.8
Long-term debt	3,348.3	3,345.9
Deferred tax liabilities	45.6	37.6
Long-term financing lease liabilities	21.6	20.7
Other long-term liabilities	511.2	536.3
Total liabilities	5,205.0	5,275.3
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 624,118,249 and 622,655,553 issued, 417,866,634 and 422,955,173 outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,411.4	5,372.2
Accumulated other comprehensive loss	(56.5)	(62.4)
Accumulated earnings	7,634.8	8,120.9
Less: Treasury stock, at cost: 206,251,615 and 199,700,380 shares, respectively	(4,966.0)	(4,640.5)
Total ON Semiconductor Corporation stockholders’ equity	8,029.9	8,796.4
Non-controlling interest	19.0	18.1
Total stockholders’ equity	8,048.9	8,814.5
Total liabilities and stockholders’ equity	$13,253.9	$14,089.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	April 4, 2025	March 29, 2024
Revenue	$1,445.7	$1,862.7
Cost of revenue	1,151.9	1,009.1
Gross profit	293.8	853.6
Operating expenses:
Research and development	164.1	150.0
Selling and marketing	68.3	69.1
General and administrative	84.4	95.3
Amortization of acquisition-related intangible assets	11.4	12.6
Restructuring, asset impairments and other charges, net	539.3	1.4
Total operating expenses	867.5	328.4
Operating income (loss)	(573.7)	525.2
Other income (expense), net:
Interest expense	(18.0)	(15.6)
Interest income	26.6	27.6
Other income	4.1	1.0
Other income (expense), net	12.7	13.0
Income (loss) before income taxes	(561.0)	538.2
Income tax (provision) benefit	75.8	(84.5)
Net income (loss)	(485.2)	453.7
Less: Net income attributable to non-controlling interest	(0.9)	(0.7)
Net income (loss) attributable to ON Semiconductor Corporation	$(486.1)	$453.0

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$(1.15)	$1.06
Diluted	$(1.15)	$1.04
Weighted-average shares of common stock outstanding:
Basic	421.3	428.1
Diluted	421.3	436.5

Comprehensive income (loss), net of tax:
Net income (loss)	$(485.2)	$453.7
Foreign currency translation adjustments	1.4	(2.3)
Effects of cash flow hedges and other adjustments	4.5	(4.7)
Other comprehensive income (loss), net of tax	5.9	(7.0)
Comprehensive income (loss)	(479.3)	446.7
Comprehensive income attributable to non-controlling interest	(0.9)	(0.7)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$(480.2)	$446.0
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5
Shares issued pursuant to the ESPP	153,378	—	5.3	—	—	—	—	—	5.3
RSUs released and stock grant awards issued	1,309,315	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Partial settlement of Warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(472,730)	(22.9)	—	(22.9)
Share-based compensation	—	—	33.9	—	—	—	—	—	33.9
Repurchase of common stock	—	—	—	—	—	(6,078,505)	(302.6)	—	(302.6)
Comprehensive income (loss)	—	—	—	5.9	(486.1)	—	—	0.9	(479.3)
Balance at April 4, 2025	624,118,249	$6.2	$5,411.4	$(56.5)	$7,634.8	(206,251,615)	$(4,966.0)	$19.0	$8,048.9

Balance at December 31, 2023	616,281,996	$6.2	$5,210.9	$(45.2)	$6,548.1	(189,895,570)	$(3,937.4)	$18.0	$7,800.6
RSUs released and stock grant awards issued	1,280,614	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	36	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(35)	—	—	—
Partial settlement of warrants - 0% Notes	10	—	—	—	—	—	—	—	—
Partial settlement of warrants - 1.625% Notes	4,028,216	—		—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(488,261)	(37.7)	—	(37.7)
Share-based compensation	—	—	33.0	—	—	—	—	—	33.0
Repurchase of common stock	—	—	—	—	—	(1,272,673)	(100.0)	—	(100.0)
Comprehensive income (loss)	—	—	—	(7.0)	453.0	—	—	0.7	446.7
Balance at March 29, 2024	621,590,872	$6.2	$5,243.9	$(52.2)	$7,001.1	(191,656,539)	$(4,075.1)	$18.7	$8,142.6

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	April 4, 2025	March 29, 2024
Cash flows from operating activities:
Net income (loss)	$(485.2)	$453.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	168.2	154.9
Amortization of debt discount and issuance costs	2.9	2.7
Share-based compensation	33.9	33.0
Non-cash asset impairment charges	431.5	—
Change in deferred tax balances	(13.7)	(48.6)
Other	1.8	1.9
Changes in assets and liabilities (exclusive of acquisitions):
Receivables	334.1	55.0
Inventories	184.6	(35.7)
Other assets	(36.8)	(88.2)
Accounts payable	1.4	3.0
Accrued expenses and other current liabilities	1.3	(5.9)
Other long-term liabilities	(21.7)	(27.1)
Net cash provided by operating activities	602.3	498.7
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(147.6)	(233.9)
Purchase of short-term investments	(250.0)	—
Proceeds from the maturity of short-term investments	300.0	—
Purchase of a business, net of cash acquired	(117.5)	—
Other	0.2	(1.4)
Net cash used in investing activities	(214.9)	(235.3)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	5.3	7.6
Payment of tax withholding for RSUs	(22.4)	(37.5)
Repurchase of common stock	(300.1)	(100.0)
Payment of financing lease obligations	(0.4)	(0.9)
Net cash used in financing activities	(317.6)	(130.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.0	(0.9)
Net increase in cash, cash equivalents and restricted cash	71.8	131.7
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	2,693.4	2,485.0
Cash, cash equivalents and restricted cash, end of period (Note 6)	$2,765.2	$2,616.7

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended April 4, 2025 and March 29, 2024 contained 94 and 89 days, respectively.

The accompanying unaudited financial statements as of and for the quarter ended April 4, 2025 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2024 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 10, 2025 (the "2024 Form 10-K"). Certain reclassifications within the Consolidated Balance Sheets and Statements of Cash Flows have been made to prior period amounts to conform to current period presentation.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculation of future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets and evaluations of uncertain tax positions; (iv) testing for impairment of long-lived assets and goodwill; and (v) assumptions used in business combinations and the valuation of assets held-for-sale. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

Significant Accounting Policies

The Company’s accounting policy surrounding property, plant and equipment as disclosed in the 2024 Form 10-K is included under the heading "Property, Plant and Equipment." Certain enhancements to the policy under the heading "Long-Lived Assets Held and Used" and "Assets Held-for-Sale" are provided herein in light of events that occurred during the quarter ended April 4, 2025, and do not represent significant changes.

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

Long-Lived Assets Held and Used

The Company evaluates the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be fully recoverable. For assets to be held and used, the Company groups a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

Assets Held-for-Sale

The Company classifies assets as held-for-sale in the period when all of the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (iv) the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the assets beyond one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The assets that are classified as held-for-sale are initially measured at the lower of their carrying value or fair value less any costs to sell. The determination of the fair value less costs to sell may require management to make judgments on significant estimates and assumptions including, but not limited to, indicative sales values, current market conditions and available data for transactions for similar assets. The Company may use third-party valuation specialists to assist in the determination of such estimates. Any impairment loss resulting from this measurement is recorded in Restructuring, asset impairments and other charges, net on the Consolidated Statements of Operations and the assets held-for-sale are recorded as a separate line within the Consolidated Balance Sheets. Gains or losses are not recognized on assets held-for-sale until the date of sale.

The fair values of assets less any costs to sell are assessed each reporting period for which they remain classified as held-for-sale, and any subsequent change is reported as an adjustment to the carrying value of the assets, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held-for-sale.

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

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
For the quarter ended April 4, 2025:
Revenue from external customers	$645.1	$566.4	$234.2	$1,445.7
Cost of revenue	521.9	265.5	364.5	1,151.9
Segment gross profit (loss)	$123.2	$300.9	$(130.3)	$293.8
For the quarter ended March 29, 2024:
Revenue from external customers	$874.2	$697.0	$291.5	$1,862.7
Cost of revenue	508.8	358.2	142.1	1,009.1
Segment gross profit	$365.4	$338.8	$149.4	$853.6

The Company had one customer, a distributor, whose revenue accounted for approximately 10% of total revenue for each of the quarters ended April 4, 2025 and March 29, 2024. No single customer accounted for more than 10% of the Company's accounts

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

receivable balance as of April 4, 2025, and one customer, a distributor, had an accounts receivable concentration of 13% as of December 31, 2024.

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended April 4, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$165.1	$143.4	$61.6	$370.1
Singapore	140.4	114.2	19.2	273.8
United Kingdom	165.0	122.5	80.0	367.5
United States	123.0	142.0	27.6	292.6
Other	51.6	44.3	45.8	141.7
Total	$645.1	$566.4	$234.2	$1,445.7

Sales Channel:
Distributors	$335.6	$276.1	$97.4	$709.1
Direct customers	309.5	290.3	136.8	736.6
Total	$645.1	$566.4	$234.2	$1,445.7

	Quarter Ended March 29, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$203.4	$149.7	$52.3	$405.4
Singapore	206.7	186.1	40.4	433.2
United Kingdom	202.5	133.8	107.7	444.0
United States	205.3	159.5	54.2	419.0
Other	56.3	67.9	36.9	161.1
Total	$874.2	$697.0	$291.5	$1,862.7

Sales Channel:
Distributors	$450.4	$343.6	$112.0	$906.0
Direct customers	423.8	353.4	179.5	956.7
Total	$874.2	$697.0	$291.5	$1,862.7

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customer. It is, therefore, not meaningful to present operating profit by geographical location.

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The consolidated assets used in manufacturing are generally shared and are not specifically ascribed to operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	April 4, 2025	December 31, 2024
South Korea	$1,248.0	$1,423.8
United States	1,214.0	1,410.8
Czech Republic	517.4	612.3
China	213.8	228.8
Philippines	192.5	208.1
Malaysia	175.4	183.1
Vietnam	151.0	155.3
Other	128.4	139.2
Total	$3,840.5	$4,361.4

Revenue
The Company's revenue derives primarily from product sales and to a much lesser extent from manufacturing services and product development agreements. For the quarters ended April 4, 2025 and March 29, 2024, revenue recognized from product sales as a percentage of total revenue was approximately 99% and 97%, respectively, and revenue recognized from manufacturing services and product development agreements was approximately 1% and 3%, respectively.

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024
End-Markets:
Automotive	$761.9	$1,017.2
Industrial	400.0	476.1
Other*	283.8	369.4
Total	$1,445.7	$1,862.7
* Other primarily includes the end-markets of computing, consumer, networking and communications.

Product Technologies:
Intelligent Power	$702.2	$953.4
Intelligent Sensing	299.9	362.9
Other	443.6	546.4
Total	$1,445.7	$1,862.7

Remaining Performance Obligations
A portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of April 4, 2025 were approximately $10.6 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 31% of this amount as revenue over the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly fluctuate from current estimates.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $24.0 million and $12.1 million for the quarters ended April 4, 2025 and March 29, 2024, respectively, related to contract liabilities outstanding as of December 31, 2024 and 2023, respectively.

Contract Balances
Contract assets and contract liabilities were as follows (in millions):

	As of
	April 4, 2025	December 31, 2024
Contract assets included in:
Other current assets	$28.0	$39.9

Contract liabilities included in:
Accrued expenses and other current liabilities	$112.7	$98.2
Other long-term liabilities	97.3	120.9
Total	$210.0	$219.1

Note 3: Recent Accounting Pronouncements and Other Developments

Pending Adoption

Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03")

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the statement of operations, it requires disaggregation of certain expense captions into specified categories. For public business entities, the provisions of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09, which are required on an annual basis, are effective for fiscal years beginning after December 15, 2024. This standard will impact the Company's disclosures but is not expected to have a material impact on the Company's results of operations or financial condition. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

Note 4: Acquisition

On January 14, 2025, the Company acquired all of the outstanding equity of the SiC JFET technology business from Qorvo US, Inc., and certain of its subsidiaries, for $118.8 million in cash, subject to working capital adjustments. The Company believes the acquired SiC JFET technology complements the Company's EliteSiC power portfolio within the PSG reportable segment

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

and enables the Company to help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, was as follows (in millions):

Purchase Price Allocation
Cash	$1.3
Inventories	20.8
Property, plant and equipment	4.5
Intangible assets	64.0
Goodwill	53.7
Other assets	3.0
Total assets acquired	147.3
Accounts payable and other accrued liabilities	20.6
Deferred tax liabilities	7.9
Total liabilities assumed	28.5
Net assets acquired/purchase price	$118.8
Acquired intangible assets consisted primarily of developed technology of $56.0 million, customer relationships of $7.0 million and a trade name of $1.0 million.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of the acquired business are included within the Company's PSG operating and reportable segment following the acquisition.

The purchase price allocation is considered preliminary as the Company finalizes its determination relating to the valuation of assets and liabilities and finalizes key assumptions, approaches and judgments with respect to intangible assets acquired and the related tax effects.

Unaudited pro-forma consolidated results of operations are not included considering the level of significance of the acquisition to the results of the Company. Acquisition-related costs of approximately $3 million were expensed as incurred.

Note 5: Restructuring, Asset Impairments and Other Charges, Net

Details of restructuring, asset impairments and other charges, net were as follows (in millions):

	Restructuring	Asset Impairments	Other Charges	Total
Quarter ended April 4, 2025:
2025 Manufacturing Realignment Program	$60.2	$431.5	$44.9	$536.6
2024 Business Realignment	0.9	—	1.8	2.7
Total	$61.1	$431.5	$46.7	$539.3

Quarter ended March 29, 2024:
Other	$1.0	$—	$0.4	$1.4
Total	$1.0	$—	$0.4	$1.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

A summary of changes in the accrued restructuring balance by program was as follows (in millions):

	As of			As of
	December 31, 2024	Charges	Usage	April 4, 2025
2025 Manufacturing Realignment Program	$—	$60.2	$(17.9)	$42.3
2024 Business Realignment	54.4	0.9	(11.0)	44.3
Total	$54.4	$61.1	$(28.9)	$86.6

2025 Manufacturing Realignment Program

During the first quarter of 2025, the Company announced restructuring and cost reduction initiatives based on an evaluation of its operating structure, business strategy, manufacturing technologies and internal capabilities to realign internal manufacturing capacity and capabilities with anticipated long-term needs. The program also included certain business strategy changes primarily related to headcount reductions in the sales and engineering teams within the ISG reportable segment. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, inventory obsolescence and certain other charges during the quarter ended April 4, 2025.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

On February 24, 2025, the Company initiated a restructuring plan that involves reducing its global workforce by approximately 2,400 employees, and in connection with such plan, the Company expects to incur total severance and other related benefit expenses of approximately $63 million. Of this, approximately $60.2 million was recognized during the quarter ended April 4, 2025. Substantially all of the remaining charges are expected to be recognized during 2025.

Of the aggregate expenses relating to the actions announced so far in 2025, the Company paid approximately $17.9 million to approximately 1,800 terminated employees and had approximately $42.3 million accrued as of April 4, 2025. The remaining employees subject to this restructuring program are expected to be terminated over the next 12 months and substantially all applicable severance and benefit payments are expected to be paid over the same time period.

Asset Impairment

The Company recorded impairment charges of $431.5 million during the quarter ended April 4, 2025 related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. During the first quarter of 2025, it was determined that the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale.

Additional impairment charges for manufacturing equipment may be incurred in future periods pursuant to the timing of meeting the necessary criteria for being classified as held-for-sale.

Other Charges

Other charges of $44.9 million noted in the table above consisted primarily of estimated costs associated with selling the equipment and contract termination costs related to adjusting the Company's operating structure in connection with the 2025 Manufacturing Realignment Program. The estimated costs associated with selling equipment of $28.3 million were primarily comprised of dismantling costs and brokerage fees which have not yet been paid and are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

The Company also recorded $45.7 million related to the write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions taken under the 2025

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

During the quarter ended April 4, 2025, the Company recorded $237.7 million relating to excess and obsolete inventory charges, of which $232.2 million related to inventory primarily considered work in progress within the ISG reportable segment as a result of changes in business strategy due to the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

The Company continues to evaluate for potential operating improvements and efficiencies.

Note 6: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter, or more frequently, if events or changes in circumstances (each, a "triggering event") would more likely-than-not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of
	April 4, 2025			December 31, 2024
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
AMG	$1,562.3	$(748.9)	$813.4	$1,562.3	$(748.9)	$813.4
PSG	735.8	(31.9)	703.9	682.1	(31.9)	650.2
ISG	124.3	—	124.3	124.3	—	124.3
Total	$2,422.4	$(780.8)	$1,641.6	$2,368.7	$(780.8)	$1,587.9

The change in the goodwill balance from December 31, 2024 to April 4, 2025 was as follows (in millions):

Net balance as of December 31, 2024	$1,587.9
Addition related to business acquisition	53.7
Net balance as of April 4, 2025	$1,641.6

See Note 4: ''Acquisition,'' for further discussion on the acquisition of the SiC JFET technology business from Qorvo US, Inc., and certain of its subsidiaries within the PSG operating and reportable segment.

Inventories

Details of inventories were as follows (in millions):

	As of
	April 4, 2025	December 31, 2024
Inventories:
Raw materials	$310.8	$349.8
Work in process	1,345.1	1,391.9
Finished goods	422.3	500.3
Total	$2,078.2	$2,242.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, Plant and Equipment, net

Details of property, plant and equipment, net were as follows (in millions):

	As of
	April 4, 2025	December 31, 2024
Land	$116.5	$115.7
Buildings and improvements	1,446.2	1,423.2
Machinery, equipment and other	6,269.7	6,781.3
Property, plant and equipment, gross	7,832.4	8,320.2
Less: Accumulated depreciation	(3,991.9)	(3,958.8)
Total	$3,840.5	$4,361.4

The table above reflects the reduction to property, plant and equipment resulting from the post-impairment categorization of $45.7 million to Assets held-for-sale during the quarter ended April 4, 2025 on the Consolidated Balance Sheet. See Note 5: ''Restructuring, Asset Impairments and Other Charges, Net,'' for additional information.

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 4, 2025, the net assets for the over-funded plans totaled $24.0 million. The total accrued pension liability for underfunded plans was $36.1 million, of which the current portion of $3.1 million was classified as Accrued expenses and other current liabilities. During the quarter ended April 4, 2025, the Company incurred curtailment losses of $1.5 million in connection with the 2025 Manufacturing Realignment Program. See Note 5: ''Restructuring, Asset Impairments and Other Charges, Net,'' for additional information. As of December 31, 2024, the net funded status for all the plans was a liability of $36.9 million, of which the current portion of $1.9 million was classified as Accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024
Service cost	$1.1	$1.3
Interest cost	1.3	1.4
Expected return on plan assets	(1.2)	(1.2)
Curtailment losses	1.5	—
Total	$2.7	$1.5

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024
Operating lease	$17.8	$12.6
Variable lease	1.1	1.3
Short-term lease	0.8	0.4
Total	$19.7	$14.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The operating lease liabilities and operating ROU assets recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	April 4, 2025	December 31, 2024
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$31.5	$31.5
Other long-term liabilities	251.0	244.7
Total	$282.5	$276.2
Operating ROU assets included in:
Other assets	$248.9	$249.7

As of April 4, 2025, the weighted-average remaining lease-terms were 9.6 years and 16.8 years, and the weighted-average discount rates were 5.2% and 5.7%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$116.0	$232.2
Operating ROU assets obtained in exchange for lease liabilities	12.3	15.5
Cash paid for:
Interest expense	$23.2	$24.3
Income taxes	21.5	23.6
Operating lease payments in operating cash flows	10.8	11.4

The following table shows a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	April 4, 2025	December 31, 2024	March 29, 2024	December 31, 2023
Consolidated Balance Sheets:
Cash and cash equivalents	$2,762.5	$2,691.3	$2,614.4	$2,483.0
Restricted cash (included in other current assets)	2.7	2.1	2.3	2.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,765.2	$2,693.4	$2,616.7	$2,485.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	April 4, 2025	December 31, 2024
Revolving Credit Facility due 2028, interest payable monthly at 5.67% and 5.69%	$375.0	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt	3,379.9	3,379.9
Less: Unamortized debt discount (3)	(3.1)	(3.4)
Less: Unamortized debt issuance costs (4)	(28.5)	(30.6)
Net long-term debt	$3,348.3	$3,345.9

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Debt discount of $3.1 million and $3.4 million for the 3.875% Notes as of April 4, 2025 and December 31, 2024, respectively.
(4)Debt issuance costs of $20.5 million and $21.7 million for the 0.50% Notes, $6.9 million and $7.7 million for the 0% Notes and $1.1 million and $1.2 million for the 3.875% Notes, in each case as of April 4, 2025 and December 31, 2024, respectively.

Expected maturities of gross long-term debt as of April 4, 2025 were as follows (in millions):

Period	Expected Maturities
Remainder of 2025	$—
2026	—
2027	804.9
2028	1,075.0
2029	1,500.0
Thereafter	—
Total	$3,379.9

The Company was in compliance with its covenants under all debt agreements as of April 4, 2025, and expects to remain in compliance with all covenants over at least the next 12 months.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended
	April 4, 2025	March 29, 2024
Net income (loss) for diluted earnings per share of common stock	$(486.1)	$453.0

Basic weighted-average shares of common stock outstanding	421.3	428.1
Dilutive effect of share-based awards	—	0.8
Dilutive effect of convertible notes and warrants	—	7.6
Diluted weighted-average shares of common stock outstanding	421.3	436.5

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$(1.15)	$1.06
Diluted	$(1.15)	$1.04

Basic income (loss) per share of common stock is computed by dividing net income (loss) for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 1.8 million and 0.3 million for the quarters ended April 4, 2025 and March 29, 2024, respectively, as the inclusion would have the effect of decreasing the net loss per common share attributable to the Company. The increase in the anti-dilutive share-based awards for the quarter ended April 4, 2025 was due to the net loss for the quarter ended March 29, 2024.

The dilutive impacts related to the 0.50% Notes and 0% Notes have been calculated using the if-converted method for the quarters ended April 4, 2025 and March 29, 2024. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes and 0% Notes when the stock price is above $103.87 and $52.97 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Equity

Share Repurchase Program

Under the share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. Activity under the Share Repurchase Program during the quarters ended April 4, 2025 and March 29, 2024, respectively, was as follows (in millions, except per share data):

	Quarters Ended
	April 4, 2025	March 29, 2024
Number of repurchased shares (1)	6.1	1.3
Aggregate purchase price	$300.0	$100.0
Fees, commissions and excise tax	2.6	—
Total	$302.6	$100.0
Weighted-average purchase price per share (2)	$49.35	$78.57

(1) None of these shares had been reissued or retired as of April 4, 2025, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of April 4, 2025, the authorized amount remaining under the Share Repurchase Program was approximately $1,486.0 million.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended April 4, 2025 and March 29, 2024 were $22.9 million and $37.7 million, respectively, for which the Company withheld 0.5 million and 0.5 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $19.0 million as of April 4, 2025 after including its $0.9 million share of earnings for the quarter ended April 4, 2025. As of December 31, 2024, the Leshan non-controlling interest balance was $18.1 million.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024
Cost of revenue	$6.0	$5.4
Research and development	6.3	5.7
Selling and marketing	4.7	5.2
General and administrative	16.9	16.7
Share-based compensation expense	33.9	33.0
Income tax benefit	(7.1)	(6.9)
Share-based compensation expense, net of tax	$26.8	$26.1

As of April 4, 2025, the total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $164.8 million, which is expected to be recognized over

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

a weighted-average period of 1.9 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended April 4, 2025 and March 29, 2024.

Shares Available

As of April 4, 2025 and December 31, 2024, there was an aggregate of 32.0 million and 33.6 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over three or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the quarter ended April 4, 2025 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2024	3.5	$76.27
Granted	0.9	53.18
Achieved	0.2	73.27
Released	(1.3)	73.64
Forfeited	(0.1)	76.51
Non-vested RSUs at April 4, 2025	3.2	70.32

Note 10: Commitments and Contingencies

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
Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $0.9 million was outstanding as of April 4, 2025, which reduced the borrowing capacity under such facility. As of April 4, 2025, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.8 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of April 4, 2025. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Securities Class Action And Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, plaintiff filed their second amended complaint. The Company filed a motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. Oral arguments for this Motion to Dismiss are scheduled to be heard by the court on June 26, 2025. The Company believes that it has strong legal defenses to the claims asserted in plaintiff’s second amended complaint.

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

The carrying values of cash and cash equivalents, which include money market funds and demand and time deposits, approximate fair value because of the short-term maturity of these instruments. Money market funds and demand deposits are classified as Level 1 while time deposits are classified as Level 2 within the fair value hierarchy. The carrying amounts of other current assets, excluding assets held-for-sale, and liabilities, such as accounts receivable and accounts payable, approximate fair value due to the short-term maturity of the amounts, and such amounts are considered Level 2 in the fair value hierarchy.

The Company held $250.0 million and $300.0 million of short-term investments in time deposits as of April 4, 2025 and December 31, 2024, respectively.

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company's long-term borrowings were as follows (in millions):

	As of
	April 4, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$798.0	$802.8	$797.2	$1,054.4
0.50% Notes	1,479.5	1,254.8	1,478.2	1,450.4
3.875% Notes	695.8	649.2	695.5	656.3
Revolving Credit Facility	375.0	375.7	375.0	373.4

(1) Carrying amounts shown are net of unamortized debt discount, if applicable, and unamortized debt issuance costs.

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

As of April 4, 2025 and December 31, 2024, the Company had net outstanding foreign exchange contracts with notional amounts of $245.9 million and $256.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one month from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	April 4, 2025		December 31, 2024
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$53.3	$53.3	$71.1	$71.1
Philippine Peso	41.8	41.8	41.0	41.0
Korean Won	(58.7)	58.7	(39.5)	39.5
Japanese Yen	23.3	23.3	35.0	35.0
Czech Koruna	20.0	20.0	24.0	24.0
Other Currencies - Buy	45.7	45.7	39.6	39.6
Other Currencies - Sell	(3.1)	3.1	(6.6)	6.6
	$122.3	$245.9	$164.6	$256.8

Amounts receivable or payable under the contracts were not material as of April 4, 2025 or December 31, 2024. During the quarters ended April 4, 2025 and March 29, 2024, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a gain of $1.2 million and $1.4 million, respectively. The realized and unrealized foreign currency transactions are included in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

The Company's foreign currency forward contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes. As of April 4, 2025, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $132.7 million, with a fair value of $2.3 million recorded as Accrued expenses and other current liabilities. A loss of $3.5 million was recognized as a component of cost of revenue for the quarter ended April 4, 2025. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of April 4, 2025.

Other

As of April 4, 2025, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of April 4, 2025, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

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

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2024	$(55.9)	$(6.5)	$(62.4)
Other comprehensive income prior to reclassifications	1.4	8.0	9.4
Amounts reclassified from accumulated other comprehensive loss	—	(3.5)	(3.5)
Net current period other comprehensive income (1)	1.4	4.5	5.9
Balance as of April 4, 2025	$(54.5)	$(2.0)	$(56.5)

(1) Effects of cash flow hedges were net of tax impact of $1.3 million for the quarter ended April 4, 2025.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024	To caption
Cash flow hedges	$(3.5)	$(1.8)	Cost of revenue
Interest rate swaps	—	(3.0)	Interest expense
Total reclassifications	$(3.5)	$(4.8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2024 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended April 4, 2025, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2024 Form 10-K.

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

Business Strategy Developments

We are focused on generating operating cash and returning capital to our shareholders through our Share Repurchase Program. Our goal is to achieve revenue growth with stable gross margins by capitalizing on high-growth megatrends in our primary end-markets of automotive and industrial infrastructure. Despite the current challenges posed by geopolitical and macroeconomic factors, we continue to optimize and right-size our manufacturing footprint to align our capacity with anticipated long-term growth, while maintaining gross margins through efficiencies. We design products for differentiated markets, focusing on addressing customer needs. We aim to achieve efficiencies in our operating and capital expenditures and invest in research and development initiatives to accelerate growth in high-margin products.

2025 Manufacturing Realignment Program

During the first quarter of 2025, we announced restructuring and cost reduction initiatives based on an evaluation of our operating structure, business strategy, manufacturing technologies and internal capabilities to realign our internal manufacturing capacity and capabilities with anticipated long-term needs.

We expect to incur total severance costs and related benefit expenses of $63 million related to the termination of approximately 2,400 employees. Of this, approximately $60.2 million was recognized during the quarter ended April 4, 2025. Additionally we recorded non-cash impairment charges of $431.5 million during the quarter ended April 4, 2025 relating to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges of $44.9 million, comprised of estimated costs associated with selling the equipment and contract termination costs, were incurred as a result of the above initiatives. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other Charges, Net in the Consolidated Statement of Operations.

Additionally, during the quarter ended April 4, 2025, we recorded $237.7 million relating to excess and obsolete inventory charges, of which $232.2 million related to inventory primarily considered work in progress within the ISG reportable segment, as well as $45.7 million related to write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions associated with the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

For additional information, see Note 5: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended April 4, 2025, we repurchased approximately 6.1 million shares of common stock for an aggregate purchase price of $302.6 million. For additional information, see Note 8: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended April 4, 2025 compared to the Quarter Ended March 29, 2024

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	April 4, 2025	March 29, 2024	Dollar Change
Revenue	$1,445.7	$1,862.7	$(417.0)
Cost of revenue	1,151.9	1,009.1	142.8
Gross profit	293.8	853.6	(559.8)
Operating expenses:
Research and development	164.1	150.0	14.1
Selling and marketing	68.3	69.1	(0.8)
General and administrative	84.4	95.3	(10.9)
Amortization of acquisition-related intangible assets	11.4	12.6	(1.2)
Restructuring, asset impairments and other charges, net	539.3	1.4	537.9
Total operating expenses	867.5	328.4	539.1
Operating income (loss)	(573.7)	525.2	(1,098.9)
Other income (expense), net:
Interest expense	(18.0)	(15.6)	(2.4)
Interest income	26.6	27.6	(1.0)
Other income (expense)	4.1	1.0	3.1
Other income (expense), net	12.7	13.0	(0.3)
Income (loss) before income taxes	(561.0)	538.2	(1,099.2)
Income tax (provision) benefit	75.8	(84.5)	160.3
Net income (loss)	(485.2)	453.7	(938.9)
Less: Net income attributable to non-controlling interest	(0.9)	(0.7)	(0.2)
Net income (loss) attributable to ON Semiconductor Corporation	$(486.1)	$453.0	$(939.1)

The following table summarizes certain information relating to our segment results (in millions):

	Quarter Ended April 4, 2025	As a % of Total	Quarter Ended March 29, 2024	As a % of Total	Dollar Change
Revenue:
PSG	$645.1	44.6%	$874.2	46.9%	$(229.1)
AMG	566.4	39.2%	697.0	37.4%	(130.6)
ISG	234.2	16.2%	291.5	15.7%	(57.3)
Total	$1,445.7	100.0%	$1,862.7	100.0%	$(417.0)

Cost of revenue:
PSG	$521.9	45.3%	$508.8	50.4%	$13.1
AMG	265.5	23.1%	358.2	35.5%	(92.7)
ISG	364.5	31.6%	142.1	14.1%	222.4
Total	$1,151.9	100.0%	$1,009.1	100.0%	$142.8

Gross profit: (1)
PSG	$123.2	19.1%	$365.4	41.8%	$(242.2)
AMG	300.9	53.1%	338.8	48.6%	(37.9)
ISG	(130.3)	(55.6)%	149.4	51.3%	(279.7)
Total	$293.8	20.3%	$853.6	45.8%	$(559.8)

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $1,445.7 million and $1,862.7 million for the quarters ended April 4, 2025 and March 29, 2024, respectively, representing a decrease of $417.0 million, or approximately 22%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 10% of our total revenue for each of the quarters ended April 4, 2025 and March 29, 2024.

Revenue from PSG

Revenue from PSG decreased by $229.1 million, or approximately 26%, for the quarter ended April 4, 2025 compared to the quarter ended March 29, 2024. Revenue from our Automotive Power Division, Multi-Market Power Division and Industrial Power Division decreased by $165.7 million, $54.5 million and $8.9 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue from AMG

Revenue from AMG decreased by $130.6 million, or approximately 19%, for the quarter ended April 4, 2025 compared to the quarter ended March 29, 2024. Revenue from our Sensor Interface Division, Power Management Division and Integrated Circuit Division decreased by $57.6 million, $72.8 million and $0.2 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue from ISG

Revenue from ISG decreased by $57.3 million, or approximately 20%, for the quarter ended April 4, 2025 compared to the quarter ended March 29, 2024, largely driven by a decrease in revenue from our Industrial and Consumer Solutions Division and Automotive Sensing Division of $19.0 million and $38.3 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended April 4, 2025	As a % of Total Revenue (1)	Quarter Ended March 29, 2024	As a % of Total Revenue (1)
Hong Kong	$370.1	25.6%	$405.4	21.8%
Singapore	273.8	18.9%	433.2	23.3%
United Kingdom	367.5	25.4%	444.0	23.8%
United States	292.6	20.2%	419.0	22.5%
Other	141.7	9.8%	161.1	8.6%
Total revenue	$1,445.7		$1,862.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit decreased by $559.8 million, or approximately 66%, to $293.8 million for the quarter ended April 4, 2025 compared to $853.6 million for the quarter ended March 29, 2024. We recorded excess and obsolete inventory charges of $237.7 million, of which $232.2 million related to inventory primarily considered work in progress within the ISG reportable segment as a result of changes in business strategy due to the 2025 Manufacturing Realignment Program. See Note 5: ''Restructuring, Asset Impairments and Other Charges, Net,'' for additional information. We also continued to experience a decrease in sales volume from existing products and new products that negatively impacted gross profit by approximately $201.3 million and $120.8 million, respectively.

PSG gross profit decreased by $242.2 million, primarily driven by the decline in sales volume from existing products and new products which negatively impacted gross profit by approximately $121.4 million and $120.8 million, respectively. Also included in the gross profit decrease was the $43.9 million write-off of consumables and manufacturing supplies associated with the manufacturing capacity reduction actions taken under the 2025 Manufacturing Realignment Program. PSG gross margin decreased by 22.7 percentage points to 19.1% from 41.8% as a result of the decline in sales volume, underutilization, the related impact of unfavorable product mix and the impact of the consumables and manufacturing supplies write-off discussed above.

AMG gross profit decreased by $37.9 million, primarily driven by the decline in sales volume from existing products and the excess and obsolete inventory charges discussed above attributable to AMG of approximately $5.5 million. AMG gross margin increased by 4.5 percentage points to 53.1% from 48.6%, primarily due to improved product mix and the reduction in lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $279.7 million, primarily driven by the excess and obsolete inventory charges discussed above. Additionally the decline in sales volume from existing products added to the decrease. ISG gross margin decreased to (55.6)% from 51.3%, primarily due to the excess and obsolete inventory charges.

Operating Expenses

Research and development expenses were $164.1 million for the quarter ended April 4, 2025, as compared to $150.0 million for the quarter ended March 29, 2024, representing an increase of $14.1 million, or approximately 9%. The increase was primarily attributable to an increase in production supplies and payroll and related expenses.

Selling and marketing expenses were $68.3 million for the quarter ended April 4, 2025, as compared to $69.1 million for the quarter ended March 29, 2024, representing a decrease of $0.8 million, or approximately 1%. There were no meaningful differences in any of the expense categories.

General and administrative expenses were $84.4 million for the quarter ended April 4, 2025, as compared to $95.3 million for the quarter ended March 29, 2024, representing a decrease of $10.9 million, or approximately 11%. The decrease was primarily attributable to a decrease in payroll and related expenses and expenses for outside services.

Other Operating Expenses

Amortization of Acquisition-Related Intangible Assets

Amortization of acquisition-related intangible assets was $11.4 million for the quarter ended April 4, 2025, as compared to $12.6 million for the quarter ended March 29, 2024, representing a decrease of $1.2 million, or approximately 10%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $539.3 million for the quarter ended April 4, 2025, as compared to $1.4 million for the quarter ended March 29, 2024. Charges incurred for the quarter ended April 4, 2025 primarily relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other Charges, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $2.4 million to $18.0 million during the quarter ended April 4, 2025, as compared to $15.6 million during the quarter ended March 29, 2024. Our average gross long-term debt for the quarter ended April 4, 2025 was $3,379.9 million at a weighted-average interest rate of 2.1%, as compared to $3,379.9 million at a weighted-average interest rate of 1.8% for the quarter ended March 29, 2024.

Interest Income

Interest income decreased by $1.0 million, or approximately 4%, to $26.6 million during the quarter ended April 4, 2025 compared to $27.6 million during the quarter ended March 29, 2024.

Other Income (Expense)

During the quarter ended April 4, 2025, other income was $4.1 million compared to $1.0 million during the quarter ended March 29, 2024, primarily driven by higher dividend income.

Income Tax Provision

We recorded an income tax benefit of $75.8 million and income tax provision of $84.5 million for the quarters ended April 4, 2025 and March 29, 2024, respectively, representing effective tax rates of 13.5% and 15.7%, respectively. The decrease in the effective tax rate in 2025 was due to unfavorable discrete adjustments.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $3.0 billion as of April 4, 2025, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $602.3 million and $498.7 million for the quarters ended April 4, 2025 and March 29, 2024, respectively. Although the decrease in net income was driven by lower end-market demand for our products and by the non-cash asset impairment and other restructuring-related charges incurred during the quarter ended April 4, 2025, the operating cash flows increase of $103.6 million was driven by the timing of cash receipts and payments related to working capital balances.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $214.9 million and $235.3 million for the quarters ended April 4, 2025 and March 29, 2024, respectively. The decrease of $20.4 million was primarily attributable to a decrease in capital expenditures partially offset by the acquisition of a business and net purchases of short-term investments during the quarter ended April 4, 2025. Our capital expenditures as a percentage of revenue were approximately 10%, and we expect capital expenditures to be approximately 5% of revenue for the remainder of 2025.

Financing Activities

Our cash flows used in financing activities were $317.6 million and $130.8 million for the quarters ended April 4, 2025 and March 29, 2024, respectively. The increase of $186.8 million was primarily attributable to increased share repurchases during the quarter ended April 4, 2025 compared to the same period in 2024.

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

Debt Guarantees and Related Covenants

As of April 4, 2025, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ''Recent Accounting Pronouncements and Other Developments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q and our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," in the 2024 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 4, 2025.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 4, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2024 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2024 Form 10-K.

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

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2024 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein and in our 2024 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended April 4, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2025 - January 31, 2025	1,576,917	$63.43	1,576,917	$1,686.0
February 1, 2025 - February 28, 2025	—	—	—	1,686.0
February 29, 2025 - April 4, 2025	4,501,588	44.44	4,501,588	1,486.0
Total	6,078,505	$49.37	6,078,505

(1) These time periods represent our fiscal month start and end dates for the first quarter of 2025.

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

There were 6.1 million shares of the Company's common stock repurchased under the Share Repurchase Program during the quarter ended April 4, 2025. As of April 4, 2025, the authorized amount remaining under the Share Repurchase Program was approximately $1,486.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended April 4, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May 5, 2025	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)