Form 10-Q
period 2025-10-03
ON SEMICONDUCTOR CORP
filed 2025-11-03
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer's class of common stock as of the close of business on October 29, 2025:

Title of Each Class	Number of Shares
Common Stock, par value $0.01 per share	402,378,412

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	October 3, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,472.5	$2,691.3
Short-term investments	400.0	300.0
Receivables, net	943.4	1,160.1
Inventories	2,047.9	2,242.0
Assets held-for-sale	70.5	5.3
Other current assets	396.7	353.3
Total current assets	6,331.0	6,752.0
Property, plant and equipment, net	3,550.6	4,361.4
Goodwill	1,641.6	1,587.9
Intangible assets, net	289.5	257.9
Deferred tax assets	837.5	729.9
ROU financing lease assets	38.7	40.5
Other assets	321.3	360.2
Total assets	$13,010.2	$14,089.8
Liabilities and Stockholders’ Equity
Accounts payable	$479.1	$574.5
Accrued expenses and other current liabilities	730.8	760.0
Current portion of financing lease liabilities	0.5	0.3
Total current liabilities	1,210.4	1,334.8
Long-term debt	3,353.1	3,345.9
Deferred tax liabilities	41.1	37.6
Long-term financing lease liabilities	23.8	20.7
Other long-term liabilities	455.7	536.3
Total liabilities	5,084.1	5,275.3
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 624,728,933 and 622,655,553 issued, 405,316,685 and 422,955,173 outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,495.3	5,372.2
Accumulated other comprehensive loss	(54.4)	(62.4)
Accumulated earnings	8,060.1	8,120.9
Less: Treasury stock, at cost: 219,412,248 and 199,700,380 shares, respectively	(5,601.8)	(4,640.5)
Total ON Semiconductor Corporation stockholders’ equity	7,905.4	8,796.4
Non-controlling interest	20.7	18.1
Total stockholders’ equity	7,926.1	8,814.5
Total liabilities and stockholders’ equity	$13,010.2	$14,089.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Revenue	$1,550.9	$1,761.9	$4,465.3	$5,359.8
Cost of revenue	963.7	962.5	3,032.4	2,922.8
Gross profit	587.2	799.4	1,432.9	2,437.0
Operating expenses:
Research and development	141.9	151.0	449.8	457.5
Selling and marketing	62.8	65.4	194.4	203.1
General and administrative	87.3	95.5	262.9	275.8
Amortization of intangible assets	11.2	13.0	33.6	38.5
Restructuring, asset impairments and other, net	19.6	29.1	608.1	103.0
Total operating expenses	322.8	354.0	1,548.8	1,077.9
Operating income (loss)	264.4	445.4	(115.9)	1,359.1
Other income (expense), net:
Interest expense	(17.7)	(15.7)	(53.6)	(47.0)
Interest income	22.7	28.6	74.5	83.6
Other income (expense)	3.6	(3.7)	9.2	(0.8)
Other income (expense), net	8.6	9.2	30.1	35.8
Income (loss) before income taxes	273.0	454.6	(85.8)	1,394.9
Income tax (provision) benefit	(17.7)	(51.9)	27.6	(200.1)
Net income (loss)	255.3	402.7	(58.2)	1,194.8
Less: Net income attributable to non-controlling interest	(0.3)	(1.0)	(2.6)	(1.9)
Net income (loss) attributable to ON Semiconductor Corporation	$255.0	$401.7	$(60.8)	$1,192.9

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.63	$0.94	$(0.15)	$2.79
Diluted	$0.63	$0.93	$(0.15)	$2.75
Weighted-average shares of common stock outstanding:
Basic	406.9	427.0	414.3	428.1
Diluted	408.0	431.7	414.3	433.8

Comprehensive income (loss), net of tax:
Net income (loss)	$255.3	$402.7	$(58.2)	$1,194.8
Foreign currency translation adjustments	(0.9)	3.6	1.9	(0.7)
Effects of cash flow hedges and other adjustments	(3.1)	4.1	6.1	(3.2)
Other comprehensive income (loss), net of tax	(4.0)	7.7	8.0	(3.9)
Comprehensive income (loss)	251.3	410.4	(50.2)	1,190.9
Comprehensive income attributable to non-controlling interest	(0.3)	(1.0)	(2.6)	(1.9)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$251.0	$409.4	$(52.8)	$1,189.0
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 4, 2025	624,436,148	$6.2	$5,451.1	$(50.4)	$7,805.1	(213,231,935)	$(5,271.2)	$20.4	$7,961.2
Shares issued pursuant to the ESPP	142,069	—	6.0	—	—	—	—	—	6.0
RSUs released and stock grant awards issued	150,716	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(46,927)	(2.4)	—	(2.4)
Share-based compensation	—	—	38.2	—	—	—	—	—	38.2
Repurchase of common stock	—	—	—	—	—	(6,133,386)	(328.2)	—	(328.2)
Comprehensive income (loss)	—	—	—	(4.0)	255.0	—	—	0.3	251.3
Balance at October 3, 2025	624,728,933	$6.2	$5,495.3	$(54.4)	$8,060.1	(219,412,248)	$(5,601.8)	$20.7	$7,926.1

Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5
Shares issued pursuant to the ESPP	450,951	—	16.6	—	—	—	—	—	16.6
RSUs released and stock grant awards issued	1,622,426	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Partial settlement of Warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(565,552)	(27.5)	—	(27.5)
Share-based compensation	—	—	106.5	—	—	—	—	—	106.5
Repurchase of common stock	—	—	—	—	—	(19,146,316)	(933.8)	—	(933.8)
Comprehensive income (loss)	—	—	—	8.0	(60.8)	—	—	2.6	(50.2)
Balance at October 3, 2025	624,728,933	$6.2	$5,495.3	$(54.4)	$8,060.1	(219,412,248)	$(5,601.8)	$20.7	$7,926.1

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at June 28, 2024	622,068,261	$6.2	$5,283.3	$(56.8)	$7,339.3	(193,850,387)	$(4,232.5)	$18.9	$8,358.4
Shares issued pursuant to the ESPP	102,388	—	5.9	—	—	—	—	—	5.9
RSUs released and stock grant awards issued	135,876	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	10	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(10)	—	—	—
Partial settlement of warrants - 0% Notes	2	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(41,841)	(3.0)	—	(3.0)
Share-based compensation	—	—	32.7	—	—	—	—	—	32.7
Repurchase of common stock	—	—	—	—	—	(2,768,534)	(200.4)	—	(200.4)
Comprehensive income (loss)	—	—	—	7.7	401.7	—	—	1.0	410.4
Balance at September 27, 2024	622,306,537	$6.2	$5,321.9	$(49.1)	$7,741.0	(196,660,772)	$(4,435.9)	$19.9	$8,604.0

Balance at December 31, 2023	616,281,996	$6.2	$5,210.9	$(45.2)	$6,548.1	(189,895,570)	$(3,937.4)	$18.0	$7,800.6
Shares issued pursuant to the ESPP	218,379	—	13.0	—	—	—	—	—	13.0
RSUs released and stock grant awards issued	1,777,879	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	53	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	—	—	—	(50)	—	—	—
Partial settlement of warrants - 0% Notes	14	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	4,028,216	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(637,071)	(48.1)	—	(48.1)
Share-based compensation	—	—	98.0	—	—	—	—	—	98.0
Repurchase of common stock	—	—	—	—	—	(6,128,081)	(450.4)	—	(450.4)
Comprehensive income (loss)	—	—	—	(3.9)	1,192.9	—	—	1.9	1,190.9
Balance at September 27, 2024	622,306,537	$6.2	$5,321.9	$(49.1)	$7,741.0	(196,660,772)	$(4,435.9)	$19.9	$8,604.0
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 3, 2025	September 27, 2024
Cash flows from operating activities:
Net income (loss)	$(58.2)	$1,194.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	471.1	476.3
(Gain) loss on sale or disposal of fixed assets	(7.1)	5.1
Amortization of debt discount and issuance costs	8.6	9.2
Share-based compensation	106.5	98.0
Non-cash asset impairment charges	487.9	15.7
Change in deferred tax balances	(113.1)	(122.1)
Other	1.2	7.0
Changes in assets and liabilities (exclusive of acquisitions):
Receivables	119.4	(145.5)
Inventories	214.7	(130.2)
Other assets	(1.7)	(17.4)
Accounts payable	95.4	(42.5)
Accrued expenses and other current liabilities	(62.4)	38.3
Other long-term liabilities	(57.0)	(60.0)
Net cash provided by operating activities	1,205.3	1,326.7
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(272.1)	(536.7)
Proceeds from sale of property, plant and equipment	6.8	0.6
Purchase of short-term investments	(800.0)	(750.0)
Proceeds from the maturity of short-term investments	700.0	450.0
Purchase of a business, net of cash acquired	(117.5)	(20.5)
Other	(5.0)	(1.5)
Net cash used in investing activities	(487.8)	(858.1)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	16.6	19.6
Payment of tax withholding for RSUs	(27.5)	(48.3)
Repurchase of common stock	(927.4)	(450.0)
Payment of financing lease obligations	(1.2)	(1.8)
Other	(0.4)	—
Net cash used in financing activities	(939.9)	(480.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.0	(0.7)
Net decrease in cash, cash equivalents and restricted cash	(219.4)	(12.6)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	2,693.4	2,485.0
Cash, cash equivalents and restricted cash, end of period (Note 6)	$2,474.0	$2,472.4

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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended October 3, 2025 and September 27, 2024 each contained 91 days. The nine months ended October 3, 2025 and September 27, 2024 contained 276 days and 271 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and nine months ended October 3, 2025 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2024 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 10, 2025 (the "2024 Form 10-K"). Certain reclassifications within the Consolidated Balance Sheets and Statements of Cash Flows have been made to prior period amounts to conform to current period presentation.

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

Significant Accounting Policies

The Company’s accounting policy surrounding property, plant and equipment as disclosed in the 2024 Form 10-K is included under the heading "Property, Plant and Equipment." Certain enhancements to the policy under the heading "Long-Lived Assets Held and Used" and "Assets Held-for-Sale" are provided herein in light of events that occurred during the first three quarters of 2025, and do not represent significant changes.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
For the quarter ended October 3, 2025:
Revenue from external customers	$737.6	$583.3	$230.0	$1,550.9
Cost of revenue	527.4	287.2	149.1	963.7
Segment gross profit	$210.2	$296.1	$80.9	$587.2
For the quarter ended September 27, 2024:
Revenue from external customers	$829.4	$653.7	$278.8	$1,761.9
Cost of revenue	484.5	328.4	149.6	962.5
Segment gross profit	$344.9	$325.3	$129.2	$799.4
For the nine months ended October 3, 2025:
Revenue from external customers	$2,080.9	$1,705.6	$678.8	$4,465.3
Cost of revenue	1,566.7	826.8	638.9	3,032.4
Segment gross profit	$514.2	$878.8	$39.9	$1,432.9
For the nine months ended September 27, 2024:
Revenue from external customers	$2,538.8	$1,998.5	$822.5	$5,359.8
Cost of revenue	1,479.7	1,012.5	430.6	2,922.8
Segment gross profit	$1,059.1	$986.0	$391.9	$2,437.0

The Company had one customer, a distributor, whose revenue accounted for approximately 12% of total revenue for the quarters ended October 3, 2025 and September 27, 2024 and approximately 13% and 11% of the total revenue for the nine months ended October 3, 2025 and September 27, 2024, respectively, across all reportable segments. That same customer, a distributor, accounted for approximately 10% of the Company's accounts receivable balance as of October 3, 2025, and a different customer, also a distributor, accounted for approximately 13% of the Company's accounts receivable balance as of December 31, 2024 across all reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended October 3, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$225.4	$161.1	$38.4	$424.9
Singapore	177.7	122.1	20.3	320.1
United Kingdom	135.2	104.3	75.5	315.0
United States	140.8	164.6	35.1	340.5
Other	58.5	31.2	60.7	150.4
Total	$737.6	$583.3	$230.0	$1,550.9

Sales Channel:
Distributors	$455.2	$322.0	$118.2	$895.4
Direct customers	282.4	261.3	111.8	655.5
Total	$737.6	$583.3	$230.0	$1,550.9

	Nine Months Ended October 3, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$591.8	$462.4	$154.1	$1,208.3
Singapore	502.2	357.3	61.3	920.8
United Kingdom	446.1	329.6	234.2	1,009.9
United States	376.8	441.1	93.1	911.0
Other	164.0	115.2	136.1	415.3
Total	$2,080.9	$1,705.6	$678.8	$4,465.3

Sales Channel:
Distributors	$1,229.7	$901.4	$313.0	$2,444.1
Direct customers	851.2	804.2	365.8	2,021.2
Total	$2,080.9	$1,705.6	$678.8	$4,465.3

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of
	October 3, 2025	December 31, 2024
South Korea	$1,222.4	$1,423.8
United States	1,103.8	1,410.8
Czech Republic	446.4	612.3
China	195.5	228.8
Philippines	169.5	208.1
Malaysia	152.9	183.1
Vietnam	136.7	155.3
Other	123.4	139.2
Total	$3,550.6	$4,361.4

Revenue

The Company's revenue derives primarily from product sales and to a much lesser extent from manufacturing services and product development agreements. For each of the quarters and nine months ended October 3, 2025 and September 27, 2024, revenue recognized from product sales as a percentage of total revenue was approximately 99% and revenue recognized from manufacturing services and product development agreements was approximately 1%.

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
End-Markets:
Automotive	$787.3	$951.2	$2,282.4	$2,875.3
Industrial	426.3	439.9	1,232.5	1,384.0
Other*	337.3	370.8	950.4	1,100.5
Total	$1,550.9	$1,761.9	$4,465.3	$5,359.8
* Other primarily includes the end-markets of computing, consumer, networking and communications.

Product Technologies:
Intelligent Power	$792.8	$914.5	$2,243.1	$2,765.9
Intelligent Sensing	284.0	344.0	859.8	1,017.7
Other	474.1	503.4	1,362.4	1,576.2
Total	$1,550.9	$1,761.9	$4,465.3	$5,359.8

Remaining Performance Obligations

A portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of October 3, 2025 were approximately $8.1 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 35% of this amount as revenue over the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly differ from current estimates.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $42.0 million for each of the quarters ended October 3, 2025 and September 27, 2024 and $90.4 million and $77.4 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, related to contract liabilities outstanding as of the end of each respective prior year.

Contract Balances

Contract assets and contract liabilities were as follows (in millions):

	As of
	October 3, 2025	December 31, 2024
Contract assets included in:
Other current assets	$44.6	$39.9

Contract liabilities included in:
Accrued expenses and other current liabilities	$72.5	$98.2
Other long-term liabilities	79.4	120.9
Total	$151.9	$219.1

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

Note 4: Acquisitions

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

The final allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, was as follows (in millions):

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

On October 27, 2025, the Company completed the acquisition of rights to Vcore power technologies, including associated intellectual property licenses, from Aura Semiconductor enhancing its power management portfolio. The total purchase consideration is up to $144.0 million in cash, subject to customary purchase price adjustments. Of this amount, $72.0 million is payable upon acceptance and delivery of specified products and the remaining $72.0 million is contingent upon the achievement of certain revenue milestones through 2030. Due to the timing of the transaction, the Company has not yet completed the preliminary allocation of the purchase price to the assets acquired and liabilities assumed. The allocation and related disclosures will be included in the Company’s consolidated financial statements as of December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other, net were as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
Quarter ended October 3, 2025:
2025 Manufacturing Realignment Program	$2.8	$15.8	$1.0	$19.6
Total	$2.8	$15.8	$1.0	$19.6

Quarter ended September 27, 2024:
2024 Business Realignment	$17.6	$—	$10.7	$28.3
Other	(0.9)	—	1.7	0.8
Total	$16.7	$—	$12.4	$29.1

	Restructuring	Asset Impairments	Other	Total
Nine months ended October 3, 2025:
2025 Manufacturing Realignment Program	$65.9	$487.9	$51.5	$605.3
2024 Business Realignment	0.7	—	2.1	2.8
Total	$66.6	$487.9	$53.6	$608.1

Nine months ended September 27, 2024:
2024 Business Realignment	$70.1	$15.7	$13.8	$99.6
Other	0.3	—	3.1	3.4
Total	$70.4	$15.7	$16.9	$103.0

A summary of changes in the accrued restructuring balance by program was as follows (in millions):

	As of			As of
	December 31, 2024	Charges	Usage	October 3, 2025
2025 Manufacturing Realignment Program	$—	$65.9	$(62.6)	$3.3
2024 Business Realignment	54.4	0.7	(48.0)	7.1
Total	$54.4	$66.6	$(110.6)	$10.4

2025 Manufacturing Realignment Program

During the first quarter of 2025, the Company announced restructuring and cost reduction initiatives based on an evaluation of its operating structure, business strategy, manufacturing technologies and internal capabilities to realign internal manufacturing capacity and capabilities with anticipated long-term needs. The program also included certain business strategy changes primarily related to headcount reductions in the sales and engineering teams within the ISG reportable segment. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, inventory obsolescence and certain other charges primarily during the first quarter of 2025 and in the subsequent quarters during the nine months ended October 3, 2025.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

On February 24, 2025, the Company initiated a restructuring plan that involves reducing its global workforce by approximately 2,400 employees, and in connection with such plan, the Company expects to incur total severance and other related benefit expenses of approximately $67 million. Of this, approximately $2.8 million and $65.9 million was recognized during the quarter and nine months ended October 3, 2025, respectively. No significant expenses are expected for the remainder of 2025.

Of the aggregate expenses relating to the actions announced so far in 2025, the Company paid approximately $62.6 million to approximately 2,400 terminated employees and had approximately $3.3 million accrued as of October 3, 2025. The remaining employees subject to this restructuring program are expected to be terminated over the next 12 months and substantially all applicable severance and benefit payments are expected to be paid over the same time period.

Asset Impairment

The Company recorded impairment charges of $15.8 million and $487.9 million during the quarter and nine months ended October 3, 2025, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. During each quarter of 2025, it was determined that the assets identified by the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months from the end of each respective quarter. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily by using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale.

Additional impairment charges for manufacturing equipment may be incurred in future periods pursuant to the timing of meeting the necessary criteria for being classified as held-for-sale.

Other

Other charges noted in the table above of $1.0 million and $51.5 million for the quarter and nine months ended October 3, 2025, respectively, consisted primarily of estimated costs associated with selling the equipment and contract termination costs related to adjusting the Company's operating structure in connection with the 2025 Manufacturing Realignment Program. The estimated costs associated with selling equipment of $1.7 million and $37.3 million for the quarter and nine months ended October 3, 2025, respectively, were primarily comprised of dismantling costs and brokerage fees which have not yet been paid and are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

During the first quarter of 2025 and nine months ended October 3, 2025, the Company also recorded $45.7 million related to the write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions taken under the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

During the first quarter of 2025 and nine months ended October 3, 2025, the Company recorded $235.8 million related to excess and obsolete inventory charges. Of the total reserves recorded, $230.3 million related to inventory primarily considered work in progress within the ISG reportable segment as a result of changes in business strategy during the first quarter due to the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

The Company continues to evaluate for potential operating improvements and efficiencies.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 6: Balance Sheet Information and Other Supplemental Disclosures

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances would more likely-than-not reduce the fair value of a reporting unit below its carrying value.

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of
	October 3, 2025			December 31, 2024
	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
Operating and Reportable Segments:
AMG	$1,562.3	$(748.9)	$813.4	$1,562.3	$(748.9)	$813.4
PSG	735.8	(31.9)	703.9	682.1	(31.9)	650.2
ISG	124.3	—	124.3	124.3	—	124.3
Total	$2,422.4	$(780.8)	$1,641.6	$2,368.7	$(780.8)	$1,587.9

The change in the goodwill balance from December 31, 2024 to October 3, 2025 was as follows (in millions):

Net balance as of December 31, 2024	$1,587.9
Addition related to business acquisition	53.7
Net balance as of October 3, 2025	$1,641.6

See Note 4: ''Acquisitions'' for further discussion on the acquisition of the SiC JFET technology business from Qorvo US, Inc., and certain of its subsidiaries within the PSG operating and reportable segment.

Inventories

Details of inventories were as follows (in millions):

	As of
	October 3, 2025	December 31, 2024
Inventories:
Raw materials	$301.9	$349.8
Work in process	1,382.5	1,391.9
Finished goods	363.5	500.3
Total	$2,047.9	$2,242.0

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of October 3, 2025, the net assets for the over-funded plans totaled $25.2 million. The total accrued pension liability for underfunded plans was $62.3 million, of which the current portion of $3.0 million was classified as Accrued expenses and other current liabilities. During the quarter and nine months ended October 3, 2025, the Company incurred no curtailment losses and $1.5 million, respectively, in connection with the 2025 Manufacturing Realignment Program. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' for additional information. As of December 31, 2024, the net funded status for all the plans was a liability of $36.9 million, of which the current portion of $1.9 million was classified as Accrued expenses and other current liabilities.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Service cost	$1.1	$1.2	$3.3	$3.7
Interest cost	1.4	1.4	4.1	4.2
Expected return on plan assets	(1.2)	(1.2)	(3.6)	(3.6)
Curtailment losses	—	—	1.5	—
Total	$1.3	$1.4	$5.3	$4.3

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Operating lease	$16.4	$13.5	$54.7	$41.1
Variable lease	1.5	1.3	4.4	4.0
Short-term lease	0.6	2.4	2.1	3.2
Total	$18.5	$17.2	$61.2	$48.3

The operating lease liabilities and operating ROU assets recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	October 3, 2025	December 31, 2024
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$34.9	$31.5
Other long-term liabilities	220.5	244.7
Total	$255.4	$276.2
Operating ROU assets included in:
Other assets	$217.7	$249.7

As of October 3, 2025, the weighted-average remaining lease terms were 10.9 years and 16.5 years, and the weighted-average discount rates were 5.2% and 5.7%, for operating leases and financing leases, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	October 3, 2025	September 27, 2024
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$106.9	$200.7
Operating ROU assets obtained in exchange for lease liabilities	14.2	46.8
Cash paid for:
Interest expense	$53.2	$53.5
Income taxes	103.9	294.1
Operating lease payments in operating cash flows	45.2	39.5

The following table shows a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	October 3, 2025	December 31, 2024	September 27, 2024	December 31, 2023
Consolidated Balance Sheets:
Cash and cash equivalents	$2,472.5	$2,691.3	$2,470.2	$2,483.0
Restricted cash (included in other current assets)	1.5	2.1	2.2	2.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,474.0	$2,693.4	$2,472.4	$2,485.0

Note 7: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	October 3, 2025	December 31, 2024
Revolving Credit Facility due 2028, interest payable monthly at 5.51% and 5.69%	$375.0	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt	3,379.9	3,379.9
Less: Unamortized debt discount (3)	(2.6)	(3.4)
Less: Unamortized debt issuance costs (4)	(24.2)	(30.6)
Net long-term debt	$3,353.1	$3,345.9

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Unamortized debt discount of $2.6 million and $3.4 million for the 3.875% Notes as of October 3, 2025 and December 31, 2024, respectively.
(4)Unamortized debt issuance costs of $18.0 million and $21.7 million for the 0.50% Notes, $5.3 million and $7.7 million for the 0% Notes and $0.9 million and $1.2 million for the 3.875% Notes, in each case as of October 3, 2025 and December 31, 2024, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Expected maturities of gross long-term debt as of October 3, 2025 were as follows (in millions):

Period	Expected Maturities
Remainder of 2025	$—
2026	—
2027	804.9
2028	1,075.0
2029	1,500.0
Thereafter	—
Total	$3,379.9

The Company was in compliance with its covenants under all debt agreements as of October 3, 2025, and expects to remain in compliance with all covenants over at least the next 12 months.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Net income (loss) for diluted earnings per share of common stock	$255.0	$401.7	$(60.8)	$1,192.9

Basic weighted-average shares of common stock outstanding	406.9	427.0	414.3	428.1
Dilutive effect of share-based awards	1.1	0.6	—	0.6
Dilutive effect of convertible notes and warrants	—	4.1	—	5.1
Diluted weighted-average shares of common stock outstanding	408.0	431.7	414.3	433.8

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.63	$0.94	$(0.15)	$2.79
Diluted	$0.63	$0.93	$(0.15)	$2.75

Basic income (loss) per share of common stock is computed by dividing net income (loss) for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 1.0 million and 0.2 million for the quarters ended October 3, 2025 and September 27, 2024, respectively, and 2.2 million and 0.6 million for the nine months ended October 3, 2025 and September 27, 2024, respectively; as the inclusion would have the effect of increasing the net income per common share attributable to the Company or decreasing the net loss per common share attributable to the Company. The increase in the anti-dilutive share-based awards was due to the net loss for the nine months ended October 3, 2025.

The dilutive impacts related to the 0.50% Notes and 0% Notes have been calculated using the if-converted method for the quarters ended October 3, 2025 and September 27, 2024. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations as their effect would be anti-dilutive. Upon conversion, the

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes and 0% Notes when the stock price is above $103.87 and $52.97 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable.

Equity

Share Repurchase Program

Under the share repurchase program announced on February 6, 2023 (the "Share Repurchase Program"), the Company may repurchase up to $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. Activity under the Share Repurchase Program during the quarters and nine months ended October 3, 2025 and September 27, 2024, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Number of repurchased shares (1)	6.1	2.8	19.1	6.1
Aggregate purchase price	$325.0	$200.0	$925.0	$450.0
Fees, commissions and excise tax	3.2	0.4	8.8	0.4
Total	$328.2	$200.4	$933.8	$450.4
Weighted-average purchase price per share (2)	$52.99	$72.24	$48.31	$73.43

(1) None of these shares had been reissued or retired as of October 3, 2025, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of October 3, 2025, the authorized amount remaining under the Share Repurchase Program was approximately $861.0 million. Subsequent to October 3, 2025, the Company acquired, subject to a 10b5-1 repurchase arrangement, 3.0 million shares for $150.0 million under the Share Repurchase Program.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarter and nine months ended October 3, 2025 was $2.4 million and $27.5 million, respectively, for which the Company withheld an immaterial number of shares and approximately 0.6 million shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the quarter and nine months ended September 27, 2024 were $3.0 million and $48.1 million respectively, for which the Company withheld an immaterial number of shares and approximately 0.6 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited (“Leshan”)

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $20.7 million as of October 3, 2025 after including its $2.6 million share of earnings for the nine months ended October 3, 2025. As of December 31, 2024, the Leshan non-controlling interest balance was $18.1 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 9: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Cost of revenue	$7.8	$6.2	$19.9	$18.1
Research and development	7.3	6.1	19.9	18.2
Selling and marketing	5.7	4.8	15.3	15.4
General and administrative	17.4	15.6	51.4	46.3
Share-based compensation expense	38.2	32.7	106.5	98.0
Income tax benefit	(8.0)	(6.9)	(22.4)	(20.6)
Share-based compensation expense, net of tax	$30.2	$25.8	$84.1	$77.4

As of October 3, 2025, the total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $184.2 million, which is expected to be recognized over a weighted-average period of 1.9 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended October 3, 2025 and September 27, 2024.

Shares Available

As of October 3, 2025 and December 31, 2024, there was an aggregate of 28.6 million and 33.6 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over three or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the nine months ended October 3, 2025 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2024	3.5	$76.27
Granted	3.3	46.97
Achieved	0.2	73.27
Released	(1.6)	73.92
Forfeited	(0.3)	68.03
Non-vested RSUs at October 3, 2025	5.1	58.41

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $1.6 million was outstanding as of October 3, 2025, which reduced the borrowing capacity under such facility. As of October 3, 2025, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $7.2 million.
As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of October 3, 2025. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.
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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Securities Class Action And Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, the plaintiff filed their second amended complaint. The Company filed a motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. Oral arguments for this motion to dismiss were heard by the court on June 27, 2025. On July 11, 2025, the court granted the Company's motion to dismiss the plaintiff's second amended complaint without prejudice. On August 11, 2025, the plaintiff filed their third amended complaint. The Company filed a motion to dismiss this third amended complaint on September 25, 2025. Full briefing on this motion to dismiss the third amended complaint is expected to be completed by December 10, 2025. The Company believes that it has strong legal defenses to the claims asserted and will vigorously defend itself.

On January 3, 2024, a purported stockholder derivative action captioned Silva v. El-Khoury, et al., Case No. 1:24-cv-00007 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. On February 12, 2024, a purported stockholder derivative action captioned Smalley et al. v. El-Khoury et al. Case No. 1:24-cv-00183 (D. Del.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Delaware. Both aforementioned derivative actions, Silva and Smalley, were voluntarily dismissed without prejudice on April 15, 2024. On February 28, 2024, a purported stockholder derivative action captioned Mumme et al. v. El-Khoury et al. Case No. CV2024-003974 (D. AZ.), was filed by a purported stockholder of the Company in the Superior Court of the State of Arizona in and for the County of Maricopa. On March 15, 2024, a purported stockholder derivative action captioned Chan et al. v. Abe et al. Case No. 2:24-cv-00552 (D. AZ.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Arizona. On June 16, 2025, a purported stockholder derivative action captioned Balsam-Respler et al. v. El-Khoury et al. Case No. 2:25-cv-001672 (D. AZ.), was filed by a purported stockholder of the Company in the U.S. District Court for the District of Arizona. On September 23, 2025, the U.S. District Court for the District of Arizona consolidated the Balsam-Respler and Chan derivative complaints into a consolidated action entitled In re ON Semiconductor Corporation Stockholder Derivative Litigation, Case No. CV-24-00552 (D.AZ.). The allegations in these derivative complaints are substantially similar to the allegations in the securities class action complaint discussed above. The derivative suits purport to assert claims (1) on behalf of the Company against certain of its officers for contribution under the federal securities laws and (2) against all of the defendants for breach of fiduciary duty, aiding and abetting, unjust enrichment, abuse of control, gross mismanagement, and waste. The plaintiffs seek an award of damages, pre-judgment interest, punitive damages, attorneys’ fees, and other costs and expenses related to the litigation. The Company believes that the plaintiffs lack standing to assert claims on the Company’s behalf. These pending derivative actions were stayed by agreement, pending the resolution of Hubacek v. On Semiconductor Corp.

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

The Company held $400.0 million and $300.0 million of short-term investments in time deposits as of October 3, 2025 and December 31, 2024, respectively.

Fair Value of Long-Term Debt, including Current Portion
The carrying amounts and fair values of the Company's long-term borrowings were as follows (in millions):

	As of
	October 3, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0% Notes	$799.6	$922.6	$797.2	$1,054.4
0.50% Notes	1,482.0	1,391.5	1,478.2	1,450.4
3.875% Notes	696.5	678.5	695.5	656.3
Revolving Credit Facility	375.0	382.3	375.0	373.4

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

As of October 3, 2025 and December 31, 2024, the Company had net outstanding foreign exchange contracts with notional amounts of $225.5 million and $256.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within one month from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

The following summarizes the Company’s net foreign exchange positions in U.S. Dollars (in millions):

	As of
	October 3, 2025		December 31, 2024
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$42.3	$42.3	$71.1	$71.1
Philippine Peso	49.1	49.1	41.0	41.0
Korean Won	(49.4)	49.4	(39.5)	39.5
Japanese Yen	4.3	4.3	35.0	35.0
Czech Koruna	18.6	18.6	24.0	24.0
Other Currencies - Buy	57.8	57.8	39.6	39.6
Other Currencies - Sell	(4.0)	4.0	(6.6)	6.6
	$118.7	$225.5	$164.6	$256.8

Amounts receivable or payable under the contracts were not material as of October 3, 2025 or December 31, 2024. During the quarters ended October 3, 2025 and September 27, 2024, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $0.9 million and $5.5 million, respectively. During the nine months ended October 3, 2025 and September 27, 2024, net of the impact of the hedge positions, the realized and unrealized foreign currency transactions totaled a loss of $3.0 million and $3.9 million, respectively. The realized and unrealized foreign currency transactions are included in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

The Company's foreign currency forward contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes. As of October 3, 2025, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $100.1 million, with a fair value of $0.3 million recorded as Accrued expenses and other current liabilities. A gain of $0.8 million and a loss of $2.4 million was recognized as a component of Cost of revenue for the quarter and nine months ended October 3, 2025. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of October 3, 2025.

Other

As of October 3, 2025, the Company had no outstanding commodity derivatives, currency swaps, options or equity investments held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies. The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations.

As of October 3, 2025, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company is currently under IRS examination for the 2022 and 2023 tax years. Tax years prior to 2022 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2020. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2015.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2024	$(55.9)	$(6.5)	$(62.4)
Other comprehensive income prior to reclassifications	1.9	8.5	10.4
Amounts reclassified from accumulated other comprehensive loss	—	(2.4)	(2.4)
Net current period other comprehensive income (1)	1.9	6.1	8.0
Balance as of October 3, 2025	$(54.0)	$(0.4)	$(54.4)

(1) Effects of cash flow hedges were net of tax impact of $1.8 million for the nine months ended October 3, 2025.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024	To caption
Cash flow hedges	$0.8	$(1.4)	$(2.4)	$(7.7)	Cost of revenue
Interest rate swaps terminations	—	(3.0)	—	(8.9)	Other income
Total reclassifications	$0.8	$(4.4)	$(2.4)	$(16.6)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2024 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended October 3, 2025, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2024 Form 10-K.

Executive Overview

onsemi Overview

We offer intelligent power and intelligent sensing solutions that drive the transformation of automotive and industrial markets, while also meeting the increasing needs of AI and data centers. Our intelligent power technologies enable the electrification of the automotive industry that allows for lighter and longer-range electric vehicles, empowers efficient fast-charging systems and propels sustainable energy for the highest efficiency solar strings and industrial power. Our intelligent power solutions for the automotive industry allow our customers to exceed range targets with lower weight and reduce system cost through efficiency. Our intelligent sensing technologies support the next generation industry, allowing for smarter factories and buildings while also enhancing the automotive mobility experience with imaging and depth sensing that make advanced vehicle safety and automated driving systems possible.

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

Business Strategy Developments

We are focused on generating operating cash and returning capital to our shareholders through our Share Repurchase Program. Our goal is to achieve revenue growth with stable gross margins by capitalizing on high-growth megatrends in our primary end-markets of automotive and industrial infrastructure. Despite the current challenges posed by geopolitical and macroeconomic factors, we continue to optimize and right-size our manufacturing footprint to align our capacity with anticipated long-term growth, while focused on generating efficiencies to manage these headwinds. We design products for differentiated markets, focusing on addressing customer needs. We aim to achieve efficiencies in our operating and capital expenditures and invest in research and development initiatives to accelerate growth in high-margin products.

2025 Manufacturing Realignment Program

During the first quarter of 2025, we announced restructuring and cost reduction initiatives based on an evaluation of our operating structure, business strategy, manufacturing technologies and internal capabilities to realign our internal manufacturing capacity and capabilities with anticipated long-term needs.

We expect to incur total severance costs and related benefit expenses of $67 million related to the termination of approximately 2,400 employees. Of this, approximately $2.8 million and $65.9 million was recognized during the quarter and nine months ended October 3, 2025, respectively. Additionally, we recorded non-cash impairment charges of $15.8 million and $487.9 million during the quarter and nine months ended October 3, 2025, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges of $1.0 million and $51.5 million for the quarter and nine months ended October 3, 2025, respectively, comprised of estimated costs associated with selling the equipment and contract termination costs, were incurred as a result of the above initiatives. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other, Net in the Consolidated Statement of Operations.

Additionally, during the nine months ended October 3, 2025, we recorded $235.8 million relating to excess and obsolete inventory charges, of which $230.3 million related to inventory primarily considered work in progress within the ISG reportable segment, as well as $45.7 million related to write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions associated with the 2025

Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended October 3, 2025, we repurchased approximately 6.1 million shares of common stock for an aggregate purchase price of $328.2 million. During the nine months ended October 3, 2025, we repurchased approximately 19.1 million shares of common stock for an aggregate purchase price of $933.8 million. For additional information, see Note 8: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended October 3, 2025 compared to the Quarter Ended September 27, 2024

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	October 3, 2025	September 27, 2024	Dollar Change
Revenue	$1,550.9	$1,761.9	$(211.0)
Cost of revenue	963.7	962.5	1.2
Gross profit	587.2	799.4	(212.2)
Operating expenses:
Research and development	141.9	151.0	(9.1)
Selling and marketing	62.8	65.4	(2.6)
General and administrative	87.3	95.5	(8.2)
Amortization of intangible assets	11.2	13.0	(1.8)
Restructuring, asset impairments and other, net	19.6	29.1	(9.5)
Total operating expenses	322.8	354.0	(31.2)
Operating income	264.4	445.4	(181.0)
Other income (expense), net:
Interest expense	(17.7)	(15.7)	(2.0)
Interest income	22.7	28.6	(5.9)
Other income (expense)	3.6	(3.7)	7.3
Other income (expense), net	8.6	9.2	(0.6)
Income before income taxes	273.0	454.6	(181.6)
Income tax provision	(17.7)	(51.9)	34.2
Net income	255.3	402.7	(147.4)
Less: Net income attributable to non-controlling interest	(0.3)	(1.0)	0.7
Net income attributable to ON Semiconductor Corporation	$255.0	$401.7	$(146.7)

The following table summarizes certain information relating to our segment results (in millions):

	Quarter Ended October 3, 2025	As a % of Total	Quarter Ended September 27, 2024	As a % of Total	Dollar Change
Revenue:
PSG	$737.6	47.6%	$829.4	47.1%	$(91.8)
AMG	583.3	37.6%	653.7	37.1%	(70.4)
ISG	230.0	14.8%	278.8	15.8%	(48.8)
Total	$1,550.9	100.0%	$1,761.9	100.0%	$(211.0)

Cost of revenue:
PSG	$527.4	54.7%	$484.5	50.4%	$42.9
AMG	287.2	29.8%	328.4	34.1%	(41.2)
ISG	149.1	15.5%	149.6	15.5%	(0.5)
Total	$963.7	100.0%	$962.5	100.0%	$1.2

Gross profit: (1)
PSG	$210.2	28.5%	$344.9	41.6%	$(134.7)
AMG	296.1	50.8%	325.3	49.8%	(29.2)
ISG	80.9	35.2%	129.2	46.3%	(48.3)
Total	$587.2	37.9%	$799.4	45.4%	$(212.2)

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $1,550.9 million and $1,761.9 million for the quarters ended October 3, 2025 and September 27, 2024, respectively, representing a decrease of $211.0 million, or approximately 12%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 12% of our total revenue for the quarters ended October 3, 2025 and September 27, 2024 across all reportable segments.

Revenue from PSG

Revenue from PSG decreased by $91.8 million, or approximately 11%, for the quarter ended October 3, 2025 compared to the quarter ended September 27, 2024. Revenue from our Automotive Power Division, Multi-Market Power Division and Industrial Power Division decreased by $69.6 million, $19.6 million and $2.6 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue from AMG

Revenue from AMG decreased by $70.4 million, or approximately 11%, for the quarter ended October 3, 2025 compared to the quarter ended September 27, 2024. Revenue from our Sensor Interface Division increased by $25.3 million primarily due to an increase in industrial demand offset by decreases within our Power Management Division and Integrated Circuit Division of $71.2 million and $24.5 million, respectively, primarily due to the continued decrease in demand in the automotive and other end-markets.

Revenue from ISG

Revenue from ISG decreased by $48.8 million, or approximately 18%, for the quarter ended October 3, 2025 compared to the quarter ended September 27, 2024. Revenue from our Industrial and Consumer Solutions Division and Automotive Sensing Division decreased by $0.7 million and $48.1 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended October 3, 2025	As a % of Total Revenue (1)	Quarter Ended September 27, 2024	As a % of Total Revenue (1)
Hong Kong	$424.9	27.4%	$466.9	26.5%
Singapore	320.1	20.6%	449.5	25.5%
United Kingdom	315.0	20.3%	395.8	22.5%
United States	340.5	22.0%	281.9	16.0%
Other	150.4	9.7%	167.8	9.5%
Total revenue	$1,550.9		$1,761.9

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit decreased by $212.2 million, or approximately 27%, to $587.2 million for the quarter ended October 3, 2025 compared to $799.4 million for the quarter ended September 27, 2024 primarily attributable to a continued decrease in sales volume from existing products and new products that negatively impacted gross profit by approximately $188.2 million and $24.0 million, respectively.

PSG gross profit decreased by $134.7 million, primarily driven by the decline in sales volume from existing products and new products, which negatively impacted gross profit by approximately $110.7 million and $24.0 million, respectively. PSG gross margin decreased by 13.1 percentage points to 28.5% from 41.6% as a result of significant underutilization, decline in sales volume, impact of unfavorable product mix and market pressures.

AMG gross profit decreased by $29.2 million, primarily driven by the decline in sales volume from existing products. AMG gross margin increased by 1.0 percentage point to 50.8% from 49.8%, primarily due to the reduction in lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $48.3 million, primarily driven by the decline in sales volume from existing products. ISG gross margin decreased to 35.2% from 46.3%, primarily due to unfavorable product mix and market pressures as well as the result of certain strategy changes in connection with the 2025 Manufacturing Realignment Program.

Operating Expenses

Research and development expenses were $141.9 million for the quarter ended October 3, 2025, as compared to $151.0 million for the quarter ended September 27, 2024, representing a decrease of $9.1 million, or approximately 6%. The decrease was primarily attributable to a decrease in production supplies and outside services.

Selling and marketing expenses were $62.8 million for the quarter ended October 3, 2025, as compared to $65.4 million for the quarter ended September 27, 2024, representing a decrease of $2.6 million, or approximately 4%. The decrease was primarily attributable to a decrease in payroll-related expenses.

General and administrative expenses were $87.3 million for the quarter ended October 3, 2025, as compared to $95.5 million for the quarter ended September 27, 2024, representing a decrease of $8.2 million, or approximately 9%. The decrease was primarily attributable to an increase in payroll-related expenses offset by lower third-party acquisition-related costs.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $11.2 million for the quarter ended October 3, 2025, as compared to $13.0 million for the quarter ended September 27, 2024, representing a decrease of $1.8 million, or approximately 14%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $19.6 million for the quarter ended October 3, 2025, as compared to $29.1 million for the quarter ended September 27, 2024. Charges incurred for the quarter ended October 3, 2025 primarily relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $2.0 million to $17.7 million during the quarter ended October 3, 2025, as compared to $15.7 million during the quarter ended September 27, 2024. Our average gross long-term debt for the quarter ended October 3, 2025 was $3,379.9 million at a weighted-average interest rate of 2.1%, as compared to $3,379.9 million at a weighted-average interest rate of 1.9% for the quarter ended September 27, 2024.

Interest Income

Interest income decreased by $5.9 million, or approximately 21%, to $22.7 million during the quarter ended October 3, 2025 compared to $28.6 million during the quarter ended September 27, 2024 primarily related to lower interest rates on short-term investments.

Other Income (Expense)

During the quarter ended October 3, 2025, other income was $3.6 million compared to other expense of $3.7 million during the quarter ended September 27, 2024, primarily driven by higher dividend income.

Income Tax Provision

We recorded an income tax provision of $17.7 million and $51.9 million for the quarters ended October 3, 2025 and September 27, 2024, respectively, representing effective tax rates of 6.5% and 11.4%, respectively. The change in the effective tax rate for the quarter was primarily driven by a return-to-provision adjustment recorded upon finalizing the U.S. federal income tax return, which resulted in a discrete tax benefit.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended October 3, 2025 compared to the Nine Months Ended September 27, 2024

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	October 3, 2025	September 27, 2024	Dollar Change
Revenue	$4,465.3	$5,359.8	$(894.5)
Cost of revenue	3,032.4	2,922.8	109.6
Gross profit	1,432.9	2,437.0	(1,004.1)
Operating expenses:
Research and development	449.8	457.5	(7.7)
Selling and marketing	194.4	203.1	(8.7)
General and administrative	262.9	275.8	(12.9)
Amortization of intangible assets	33.6	38.5	(4.9)
Restructuring, asset impairments and other, net	608.1	103.0	505.1
Total operating expenses	1,548.8	1,077.9	470.9
Operating income (loss)	(115.9)	1,359.1	(1,475.0)
Other income (expense), net:
Interest expense	(53.6)	(47.0)	(6.6)
Interest income	74.5	83.6	(9.1)
Other income (expense)	9.2	(0.8)	10.0
Other income (expense), net	30.1	35.8	(5.7)
Income (loss) before income taxes	(85.8)	1,394.9	(1,480.7)
Income tax (provision) benefit	27.6	(200.1)	227.7
Net income (loss)	(58.2)	1,194.8	(1,253.0)
Less: Net income attributable to non-controlling interest	(2.6)	(1.9)	(0.7)
Net income (loss) attributable to ON Semiconductor Corporation	$(60.8)	$1,192.9	$(1,253.7)

The following table summarizes certain information relating to our segment results (in millions):

	Nine Months Ended October 3, 2025	As a % of Total	Nine Months Ended September 27, 2024	As a % of Total	Dollar Change
Revenue:
PSG	$2,080.9	46.6%	$2,538.8	47.4%	$(457.9)
AMG	1,705.6	38.2%	1,998.5	37.3%	(292.9)
ISG	678.8	15.2%	822.5	15.3%	(143.7)
Total revenue	$4,465.3	100.0%	$5,359.8	100.0%	$(894.5)

Cost of revenue:
PSG	$1,566.7	51.7%	$1,479.7	50.7%	$87.0
AMG	826.8	27.3%	1,012.5	34.6%	(185.7)
ISG	638.9	21.0%	430.6	14.7%	208.3
Total	$3,032.4	100.0%	$2,922.8	100.0%	$109.6

Gross profit: (1)
PSG	$514.2	24.7%	$1,059.1	41.7%	$(544.9)
AMG	878.8	51.5%	986.0	49.3%	(107.2)
ISG	39.9	5.9%	391.9	47.6%	(352.0)
Total	$1,432.9	32.1%	$2,437.0	45.5%	$(1,004.1)

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $4,465.3 million and $5,359.8 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, representing a decrease of $894.5 million, or approximately 17%, year over year. We had one customer, a distributor, whose revenue accounted for approximately 13% and 11% of our total revenue for the nine months ended October 3, 2025 and September 27, 2024, respectively.

Revenue from PSG

Revenue from PSG decreased by $457.9 million, or approximately 18%, for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024. Revenue from our Automotive Power Division, Multi-Market Power Division and Industrial Power Division decreased by $328.8 million, $114.4 million and $14.7 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue from AMG

Revenue from AMG decreased by $292.9 million, or approximately 15%, for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024. Revenue from our Sensor Interface Division, Power Management Division and Integrated Circuit Division decreased by $63.6 million, $201.3 million and $28.0 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets.

Revenue from ISG

Revenue from ISG decreased by $143.7 million, or approximately 17%, for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024, largely driven by a decrease in revenue from our Industrial and Consumer Solutions Division and Automotive Sensing Division of $23.8 million and $119.9 million, respectively, primarily due to the continued decrease in demand in the automotive and industrial end-markets as well as the result of certain strategy changes in connection with the 2025 Manufacturing Realignment Program.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Nine Months Ended October 3, 2025	As a % of Total Revenue (1)	Nine Months Ended September 27, 2024	As a % of Total Revenue (1)
Hong Kong	$1,208.3	27.1%	$1,325.8	24.7%
Singapore	920.8	20.6%	1,273.0	23.8%
United Kingdom	1,009.9	22.6%	1,253.6	23.4%
United States	911.0	20.4%	1,025.7	19.1%
Other	415.3	9.3%	481.7	9.0%
Total revenue	$4,465.3		$5,359.8

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit decreased by $1,004.1 million, or approximately 41%, to $1,432.9 million for the nine months ended October 3, 2025 compared to $2,437.0 million for the nine months ended September 27, 2024. We recorded excess and obsolete inventory charges of $235.8 million, of which $230.3 million related to inventory primarily considered work in progress within the ISG reportable segment, as a result of changes in business strategy due to the 2025 Manufacturing Realignment Program. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' for additional information. We also continued to experience a significant decrease in sales volume from existing products and new products that negatively impacted gross profit by approximately $635.5 million and $132.8 million, respectively.

PSG gross profit decreased by $544.9 million, primarily driven by the decline in sales volume from existing products and new products, which negatively impacted gross profit by approximately $412.1 million and $132.8 million, respectively. Also included in the gross profit decrease was the $43.9 million write-off of consumables and manufacturing supplies associated with the manufacturing capacity reduction actions taken under the 2025 Manufacturing Realignment Program. PSG gross margin decreased by 17.0 percentage points to 24.7% from 41.7% as a result of the decline in sales volume, significant underutilization, the related impact of unfavorable product mix and the impact of the consumables and manufacturing supplies write-off discussed above.

AMG gross profit decreased by $107.2 million, primarily driven by the decline in sales volume from existing products. AMG gross margin increased by 2.2% percentage points to 51.5% from 49.3%, primarily due to the reduction in lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $352.0 million, primarily driven by the excess and obsolete inventory charges discussed above. Additionally, the decline in sales volume from existing products added to the decrease. ISG gross margin decreased to 5.9% from 47.6%, primarily due to the excess and obsolete inventory charges as a result of certain strategy changes in connection with the 2025 Manufacturing Realignment Program.

Operating Expenses

Research and development expenses were $449.8 million for the nine months ended October 3, 2025, as compared to $457.5 million for the nine months ended September 27, 2024, representing a decrease of $7.7 million, or approximately 1.7%. The decrease was primarily attributable to a decrease in production supplies, outside services and payroll-related expenses.

Selling and marketing expenses were $194.4 million for the nine months ended October 3, 2025, as compared to $203.1 million for the nine months ended September 27, 2024, representing a decrease of $8.7 million, or approximately 4%. The decrease was primarily attributable to a decrease in payroll-related expenses.

General and administrative expenses were $262.9 million for the nine months ended October 3, 2025, as compared to $275.8 million for the nine months ended September 27, 2024, representing a decrease of $12.9 million, or approximately 5%. The decrease was primarily attributable to decreased third-party acquisition-related costs.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $33.6 million and $38.5 million for the nine months ended October 3, 2025 and September 27, 2024, respectively, representing a decrease of $4.9 million, or approximately 13%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $608.1 million for the nine months ended October 3, 2025, as compared to $103.0 million for the nine months ended September 27, 2024, representing an increase of $505.1 million. Charges incurred for the nine months ended October 3, 2025 primarily relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense increased by $6.6 million to $53.6 million during the nine months ended October 3, 2025, as compared to $47.0 million during the nine months ended September 27, 2024. Our average gross long-term debt balance for the nine months ended October 3, 2025 was $3,379.9 million at a weighted-average interest rate of 2.1%, as compared to $3,379.9 million at a weighted-average interest rate of 1.9% for the nine months ended September 27, 2024.

Interest Income

Interest income decreased by $9.1 million, or approximately 11%, to $74.5 million during the nine months ended October 3, 2025 compared to $83.6 million during the nine months ended September 27, 2024 primarily attributable to lower interest rates on short-term investments.

Other Income (Expense)

Other income was $9.2 million for the nine months ended October 3, 2025 as compared to other expense of $0.8 million for the nine months ended September 27, 2024, primarily driven by higher dividend income.

Income Tax Provision

We recorded an income tax benefit of $27.6 million and income tax provision of $200.1 million during the nine months ended October 3, 2025 and September 27, 2024, respectively, representing effective tax rates of 32.2% and 14.3%, respectively. The change in the effective tax rate for the quarter was primarily driven by a return-to-provision adjustment recorded upon finalizing the U.S. federal income tax return, which resulted in a discrete tax benefit.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, short-term investments, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $2.9 billion as of October 3, 2025, and the Revolving Credit Facility has approximately $1.1 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $1,205.3 million and $1,326.7 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The decrease in net income was driven by lower end-market demand for our products and by the non-cash asset impairment and other restructuring-related charges incurred during the nine months ended October 3, 2025. The decrease in cash flows from operating activities of $121.4 million was driven by the timing of cash receipts and payments related to working capital balances.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $487.8 million and $858.1 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The decrease of $370.3 million was primarily attributable to a decrease in capital expenditures partially offset by the payments for acquisition of a business during the nine months ended October 3, 2025. Our capital expenditures as a percentage of revenue through Q3 were approximately 6%, and we expect capital expenditures in the range of 5 - 6% of revenue for 2025.

Financing Activities

Our cash flows used in financing activities were $939.9 million and $480.5 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The increase of $459.4 million was primarily attributable to increased share repurchases during the nine months ended October 3, 2025.

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

Debt Guarantees and Related Covenants

As of October 3, 2025, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 3, 2025.

In the third quarter of 2025, we implemented a new finance enterprise resource planning system, including a new general ledger accounting system. Our implementation of the new system to date has been tested and reviewed by management. Management, together with our Chief Executive Officer and Chief Financial Officer, has determined that the changes in our internal controls over financial reporting during the quarter ended October 3, 2025 were not material. As we continue to integrate additional components of the broader finance technology platform, we will monitor and evaluate any further changes to our internal control over financial reporting.

There were no other changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 3, 2025 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended October 3, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 5, 2025 - August 1, 2025	2,823,155	$58.28	2,823,155	$1,021.5
August 2, 2025 - August 29, 2025	3,310,231	48.50	3,310,231	861.0
August 30, 2025 - October 3, 2025	—	—	—	861.0
Total	6,133,386	$53.00	6,133,386

(1) These time periods represent our fiscal month start and end dates for the third quarter of 2025.

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

We repurchased 6.1 million shares of the Company's common stock under the Share Repurchase Program during the quarter ended October 3, 2025. As of October 3, 2025, the authorized amount remaining under the Share Repurchase Program was approximately $861.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended October 3, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1
Master Framework Agreement, dated as of September 23, 2025, by and between Semiconductor Components Industries, LLC, and Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co. Ltd., Aura Semiconductor Limited and Aim Core Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2025). †

10.2
Form of Support Services Agreement, by and between Semiconductor Components Industries, LLC and Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co. Ltd. and Aura Semiconductor Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2025). †

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.
†	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. onsemi hereby undertakes to furnish supplemental copies of such schedules and attachments to the SEC upon request.

(1)	Filed herewith.
(2)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	November 3, 2025	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)