Form 10-K
period 2025-12-31
ON SEMICONDUCTOR CORP
filed 2026-02-09
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $23,198,209,519 as of July 4, 2025, based on the closing sales price of such stock on the Nasdaq Global Select Market. Shares held by executive officers, directors and persons owning directly or indirectly more than 10% of the outstanding common stock (as applicable) have been excluded from the preceding number because such persons may be deemed to be affiliates of the registrant.
The number of shares of the registrant's common stock outstanding at February 4, 2026 was 394,020,530.

Documents Incorporated by Reference

Portions of the registrant's Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Form 10-K where indicated.

ON SEMICONDUCTOR CORPORATION
FORM 10-K

(See the glossary immediately following this table of contents for definitions of certain abbreviated terms)

ON SEMICONDUCTOR CORPORATION
FORM 10-K

GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
0.50% Notes	0.50% Convertible Senior Notes due 2029
1.625% Notes	1.625% Convertible Senior Notes due 2023
3.875% Notes	3.875% Senior Notes due 2028
AD	Autonomous driving
ADAS	Advanced driver assistance systems
AFE	Analog front end
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
AMIS	AMIS Holdings, Inc.
ASC	Accounting Standards Codification
ASIC	Application specific integrated circuits
ASU	Accounting Standards Update
CMOS	Complementary metal oxide semiconductor
Commission or SEC	Securities and Exchange Commission
Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
ECL	Emitter coupled logic
EFK	East Fishkill, New York fabrication facility
EPA	Environmental Protection Agency
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
EV/HEV	Electric vehicles/hybrid electric vehicles
Exchange Act	Securities Exchange Act of 1934, as amended
Fairchild	Fairchild Semiconductor International LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
FASB	Financial Accounting Standards Board
FET	Field-effect transistor
GaN	Gallium Nitride
IC	Integrated circuit
IGBT	Insulated-gate bipolar transistor
IP	Intellectual property
IPRD	In-process research and development
ISP	Image signal processor
JFET	Junction field-effect transistor
LDO	Low dropout regulator
LIBOR	A base rate per annum equal to the London Interbank Offered Rate as administered by the Intercontinental Exchange Benchmark Administration
LSI	Large-scale integration
MOSFET	Metal oxide semiconductor field-effect transistor
OEM	Original equipment manufacturer
PC	Personal computer

Prior Credit Agreement	Credit agreement, dated as of April 15, 2016, as subsequently amended, by and among the Company, as borrower, the several lenders party thereto, Deutsche Bank AG, New York Branch, as administrative agent and collateral agent, and certain other parties, providing for the Revolver due 2024 and the Term Loan "B" Facility, that was terminated on June 22, 2023 and replaced by the Credit Agreement.
PRP	Potentially responsible party
QCS	Previous division within AMG, primarily associated with the legacy Quantenna division
Revolver due 2024	A $1.97 billion revolving credit facility created pursuant to the Prior Credit Agreement
Revolving Credit Facility	A $1.5 billion revolving credit facility created pursuant to the Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SCI LLC	Semiconductor Components Industries, LLC, a wholly-owned subsidiary of ON Semiconductor Corporation
Securities Act	Securities Act of 1933, as amended
SiC	Silicon carbide
SiPM	Silicon photomultipliers
SoC	System-on-Chip
SPAD	Single photon avalanche diode arrays
SWIR	Short-wave infrared
Term Loan "B" Facility	A $2.4 billion term loan "B" facility created pursuant to the Prior Credit Agreement
U.S. or United States	United States of America
WBG	Wide band gap

* Terms used, but not defined, within the body of the Form 10-K are defined in this Glossary.

PART I

Item 1. Business

Overview

ON Semiconductor Corporation, together with its wholly and majority-owned subsidiaries, which operate under the onsemiTM brand ("onsemi," "we," "us," "our," or the "Company"), was incorporated under the laws of the State of Delaware in 1992.

We offer intelligent power and intelligent sensing solutions that drive electrification, energy efficiency, safety, and automation in automotive, industrial, and other end-markets, including AI data center. Our intelligent power technologies enable the electrification of drivetrain in the automotive industry to allow for lighter and longer-range electric vehicles and empower efficient fast-charging systems. Our intelligent sensing technologies enable advanced safety applications in automotive through industry leading performance and reliability.

We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and the increase in electronics content for vehicle platforms is reshaping the boundaries of transportation. Through sensing integration, we believe our intelligent power solutions achieve increased efficiencies compared to our peers. This integration allows lower temperature operation and reduced cooling requirements while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, achieving higher range for a given battery capacity.

In the industrial market, our intelligent power technologies propel sustainable energy for the highest efficiency solar strings and industrial power. In the medical field, our intelligent power technologies extend the life of personal diagnostic devices, such as continuous glucose monitors. Our intelligent sensing technologies support the next generation industry through automation, allowing for smarter factories and buildings. In addition, our intelligent sensing technologies are enabling robotics and humanoids.

In our other market which includes AI data center products, our intelligent power technologies enable energy efficiency in a market in which energy needs are growing at an exponential rate, and AI data center operators are focused on reducing energy consumption. We believe we have one of the most comprehensive portfolios of products and technologies for this market to address the complete power tree, and we are well positioned to benefit as new generation of AI data center processors and racks enter the market.

As of December 31, 2025, we were organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG") and the Intelligent Sensing Group ("ISG").

Business Strategy Developments

We are focused on increasing profitable revenue through differentiated technologies to address the high-growth megatrends in automotive, industrial and other markets which include AI data centers. We continue to optimize and right-size our manufacturing footprint to align our capacity with our long-term outlook, while focusing on generating efficiencies that result in meaningful gross margin expansion and operating cash flows. We intend to achieve efficiencies in our operating and capital expenditures and invest in research and development initiatives to accelerate growth in high-margin products.

2025 Significant Activities

Acquisitions

On January 14, 2025, we completed the acquisition of the Silicon Carbide Junction Field-Effect Transistor ("SiC JFET") technology business from Qorvo US, Inc., and certain of its subsidiaries, for $118.8 million in cash. We believe the acquisition complements our EliteSiC power portfolio within the PSG reportable segment and enables us to help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers.

On October 27, 2025, we completed the acquisition of rights to Vcore power technologies, including associated intellectual property licenses, from Aura Semiconductor enhancing our power management portfolio. The total purchase consideration is up to $144 million, subject to customary purchase price adjustments, with $7 million paid in cash at close. Of the total purchase price, $72 million is payable upon acceptance and delivery of specified products and the remaining $72 million is contingent upon the achievement of certain revenue milestones through 2030.

2025 Manufacturing Realignment Program

During the first quarter of 2025, we announced restructuring and cost reduction initiatives based on an evaluation of our operating structure, business strategy, manufacturing technologies and internal capabilities to realign our internal manufacturing capacity and capabilities with anticipated long-term needs.

We incurred total severance costs and related benefit expenses of $67.1 million related to the termination of approximately 2,400 employees. Additionally, we recorded non-cash impairment charges of $496.0 million during the year ended December 31, 2025 related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges of $103.9 million for the year ended December 31, 2025, comprised of other exit costs, accelerated depreciation and contract termination costs, were incurred as part of the program. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other, Net in the Consolidated Statement of Operations.

We also recorded $268.2 million relating to excess and obsolete inventory charges, of which $37.9 million and $230.3 million related to inventory primarily considered work in progress within the PSG and ISG reportable segments, respectively. Additionally, we recorded $45.4 million related to write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions associated with the program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

For additional information, see Note 7: ''Restructuring, Asset Impairments and Other, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

We continue to evaluate our employee workforce composition (both employee positions and locations) and manufacturing capacity and footprint for potential operational improvements and efficiencies.

Share Repurchases

During the year ended December 31, 2025, we repurchased approximately 27.9 million shares of our common stock for an aggregate purchase price of approximately $1,375.0 million, excluding fees, commissions and excise taxes. See Note 10: ''Earnings Per Share and Equity'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Repayment of Revolver

On December 31, 2025, we repaid $375.0 million that was outstanding on the Revolving Credit Facility. As of December 31, 2025, we had approximately $1.5 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit.

See Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information.

Revenue-Generating Activities

onsemi generates revenue primarily from the sale of semiconductor products to distributors and direct customers. We also generate revenue, to a much lesser extent, from product development agreements. We believe that our ability to offer a broad range of products, combined with our global manufacturing and logistics network, provides our customers with single source purchasing.

The following table illustrates the product technologies under each of our segments based on our operating strategy:

	PSG	AMG	ISG
2025 Revenue (%)	47%	38%	15%

	SiC products	Analog products	Actuator Drivers
	SiC JFET products	ASIC products	CMOS image sensors
	Discrete products	Logic and Isolation products	Image Signal Processors
	MOSFET products	Non-Volatile Memory products	Single Photon Detectors
	Power Module products	Ultrasonic	Short-Wavelength Infrared
	Vertical GaN	Inductive sensing	Indirect Time of Flight sensors
Gate Driver products

See Note 3: ''Segments and Revenue'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for other information regarding our segments, their revenue and gross profit derived from each segment.

Products and Technology

The following provides certain information regarding the products and technologies for each of our operating segments.

PSG

PSG provides a broad portfolio of discrete, module, and integrated semiconductor devices designed to enable high‑efficiency and high‑power conversion across AI data centers, energy infrastructure, automotive and industrial. Our offerings include power switching devices, signal conditioning products, and circuit‑protection technologies that support increasing demands for performance, power density and system reliability.

Market demand for PSG products continues to be driven by vehicle electrification, renewable energy expansion, modernization of global power infrastructure, and the rapid scaling of AI and high‑performance computing systems. PSG’s Silicon & WBG power technologies, spanning FETs and diodes, play a critical role in high‑power conversion for energy infrastructure, energy storage, AI data centers, fast-charging systems, electric vehicles and industrial drives. Our vertically integrated SiC manufacturing strategy enhances supply assurance, cost competitiveness, and device performance. PSG continues to advance its manufacturing footprint through network optimization initiatives that improve overall utilization and flexibility. These actions support long‑term gross margin expansion and enable efficient scaling of differentiated high‑value power products.

AMG

AMG designs and develops a comprehensive range of analog and mixed-signal solutions including power‑management, sensor‑interface, connectivity, and standard products that serve automotive, industrial automation, AI data center, computing, and mobile end markets. These products include multi‑phase controllers, gate drivers, DC‑DC and AC‑DC converters, power protection devices, ultrasonic sensors, AFEs, LDOs, single pair Ethernet connectivity, isolation, logic, and more.

AMG enables solutions across the power‑tree architectures in its target markets, enabling high‑efficiency power management, along with high performance, precise sensing and robust communication interfaces for next‑generation system designs. AMG delivers advanced analog and mixed-signal technology through our Treo Platform. The Treo Platform is a single, scalable technology platform supporting a wide voltage range, high temperature and an ever-evolving SoC, like architecture accelerating time to market. This technology platform supports intelligent power and sensing solutions used in electrified transportation, factory automation, and other high performance, next-generation applications.

ISG

ISG develops advanced imaging technologies that include high‑performance CMOS image sensors, ISPs, SWIR sensors, and more. These technologies support high‑dynamic‑range, low‑noise, and high‑reliability imaging essential to automotive ADAS, industrial automation, robotics, and AI‑enabled perception systems. ISG continues to shift its focus to the areas of advanced imaging performance and long product lifecycles. Photon‑counting technologies, including SPAD arrays and SiPM devices, continue to play a role in emerging applications such as depth sensing, factory automation, safety systems, and robotics.

Customers

We sell our products to direct customers and distributors for ultimate use in a variety of end-products in different end-markets. In general, we have maintained long-term relationships with our key customers, and our sales agreements are renewable periodically and contain certain terms and conditions with respect to payment, delivery, warranty and supply.

We generally warrant that products sold to our customers will, at the time of shipment, be free from defects in workmanship and materials and conform to our approved specifications. Our standard warranty extends for a period of two years from the date of delivery, except in the case of image sensor products, which are warranted for one year from the date of delivery. Unless otherwise agreed in writing, customers may cancel orders 45-120 days prior to shipment, depending on the product, for standard products without penalty and, for custom products, prior to shipment, provided they pay onsemi's actual costs incurred as of the date we receive the cancellation notice. The loss of one of our large customers would have a material adverse effect on the operations of the respective segment and may have a material adverse effect on our consolidated results of operations.

Distributors

Sales to distributors accounted for approximately 54%, 53% and 52% of our revenue in 2025, 2024 and 2023, respectively. We had one distributor whose revenue accounted for approximately 11% and 10% of the total revenue for the years ended December 31, 2025 and 2024, respectively. There were no distributors whose revenue accounted for more than 10% of total revenue for the year ended December 31, 2023. Our distributors provide fulfillment services and resell our products to OEMs, contract manufacturers, and other end-customers. Sales to distributors are typically made pursuant to agreements that provide return rights and stock rotation provisions permitting limited levels of product returns.

Direct Customers

Sales to direct customers accounted for approximately 46%, 47% and 48% of our revenue in 2025, 2024 and 2023, respectively. Large multi-national companies and selected regional OEMs, which are significant in specific markets, form our core direct customers. Generally, these customers do not have the right to return our products following a sale other than pursuant to our warranty.

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
•enhancing the automotive mobility experience with our intelligent sensing technologies with imaging and depth sensing that make AD, ADAS, and advanced vehicle safety possible; and
•enabling robotics, humanoids, automation, and data exchange (Industry 4.0) with our intelligent sensing technologies for smarter factories and buildings.

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

End-Markets

We serve a broad base of end-user markets, with a primary focus towards automotive and industrial. The following table sets forth our principal end-markets, the estimated percentage of our revenue generated from each end-market during 2025, and sample applications for our products. Other includes the end-markets of AI data center, computing, consumer, networking, communication, etc.

	Automotive	Industrial	Other
2025 Revenue (%)	51%	28%	21%

Sample applications	EV	Energy generation, storage, & EV charging infrastructure	AI data center
	ADAS and advanced safety	Industrial automation	5G base stations
	Power management	Aerospace, defense, & security	Gaming, home entertainment systems, & set top boxes
	Powertrain	Machine vision	Routers
	In-Vehicle networking	Smart cities & buildings	Notebooks, laptops, desktop PCs & tablets
	Body & interior	Hearing health, diagnostic, therapy, & monitoring	White goods
	Lighting	Power solutions	Power supplies
	Sensors	Motor control	Smart phones
	Engine control	Robotics and humanoids

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

New products and package innovation that enable enhanced performance over existing portfolios drive competition. A central focus of our portfolio is intelligent power technology based on silicon, silicon carbide, and GaN. These wide bandgap technologies are designed and manufactured by onsemi and supplied to customers in multiple forms, including bare die, packaged discrete products, and complete power modules. In addition to our power technologies, we believe our integrated circuit, signal, and protection technologies have significant performance advantages over our competition. PSG’s primary competitors include: Infineon Technologies AG ("Infineon"), STMicroelectronics N.V. ("STMicroelectronics"), Wolfspeed Inc., ROHM Semiconductor and Nexperia BV.

AMG

AMG principally competes on design experience, manufacturing capability, depth and quality of IP, ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and experience of sales and technical support personnel. Our competitive position with respect to the above is enhanced by long-standing relationships with leading customers.
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

All of our manufacturing facilities are fully owned and operated by us, except our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests ("Leshan"). The financial and operating results of Leshan have been consolidated in our financial statements. Our joint venture partner is Leshan Radio Company Ltd. ("Leshan Radio"). Pursuant to the joint venture agreement between us and Leshan Radio, requests for production capacity are made to the board of directors of Leshan by each shareholder of the joint venture. Each request represents a purchase commitment, provided that any shareholder may elect to pay the cost associated with the unused capacity (which is generally equal to the fixed cost of the capacity) in lieu of satisfying the commitment. We purchased 80% of Leshan's production capacity in each of 2025, 2024 and 2023, and are currently committed to purchase approximately 80% of Leshan's expected production capacity in 2026.

We use third-party contractors for some of our manufacturing activities, primarily for wafer fabrication and the assembly and testing of finished goods. Our agreements with these manufacturers typically require us to forecast product needs and commit to purchase services consistent with these forecasts. In some cases, longer-term commitments are required in the early stages of the relationship. These manufacturers collectively accounted for approximately 34% of our total manufacturing input costs in 2025, 33% in 2024 and 36% in 2023.

For information regarding risks associated with our foreign operations, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Patents, Trademarks, Copyrights and Other Intellectual Property Rights

We market our products under worldwide trademarks, including ON Semiconductor, ON, onsemi, and various product names and logos, and, in the United States and internationally, we rely primarily on a combination of patents, trademarks, copyrights, trade secrets, employee and non-disclosure agreements and licensing agreements to protect our IP. We hold a substantial number of issued and pending patents worldwide and continue to prosecute applications in areas that are material to our business. We do not consider our business substantially dependent on any single onsemi patent. Our policy is to protect our products and processes by asserting our IP rights where appropriate and prudent and by obtaining patents, copyrights and other IP rights used in connection with our business when practicable and appropriate. Over the last five years, we have strategically rationalized our patent portfolio to focus on higher-value inventions aligned to our core technologies and products as our business strategy has evolved. We believe the scope and duration of our IP rights, including trade-secrets and technical know-how, are adequate to protect our products and processes.

For information regarding risks associated with intellectual property, see "Risk Factors — Trends, Risks and Uncertainties Related to Intellectual Property" included elsewhere in this Form 10-K.

Seasonality

During recent years, we experienced fluctuations in our operating results due to macroeconomic conditions, as well as those within the semiconductor industry. However, we believe our business is driven more by content gains within applications and secular growth drivers and not solely by macroeconomic and industry cyclicality. For information regarding risks associated with the cyclicality and seasonality of our business, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

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

We believe that our operations are in material compliance with applicable environmental and health and safety laws and regulations. The costs we incurred in complying with applicable environmental regulations for the year ended December 31, 2025 were not material, and we do not currently expect the cost of complying with existing environmental and health and safety laws and regulations, together with any liabilities for currently known environmental conditions, to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations, government policies, customer specification, personnel and physical property conditions, including currently undiscovered contamination, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. See Note 13: ''Commitments and Contingencies'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information on certain environmental matters.

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

We believe that our operations are in material compliance with applicable trade regulations relating to import-export control, technology transfer restrictions, ITAR, FCPA, the anti-boycott provisions of the U.S. Export Administration Act, and similar applicable laws and regulations. The costs we incurred in complying with applicable trade regulations for the year ended December 31, 2025 were not material, and we do not currently expect the cost of complying with existing trade laws and regulations to have a material adverse effect on our capital expenditures or earnings or on our competitive position in any one year. It is possible, however, that future developments, including changes in laws and regulations or government policies, could lead to material costs, and such costs may have a material adverse effect on our future business or prospects. For information regarding risks associated with import-export control regulations and similar applicable laws and regulations, see "Risk Factors — Trends, Risks and Uncertainties Related to Our Business" included elsewhere in this Form 10-K.

Corporate Responsibilities

onsemi aims to be a responsible corporate citizen. We uphold ethical standards in our business practices and policies, and we believe that sustainable corporate practices and consistent attention to environmental, social and governance priorities will help enhance long-term value for our stockholders.

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

Human Capital Resources

Core Principles

Our success depends on our ability to attract, train, retain, and motivate the employees who design, develop, manufacture, and support our products and services. We value the diversity of our global workforce and are intentional about creating opportunities for growth and development, welcoming a wide range of perspectives, and fostering an inclusive environment where everyone can thrive. As a member of the RBA, its principles are deeply embedded in our culture and core values, shaping our commitments to employees, customers, communities, and other stakeholders. These principles guide us in providing a safe, respectful, and positive workplace that emphasizes continuous learning, professional development, ethical conduct, and respect for every individual.

Headcount

As of December 31, 2025, we had approximately 22,600 regular full‑time employees and about 70 part‑time or temporary employees across 33 countries. Of our regular full‑time workforce, roughly 15% are based in the United States and Canada, 12% in Europe and the Middle East, and 73% in Asia Pacific and Japan. Around 72% of employees work in manufacturing, 2% in research and development, 4% in customer service or other sales and marketing functions, and 22% in other roles. Approximately 150 of our U.S. employees, about 4% of our U.S. workforce, are covered by a collective bargaining agreement, all of whom are located at our Mountain Top, Pennsylvania manufacturing facility. In addition, certain employees outside the United States are covered by collective bargaining agreements or similar arrangements (e.g., those in China, Vietnam, Japan, the Czech Republic, and Belgium) or are represented by works councils.

Compensation, Benefits, Health, Safety and Wellness

Our compensation philosophy centers on providing competitive total rewards that align with corporate affordability while supporting our ability to attract, retain, and recognize high‑performing talent. We offer employees and their families flexible and convenient health and wellness programs, along with benefits designed to support them during life events that require time away from work or affect their financial well‑being.

We provide a comprehensive mix of total rewards and other programs—varying by region and salary grade—including annual performance bonuses; stock awards and an employee stock purchase plan; retirement support; healthcare and insurance coverage; business travel and disability insurance; health savings and flexible spending accounts; flexible work arrangements; vacation and paid time off; parental leave; counseling assistance; education support; and on‑site services, such as health centers and fitness facilities.

Career Growth and Development

We invest in professional development and growth to strengthen employee motivation, performance, and retention. Our talent development programs equip employees with the tools and resources needed to advance their careers, build critical skills, and lead effectively within the organization. To support this, we introduced a career framework tool that helps employees define their career goals, develop the capabilities required to achieve them, and explore internal opportunities aligned with their aspirations.

Turnover

We monitor employee turnover rates both regionally and globally. Our workforce has an average tenure of approximately 12 years, and about 44% of employees have been with onsemi for more than a decade. We believe that our compensation philosophy, combined with the career growth and development opportunities we provide, supports longer employee tenure and helps reduce voluntary turnover.

Information about Our Executive Officers

Certain information concerning our executive officers as of February 9, 2026 is set forth below.

Name	Age	Position
Hassane El-Khoury	46	President, Chief Executive Officer and Director
Thad Trent	58	Executive Vice President and Chief Financial Officer
Simon Keeton	53	Group President, PSG
Sudhir Gopalswamy	56	Group President, ISG and AMG

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

Thad Trent. Mr. Trent was appointed Executive Vice President and Chief Financial Officer of onsemi in February 2021. Mr. Trent has held several leadership roles throughout his career, and he currently serves on the board of directors of Lumentum Holdings Inc. as well as the board of Leia Inc. He previously served as Chief Financial Officer at Cypress ("Cypress CFO") responsible for strategic planning, accounting, investor relations, tax, corporate development and information technology. He first joined Cypress in 2005 and served as Cypress CFO from June 2014 until its sale to Infineon in April 2020. Under his leadership, Cypress’ revenue increased from $723 million to $2.5 billion, and the enterprise value increased five times during his tenure as Cypress CFO. He is a seasoned finance professional with progressive leadership and management experience with both global publicly held technology companies and startups. Mr. Trent has a proven track record of driving sustainable financial performance, transformative mergers and acquisitions, operational excellence, process efficiency, financial leadership and robust compliance and regulatory control. He earned his Bachelor of Science in business administration and finance at San Diego State University.

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
Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described below and other information in this Form 10-K and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described below are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the following trends, risks or uncertainties occurs or continues, our business, financial condition or operating results could be materially and adversely affected, the trading price of our securities could decline, and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.
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
Our manufacturing network includes multiple owned and third-party facilities, which may each produce one or more components necessary for the assembly of a single product. As a result of this interdependence, an operational disruption at a single facility may have a disproportionate impact on our ability to produce many of our products. In the event of such a disruption, we may be unable to effectively source replacement components on acceptable terms from qualified third parties, in which case our ability to produce many of our products could be materially disrupted or delayed. Conversely, some of our facilities are single source facilities that only produce one of our end-products, and a disruption at any such facility would materially delay or cease production of the related product. In the event of any such operational disruption, we may experience difficulty in beginning production of replacement components or products at new facilities or transferring production to other existing facilities, any of which could result in a loss of future revenues and materially adversely affect our business and results of operations.
In addition, for certain manufacturing activities and for the supply of raw materials, we utilize third-party suppliers. Our agreements with these suppliers typically require us to commit to purchase goods or services based on forecasted product needs, which may be inaccurate, and, in some cases, require longer-term commitments. We are also dependent upon a limited number of highly specialized third-party suppliers for required components and materials for certain of our key technologies. Arranging for replacement manufacturers and suppliers can be time-consuming and costly, and the number of qualified alternative providers can be extremely limited. Our business operations, productivity and customer relations could be materially adversely affected if these contractual relationships were disrupted or terminated, the cost of such services increased significantly, the quality of the services deteriorated or our forecasted needs proved to be materially incorrect. Generally, our agreements with suppliers of raw materials impose no minimum or continuing supply obligations, and we obtain our raw materials and supplies from a large number of sources. However, shortages could occur in various essential raw materials, and if we are unable to obtain adequate supplies of raw materials in a timely manner, the costs of our raw materials increase significantly, their quality deteriorates or they give rise to compatibility or performance issues in our products, our results of operations could be materially adversely affected.
Our manufacturing efficiency is contingent upon the operations of these interdependent processes and will continue to be an important factor in our future profitability, and there can be no assurance that we will be able to maintain our manufacturing efficiency, increase our manufacturing efficiency to the same extent as our competitors when facing an increased demand, or be successful in our manufacturing rationalization plans. For example, public health crises may cause disruption to our domestic and international operations. Any associated worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures and/or other travel or health-related restrictions could, depending on the magnitude of such effects on our manufacturing activities (or activities of our suppliers, third-party distributors or sub-contractors), cause disruption and delay to our supply chain, manufacturing and product shipments. Such disruption and delays could materially adversely affect our business, results of operations and financial condition.
In addition, if we are unable to utilize our manufacturing facilities, testing facilities and external manufacturers at expected or minimum purchase obligation levels, or if production capacity increases while revenue does not, the fixed costs and other operating expenses associated with these facilities and arrangements will not be fully absorbed, resulting in higher average unit costs and lower gross profits, which could have a material adverse effect on our results of operations. Further, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this could strain our manufacturing and supply chain operations and negatively impact our working capital. Moreover, if we are unable to accurately forecast demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. If we purchase or commit to purchase inventory in anticipation of customer demand that does not materialize, or such inventory is rendered obsolete by the rapid pace of technological change, or if customers reduce, delay or cancel orders, we may incur excess or obsolete inventory charges.
We may be unable to implement certain business strategies and restructuring initiatives and the pursuit of such strategies and initiatives could materially adversely affect our business and results of operations.
We may from time to time determine to implement business strategies and restructuring initiatives. Because our strategies and restructuring activities may involve changes to many aspects of our business, including the location of our production facilities and personnel and the potential exit of certain product lines and businesses, our ability to successfully execute these activities depends on a number of factors, many of which are outside of our control. If we are not able to effectively manage or efficiently implement these strategies and/or restructuring initiatives for reasons within or outside of our control, then our business operations could be materially adversely affected.
In addition, implementation of a business strategy may lead to the disruption of our existing business operations. Similarly, the contingent risks associated with transferring our existing operations to an acquirer, as is the case with several transition services being provided in connection with some of our prior divestitures, could materially impact our financial condition or results of operations and/or could disrupt our existing operations, especially if the acquirer is unable to meet its commitments under any transition services agreements or if the acquirer encounters financial difficulty. Furthermore, any adjustments we make to our manufacturing capacity, whether in response to customer demand or based on business strategy (such as increasing investment in capacity for new products and technology or divesting non-strategic operations), may adversely impact our existing operations or our customer relationships, require additional management time and effort to implement successfully, and, in the case of capacity expansion, lead to higher than anticipated capital expenditures. There are inherent execution risks in expanding or right-sizing production capacity, whether at one of our own factories or at a third-party factory that we utilize, all of which could increase our costs and negatively impact our operating results.
The failure to successfully and timely realize the anticipated benefits of these transactions or strategies could have a material adverse effect on our profitability, financial condition or results of operations. In addition, even if we fully execute and implement these activities, there may be other unforeseeable and unintended consequences that could materially adversely impact our profitability and business, including unintended employee attrition or harm to our competitive position. To the extent that our strategy or restructuring initiatives do not enhance our profitability or yield other anticipated benefits, our results of operations may be materially adversely affected.
If we are unable to identify and make the substantial research and development investments or develop new products required to satisfy customer demands, our business, financial condition and results of operations may be materially adversely affected.
The semiconductor industry requires substantial investment in research and development in order to develop and bring to market enhanced technologies and products. The development of new products is complex and time-consuming, often requiring significant capital investment and lead time for development and testing. We cannot assure you that we will have sufficient resources to maintain the level of investment in research and development required to remain competitive. In addition, the lengthy development cycle for certain of our products could limit our ability to adapt quickly to changes affecting the product markets and requirements of our customers and end-users, and we may be unable to develop innovative responses to our customers’ and end-users’ evolving needs on the timelines they require or at all. There can be no assurance that we will win competitive bid selection processes, known as "design wins," for new products. In addition, design wins do not guarantee that we will make customer sales or generate sufficient revenue to recover design and development investments, realize a return on the capital expended or achieve expected gross margins, as expenditures for technology and product development are generally made before the commercial viability for such developments can be assured. To the extent that we underinvest in our research and development efforts, fail to recognize the need for innovation with respect to our products, or our investments and capital expenditures in research and development do not lead to sales of new products, we may be unable to bring to market technologies and products attractive to customers and our business, financial condition and results of operations may be materially adversely affected. Further, products that are commercially viable may not have an immediate impact on our revenue or contribute to our operating results in a meaningful way until at least a few years after they are introduced into the market. Developing and selling new products or expanding sales to new customers, including government entities, may subject us to additional regulations and legal obligations. Our failure to comply with such requirements could increase our operational risks and reduce our competitiveness.
The semiconductor industry is characterized by rapidly evolving technologies, innovation, short product life cycles, evolving regulatory and industry standards and certifications, changing customer needs, wide fluctuations in supply and demand and frequent new product introductions. Products are often replaced by more technologically advanced substitutes and, as demand for older technology falls, the price at which such products can be sold drops. If we cannot advance our process technologies or improve our production efficiencies to a degree sufficient to maintain required margins, we will not be able to make a profit from the sale of older products. In certain limited cases, we may not be able to cease production of older products, either due to contractual obligations or for customer relationship reasons and, as a result, may be required to bear a loss on such products for a sustained period of time. If reductions in our production costs fail to keep pace with reductions in market prices for products we sell, our business and results of operations could be materially adversely affected. If our new product development efforts fail to align with the needs of our customers, our business and results of operations could be materially adversely affected.
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
If we are unable to compete effectively, our competitive position could be weakened relative to our peers, which would have a material adverse effect on our business and results of operations. Our future success depends on many factors, including the development of new technologies and effective commercialization and customer acceptance of our products, and our ability to increase our position in current markets, expand into adjacent and new markets, and optimize operational performance. Products or technologies developed by competitors may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, features, system compatibility, ease of use, customized design, innovation, availability, delivery timing and reliability. If we fail to compete effectively on developing strategic relationships with customers and customer sales and technical support, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Our gross margins may fluctuate across time periods and operating segments and could experience volatility or downward pressure due to a variety of factors. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.
The semiconductor industry has experienced, and may continue to experience, significant consolidation among companies and vertical integration among customers. Larger competitors resulting from consolidations may have certain advantages over us, and we may be at a competitive disadvantage if we fail to identify attractive opportunities to acquire companies to expand our business. Consolidation among competitors and integration among customers could erode our market share, impair our capacity to compete and require us to restructure our operations, any of which could have a material adverse effect on our business.
In addition, some of our competitors may receive governmental subsidies or other incentives that give them a competitive advantage over us. For example, the United States and the European Union have enacted legislation to provide funding and incentives for semiconductor research, development, and manufacturing in their respective regions. If we are unable to access such funding or incentives, or if any awards or incentives we do receive are reduced, terminated or clawed back, or if our competitors receive more funding or incentives than we do, we may be at a disadvantage in developing and producing new or improved products or technologies, which could adversely affect our market share, revenue and profitability.

Because a significant portion of our revenue is derived from customers in the automotive and industrial end-markets, including revenue pursuant to our long-term supply agreements, a downturn or lower sales to customers in either end-market could materially adversely affect our business and results of operations.
A significant portion of our sales are made to customers within the automotive industry and the industrial sector, and the demand for our products depends in part on the market conditions in these end-markets. Sales into the automotive and industrial end-markets represented approximately 51% and 28% of our revenue, respectively, for the year ended December 31, 2025. The automotive industry is cyclical and the industrial sector tends to thrive during a time of economic expansion. As a result, our customers in each end-market are sensitive to changes in general economic conditions, inflationary pressure, changes in interest rates, disruptive innovation and end-market preferences, any of which can adversely affect sales of our products and, correspondingly, our results of operations. Changes in demand in these end-markets (such as fluctuations in demand for EVs), or changes that have the potential to disrupt sales activities to customers in these end-markets, can significantly impact our operating results. Additionally, the quantity and price of our products sold to customers in each end-market could decline despite continued growth in such end-markets. Lower sales to customers in either end-market may have a material adverse effect on our business and results of operations.
We had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of the total revenue for the years ended 2025 and 2024, respectively, across all reportable segments. Although we are not dependent on any single customer, a significant disruption in key customer relationships could adversely affect our business. Further, we could experience fluctuations in our customer base or the mix of revenue by customer or end-market, as markets and strategies evolve.
Further, to the extent we have long-term supply agreements with our customers that include fixed pricing, we could be subject to fluctuating manufacturing costs that could negatively impact our profitability. Additionally, under our long-term supply agreements, we could incur certain obligations if we are not able to fulfill our commitments. Furthermore, certain customers, from time to time, have sought and may seek to amend or cancel the delivery or other terms of their long-term supply agreements with us. When any such contractual amendments are made, the timing, pricing or amount of products delivered under such long-term supply agreements may be modified in circumstances where we believe it advances the long-term customer relationship. Such an event could have an impact on our results of operations.
Our operating results depend, in part, on the performance of independent distributors.
A portion of our sales occurs through global and regional distributors that are not under our control. We rely on distributors to grow and develop their customer base and anticipate customer needs, and any lack of or underperformance in such actions by our distributors may adversely affect our results of operations. These independent distributors also generally represent product lines offered by several companies and are not subject to any minimum sales requirements or obligation to market our products to their customers. Accordingly, distributors could reduce their sales efforts for our products or choose to terminate their representation of us. In addition, in the event a distributor were to face financial difficulty, experience significant operational disruptions or terminate its operations, our revenue, cash flow, and results of operations may be adversely affected. Furthermore, if a significant distributor terminates its operations or merges with another distributor, we may be more reliant and dependent on the distribution network of our remaining distributors. Additionally, we rely on our distributors to provide accurate and timely sales reports in order for us to be able to generate financial reports that accurately represent distributor sales of our products during any given period. Any inaccuracies or untimely reports could adversely affect our ability to produce accurate and timely financial reports and recognize revenue.
Changes in, and the regulatory implementation of, tariffs or other government trade policies or geopolitical conditions could reduce demand for our products, limit our ability to sell our products to certain customers or our ability to comply with applicable laws and regulations, which may materially adversely affect our business and results of operations.
The imposition of or increase in tariffs, export controls and other trade restrictions as a result of international trade disputes or changes in trade policies or political conditions may adversely affect our sales and profitability. In addition, the global geopolitical uncertainty or escalation of geopolitical tensions involving countries where we or our suppliers operate or any retaliatory actions from such governments could have a material adverse effect on our business and results of operations.
More specifically, our assembly and test operations facility located in Leshan, China, which is owned by Leshan-Phoenix Semiconductor Company Limited, a joint venture company in which we own 80% of the outstanding equity interests, may be subjected to increased costs or additional trade restrictions stemming from the geopolitical tension between the United States and China. The U.S. Department of Commerce may add additional Chinese companies to its restricted entity list or unverified list and regulatory bodies of either country may take other actions that could expand licensing requirements or otherwise impact the market for our products and our revenue. These rules may require us to apply for and obtain additional export licenses to supply certain of our products to customers in China, and there is no assurance that we will be issued licenses that we apply for on a timely basis or at all. Additional tariffs, export controls or other trade restrictions between the two countries could materially adversely affect our results of operations.
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
Our power technologies designed for AI use may not capture market share as expected, and issues related to the responsible use of AI may adversely affect our business.
Our extensive range of power technologies are used to help power AI data centers and we expect this part of our business to grow. The emergence of big data and new tools such as machine learning and AI that capitalize on the availability of large data sets is leading semiconductor manufacturers to pursue new products and approaches, and there is intense competition to capture a share of this emerging market. We may not be able to develop and offer the technology solutions that our AI-focused customers demand in a timely manner or effectively, which could have a materially adverse effect on our business. Our failure to commercialize new technologies that can power AI data centers in a timely manner or at all could result in a loss of market share, unanticipated costs and inventory obsolescence, which could adversely affect our financial results. In addition, if AI-related technologies fail to achieve the effectiveness or adoption levels currently anticipated, including due to insufficient available power or other utilities, or if our customers delay or scale back their AI deployments, demand for our AI-related products and solutions and returns on associated investments could be materially lower than we currently expect.
As with many new emerging technologies, AI presents risks and challenges and has prompted legal, social and ethical concerns relating to its responsible use that could affect its adoption. Third-party misuse of AI applications, models, or solutions, or ineffective or inadequate AI development or deployment practices by our customers could cause harm to individuals or society and impair the public’s acceptance of AI, which would in turn adversely affect our business. Further, because AI has become the focus of significant societal and regulatory debate, including concerns about safety, bias, misuse and environmental impact, our association with AI infrastructure could expose us to reputational harm, stakeholder criticism or increased regulatory scrutiny, even if we do not control the design or use of AI systems that incorporate our products. In addition, compliance with evolving government regulations worldwide related to AI may increase the costs related to the development of AI products and solutions and limit global adoption, which may also adversely impact demand for our AI-related products and solutions.
We are exposed to risks related to the use of AI tools by us and others.
We are increasingly incorporating AI tools and capabilities into our business operations where we believe appropriate, which may subject us to significant competitive, legal, regulatory and other risks. There can be no assurance that our use of AI tools will enhance our business operations or result in a benefit to us. Our competitors may be more successful in their use of AI tools, including by developing superior products or improving their operations with the assistance of AI. Additionally, there could be adverse impacts from inaccurate or flawed algorithms. Our use of AI tools could also result in the loss of confidential information or intellectual property or an inability to claim or enforce intellectual property rights, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company data. The jurisdictions in which we conduct business have and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI tools, or subject us to legal liabilities.
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
Manufacturing semiconductors is a highly complex and precise process, requiring production in a tightly controlled, clean environment. Minute impurities in our manufacturing materials, contaminants in the manufacturing environment, manufacturing equipment failures, and other defects can cause our products to be non-compliant with customer requirements or otherwise nonfunctional. We face exposure to warranty and product liability claims if our products fail to perform as expected or their failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of our designed products are or are alleged to be defective, we may be required to participate in their recall. As suppliers become more integrally involved in electrical design, OEMs are increasingly expecting them to warrant their products and are looking to them for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against us in excess of our available insurance coverage, if any, and established reserves, or a requirement that we participate in a product recall, could have material adverse effects on our business, results of operations and financial condition. Additionally, if our products fail to perform as expected or their failure results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially adversely affect our business, reputation, results of operations and financial condition. Even if our products meet standard specifications, our customers may attempt to use our products in applications for which our products were not designed or in customer products that were not designed or manufactured properly, resulting in product failures and creating customer satisfaction issues, which may harm our reputation.
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
We have sizeable operations in the Asia/Pacific region and Europe and, although a majority of our revenue is denominated in U.S. dollars, a significant portion of our cost of revenue and operating expenses are payable in foreign currencies. As a result, currency fluctuations and changes in foreign exchange regulations can have a material adverse effect on our liquidity and financial condition.
In addition, repatriation of funds held outside the United States could have adverse tax consequences and could be subject to delay due to required local country approvals or local obligations. Foreign exchange regulations may also limit our ability to convert or repatriate foreign currency. If we have a lower amount of cash and cash equivalents in the United States, our financial flexibility may be reduced, which could have a material adverse effect on our ability to make interest and principal payments due under our various debt obligations. Restrictions on repatriation or the inability to use cash held abroad to fund our operations in the United States may have a material adverse effect on our liquidity and financial condition.
Trends, Risks and Uncertainties Related to Intellectual Property
If our technologies are subject to claims of infringement on the IP rights of others, efforts to address such claims could have a material adverse effect on our results of operations.
We may from time to time be subject to claims that we may be infringing the IP rights of others. If necessary or desirable, we may seek licenses under such IP rights. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for IP that we use could cause us to incur substantial liabilities or to suspend the manufacture or shipment of products or our use of processes requiring such technologies. Further, we may be subject to IP litigation, which could cause us to incur significant expense, materially adversely affect sales of the challenged product or technologies and divert the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome or pursuant to the terms of a settlement of any such litigation, we may be required to pay substantial damages or settlement costs; indemnify customers or distributors; cease the manufacture, use, sale or importation of infringing products; expend significant resources to develop or acquire non-infringing technologies; discontinue the use of certain processes; or obtain licenses, which may not be available on reasonable terms, to continue the use, development and/or sale of the allegedly infringing technologies.
The outcome of IP litigation is inherently uncertain and, if not resolved in our favor, could materially adversely affect our business, financial condition and results of operations.
If we fail to, or are unable to, adequately protect the IP we have developed or licensed, our competitive position, business and results of operations could be materially and adversely affected.
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
Infringement or misappropriation of our IP could result in lost market and revenue opportunities, and if we are unable to enforce and protect our IP, it could have an adverse impact on our competitive position and business. Further, our assertion of IP rights often results in the other party seeking to assert alleged IP rights of its own against us, which may materially and adversely impact our business. An unfavorable ruling in these sorts of matters could include money damages or an injunction prohibiting us from manufacturing or selling one or more products, which could in turn negatively affect our business, results of operations or cash flows.
In addition, some of our products and technologies are not covered by any patents or pending patent applications. We seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that persons or institutions will not assert rights to IP arising out of our research. If we fail to, or are unable to, adequately protect our IP, competitors may develop products or technologies that duplicate our products or technologies, benefit financially from innovations for which we bore the costs of development and undercut the sales and marketing of our products, all of which could have a material adverse effect on our business and results of operations.
Trends, Risks and Uncertainties Related to Cybersecurity and Data Privacy
Disruptions or breaches of our information technology systems could irreparably damage our reputation and our business, expose us to liability and materially adversely affect our results of operations.
We routinely collect and store sensitive data, including confidential and other proprietary information about our business and our employees, customers, suppliers and business partners. The secure processing, maintenance and transmission of this information is important to our operations and business strategy. We have experienced and expect to continue to experience disruptions, failures or breaches of our information technology environment, such as those caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our cybersecurity measures and/or those of our third-party service providers and/or customers may not detect or prevent such security breaches. Although we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business as of the date of this report, we continue to devote resources to reduce the risk of or alleviate cybersecurity breaches and vulnerabilities, and those costs could be significant. Although we maintain a cybersecurity program to manage cybersecurity risks, our efforts may not be successful and could result in interruptions and delays that may materially impede our sales, manufacturing operations, distribution or other critical functions. Any compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liability to customer claims. Further, AI and quantum computing capabilities are increasingly being used to identify vulnerabilities and craft sophisticated cybersecurity attacks. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. We maintain cyber risk insurance, although an insufficiency or unavailability of insurance coverage could adversely affect our cash flows and overall profitability. Furthermore, our efforts to comply with evolving laws and regulations related to cybersecurity may be costly and any failure to comply could result in investigations, proceedings, investor lawsuits and reputational damage.
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
Our extensive reliance on information technology systems, including reliance on third-party service providers, could have a materially adverse impact on our business, and our substantial investments in such information technology systems could result in significant potential risks and failures.
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
Some of these systems are managed or provided by third-party service providers, including certain cloud platform providers. Failure by these third-party service providers to meet their contractual, regulatory and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve expected efficiencies and result in additional costs to correct errors made by such service providers. Depending on the function involved and despite the availability of contractual remedies against these providers, such errors can also lead to business disruption, systems performance degradation, processing inefficiencies or other systems disruptions, the loss or theft of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation, claims, legal or regulatory proceedings, inquiries or investigations, fines or penalties, remediation costs, damage to our reputation or have a negative impact on employee morale, all of which can materially adversely affect our business.
In addition, we are currently making, and will continue to make, substantial investments in our information technology systems, infrastructure and personnel, including a new enterprise resource planning system implemented in the third quarter of 2025, in certain cases with the assistance of strategic partners and other third-party service providers. These investments involve replacing existing systems, some of which are older, legacy systems that are less flexible and efficient, with successor systems; outsourcing certain technology and business processes to third-party service providers; deploying enhanced end-to-end digital processes (which may include the use of AI); maintaining or enhancing legacy systems that are not currently being replaced; designing or cost effectively acquiring new systems with new functionality; or testing the use and incorporation of AI, including generative AI.
These efforts, including the continued transition to and implementation of the new enterprise resource planning system and related systems, could result in significant potential risks, including failure of the systems to operate as designed, unexpected impacts on related systems or processes, potential loss or corruption of data, failures in security processes and internal controls, cost overruns, implementation delays or errors, disruption of operations, and the potential inability to meet business and reporting requirements. Any system implementation issues or transition difficulties may result in operational challenges, security issues, reputational harm, and increased costs that could adversely affect our business operations, our relationships with our customers, and results of operations.
Trends, Risks and Uncertainties Related to Regulation
Environmental and health and safety liabilities and expenditures could materially adversely affect our results of operations and financial condition.
The semiconductor industry continues to be subject to increasing environmental regulations, particularly those that control and restrict the use, transportation, emission, discharge, storage and disposal of certain chemicals, elements and materials used or produced in the semiconductor manufacturing process. For example, a number of domestic and foreign jurisdictions regulate, or may seek to regulate, the use of a class of chemicals known as per- and polyfluoroalkyl substances (“PFAS”), which are currently used in our products or the manufacture of some of our products, which may negatively impact our supply chain due to the potentially decreased availability, or non-availability, of PFAS-containing products or suitable alternatives. In addition, our operations and those of our suppliers are further governed by regulations focused on conflict minerals and restrictions on other materials, as well as laws or regulations governing the operation of our facilities, sale and distribution of our products, and real property.
We also have operations subject to laws and regulations relating to workplace safety and worker health, which, among other requirements, regulate employee exposure to hazardous substances. We have indemnities from third parties for certain environmental and health and safety liabilities for periods prior to our operations at some of our current and past sites, and we have also purchased environmental insurance to cover certain claims related to historical contamination and future releases of hazardous substances. However, we cannot assure you that such indemnification arrangements and insurance will cover any or all of our material environmental costs. In addition, the nature of our operations exposes us to the continuing risk of environmental and health and safety liabilities including:
•changes in United States and international environmental or health and safety laws, regulations or policies, especially those implemented with immediate effect;
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
We incur costs associated with complying with evolving environmental, health and safety laws and regulations and related disclosure obligations. Failure to comply with these laws or regulations could subject us to significant costs and liabilities. To the extent that we face unforeseen environmental or health and safety compliance costs or remediation expenses or liabilities that are not covered by indemnities or insurance, we may bear the full effect of such costs, expenses and liabilities, which could materially adversely affect our results of operations and financial condition.
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
We operate globally through our foreign subsidiaries and are, therefore, subject to complex income tax and transfer pricing regulations in the United States and foreign jurisdictions. Changes to, or interpretations of, tax legislation or regulations and our operating structure, strategy or investment decisions could significantly increase our effective tax rate, impact our tax obligations and reduce our cash flow from operating activities.
International and domestic initiatives, such as the Organisation for Economic Co-operation and Development's base erosion and profit shifting project and potential U.S. tax reforms, could adversely affect our future reported results of operations or the way we conduct our business. Most of our income is taxable in the United States with a significant portion qualifying for preferential treatment as foreign-derived intangible income (“FDII”). If our customers move manufacturing operations to the United States, our FDII deduction may be reduced.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”). While we are subject to the Corporate Alternative Minimum Tax (“CAMT”), we currently have no CAMT liability. However, future changes in our financial results, business operations, or the interpretation and implementation of the OBBBA could result in a CAMT liability in subsequent periods.
These types of initiatives and changes, as they are adopted or enacted, may increase tax uncertainty and may adversely affect our provision for income taxes, which could have a material impact on our results of operations and financial condition.
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
The expectations of our stakeholders with respect to corporate social and environmental matters are not uniform and can change rapidly. Some investors expect us to disclose corporate social and environmental policies, practices and metrics under voluntary disclosure standards and frameworks while others are critical of or oppose such initiatives. We periodically communicate our strategies, goals and targets related to our corporate social and environmental policies and programs. These strategies, goals and targets, and their underlying assumptions and projections, reflect our current plans and aspirations, but we may be unable to achieve them. It is also possible that our investors might not be satisfied with our policies, programs, goals, performance and related disclosures, or the speed of their adoption, implementation and measurable success, or that we have adopted such policies, programs and commitments at all.
In addition, unfavorable ratings or assessment of our corporate social and environmental policies and programs, including our compliance with certain voluntary disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital.
Furthermore, in pursuit of our goal to achieve net zero emissions by 2040, or in response to future customer or investor expectations and regulatory requirements, we may take certain actions that may result in material expenditures that could impact our financial condition or results of operations and/or disrupt our existing operations.
Trends, Risks and Uncertainties Related to Our Indebtedness
Our debt could materially adversely affect our financial condition and results of operations.
As of December 31, 2025, we had $3,004.9 million of outstanding principal relating to our indebtedness. We may need to incur additional indebtedness in the future to repay or refinance other outstanding debt, to make acquisitions or for other purposes, and if we incur additional debt, the related risks that we now face could intensify. As of December 31, 2025, we had approximately $1.5 billion available for future borrowings under the Revolving Credit Facility. The degree to which we are leveraged could have important consequences for our business and operations, including impacting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, and general corporate purposes.
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
Our ability to generate sufficient cash flow from operating activities to make required payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control. If we do not generate sufficient cash to satisfy our debt obligations as they come due, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all, or would be permitted under the terms of our various debt instruments then in effect.
Furthermore, we cannot assure you that, if we were required to repurchase any of our debt securities upon a change of control or other specified event, our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments or that we would be able to refinance or restructure the payments on those debt securities. If we are unable to repay, refinance or restructure our indebtedness under our collateralized debt, the holders of such debt could proceed against the collateral securing that indebtedness, which could materially negatively impact our results of operations and financial condition. A default under our committed credit facilities, including our Credit Agreement, could also limit our ability to make further borrowings under those facilities, which could materially adversely affect our business and results of operations. In addition, to the extent we are not able to borrow or refinance debt obligations, we may have to issue additional shares of our common stock or instruments convertible into common stock, which would have a dilutive effect to the stockholders immediately prior to such issuance.
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
Borrowings under certain of our facilities from time to time, including under our Credit Agreement, are at variable rates of interest and as a result expose us to interest rate risk. While interest rates have stabilized during 2025, if interest rates increase or remain at elevated levels, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. We may not maintain interest rate swaps with respect to all of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. To the extent the risk materializes and is not fully mitigated, the resulting increase in interest expense could have a material adverse effect on our results of operations. Further, significant changes in our credit rating, disruptions in the global financial markets, or incurrence of new or refinancing of existing indebtedness at higher interest rates could have a material and adverse effect on our access to and cost of capital for future financings, and financial condition.
The timing of the cash payments to service the 0% Notes, the 0.50% Notes and the 3.875% Notes is not entirely in our control and may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy these obligations in a timely manner.
As of December 31, 2025, we had outstanding approximately $804.9 million aggregate principal amount of our 0% Notes, $1,500.0 million aggregate principal amount of our 0.50% Notes and $700.0 million aggregate principal amount of our 3.875% Notes (collectively, the "Outstanding Notes"). Holders of the Outstanding Notes have certain rights that would require us to make repurchases prior to the stated maturity for all or a portion of the amounts due in certain circumstances. For example, holders of the 3.875% Notes have the right to require us to repurchase all of their 3.875% Notes upon the occurrence of certain change of control triggering events accompanied by certain ratings events (as described in the indenture governing the 3.875% Notes) at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any, accrued prior to, but not including, the repurchase date.
Servicing the Outstanding Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under such notes. Our ability to make cash payments in connection with conversions of the 0% Notes or the 0.50% Notes, repurchase any of the Outstanding Notes in the case of an applicable repurchase-triggering event under the respective indentures or repay such notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. There is also no assurance that we will be able to refinance the Outstanding Notes on favorable terms, or at all.
In certain circumstances, an acquisition of our Company and similar triggering events could also trigger an option of the holders of Outstanding Notes to require us to repurchase such notes. This may have the effect of delaying or preventing a takeover of our Company that would otherwise be beneficial to the holders of Outstanding Notes and our common stock, which could materially decrease the value of such notes and of our common stock.
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
Although we have adopted a share repurchase program, we are not obligated to repurchase a specified number or dollar value of shares under our share repurchase program or at all. The amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash and because of changes in tax laws, and the market price of our common stock. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value. Holders of our common stock should be aware that repurchases of our common stock under any repurchase plan then in effect are discretionary and may be suspended or discontinued at any time for any reason regardless of our financial position.

General Risk Factors
We may be unable to successfully make or integrate strategic acquisitions, joint ventures, collaborations or strategic investments, which could materially adversely affect our business, results of operations and financial condition.
We have made, and may continue to make, strategic acquisitions, investments and other alliances including the formation of joint ventures or collaborations that involve significant risks and uncertainties. Successful acquisitions, collaborations and alliances in our industry require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts, often in markets or regions in which we have less experience. Risks related to successful integration of an acquisition include, but are not limited to the ability to integrate information technology and other systems; issues not discovered in our due diligence; customers responding by changing their existing business relationships with us or the acquired company; diversion of management’s attention from our day to day operations; and loss of key employees post-integration. In addition, we may incur unexpected costs or taxes resulting from the acquisition or integration of the newly acquired business. Missteps or delays in integrating our acquisitions, which could be caused by factors outside of our control, or our failure to realize the expected benefits of the acquisitions on the timeline we anticipate, could materially adversely affect our results of operations and financial condition.
Depending on the level of our ownership interest in and the extent to which we can exercise control over the acquired business, we may be required by U.S. generally accepted accounting principles ("GAAP") and SEC rules and regulations to consolidate newly acquired businesses into our consolidated financial statements. The acquired businesses may not have independent audited financial statements or statements prepared in accordance with GAAP, or the acquired businesses may have financial controls and systems that are not compatible with our financial controls and systems, any of which could materially impair our ability to properly integrate such businesses into our consolidated financial statements on a timely basis. Any revisions to, inaccuracies in or restatements of our consolidated financial statements due to accounting for our acquisitions could have a material adverse effect on our financial condition and results of operations.
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
Historically, worldwide semiconductor industry sales have tracked the impacts of adverse economic conditions, specifically financial crises, subsequent recoveries and persistent economic uncertainty. Recent global economic uncertainty could continue and potentially result in certain economies dipping into economic recessions, including in the United States.
We have in the past and could in the future experience period-to-period fluctuations in operating results due to general industry or economic conditions. The onset of an economic recession and volatile or uncertain economic conditions can adversely impact our sales and profitability and make it difficult for us and our competitors to accurately forecast and plan our future business activities. Furthermore, inflationary pressure and increases in interest rates have and may continue to increase our costs, which could negatively impact revenue, earnings and demand for our products. These macroeconomic and global financial risks could also negatively impact the value and liquidity of our investment portfolio.
In addition to general economic conditions, impacts of other macroeconomic events, such as valuation concerns related to AI technologies, continued inflation and labor market concerns, public health crises, geopolitical tensions or conflicts and risks, climate change and other severe weather and natural disasters and uncertainties in global financial markets, could materially adversely impact our operations or those of our suppliers, third party distributors and sub-contractors. If any of these events impact our supply chain or component costs, manufacturing and product shipments could be delayed or such events could materially adversely affect our business, results of operations and financial condition. In addition, disruption of transportation and distribution systems could result in reduced operational efficiency and customer service interruption. Such events can negatively impact revenue and earnings and can significantly impact cash flow.

We have been and may be subject to or involved in litigation or threatened litigation, the outcome of which may be difficult to predict, and which may be costly to defend, divert management attention, require us to pay damages, or restrict the operation of our business.
From time to time, we have been and may be subject to disputes, litigation or regulatory investigations, with and without merit, that may be costly and which may divert the attention of our management and our resources in general. The results of complex legal proceedings are difficult to predict. Moreover, complaints filed against us may not specify the amount of damages that plaintiffs seek, and we therefore may be unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved unfavorably. Even if we are able to estimate losses related to these actions, the ultimate amount of loss may be materially higher than our estimates. Any resolution of litigation, or threatened litigation, could involve the payment of damages or expenses by us, which may be significant or involve an agreement with terms that restrict the operation of our business. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be significant. There can be no assurance that we are adequately insured to protect against all claims and potential liabilities. Allegations made in the course of legal proceedings may also harm our reputation, regardless of whether there is merit to such claims. We can provide no assurance that additional litigation will not be filed against us in the future. See Note 13: “Commitments and Contingencies – Legal Matters” in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for more information on our legal proceedings.
Regulatory and legislative developments related to climate change may materially adversely affect our business and financial condition.
Various jurisdictions have developed or are developing climate change-based laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These legal and regulatory requirements, as well as some investors' heightened expectations, on corporate environmental and social responsibility practices and disclosure are subject to change, can be unpredictable and may be difficult and expensive for us to comply with, given the complexity of our supply chain and our significant outsourced manufacturing. If we are unable to comply, or are unable to cause our suppliers to comply, with such policies or provisions or meet the requirements or expectations of our customers and investors, including any customers and investors that are critical of or oppose such initiatives, a customer may stop purchasing products from us or an investor may sell their shares, or parties may take legal action against us, which could harm our reputation, revenue and results of operations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Given the political significance and uncertainty around the impact of climate change, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or others in our industry could harm our reputation. Any of the foregoing could result in a material adverse effect on our business and financial condition.

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

As of December 31, 2025, we have not identified any risks from cybersecurity threats (including any previous cybersecurity incidents) that have materially affected the Company, our business strategy, our results of operations or our financial condition. For a discussion of risks from cybersecurity threats that could be reasonably likely to materially affect us, please see our Risk Factors discussion under the heading, “Trends, Risks and Uncertainties Related to Technology and Data Privacy” included elsewhere in this Form 10-K.

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

The onsemi cyber security program is based on the internationally recognized standard of ISO/IEC 27001:2022. The cyber program is formally certified by respective outside auditors on an annual basis and maintains certification globally.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol "ON" on the Nasdaq Global Select Market. The stock price details can be obtained from the Nasdaq website at www.nasdaq.com. As of February 4, 2026, there were approximately 151 holders of record of our common stock and 394,020,530 shares of common stock outstanding. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.

Company Stock Performance

The following graph shows a comparison of the five-year cumulative total stockholder return for onsemi, the PHLX Semiconductor Sector Index ("SOX"), and the Standard and Poor's 500 ("S&P 500"). The comparison assumes $100 was invested on December 31, 2020 in shares of our common stock and in both of the indices shown and assumes that all of the dividends were reinvested. Note that past stock price performance is not necessarily indicative of future stock price performance. The performance graph in this Form 10-K shall be deemed furnished, and not filed, and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of this furnishing, except to the extent that we specifically incorporate it by reference.

300.0
200.0
100.0
0.0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
ON
SOX
S&P 500

We have neither declared nor paid any cash dividends on our common stock since our initial public offering. Our future dividend policy with respect to our common stock will depend upon our earnings, capital requirements, financial condition, debt restrictions and other factors deemed relevant by our Board of Directors in its sole discretion.

Our outstanding debt facilities may limit the amount of dividends we are permitted to pay and share repurchases under the Share Repurchase Program and the New Share Repurchase Program (each as defined below). We may pay dividends and buy back shares under the New Share Repurchase Program in an unlimited amount so long as, after giving effect thereto, the consolidated total net leverage ratio (calculated in accordance with our Credit Agreement) does not exceed 2.75 to 1.00. Additionally, under a different provision, so long as no default has occurred and is continuing or results therefrom, our Credit Agreement permits us to pay cash dividends to our common stockholders, buy back shares under the New Share Repurchase Program, or a combination thereof, in an amount up to $350.0 million per year. See Note 9: ''Long-Term Debt'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K for further discussion of our Credit Agreement.

Issuer Purchases of Equity Securities

The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2025:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($) (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs ($ in millions) ($) (3)
October 4, 2025 - October 31, 2025	2,956,354	$50.75	2,956,354	$711.0
November 1, 2025 - November 28, 2025	2,644,513	47.90	2,644,513	592.5
November 29, 2025 - December 31, 2025	3,178,828	54.55	3,178,828	411.0
Total	8,779,695	51.27	8,779,695

(1)The periods represent our fiscal month start and end dates for the fourth quarter of 2025.
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

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”), which allowed for the repurchase of our common stock from time to time through a variety of methods, including in privately negotiated transactions or open market transactions, such as pursuant to a trading plan in accordance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act or a combination of methods. The Share Repurchase Program, which did not require us to purchase any minimum amount of our common stock, allowed for repurchases up to $3.0 billion from February 8, 2023 through December 31, 2025 (exclusive of fees, commissions and other expenses). Any repurchases were at the Company’s discretion and subject to market conditions, the price of our shares and other factors.

The repurchases under the Share Repurchase Program amounted to an aggregate purchase price of approximately $1,375 million during the year ended December 31, 2025 (excluding fees, commissions and other expenses). There were approximately $650 million in repurchases of common stock for the year ended December 31, 2024 and approximately $564 million in repurchases of common stock under the previous share repurchase program during the year ended December 31, 2023 (in each case excluding fees, commissions and other expenses).

New Share Repurchase Program

In November 2025, the Board of Directors approved a new Share Repurchase Program (the "New Share Repurchase Program") under which the Company may repurchase up to an aggregate of $6.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the New Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock or at all, the Company may repurchase shares from January 1, 2026 through December 31, 2028. The New Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

Through February 4, 2026, the Company acquired 2.9 million shares for $175.6 million under the New Share Repurchase Program pursuant to a 10b5-1 trading arrangement.

See Note 10: ''Earnings Per Share and Equity'' of the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for further information on the Share Repurchase Program and the New Share Repurchase Program.

Item 6.    [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited consolidated financial statements, including the notes thereto, which are included elsewhere in this Form 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors and speak only as of the filing date. Actual results could differ materially because of the factors discussed in "Risk Factors" and elsewhere in this Form 10-K.

Executive Overview

This executive overview presents summarized information regarding our business and operating trends only. For further details, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in its entirety.

onsemi Results

Our revenue for the year ended December 31, 2025 was $5,995.4 million, representing a decrease of 15.3% from $7,082.3 million for the year ended December 31, 2024. During 2025, we reported net income attributable to onsemi of $121.0 million compared to $1,572.8 million in 2024. Our operating income totaled $84.2 million during 2025 compared to $1,767.7 million during 2024. Our gross margin decreased by approximately 1,230 basis points to 33.1% in 2025 from 45.4% in 2024. Our operating results were significantly impacted by restructuring, asset impairment and other charges resulting from our 2025 Manufacturing Realignment Program. See Note 7: ''Restructuring, Asset Impairments and Other, net'' for additional information. We also continued to experience decreased demand in our automotive and industrial end-markets resulting in lower sales volumes and the corresponding underutilization of our manufacturing facilities. See discussion under "Results of Operations" for the reasons for the fluctuations year-over-year.

Business and Macroeconomic Environment

The semiconductor industry has traditionally been highly cyclical, and has often experienced significant downturns in connection with, or in anticipation of, declines in general economic conditions. During 2025, the semiconductor industry continued to experience a softening demand and uncertainty due to macroeconomic factors and the geopolitical environment. In this environment, we have focused on operational excellence and cash flow generation. Given the conditions, we are actively managing and have taken corrective actions in our manufacturing capacity and spending to align with the forecasted demand. We intend to continue these actions during 2026.

We continue to implement cost-saving initiatives to be able to align our overall cost structure, capital investments and other expenditures with our expected revenue, spending and capacity levels to help offset softening demand and increased manufacturing and operating costs. We have taken, and continue to take actions, including but not limited to, exiting product lines that do not enhance gross margin or satisfy strategic objectives. We made meaningful progress in aligning internal manufacturing capacity and resources to external demand.

See Note 7: ''Restructuring, Asset Impairments and Other, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for information relating to our most recent cost-saving initiatives.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

A discussion of our results of operations for the year ended December 31, 2025 compared to December 31, 2024 is included below.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2025	2024	Change
Revenue	$5,995.4	$7,082.3	$(1,086.9)
Cost of revenue	4,011.5	3,866.2	145.3
Gross profit	1,983.9	3,216.1	(1,232.2)
Operating expenses:
Research and development	583.6	612.7	(29.1)
Selling and marketing	255.9	273.5	(17.6)
General and administrative	348.9	376.3	(27.4)
Amortization of intangible assets	44.4	52.0	(7.6)
Restructuring, asset impairments and other, net	666.9	133.9	533.0
Total operating expenses	1,899.7	1,448.4	451.3
Operating income	84.2	1,767.7	(1,683.5)
Other income (expense), net:
Interest expense	(70.9)	(62.3)	(8.6)
Interest income	95.1	111.4	(16.3)
Other income, net	22.9	20.6	2.3
Other income (expense), net	47.1	69.7	(22.6)
Income before income taxes	131.3	1,837.4	(1,706.1)
Income tax provision	(7.7)	(262.8)	255.1
Net income	123.6	1,574.6	(1,451.0)
Less: Net income attributable to non-controlling interest	(2.6)	(1.8)	(0.8)
Net income attributable to ON Semiconductor Corporation	$121.0	$1,572.8	$(1,451.8)

The following table summarizes certain information relating to our segment results (in millions):

	2025	As a % of Total	2024	As a % of Total	Dollar Change
Revenue:
PSG	$2,805.1	46.8%	$3,348.2	47.3%	$(543.1)
AMG	2,261.9	37.7%	2,609.1	36.8%	(347.2)
ISG	928.4	15.5%	1,125.0	15.9%	(196.6)
Total	$5,995.4	100.0%	$7,082.3	100.0%	$(1,086.9)

Cost of revenue:
PSG	$2,117.6	52.8%	$1,963.8	50.8%	$153.8
AMG	1,105.4	27.6%	1,302.8	33.7%	(197.4)
ISG	788.5	19.6%	599.6	15.5%	188.9
Total	$4,011.5	100.0%	$3,866.2	100.0%	$145.3

Gross profit: (1)
PSG	$687.5	24.5%	$1,384.4	41.3%	$(696.9)
AMG	1,156.5	51.1%	1,306.3	50.1%	(149.8)
ISG	139.9	15.1%	525.4	46.7%	(385.5)
Total	$1,983.9	33.1%	$3,216.1	45.4%	$(1,232.2)

(1)Gross profit margin as a percent of respective segment revenue balances

Revenue

Revenue was $5,995.4 million and $7,082.3 million for 2025 and 2024, respectively. The decrease from 2024 to 2025 of $1,086.9 million, or 15.3%, was attributable primarily to lower sales volumes across all reportable segments, which are further explained below. We had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of the total revenue for the years ended December 31, 2025 and 2024, respectively, with sales across all reportable segments.

Revenue from PSG

Revenue from PSG decreased by $543.1 million, or approximately 16.2%, during 2025 compared to 2024. This was driven by a decrease in revenue of $438.0 million and $120.2 million in the automotive and industrial end-markets, respectively, which was partially offset by increased revenue of $15.1 million in other end-markets which include AI data centers.

Revenue from AMG

Revenue from AMG decreased by $347.2 million, or approximately 13.3%, during 2025 compared to 2024. This was driven by decreases in revenue of $204.1 million and $161.5 million in the automotive and other end-markets, respectively, which was partially offset by an increase of $18.4 million within the industrial end-market. The decrease in the other end-market primarily related to the reduction of manufacturing services revenue at our EFK location.

Revenue from ISG

Revenue from ISG decreased by $196.6 million, or approximately 17.5%, during 2025 compared to 2024. This was driven by decreases in revenue of $177.9 million and $24.2 million in the automotive and industrial end-markets respectively, which was partially offset by increased revenue of $5.5 million in other end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	2025	As a % of Revenue (1)	2024	As a % of Revenue (1)
Hong Kong	$1,634.8	27.3%	$1,779.3	25.1%
United Kingdom	1,347.0	22.5%	1,637.8	23.1%
Singapore	1,252.4	20.9%	1,733.2	24.5%
United States	1,230.6	20.5%	1,307.5	18.5%
Other	530.6	8.8%	624.5	8.8%
Total Revenue	$5,995.4		$7,082.3

(1)Certain of the amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit was $1,983.9 million and $3,216.1 million for 2025 and 2024, respectively, representing a decrease of $1,232.2 million or approximately 38.3%. We recorded excess and obsolete inventory charges of $268.2 million, of which $230.3 million related to inventory primarily considered work in progress within the ISG reportable segment, as a result of changes in business strategy due to the 2025 Manufacturing Realignment Program. See Note 7: ''Restructuring, Asset Impairments and Other, net'' for additional information. We also continued to experience a decline in sales volume across end-markets.

Our gross margin decreased by 12.3 percentage points from 45.4% for the year ended December 31, 2024 to 33.1% for the year ended December 31, 2025, primarily due to the impact of the factors explained in the segment gross margin sections below.

PSG gross profit decreased by $696.9 million, primarily driven by the decline in sales volume in the automotive and industrial end-markets. Also contributing to the decrease in gross profit was the $43.9 million write-off of consumables and manufacturing supplies associated with the manufacturing capacity reduction actions taken under the 2025 Manufacturing Realignment Program. PSG gross margin decreased by 16.8 percentage points to 24.5% from 41.3%, primarily as a result of the decline in sales volume, underutilization of our manufacturing facilities, the related impact of unfavorable product mix, and the impact of the consumables and manufacturing supplies write-off discussed above.

AMG gross profit decreased by $149.8 million, primarily driven by the decline in sales volume in the automotive and industrial end-markets. AMG gross margin increased by 1.0 percentage point to 51.1% from 50.1%, primarily due to the reduction in the lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $385.5 million, primarily driven by the $230.3 million excess and obsolete inventory charges discussed above. The decline in sales volume in the automotive and industrial end-markets also added to the decrease. ISG gross margin decreased 31.6 percentage points to 15.1% from 46.7%, primarily due to the excess and obsolete inventory charges resulting from certain strategy changes in connection with the 2025 Manufacturing Realignment Program.

Operating Expenses

Research and Development

Research and development expenses were $583.6 million and $612.7 million, or approximately 10% and 9% of revenue for 2025 and 2024, respectively, representing a decrease of $29.1 million, or approximately 5% year-over-year. The decrease was primarily due to a decrease in production supplies, outside services and payroll-related expenses as a result of the restructuring program.

Selling and Marketing

Selling and marketing expenses were $255.9 million and $273.5 million, or approximately 4% of revenue for both 2025 and 2024, representing a decrease of $17.6 million, or approximately 6% year-over-year. The decrease was primarily related to a decrease in payroll-related expenses as a result of the restructuring program.

General and Administrative

General and administrative expenses were $348.9 million and $376.3 million, or approximately 6% and 5% of revenue for 2025 and 2024, respectively, representing a decrease of $27.4 million, or approximately 7% year-over-year. The decrease was primarily due to a decrease in consulting fees and payroll-related expenses as a result of the restructuring program.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $44.4 million and $52.0 million for 2025 and 2024, respectively, representing a decrease of $7.6 million, or approximately 15%, year-over-year due to previously acquired assets becoming fully amortized during 2025.

Restructuring, Asset Impairments and Other Charges, net

Restructuring, asset impairments and other charges, net was $666.9 million and $133.9 million for 2025 and 2024, respectively, representing an increase of $533.0 million. Amounts incurred during 2025 primarily represent severance and asset impairment charges associated with the 2025 Manufacturing Realignment Program. Charges in 2024 related primarily to the 2024 business realignment efforts. For additional information, see Note 7: ''Restructuring, Asset Impairments and Other, net'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.

Other Income and Expenses

Interest Expense

Interest expense increased by $8.6 million, or approximately 14%, to $70.9 million during 2025 compared to $62.3 million in 2024. Our average gross amount of long-term debt balance during 2025 and 2024 was $3,379.9 million and $3,379.9 million, respectively. Interest expense increased due to an increase in our average interest rate on our long-term debt. Our weighted average interest rate was 2.1% and 1.8% per annum in 2025 and 2024, respectively.

Interest income

Interest income decreased by $16.3 million, or approximately 15%, to $95.1 million during 2025 compared to $111.4 million in 2024, primarily attributable to lower interest rates on cash and cash equivalents and short-term investments.

Other income, net

Other income, net was $22.9 million and $20.6 million in 2025 and 2024, respectively. The increase was primarily driven by slightly higher dividend income in 2025.

Income Tax Provision

We recorded an income tax provision of $7.7 million and $262.8 million in 2025 and 2024, respectively, representing effective tax rates of 5.9% and 14.3%. The change in the effective tax rate was primarily driven by lower income before income taxes, which increased the rate impact of discrete items.

For additional information, see Note 16: ''Income Taxes'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Comparison of the years ended December 31, 2024 and 2023

A discussion of our results of operations for the year ended December 31, 2024 compared to December 31, 2023 is included below.

Operating Results

The following table summarizes certain information relating to our operating results that has been derived from our audited consolidated financial statements (in millions):

	Year ended December 31,
	2024	2023	Change
Revenue	$7,082.3	$8,253.0	$(1,170.7)
Cost of revenue	3,866.2	4,369.5	(503.3)
Gross profit	3,216.1	3,883.5	(667.4)
Operating expenses:
Research and development	612.7	577.3	35.4
Selling and marketing	273.5	279.1	(5.6)
General and administrative	376.3	362.4	13.9
Amortization of intangible assets	52.0	51.1	0.9
Restructuring, asset impairments and other, net	133.9	74.9	59.0
Total operating expenses	1,448.4	1,344.8	103.6
Operating income	1,767.7	2,538.7	(771.0)
Other income (expense), net:
Interest expense	(62.3)	(74.8)	12.5
Interest income	111.4	93.1	18.3
Loss on debt refinancing and prepayment	—	(13.3)	13.3
Loss on divestiture of businesses	—	(0.7)	0.7
Other income (expense), net	20.6	(7.2)	27.8
Other income (expense), net	69.7	(2.9)	72.6
Income before income taxes	1,837.4	2,535.8	(698.4)
Income tax provision	(262.8)	(350.2)	87.4
Net income	1,574.6	2,185.6	(611.0)
Less: Net income attributable to non-controlling interest	(1.8)	(1.9)	0.1
Net income attributable to ON Semiconductor Corporation	$1,572.8	$2,183.7	$(610.9)

The following table summarizes certain information relating to our segment results (in millions):

	2024	As a % of Total	2023	As a % of Total	Dollar Change
Revenue:
PSG	$3,348.2	47.3%	$3,880.4	47.0%	$(532.2)
AMG	2,609.1	36.8%	3,057.1	37.0%	(448.0)
ISG	1,125.0	15.9%	1,315.5	16.0%	(190.5)
Total	$7,082.3	100.0%	$8,253.0	100.0%	$(1,170.7)

Cost of revenue:
PSG	$1,963.8	50.8%	$2,058.5	47.1%	$(94.7)
AMG	1,302.8	33.7%	1,635.8	37.4%	(333.0)
ISG	599.6	15.5%	675.2	15.5%	(75.6)
Total	$3,866.2	100.0%	$4,369.5	100.0%	$(503.3)

Gross profit: (1)
PSG	$1,384.4	41.3%	$1,821.9	47.0%	$(437.5)
AMG	1,306.3	50.1%	1,421.3	46.5%	(115.0)
ISG	525.4	46.7%	640.3	48.7%	(114.9)
Total	$3,216.1	45.4%	$3,883.5	47.1%	$(667.4)

(1)Gross profit margin as a percent of respective segment revenue balances.

Revenue

Revenue was $7,082.3 million and $8,253.0 million for 2024 and 2023, respectively. The decrease from 2023 to 2024 of $1,170.7 million, or 14.2%, was attributable primarily to lower sales volumes across all segments, which are further explained below. We had one customer, a distributor, whose revenue accounted for approximately 10% of our total revenue for the year ended December 31, 2024, with sales across all reportable segments. There was no customer whose revenue exceeded 10% of total revenue for the year ended December 31, 2023.

Revenue from PSG

Revenue from PSG decreased by $532.2 million, or approximately 13.7%, during 2024 compared to 2023. This was driven by a decrease in revenue of $168.3 million, $267.7 million and $96.2 million in the automotive, industrial and other end-markets, respectively.

Revenue from AMG

Revenue from AMG decreased by $448.0 million, or approximately 14.7%, during 2024 compared to 2023. This was driven by a decrease in revenue of $182.3 million, $119.7 million and $146.0 million in the automotive, industrial and other end-markets, respectively. The decrease in the other end-market primarily relates to the reduction of manufacturing services revenue at our EFK location.

Revenue from ISG

Revenue from ISG decreased by $190.5 million, or approximately 14.5%, during 2024 compared to 2023. This was driven by a decrease in revenue of $68.5 million, $90.2 million and $31.8 million in the automotive, industrial and other end-markets, respectively.

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

PSG gross profit decreased by $437.5 million, primarily driven by the decline in sales volume in the automotive and industrial end-markets. PSG gross margin decreased by 5.7 percentage points to 41.3% from 47.0%, primarily as a result of the decline in volume, underutilization of our manufacturing facilities, and the related impact of unfavorable product mix.

AMG gross profit decreased by $115.0 million, primarily driven by the decline in sales volume in the automotive, industrial, and other end-markets. AMG gross margin increased by 3.6 percentage points to 50.1% from 46.5%, primarily due to the reduction in the lower-margin manufacturing services revenue at our EFK location.

ISG gross profit decreased by $114.9 million, primarily driven by the decline in sales volume in the automotive and industrial end-markets. ISG gross margin decreased 2.0 percentage points to 46.7% from 48.7%, primarily driven by lower sales volumes and the related impact of unfavorable product mix.

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

Other Operating Expenses

Amortization of Intangible Assets

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

Loss on Debt Refinancing and Prepayment

There were no debt refinancing or prepayment transactions during 2024. We recorded a loss on debt refinancing and prepayment of $13.3 million during 2023 due to the write-off relating to the repayment of the Term Loan "B" Facility. See "Key Financing and Capital Events" below and Note 9: ''Long-Term Debt'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of our indebtedness and our refinancing activities.

Other income (expense), net

Other income (expense), net was income of $20.6 million in 2024, compared to expense of $7.2 million in 2023. We received $9.5 million of dividend income in 2024 with no corresponding amounts in 2023. Actuarial gains on pension plans were $12.2 million in 2024 compared to losses of $4.0 million during 2023 and fluctuations in foreign currencies resulting in increased transaction gains.

Income Tax Provision

We recorded an income tax provision of $262.8 million and $350.2 million in 2024 and 2023, respectively, representing effective tax rates of 14.3% and 13.8%.

For additional information, see Note 16: ''Income Taxes'' in the notes to the audited consolidated financial statements included elsewhere in this Form 10-K.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $2,147.6 million and $400.0 million, respectively, as of December 31, 2025 and our Revolving Credit Facility had approximately $1.5 billion available for future borrowings as of December 31, 2025.

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

Sources and Uses of Cash

The following are the significant sources and uses of cash during 2025:
•Cash flows from operating activities of $1,759.8 million.
•Payments for property, plant & equipment of $341.2 million.
•Repurchases of approximately 27.9 million shares of common stock for an aggregate purchase price of approximately $1,375 million under the Share Repurchase Program.
•Repayment of $375.0 million of borrowings on the Revolving Credit Facility.

Operating Activities

Our long-term cash generation is dependent on our ability to generate cash from our operations. Our cash flows from operating activities were $1,759.8 million, $1,906.4 million and $1,977.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our operating cash flows for the year ended December 31, 2025 decreased by $146.6 million, or 7.7%, compared to the year ended December 31, 2024 and was primarily attributable to a reduction in net income driven by lower end-market demand for our products partially offset by the timing of cash receipts and payments related to working capital balances.

Our ability to maintain positive operating cash flows is dependent on, among other factors, our success in achieving our revenue goals and meeting manufacturing and operating cost targets. Management of our assets and liabilities, including both working capital and long-term assets and liabilities, also influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $538.5 million, $1,009.8 million and $1,737.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The decrease of $471.3 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to a significant decrease in capital expenditures, the net impact of purchases and maturities of short-term investments. During the years ended December 31, 2025, 2024, and 2023, we paid $341.2 million, $694.0 million and $1,539.1 million, respectively, for capital expenditures. Cash paid towards capital expenditures as a percent of revenue for the years ended December 31, 2025, 2024, and 2023 was approximately 6%, 10%, and 19%, respectively. In 2026, based on current plans, we expect capital expenditures to be approximately 5% of revenue.

Financing Activities

Our cash flows used in financing activities were $1,763.8 million, $683.8 million and $686.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. We used cash to repay $375.0 million of borrowings on the Revolving Credit Facility and for share repurchases of $1,377.6 million for the year ended December 31, 2025 compared to $654.1 million in 2024.

In November 2025, the Board of Directors approved a New Share Repurchase Program under which the Company may repurchase up to an aggregate of $6.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the New Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock or at all, the Company may repurchase shares from January 1, 2026 through December 31, 2028.

Through February 4, 2026, we acquired 2.9 million shares for $175.6 million under the New Share Repurchase Program, subject to a 10b5-1 trading arrangement. We expect to continue to opportunistically repurchase our shares of common stock under our New Share Repurchase Program subject to market conditions, the price of our shares and other factors (including liquidity needs). The New Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

See Part I, Item 1A "Risk Factors" included elsewhere in this Form 10-K for additional information related to liquidity matters.

Debt

As of December 31, 2025, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with the financial covenants included in the Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt. Failure to comply with any of our covenants or any other terms of our Credit Agreement could result in higher interest rates in our borrowings or the acceleration of the maturities of our outstanding debt. In order to remain in compliance with the various financial covenants contained in our debt agreements and to fund working capital, our capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to, among other things, our future operating performance, as well as financial, competitive, legislative, regulatory and other conditions, some of which may be beyond our control.

As of December 31, 2025, there was outstanding $804.9 million aggregate principal amount of the 0% Notes, $1,500.0 million aggregate principal amount of the 0.50% Notes and $700.0 million aggregate principal amount of 3.875% Notes. As noted above, we repaid $375.0 million for borrowings on the Revolving Credit Facility during 2025 and had approximately $1.5 billion available for future borrowings as of December 31, 2025. The associated interest expense related to our indebtedness will continue to have a significant impact on our results of operations.

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

2025 Financing Events

•Repayment of $375.0 million of borrowings on the Revolving Credit Facility.
•Repurchases of approximately 27.9 million shares of common stock for an aggregate purchase price of approximately $1,375 million, excluding fees, commissions, and excise tax, under the Share Repurchase Program.

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

Use of Estimates. The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculation of future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; (iv) assumptions used in business combinations and the valuation of assets held-for-sale; and (v) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

Inventories. We carry our inventories at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value and record provisions for potential excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. The determination of projected end‑user demand requires updated assumptions regarding customer requirements, market conditions, product transition plans, projected unit sales, and impacts from restructuring‑related strategic changes. These provisions can influence our results from operations. For example, when demand falls for a given part, all or a portion of the related inventory that is considered to be in excess of anticipated demand is reserved, impacting our cost of revenue and gross profit. The majority of product inventory that has been previously reserved is ultimately discarded. Although we do sell some products that have previously been written down, such sales have historically been consistently insignificant and the related impact on our margins has also been insignificant.

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

Business Combinations. We use estimates and assumptions in allocating the purchase price of acquired businesses by utilizing established valuation techniques appropriate for the technology industry to record the acquired assets and liabilities at fair value. We utilize the income approach, cost approach or market approach, depending upon which approach is the most appropriate based on the nature and reliability of available data. If the income approach is used, the fair value determination is predicated upon the value of the future cash flows that an asset is expected to generate over its economic life and involves significant assumptions as to cash flows, associated expenses, long-term growth rates and discount rates. The cost approach takes into account the cost to replace (or reproduce) the asset and involves assumptions relating to the asset's value of physical, functional and/or economic obsolescence that has occurred with respect to the asset. The market approach is used to estimate value from an analysis of actual transactions or offerings for economically comparable assets available as of the valuation date. Determining the fair value of acquired technology assets is judgmental in nature and requires the use of significant estimates and assumptions, including the discount rate, revenue growth rates, projected gross margins, and estimated research and development expenses.

Impairment of Goodwill and Long-Lived Assets:

Goodwill

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

Determining the fair value of our reporting units is subjective in nature and involves the use of significant estimates and assumptions, including projected net cash flows, discount and long-term growth rates. We determine the fair value of our reporting units based on an income approach, whereby the fair value of the reporting unit is derived from the present value of estimated future cash flows. The assumptions about estimated cash flows include factors such as future revenue, gross profit, operating expenses, and industry trends. We consider historical rates and current market conditions when determining the discount and long-term growth rates to use in our analysis. We consider other valuation methods, such as the cost approach or market approach, if it is determined that these methods provide a more representative approximation of fair value.

Long-Lived Assets Held and Used

We evaluate the recoverability of the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be fully recoverable. For assets to be held and used, we group a long-lived asset or assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Estimates of future cash flows used to test the recoverability of a long-lived asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset group. A potential impairment charge is evaluated when the undiscounted expected cash flows derived from an asset group are less than its carrying amount. Impairment losses, if applicable, are measured as the amount by which the carrying value of an asset group exceeds its fair value. Judgment is used when applying these impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairments and the fair value of the asset group.

Assets Held-for-Sale

We classify assets as held-for-sale in the period when all of the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (iv) the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the assets beyond one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company evaluates the probability of sale within one year, considering current market conditions for semiconductor equipment and the status of active marketing efforts. If disposal does not occur within 12 months, the Company reassesses whether delays are caused by factors outside its control.

The assets that are classified as held-for-sale are initially measured at the lower of their carrying value or fair value less any costs to sell. The determination of the fair value less costs to sell may require management to make judgments on significant estimates and assumptions including, but not limited to, indicative sales values, current market conditions and available data for transactions for similar assets. We may use third-party valuation specialists to assist in the determination of such estimates. Any impairment loss resulting from this measurement is recorded in Restructuring, asset impairments and other, net on the Consolidated Statements of Operations and the assets held-for-sale are recorded as a separate line within the Consolidated Balance Sheets. Gains or losses are not recognized on assets held-for-sale until the sale date, when control transfers to the counterparty.

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

As of December 31, 2025, our gross long-term debt totaled $3,004.9 million. We have no interest rate exposure to rate changes on our fixed rate debt, which totaled $3,004.9 million. We would have interest rate exposure with respect to our Revolving Credit Facility, however, there were no borrowings outstanding on the Revolving Credit Facility as of December 31, 2025. If we had not repaid the outstanding balance on the Revolving Credit Facility on December 31, 2025, we estimate a 50-basis point increase in interest rates would have impacted our expected annual interest expense for the next 12 months by approximately $1.9 million.

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

We enter into forward foreign currency contracts that economically hedge the gains and losses generated by the re-measurement of certain recorded assets and liabilities in a non-functional currency. Changes in the fair value of these undesignated hedges are recognized in other income and expense immediately as an offset to the changes in the fair value of the assets or liabilities being hedged. The notional amount of foreign exchange contracts at December 31, 2025 and 2024 was $190.5 million and $256.8 million, respectively.

Substantially all of our revenue is transacted in U.S. dollars. However, a significant amount of our operating expenditures and capital purchases are transacted in local currencies, including Chinese renminbi, Czech koruna, euro, Japanese yen, Korean won, Malaysian ringgit, Philippine peso and Vietnamese dong. Due to the materiality of our transactions in these local currencies, our results are impacted by changes in currency exchange rates measured against the U.S. dollar. For example, we determined that based on a hypothetical weighted-average change of 10% in currency exchange rates, our operating income would have impacted our income before taxes by approximately $102.3 million for the year ended December 31, 2025, assuming no offsetting hedge position or correlated activities.

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

Changes in Internal Control Over Financial Reporting.

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework 2013. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in "Exhibits and Financial Statement Schedules" of this Form 10-K.

Item 9B.    Other Information

Insider Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

•Thad Trent, our Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement on November 7, 2025. Under this arrangement, a total of 150,000 shares of our common stock may be sold, subject to certain conditions, before the plan expires on December 31, 2026.

The above arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information under the heading "Information about Our Executive Officers" in this Form 10-K is incorporated by reference into this section. Information concerning directors and persons nominated to become directors and executive officers is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance" and "Miscellaneous Information" in our Proxy Statement to be filed pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025 in connection with our 2026 Annual Meeting of Stockholders ("Proxy Statement").

Insider Trading Policy

Information regarding our insider trading policy is incorporated by reference from the text under the caption "Insider Trading Policy" in our Proxy Statement.

Code of Business Conduct

Information concerning our Code of Business Conduct is incorporated by reference from the text under the caption "The Board of Directors and Corporate Governance" in our Proxy Statement.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated by reference from the text under the captions "The Board of Directors and Corporate Governance — 2025 Compensation of Directors" and "Compensation of Executive Officers" (excluding the information under the subheading “2025 Pay versus Performance”) in our Proxy Statement.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023	108

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or related notes.

(3)	Exhibits:

EXHIBIT INDEX*

Exhibit No.	Exhibit Description

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

4.5
Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed with the Commission on February 6, 2023)

10.1(a)
Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited, amended and restated on April 20, 2006 between SCG (China) Holding Corporation (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 28, 2006)

10.1(b)
Amendment Agreement, dated September 29, 2014, to Joint Venture Contract for Leshan-Phoenix Semiconductor Company Limited between ON Semiconductor (China) Holding, LLC (a subsidiary of ON Semiconductor Corporation) and Leshan Radio Company Ltd. (incorporated by reference to Exhibit 10.5(b) to the Company’s Annual Report on Form 10-K filed with the Commission on February 27, 2015)

10.2(a)
ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (as amended and restated February 11, 2022) (incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K filed with the Commission on February 14, 2022)(2)

10.2(b)
Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022, 2023, 2024 and 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.2(c)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022 form agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2022)(2)

10.2(d)
Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2023, 2024 and 2025) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2023)(2)

10.2(e)
Form of Restricted Stock Award Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2022, 2023, 2024 and 2025) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2022)(2)

10.2(f)
Form of Restricted Stock Units Agreement for Directors under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2024 and 2025 form) (incorporated by reference to Exhibit 10.3(j) to the Company's Annual Report on Form 10-K filed with the Commission on February 10, 2025) (2)

10.3
ON Semiconductor Corporation 2000 Employee Stock Purchase Plan (as amended and restated effective August 16, 2024) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 28, 2024)(2)

10.4
Employment Agreement by and between Semiconductor Components Industries, LLC and Hassane S. El-Khoury, dated December 7, 2020 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the Commission on February 16, 2021)(2)

10.5
Employment Agreement by and between Semiconductor Components Industries, LLC and Thad Trent, dated February 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 3, 2021)(2)

10.6
Form of Employment Agreement for Executive Vice Presidents/Group Presidents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 4, 2024)(2)

10.7
Form of Employment Agreement for Senior Vice Presidents (Direct Reports to Chief Executive Officer) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on February 5, 2024 (2)

10.8	Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)(2)

10.9	onsemi Nonqualified Deferred Compensation Plan for senior officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2024)(2)

10.10	Non-employee Director Stock Election and Deferral Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2024)(2)

10.11(a)
Form of Confirmation for Convertible Notes Hedges related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.11(b)
Form of Confirmation for Warrants related to the Company’s 0% Convertible Senior Note due 2027 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 19, 2021)

10.12(a)
Form of Confirmation for Convertible Note Hedges related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.12(b)
Form of Confirmation for Warrants related to the Company’s 0.50% Convertible Senior Notes due 2029 (incorporated by reference to Exhibit 10.2 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the Commission on March 2, 2023)

10.13(a)
Credit Agreement, dated as of June 22, 2023, by and among ON Semiconductor Corporation, as borrower, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Barclays Bank PLC, BMO Capital Markets, Corp., BNP Paribas Securities Corp., Citibank, N.A., Credit Agricole Corporate and Investment Bank, Deutsche Bank Securities, Inc., Goldman Sachs Bank USA, HSBC Securities (USA) N.A., Morgan Stanley Senior Funding, Inc., MUFG Bank, LTD, PNC Bank, National Association and Sumitomo Mitsui Banking Corporation, as joint lead arrangers and joint bookrunners and BMO Capital Markets, as sustainability structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.13(b)
Guarantee Agreement, dated as of June 22, 2023, among the signatories thereto, as grantors, in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.13(c)
Security Agreement, dated as of June 22, 2023, among ON Semiconductor Corporation and the other signatories thereto in favor of JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated June 26, 2023)

10.14(a)
Master Framework Agreement, dated as of September 23, 2025, by and between Semiconductor Components Industries, LLC, and Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co. Ltd., Aura Semiconductor Limited and Aim Core Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2025)†

10.14(b)
Form of Support Services Agreement, by and between Semiconductor Components Industries, LLC and Ningbo Aura Semiconductor Co., Ltd., Aura Semiconductor Pvt. Ltd., Shaoxing Yuanfang Semiconductor Co. Ltd. and Aura Semiconductor Limited (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 23, 2025)†

19.1
onsemi Insider Trading Policy, as amended and restated as of November 16, 2023 (incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed with the Commission on February 10, 2025)†

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

February 9, 2026	ON Semiconductor Corporation

By: /s/ HASSANE EL-KHOURY
Name: Hassane El-Khoury
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ HASSANE EL-KHOURY	President, Chief Executive Officer and Director	February 9, 2026
Hassane El-Khoury	(Principal Executive Officer)

/s/ THAD TRENT	Executive Vice President and Chief Financial Officer	February 9, 2026
Thad Trent	(Principal Financial and Accounting Officer)

*	Chair of the Board of Directors	February 9, 2026
Alan Campbell

*	Director	February 9, 2026
Susan K. Carter

*	Director	February 9, 2026
Thomas L. Deitrich

*	Director	February 9, 2026
Bruce E. Kiddoo

*	Director	February 9, 2026
Paul A. Mascarenas

*	Director	February 9, 2026
Gregory L. Waters

*	Director	February 9, 2026
Christine Y. Yan

*By: /s/ THAD TRENT	Attorney-in-Fact	February 9, 2026
Thad Trent

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ON Semiconductor Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ON Semiconductor Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Inventories

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s inventory balance of $1,989.6 million as of December 31, 2025, is stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Management writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand.

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
February 9, 2026

We have served as the Company’s auditor since 1999.

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,147.6	$2,691.3
Short-term investments	400.0	300.0
Receivables, net	908.0	1,160.1
Inventories	1,989.6	2,242.0
Assets held-for-sale	25.0	5.3
Other current assets	352.9	353.3
Total current assets	5,823.1	6,752.0
Property, plant and equipment, net	3,369.0	4,361.4
Goodwill	1,679.9	1,587.9
Intangible assets, net	343.9	257.9
Deferred tax assets	929.1	729.9
ROU financing lease assets	23.1	40.5
Other assets	356.0	360.2
Total assets	$12,524.1	$14,089.8
Liabilities and Stockholders’ Equity
Accounts payable	$572.3	$574.5
Accrued expenses and other current liabilities	714.9	760.0
Current portion of financing lease liabilities	0.5	0.3
Total current liabilities	1,287.7	1,334.8
Long-term debt	2,980.5	3,345.9
Deferred tax liabilities	41.7	37.6
Long-term financing lease liabilities	23.8	20.7
Other long-term liabilities	498.5	536.3
Total liabilities	4,832.2	5,275.3
Commitments and contingencies (Note 13)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 624,962,201 and 622,655,553 shares issued, 396,740,551 and 422,955,173 shares outstanding, respectively)	6.2	6.2
Additional paid-in capital	5,538.6	5,372.2
Accumulated other comprehensive loss	(55.5)	(62.4)
Accumulated earnings	8,241.9	8,120.9
Less: Treasury stock, at cost; 228,221,650 and 199,700,380 shares, respectively	(6,057.9)	(4,640.5)
Total ON Semiconductor Corporation stockholders’ equity	7,673.3	8,796.4
Non-controlling interest	18.6	18.1
Total stockholders' equity	7,691.9	8,814.5
Total liabilities and stockholders' equity	$12,524.1	$14,089.8

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenue	$5,995.4	$7,082.3	$8,253.0
Cost of revenue	4,011.5	3,866.2	4,369.5
Gross profit	1,983.9	3,216.1	3,883.5
Operating expenses:
Research and development	583.6	612.7	577.3
Selling and marketing	255.9	273.5	279.1
General and administrative	348.9	376.3	362.4
Amortization of intangible assets	44.4	52.0	51.1
Restructuring, asset impairments and other, net	666.9	133.9	74.9
Total operating expenses	1,899.7	1,448.4	1,344.8
Operating income	84.2	1,767.7	2,538.7
Other income (expense), net:
Interest expense	(70.9)	(62.3)	(74.8)
Interest income	95.1	111.4	93.1
Loss on debt refinancing and prepayment	—	—	(13.3)
Loss on divestiture of businesses	—	—	(0.7)
Other income (expense), net	22.9	20.6	(7.2)
Other income (expense), net	47.1	69.7	(2.9)
Income before income taxes	131.3	1,837.4	2,535.8
Income tax provision	(7.7)	(262.8)	(350.2)
Net income	123.6	1,574.6	2,185.6
Less: Net income attributable to non-controlling interest	(2.6)	(1.8)	(1.9)
Net income attributable to ON Semiconductor Corporation	$121.0	$1,572.8	$2,183.7

Net income for diluted earnings per share of common stock (Note 10)	$121.0	$1,572.8	$2,185.0
Net income per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.29	$3.68	$5.07
Diluted	$0.29	$3.63	$4.89
Weighted-average shares of common stock outstanding:
Basic	411.0	427.4	430.7
Diluted	411.8	432.7	446.8

Comprehensive income, net of tax:
Net income	$123.6	$1,574.6	$2,185.6
Foreign currency translation adjustments	0.4	(3.4)	(2.1)
Effects of cash flow hedges	6.5	(13.8)	(19.9)
Other comprehensive income (loss), net of tax	6.9	(17.2)	(22.0)
Comprehensive income	130.5	1,557.4	2,163.6
Comprehensive income attributable to non-controlling interest	(2.6)	(1.8)	(1.9)
Comprehensive income attributable to ON Semiconductor Corporation	$127.9	$1,555.6	$2,161.7
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2022	608,367,713	$6.1	$4,670.9	$(23.2)	$4,364.4	(176,431,298)	$(2,829.7)	$18.5	$6,207.0
Shares issued pursuant to the ESPP	387,770	—	25.7	—	—	—	—	—	25.7
RSUs released and stock grant awards issued	2,433,671	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 0% Notes	—	—	(171.5)	—	—	—	—	—	(171.5)
Tax impact of convertible notes, warrants and bond hedges, net	—	—	92.3	—	—	—	—	—	92.3
Partial settlement - 0% Notes	794	—	—	—	—	—	—	—	—
Partial settlement of bond hedges - 0% Notes	—	—	0.1	—	—	(785)	(0.1)	—	—
Partial settlement of warrants - 0% Notes	179	—	—	—	—	—	—	—	—
Partial settlement - 1.625% Notes	5,091,710	0.1	(0.1)	—	—	—	—	—	—
Partial settlement of bond hedges - 1.625% Notes	—	—	472.4	—	—	(5,091,752)	(472.4)	—	—
Partial settlement of warrants - 1.625% Notes	159	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(805,107)	(67.1)	—	(67.1)
Share-based compensation	—	—	121.1	—	—	—	—	—	121.1
Repurchase of common stock	—	—	—	—	—	(7,566,628)	(568.1)	—	(568.1)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.4)	(2.4)
Comprehensive income (loss)	—	—	—	(22.0)	2,183.7	—	—	1.9	2,163.6
Balance at December 31, 2023	616,281,996	6.2	5,210.9	(45.2)	6,548.1	(189,895,570)	(3,937.4)	18.0	7,800.6
Shares issued pursuant to the ESPP	435,407	—	25.2	—	—	—	—	—	25.2
RSUs released and stock grant awards issued	1,909,867	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	53	—	—	—	—	—	—	—	—
Settlement of warrants - 0% Notes	14	—	—	—	—	—	—	—	—
Settlement of warrants - 1.625% Notes	4,028,216	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(676,539)	(50.8)	—	(50.8)
Share-based compensation	—	—	136.1	—	—	—	—	—	136.1
Repurchase of common stock	—	—	—	—	—	(9,128,271)	(652.3)	—	(652.3)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(1.7)	(1.7)
Comprehensive income (loss)	—	—	—	(17.2)	1,572.8	—	—	1.8	1,557.4
Balance at December 31, 2024	622,655,553	6.2	5,372.2	(62.4)	8,120.9	(199,700,380)	(4,640.5)	18.1	8,814.5

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Shares issued pursuant to the ESPP	584,257	—	22.1	—	—	—	—	—	22.1
RSUs released and stock grant awards issued	1,722,388	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Settlement of warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(595,259)	(29.1)	—	(29.1)
Share-based compensation	—	—	144.3	—	—	—	—	—	144.3
Repurchase of common stock	—	—	—	—	—	(27,926,011)	(1,388.3)	—	(1,388.3)
Dividend to non-controlling shareholder	—	—	—	—	—	—	—	(2.1)	(2.1)
Comprehensive income	—	—	—	6.9	121.0	—	—	2.6	130.5
Balance at December 31, 2025	624,962,201	$6.2	$5,538.6	$(55.5)	$8,241.9	(228,221,650)	$(6,057.9)	$18.6	$7,691.9

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$123.6	$1,574.6	$2,185.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	686.0	642.9	609.5
Loss on sale or disposal of property, plant and equipment	0.8	5.5	11.6
Loss on divestiture of businesses	—	—	0.7
Loss on debt refinancing and prepayment	—	—	13.3
Amortization of debt discount and issuance costs	11.4	11.1	11.3
Share-based compensation	144.3	136.1	121.1
Non-cash asset impairment charges	496.0	37.8	19.5
Change in deferred tax balances	(193.7)	(129.6)	(127.7)
Other	(1.6)	10.0	(4.7)
Changes in assets and liabilities (exclusive of acquisitions):
Receivables	163.5	(244.3)	(112.8)
Inventories	273.4	(129.6)	(495.2)
Other assets	89.6	107.0	0.7
Accounts payable	136.9	(62.5)	(91.7)
Accrued expenses and other current liabilities	(102.7)	62.2	(178.6)
Other long-term liabilities	(67.7)	(114.8)	14.9
Net cash provided by operating activities	1,759.8	1,906.4	1,977.5
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(341.2)	(694.0)	(1,539.1)
Proceeds from sale of property, plant and equipment and assets held-for-sale	32.2	6.2	4.0
Payments related to acquisition of business, net of cash acquired	(124.5)	(20.5)	(236.3)
Purchase of short-term investments and available-for-sale securities	(1,050.0)	(1,050.0)	—
Proceeds from maturity of short-term investments and available-for-sale securities	950.0	750.0	33.5
Other	(5.0)	(1.5)	—
Net cash used in investing activities	(538.5)	(1,009.8)	(1,737.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	22.1	25.2	25.8
Payment of tax withholding for RSUs	(29.1)	(51.0)	(66.8)
Repurchase of common stock	(1,377.6)	(654.1)	(564.2)
Issuance and borrowings under debt agreements	—	—	1,845.0
Repayment of borrowings under debt agreements	(375.0)	—	(1,723.4)
Payment on principal portion of finance lease obligations	(1.7)	(2.2)	(15.3)
Payment for purchase of bond hedges	—	—	(414.0)
Proceeds from issuance of warrants	—	—	242.5
Other	(2.5)	(1.7)	(16.1)
Net cash used in financing activities	(1,763.8)	(683.8)	(686.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.9)	(4.4)	(1.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(544.4)	208.4	(448.0)
Cash, cash equivalents and restricted cash, beginning of period (Note 18)	2,693.4	2,485.0	2,933.0
Cash, cash equivalents and restricted cash, end of period (Note 18)	$2,149.0	$2,693.4	$2,485.0

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Management evaluates these estimates and judgments on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that management believes are reasonable under the circumstances. Significant estimates have been used by management in conjunction with the following: (i) calculation of future payouts for customer incentives and amounts subject to allowances and returns; (ii) valuation and obsolescence relating to inventories; (iii) measurement of valuation allowances against deferred tax assets, and evaluations of uncertain tax positions; (iv) assumptions used in business combinations and the valuation of assets held-for-sale; and (v) testing for impairment of long-lived assets and goodwill. Actual results may differ from the estimates and assumptions used in the consolidated financial statements.

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

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. General market conditions, as well as the Company's design activities, can cause certain of its products to become obsolete. The Company writes down excess and obsolete inventories based upon a regular analysis of inventory on hand compared to historical and projected end-user demand. The determination of projected end‑user demand requires updated assumptions regarding customer requirements, market conditions, product transition plans, projected unit sales, and impacts from restructuring‑related strategic changes. These write downs can influence results from operations. For example, when demand for a given part falls, all or a portion of the related inventory that is considered to be in excess of anticipated demand is written down, impacting cost of revenue and gross profit. The majority of product inventory that has been previously written down is ultimately discarded. Although the Company does sell some products that have previously been written down, such sales have historically been consistently insignificant and the related impact on the Company's gross profit has also been insignificant. During 2025, the Company revised certain demand forecasts in connection with restructuring initiatives and changes in product roadmaps, which contributed to elevated inventory charges (see Note 7: ''Restructuring, Asset Impairments and Other, net'').

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets Held-for-Sale

The Company classifies assets as held-for-sale in the period when all of the following conditions are met: (i) management, having the authority to approve the action, commits to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition subject only to terms that are usual and customary for sales of such assets; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (iv) the sale of the assets is probable, and transfer of the assets is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the assets beyond one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company evaluates the probability of sale within one year, considering current market conditions for semiconductor equipment and the status of active marketing efforts. If disposal does not occur within 12 months, the Company reassesses whether delays are caused by factors outside its control.

The assets that are classified as held-for-sale are initially measured at the lower of their carrying value or fair value less any costs to sell. The determination of the fair value less costs to sell may require management to make judgments on significant estimates and assumptions including, but not limited to, indicative sales values, current market conditions and available data for transactions for similar assets. The Company may use third-party valuation specialists to assist in the determination of such estimates. Any impairment loss resulting from this measurement is recorded in Restructuring, asset impairments and other, net on the Consolidated Statements of Operations and the assets held-for-sale are recorded as a separate line within the Consolidated Balance Sheets. Gains or losses are not recognized on assets held-for-sale until the sale date, when control transfers to the counterparty.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When indicators of impairment are identified for assets associated with government incentives, the Company evaluates whether the impairment, expected change in use, or revised cash‑flow projections result in a probable and estimable repayment obligation under the relevant incentive agreements. Any expected repayment obligation is recognized as a liability and recorded as an adjustment to the impairment charge in the period in which the obligation becomes probable and reasonably estimable.

Contingencies

The Company is involved in a variety of legal and IP matters and environmental, financing and indemnification contingencies that arise in the ordinary course of business. Based on the information available, management evaluates the relevant range and likelihood of potential outcomes and records the appropriate liability when the amount is deemed probable and reasonably estimable.

Treasury Stock

Treasury stock is recorded at cost, inclusive of fees, commissions and other expenses, when outstanding common shares are repurchased, when bond hedges issued in connection with the convertible notes are settled and when outstanding shares are withheld to satisfy tax withholding obligations in connection with certain shares pursuant to RSUs under the Company's share-based compensation plans. Re-issuance of shares held in treasury stock is accounted for on a first-in, first-out basis.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3: Segments and Revenue

Segments
As of December 31, 2025, the Company was organized into three operating and reportable segments consisting of PSG, AMG and ISG. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), which is the Company’s Chief Executive Officer. The CODM uses segment gross profit for evaluating product pricing, factory utilization, allocation of capital and the assessment of segment profitability. The operating costs of manufacturing facilities which service all business units are reflected in each segment's cost of revenue on the basis of product costs. Because operating segments are generally defined by the products they design and sell, they do not sell to each other. The Company does not allocate income taxes or interest expense to its operating segments as the operating segments are principally evaluated on gross profit. Additionally, restructuring, asset impairments and other charges and certain other operating expenses, which include corporate research and development costs and miscellaneous nonrecurring expenses, are not allocated to segments.

Revenue and gross profit for the Company’s operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
Year ended December 31, 2025:
Revenue from external customers	$2,805.1	$2,261.9	$928.4	$5,995.4
Cost of revenue	2,117.6	1,105.4	788.5	4,011.5
Segment gross profit	$687.5	$1,156.5	$139.9	$1,983.9
Year ended December 31, 2024:
Revenue from external customers	$3,348.2	$2,609.1	$1,125.0	$7,082.3
Cost of revenue	1,963.8	1,302.8	599.6	3,866.2
Segment gross profit	$1,384.4	$1,306.3	$525.4	$3,216.1
Year ended December 31, 2023:
Revenue from external customers	$3,880.4	$3,057.1	$1,315.5	$8,253.0
Cost of revenue	2,058.5	1,635.8	675.2	4,369.5
Segment gross profit	$1,821.9	$1,421.3	$640.3	$3,883.5

The Company had one customer, a distributor, whose revenue accounted for approximately 11% and 10% of total revenue for the years ended December 31, 2025 and 2024, respectively, with sales across all reportable segments. No customer exceeded 10% of the total revenue for the year ended December 31, 2023. One customer, a distributor, accounted for approximately 10% and 13% of the Company's accounts receivable balance as of December 31, 2025 and 2024, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue for the Company's operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channels was as follows (in millions):

	Year ended December 31, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$796.5	$622.0	$216.3	$1,634.8
United Kingdom	596.5	438.2	312.3	1,347.0
Singapore	689.4	476.9	86.1	1,252.4
United States	507.5	576.4	146.7	1,230.6
Other	215.2	148.4	167.0	530.6
Total	$2,805.1	$2,261.9	$928.4	$5,995.4

Sales Channel:
Distributors	$1,650.7	$1,191.2	$425.5	$3,267.4
Direct Customers	1,154.4	1,070.7	502.9	2,728.0
Total	$2,805.1	$2,261.9	$928.4	$5,995.4

	Year ended December 31, 2024
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$876.1	$661.6	$241.6	$1,779.3
Singapore	991.0	617.1	125.1	1,733.2
United Kingdom	712.8	502.5	422.5	1,637.8
United States	525.4	596.7	185.4	1,307.5
Other	242.9	231.2	150.4	624.5
Total	$3,348.2	$2,609.1	$1,125.0	$7,082.3

Sales Channel:
Distributors	$2,051.5	$1,338.7	$369.4	$3,759.6
Direct Customers	1,296.7	1,270.4	755.6	3,322.7
Total	$3,348.2	$2,609.1	$1,125.0	$7,082.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	1,151.7	764.2	252.7	2,168.6
Singapore	1,095.1	640.4	203.3	1,938.8
United Kingdom	769.9	647.6	335.9	1,753.4
United States	604.3	642.1	327.3	1,573.7
Other	259.4	362.8	196.3	818.5
Total	$3,880.4	$3,057.1	$1,315.5	$8,253.0

Sales Channel:
Distributors	$2,238.6	$1,494.2	$576.3	$4,309.1
Direct Customers	1,641.8	1,562.9	739.2	3,943.9
Total	$3,880.4	$3,057.1	$1,315.5	$8,253.0

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

PSG	AMG	ISG
SiC products	Analog products	Actuator Drivers
SiC JFET products	ASIC products	CMOS image sensors
Discrete products	Logic and Isolation products	Image Signal Processors
MOSFET products	Non-Volatile Memory products	Single Photon Detectors
Power Module products	Ultrasonic	Short-Wavelength Infrared
Vertical GaN	Inductive sensing	Indirect Time of Flight sensors
Gate Driver products

The Company does not discretely allocate assets to its operating segments, nor does management evaluate operating segments using discrete asset information. The Company’s consolidated assets used in manufacturing are generally shared across and are not specifically ascribed to operating and reportable segments.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment, net by geographic location, is summarized below (in millions):

	As of December 31,
	2025	2024
South Korea	$1,175.3	$1,423.8
United States	1,046.8	1,410.8
Czech Republic	398.0	612.3
China	186.0	228.8
Philippines	169.8	208.1
Malaysia	147.3	183.1
Vietnam	132.6	155.3
Other	113.2	139.2
Total	$3,369.0	$4,361.4

Revenue
The Company's revenue is derived primarily from product sales, and to a much lesser extent, from product development agreements. Revenue recognized from product sales as a percentage of total revenue was approximately 99%, 99% and 97% for the years ended December 31, 2025, 2024 and 2023, respectively. Revenue recognized from product development agreements as a percentage of total revenue was approximately 1%, 1% and 3% for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company's revenue disaggregated into end-markets and product technologies was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
End-Markets:
Automotive	$3,080.8	$3,900.8	$4,319.9
Industrial	1,674.8	1,800.8	2,278.4
Other*	1,239.8	1,380.7	1,654.7
Total	$5,995.4	$7,082.3	$8,253.0
* Other includes the end-markets of computing (including AI data center), consumer, networking, communications, etc.

Product Technologies:
Intelligent Power	$3,009.4	$3,648.6	$4,214.8
Intelligent Sensing	1,163.6	1,379.2	1,606.8
Other	1,822.4	2,054.5	2,431.4
Total	$5,995.4	$7,082.3	$8,253.0

Remaining Performance Obligations

A portion of the Company’s orders are firm commitments that are non-cancelable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of December 31, 2025 were approximately $7.1 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 34% of this amount as revenue during the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly differ from current estimates. During 2025, certain LTSAs were modified in response to changes in demand. Modifications primarily related to delivery schedules and volume

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments. The Company assessed each modification to determine whether it represented a contract modification or a change in estimate.

Certain LTSAs include non-cancelable capacity payments from the customer, which are generally due within 30 days of agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. During the years ended December 31, 2025 and 2024, $126.1 million and $110.9 million, respectively, were recognized as revenue for satisfying the associated performance obligations.

Contract assets and contract liabilities were as follows (in millions):

	As of December 31,
	2025	2024
Contract assets included in:
Other current assets	$47.4	$39.9

Contract liabilities included in:
Accrued expenses and other current liabilities	$51.8	$98.2
Other long-term liabilities	69.8	120.9
Total	$121.6	$219.1

Note 4: Recent Accounting Pronouncements and Other Developments

Adopted

Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09")

In December 2023, the FASB issued ASU 2023-09 to enhance disclosures about income taxes. The amendments in this ASU require a public entity to disclose in tabular format, using both percentages and reporting currency amounts, specific categories in the rate reconciliation and to provide additional information for reconciling items that meet a quantitative threshold. The amendments in this ASU also require taxes paid (net of refunds received) to be disaggregated by federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. For public business entities, the provisions of ASU 2023-09, which are required on an annual basis, are effective for fiscal years beginning after December 15, 2024 and can be applied on either a prospective or retrospective basis. The Company adopted this ASU on a prospective basis. See Note 16: ''Income Taxes'' for additional information.

Income Taxes and Legislative Developments

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes significant provisions, such as the permanent extension and modification of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, which become effective on various dates. The provisions impacting the Company have been reflected in the consolidated financial statements for the quarter ended July 4, 2025, and did not have a material impact. The Company will continue to monitor, assess, and update the potential impact on its consolidated financial statements as new information becomes available. Should future results and forecasts differ from management’s estimates, it is possible there could be future adjustments that may result in an increase or decrease in tax expense, deferred taxes, or valuation allowances in the period such changes in estimates are made.

Pending Adoption

Income Statement (Subtopic 220-40): Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03")

In November 2024, the FASB issued ASU 2024-03, which requires public business entities to expand disclosures about specific expense categories. The amendments in this ASU require a public entity to disclose, in tabular format, in the notes to the

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (ASU "2025-09")

In December 2025, the FASB issued ASU 2025-09 to amend certain aspects of its hedge accounting guidance to better reflect an entity’s risk management activities in the financial statements. The guidance expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions and increases the variable price components eligible to be designated as the hedged risk in the forecasted purchase or sale of nonfinancial assets. For public business entities, the provisions of ASU 2025-09 are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU "2025-10")

In December 2025, the FASB issued ASU 2025-10 to establish the accounting for a government grant received by a business entity including guidance for (1) a grant related to an asset and (2) a grant related to income. For public business entities, the provisions of ASU 2025-10 are effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Management is currently evaluating the requirements under this new standard and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

Note 5: Acquisitions

The Company pursues acquisitions and divestitures from time to time to leverage its existing capabilities and further expand its business to achieve certain strategic goals. Acquisition costs are not included as components of consideration transferred and instead are accounted for as expenses in the period in which the costs are incurred. During the years ended December 31, 2025 and 2024, the Company incurred acquisition and divestiture-related costs of approximately $3.7 million and $13.1 million, respectively, and the Company incurred an immaterial amount during the year ended 2023. Such costs were included in operating expenses in the Consolidated Statements of Operations and Comprehensive Income.

2025 Acquisitions

SiC JFET acquisition

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Acquired intangible assets consisted of developed technology of $56.0 million, customer relationships of $7.0 million and a trade name of $1.0 million. The acquired intangible assets will be amortized over a weighted average useful life of 8 years. The Company calculated the fair values of the intangible assets using the multi-period excess earnings method for the acquired developed technology, the distributor method for the customer relationships, and the relief-from-royalty method for the trade name. Significant assumptions used in management's estimates included discount rates, revenue growth, projected gross margins, and operating expenses.

The goodwill generated from the acquisition is primarily attributable to synergies that are expected to be achieved from the integration of the business and is not deductible for tax purposes. Consistent with the assignment of goodwill, the consolidated results of the acquired business are included within the Company's PSG operating and reportable segment following the acquisition.

Unaudited pro-forma consolidated results of operations were not included considering the level of significance of the acquisition to the results of the Company.

Vcore acquisition

On October 27, 2025, the Company completed the acquisition of rights to Vcore power technologies, including associated intellectual property licenses, from Aura Semiconductor to further enhance its power management portfolio within the AMG reportable segment. The total purchase consideration is up to $144.0 million in cash, subject to customary purchase price adjustments. Of this amount, $72.0 million is payable upon the achievement of specified products and the remaining $72.0 million is contingent upon the achievement of certain revenue milestones through 2030.

These potential future payments represent contingent consideration and were recorded at their acquisition‑date fair value. At the acquisition date, the Company recognized a contingent consideration liability of $108.8 million, measured using probability‑weighted discounted cash flow models. Key unobservable inputs included the probability of completing future product milestones, the probability of achieving revenue targets, the expected timing of payments, volatility and risk‑adjusted discount rates. The contingent liability for revenue milestones was valued using Monte Carlo simulations.

The contingent consideration, which will be settled in cash, has been allocated between accrued expenses and other long-term liabilities based on the expected timing of payments. Accordingly, it will be remeasured at fair value each reporting period, with changes recognized in the Consolidated Statements of Operations.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values, was as follows (in millions):

Purchase Price Allocation
Intangible assets - developed technology	$34.5
IPRD	32.0
Deferred tax assets, net	11.0
Goodwill	38.3
Total assets acquired	115.8
Cash paid at close	7.0
Contingent Consideration	108.8
Purchase price	$115.8

Acquired intangible developed technology of $34.5 million will be amortized over its estimated useful life of 7 years. The value assigned to developed technology was determined using the income approach. The Company calculated the fair value of acquired developed technology using the multi-period excess earnings method. Significant assumptions used in management's estimates included discount rates, revenue growth, projected gross margins, and operating expenses.

IPRD assets are amortized over the estimated useful life of the assets upon successful completion of the related projects. The value assigned to IPRD was determined by estimating the net cash flows from the projects when completed and discounting the net cash flows to their present value using a discount rate of approximately 30%. IPRD consisted of product development milestones that have not yet reached technological feasibility as of the acquisition date. Accordingly, the Company recorded an indefinite-lived intangible asset of $32.0 million for the fair value of these projects, using the multi-period excess earnings method, and such intangible assets will initially not be amortized. Instead, these projects will be tested for impairment annually and whenever events or changes in circumstances indicate that these projects may be impaired. Once the projects reach technological feasibility, the Company will begin to amortize the intangible assets over their estimated useful lives. The cash flows from IPRD’s significant products are expected to commence in 2027.

The acquisition resulted in $38.3 million of goodwill, which was assigned to a reporting unit within AMG. Goodwill is attributable to a combination of expectations regarding a more meaningful engagement by the customers due to the scale of the combined company and other product and operating synergies. Goodwill arising from the Vcore acquisition is not deductible for tax purposes.

Unaudited pro-forma consolidated results of operations were not included considering the level of significance of the acquisition to the results of the Company.

2024 Acquisition

In July 2024, the Company completed its acquisition of SWIR Visions Systems ("SWIR") within its ISG segment for cash consideration of approximately $20.5 million. SWIR commercialized quantum-dot-based infrared image sensors, making them a strategic addition to the Company's existing technologies.

Note 6: Goodwill and Intangible Assets

Goodwill

Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or changes in circumstances (each, a "triggering event") would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. For the year ended December 31, 2025, the Company performed a quantitative goodwill assessment as of the first day of its fourth fiscal quarter. The estimated fair values of each of the Company's reporting units were in excess of their carrying values and none of the reporting units were considered at risk for impairment.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes goodwill by operating and reportable segments (in millions):

	As of December 31, 2025			As of December 31, 2024
Operating and Reportable Segments	Goodwill	Accumulated Impairment Losses	Carrying Value	Goodwill	Accumulated Impairment Losses	Carrying Value
AMG	$1,600.6	$(748.9)	$851.7	$1,562.3	$(748.9)	$813.4
PSG	735.8	(31.9)	703.9	682.1	(31.9)	650.2
ISG	124.3	—	124.3	124.3	—	124.3
Total	$2,460.7	$(780.8)	$1,679.9	$2,368.7	$(780.8)	$1,587.9

The following table summarizes the change in goodwill (in millions):

Net balance as of December 31, 2024	1,587.9
Addition due to business acquisitions	92.0
Net balance as of December 31, 2025	$1,679.9

Intangible Assets

Intangible assets, net, were as follows (in millions):

	As of December 31, 2025
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$582.7	$(488.3)	$(36.3)	$58.1
Developed technology	1,046.8	(771.8)	(40.7)	234.3
IPRD	32.0	—	—	32.0
Licenses	35.0	(15.5)	—	19.5
Other intangibles	80.1	(64.9)	(15.2)	—
Total	$1,776.6	$(1,340.5)	$(92.2)	$343.9

	As of December 31, 2024
	Original Cost	Accumulated Amortization	Accumulated Impairment Losses	Carrying Value
Customer relationships	$581.7	$(483.5)	$(36.3)	$61.9
Developed technology	956.3	(739.7)	(40.7)	175.9
Licenses	30.0	(9.9)	—	20.1
Other intangibles	79.1	(63.9)	(15.2)	—
Total	$1,647.1	$(1,297.0)	$(92.2)	$257.9

Amortization of intangible assets amounted to $49.5 million, $58.3 million and $56.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for intangible assets, with the exception of the $32.0 million of IPRD assets that will be amortized once the corresponding projects have been completed, is expected to be as follows over the next five years, and thereafter (in millions):

2026	$46.2
2027	46.8
2028	54.1
2029	52.2
2030	47.8
Thereafter	64.8
Total estimated amortization expense	$311.9

Note 7: Restructuring, Asset Impairments and Other, net
Details of restructuring, asset impairments and other charges, net were as follows (in millions):

	Restructuring	Asset Impairments		Other		Total
Year ended December 31, 2025:
2025 Manufacturing Realignment	$67.1	$496.0	(1)	$103.9	(2)	$667.0
2024 Business Realignment	0.9	—		1.0		1.9
Other	(2.7)	—		0.7		(2.0)
Total	$65.3	$496.0		$105.6		$666.9
Year ended December 31, 2024:
2024 Business Realignment	$75.7	$37.8	(1)	$16.3	(2)	$129.8
Other	0.3	—		3.8		4.1
Total	$76.0	$37.8		$20.1		$133.9
Year ended December 31, 2023:
2023 Business Realignment	$59.1	$9.3	(1)	$2.8		$71.2
Other	(0.6)	10.2	(3)	(5.9)		3.7
Total	$58.5	$19.5		$(3.1)		$74.9

(1)Primarily relates to property, plant and equipment impairment charges associated with the manufacturing and business realignment programs.
(2)Primarily relates to accelerated depreciation of property, plant and equipment and accelerated amortization of ROU assets related to the realignment programs.
(3)Property, plant and equipment and ROU asset impairment charges related to the site consolidation efforts in the U.S.

A summary of changes in accrued restructuring charges was as follows (in millions):

Accrued Restructuring
Balance as of December 31, 2023	$17.9
Charges	76.0
Usage	(39.5)
Balance as of December 31, 2024	54.4
Charges	65.3
Usage	(113.7)
Balance as of December 31, 2025	$6.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2025 Manufacturing Realignment

During 2025, the Company announced restructuring and cost reduction initiatives based on an evaluation of its operating structure, business strategy, manufacturing technologies and internal capabilities to realign internal manufacturing capacity and capabilities with anticipated long-term needs. The program also included certain business strategy changes primarily related to headcount reductions in the sales and engineering teams to deemphasize certain aspects of the business within each of the PSG and ISG reportable segments. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, inventory obsolescence and certain other charges primarily during the year ended December 31, 2025.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

On February 24, 2025, the Company initiated a restructuring plan that involved reducing its global workforce by approximately 2,400 employees, and in connection with such plan, the Company incurred total severance and other related benefit expenses of approximately $67.1 million for the year ended December 31, 2025. Of the aggregate expenses relating to these actions, the Company paid approximately $64.4 million to terminated employees and had approximately $2.7 million accrued as of December 31, 2025.

Asset Impairment

The Company recorded impairment charges of $496.0 million during the year ended December 31, 2025 related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance due to the assets no longer being needed to meet anticipated long-term customer demand. During each quarter of 2025, it was determined that the assets identified by the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months from the end of each respective quarter. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily by using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale. Fair value was estimated primarily using market and income approaches, including third‑party appraisals where available. Key unobservable inputs included expected sales proceeds, estimated equipment condition, and discount adjustments for certain specialized tooling.

Other

Other charges of $103.9 million for the year ended December 31, 2025 consisted primarily of $85.9 million of accelerated depreciation and amortization of ROU assets and related improvements and other assets. We expect to incur additional accelerated deprecation and amortization of approximately $135 million in the first half of 2026. Additionally, we recognized a $6.5 million loss on the disposal of assets previously recognized as held-for-sale, with the remaining charges attributable to contract termination and site consolidation costs related to adjusting the Company's operating structure in connection with the 2025 Manufacturing Realignment Program.

Restructuring related charges in Cost of revenue

During 2025, the Company recorded $45.4 million related to the write-off of consumables, manufacturing supplies and obligations for certain unfulfilled purchase commitments due to the manufacturing capacity reduction actions taken under the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

During 2025, the Company also recorded $268.2 million related to excess and obsolete inventory charges. Of this, $37.9 million and $230.3 million related to inventory primarily considered work in progress within the PSG and ISG reportable segments, respectively. This was done as a result of the changes in business strategy to deemphasize certain aspects of the business within each of the PSG and ISG reportable segments as part of the 2025 Manufacturing Realignment Program. These charges were recorded within Cost of revenue in the Consolidated Statement of Operations.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2024 Business Realignment

During 2024, to further align with the "Fab Right" manufacturing strategy and consolidate its global footprint, the Company announced a restructuring plan that impacted approximately 1,500 employees. Approximately 1,200 employees were notified of their employment termination and around 300 additional employees were relocated to another onsemi site. In connection with these actions, severance costs, related benefit expenses and other ancillary charges of $77.9 million were recorded during the year ended December 31, 2024. Certain employees notified of their employment termination were required to render future service beyond a minimum retention period in order to receive severance benefits, and the related expense were recognized ratably over the respective service periods.

Of the aggregate expenses, during the years ended December 31, 2025 and 2024, the Company paid $36.1 million, and $39.5 million respectively, in connection with the approximately 1,200 employees who exited and $2.3 million remained accrued as of December 31, 2025.

2023 Business Realignment

During 2023, the Company announced the elimination of approximately 1,900 jobs in an effort to realign its operating models, drive organizational effectiveness and efficiencies, increase collaboration within its AMG (formerly the "Advanced Solutions Group") operating segment and IT support organizations, and right-size its workforce to consolidate manufacturing resources into fewer, common sites across the world to align with the next phase of the Company's multi-year "Fab Right" manufacturing strategy. As a result, AMG ceased its design and test operations in certain locations and there were changes in the IT operating model by transferring selected IT functions to strategic service providers. In connection with these actions, severance costs, related benefit expenses and other ancillary charges of $59.1 million were recorded during the year ended December 31, 2023.

Of the aggregate expense, during the years ended December 31, 2025, 2024, and 2023 the Company paid $5.1 million, $11.1 million, and $41.9 million, respectively, in connection with the employees who exited and $1.0 million remained accrued as of December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8: Balance Sheet Information

Certain significant amounts included in the Company's Consolidated Balance Sheets consist of the following (in millions):

	As of December 31,
	2025	2024
Inventories:
Raw materials	$263.6	$349.8
Work in process	1,388.9	1,391.9
Finished goods	337.1	500.3
Total	$1,989.6	$2,242.0
Property, plant and equipment, net:
Land	$116.5	$115.7
Buildings and improvements	1,497.0	1,423.2
Machinery, equipment and other	5,927.2	6,781.3
Property, plant and equipment, gross	7,540.7	8,320.2
Less: Accumulated depreciation	(4,171.7)	(3,958.8)
Total	$3,369.0	$4,361.4
Accrued expenses and other current liabilities:
Accrued payroll and related benefits	$177.3	$134.5
Sales-related reserves (1)	250.8	225.5
Contract liabilities	51.8	98.2
Income taxes payable	14.7	25.1
Other (2)	220.3	276.7
Total	$714.9	$760.0

(1)Included within sales-related reserves are ship and credit reserves for distributors amounting to $190.3 million and $147.6 million as of December 31, 2025 and 2024, respectively.
(2)The current portion of operating lease liabilities is included in this amount. See discussion below.

Depreciation expense for property, plant and equipment totaled $548.9 million, $523.6 million and $485.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Leases

Operating and financing lease arrangements are comprised primarily of real estate and equipment agreements. The Company's existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain renewal options and provisions for payment of real estate taxes, insurance and maintenance costs by the Company.

The components of operating lease expense (including accelerated amortization discussed in Note 7) were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Operating lease	$77.8	$54.7	$48.0
Variable lease	6.1	5.0	5.1
Short-term lease	2.6	1.9	1.7
Total lease expense	$86.5	$61.6	$54.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating lease liabilities included in the Consolidated Balance Sheets were as follows (in millions):

	As of December 31,
	2025	2024
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$33.9	$31.5
Other long-term liabilities	214.5	244.7
Total	$248.4	$276.2
Operating ROU assets included in:
Other assets	$200.8	$249.7

As of December 31, 2025 and 2024, 78% and 67% of Operating ROU assets, respectively, were held within the United States. Of the remaining assets, 14% and 24% were held in Asia as of December 31, 2025 and 2024, respectively, and 8% were held in Europe as of December 31, 2025 and 2024. All Financing ROU assets were held within the Czech Republic as of December 31, 2025 and 2024.

As of December 31, 2025, the weighted-average remaining lease-terms and weighted-average discount rates were 10.9 years and 17.3 years, and 5.1% and 5.8%, for operating and financing leases, respectively.

As of December 31, 2025, there was an insignificant amount of commitments for operating leases that have not yet commenced. The reconciliation of the maturities of the operating and financing leases to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2025 was as follows (in millions):

	Operating Leases	Financing Leases
2026	$45.0	$1.8
2027	34.5	1.9
2028	28.4	1.9
2029	25.7	2.0
2030	23.7	2.1
Thereafter	164.3	28.3
Total lease payments	321.6	38.0
Less: Interest	(73.2)	(13.7)
Total lease liabilities	$248.4	$24.3

Note 9: Long-Term Debt

The Company's long-term debt consists of the following (annualized interest rates, dollars in millions):

	As of December 31,
	2025	2024
Revolving Credit Facility due 2028	$—	$375.0
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt, including current maturities	3,004.9	3,379.9
Less: Unamortized debt discount (3)	(2.5)	(3.4)
Less: Unamortized debt issuance costs (4)	(21.9)	(30.6)
Net long-term debt	$2,980.5	$3,345.9

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)Fixed rate note due September 1, 2028 with interest payable on March 1 and September 1 of each year at 3.875% annually.
(3)Debt discount of $2.5 million and $3.4 million for the 3.875% Notes as of December 31, 2025 and December 31, 2024, respectively.
(4)Debt issuance costs of $16.5 million and $21.7 million for the 0.50% Notes, $4.5 million and $7.7 million for the 0% Notes, $0.9 million and $1.2 million for the 3.875% Notes, in each case as of December 31, 2025 and December 31, 2024, respectively.

The Company’s long-term debt instruments are senior unsecured obligations and are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company’s subsidiaries that is a borrower or guarantor under the Revolving Credit Facility.

Maturities

Expected maturities of gross long-term debt as of December 31, 2025 are as follows (in millions):

Expected Maturities
2026	$—
2027	804.9
2028	700.0
2029	1,500.0
2030	—
Thereafter	—
Total	$3,004.9

Revolving Credit Facility

In 2023, the Company entered into a new $1.5 billion Revolving Credit Facility. On December 31, 2025, the Company repaid $375.0 million of borrowings that were outstanding on the Revolving Credit Facility. As of December 31, 2025, the Company had approximately $1.5 billion available under the Revolving Credit Facility for future borrowings, except for amounts utilized for the letters of credit. Future borrowings are available for general corporate purposes, including working capital, capital expenditures, and acquisitions, but also include a $25.0 million sub-limit for the issuance of letters of credit and a foreign currency sub-limit of $75.0 million.

The maturity date for the borrowings under the Credit Agreement is June 22, 2028. Interest is payable based on either Secured Overnight Financing Rate (“SOFR”) or base rate options, as established at the commencement of each borrowing period, plus an applicable rate that varies based on the total leverage ratio. Lenders are owed certain fees, including a commitment fee that varies based on the total leverage ratio. The Company may prepay loans under the Credit Agreement at any time, in whole or in part, upon payment of accrued interest and break funding payments, if applicable. As of December 31, 2025, there were no borrowings outstanding on the Revolving Credit Facility, and as such, no related interest rate. As of December 31, 2024, the interest rate for borrowings on the Revolving Credit Facility was 5.69%.

The obligations are guaranteed by certain of the Company’s domestic subsidiaries and SCI LLC and are collateralized by, among other things, a pledge of the equity interests in certain of the Company’s and SCI LLC’s domestic subsidiaries and material first tier foreign subsidiaries. The affirmative and negative covenants are customary for credit agreements of this nature. The Credit Agreement contains customary events of default, the occurrence of which could result in the acceleration of the associated obligations. The financial covenant relates to a maximum total net leverage ratio of 4.00 to 1.00 calculated using the consolidated total indebtedness to consolidated earnings before interest, taxes, depreciation and amortization and other adjustments for the trailing four consecutive quarters. The Company was in compliance with the total net leverage ratio as of December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

0.50% Notes and 0% Notes

The 0.50% Notes and 0% Notes are convertible and will mature on March 1, 2029 and May 1, 2027, respectively, unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. The maximum number of shares of common stock issuable in connection with the conversion of the 0.50% Notes and 0% Notes is approximately 19.1 million and 21.7 million, respectively. As of December 31, 2025, neither the 0.50% Notes nor the 0% Notes were eligible for conversion by noteholders and as such, the 0% Notes were reclassified from current to long-term as of December 31, 2025. On or after the first business day of the month immediately prior to each note’s respective maturity date, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the notes may convert all or a portion of their respective notes at any time.

The Company may redeem for cash all or any portion of the notes, at the Company’s option, on or after March 6, 2026 and May 1, 2024 in the case of the 0.50% Notes and 0% Notes, respectively, if the last reported sale price of the Company’s common stock has been at least 130% ($135.03 and $68.86 for the 0.50% Notes and 0% Notes, respectively) of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The Company has not elected to redeem any portion of the 0% Notes. Prior to the respective dates upon which the holders may convert their notes at any time, the holders may convert their notes at their option only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five consecutive business-day period after any five consecutive trading-day period in which the trading price per $1,000 principal amount of the notes for each trading day of such period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (iv) upon the occurrence of specified corporate transactions described in each note's respective indenture agreement. The if-converted value of the 0% Notes exceeded its principal amount by $0.0 million as of December 31, 2025, calculated using the stock price on that date.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock attributable to ON Semiconductor Corporation is shown below (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Net income for basic earnings per share of common stock	$121.0	$1,572.8	$2,183.7
Add: Interest on 1.625% Notes	—	—	1.3
Net income for diluted earnings per share of common stock	$121.0	$1,572.8	$2,185.0

Basic weighted-average shares of common stock outstanding	411.0	427.4	430.7
Dilutive effect of share-based awards	0.8	0.6	1.2
Dilutive effect of convertible notes and warrants	—	4.7	14.9
Diluted weighted average shares of common stock outstanding	411.8	432.7	446.8

Net income per share of common stock:
Basic	$0.29	$3.68	$5.07
Diluted	$0.29	$3.63	$4.89

Basic income per share of common stock is computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was approximately 1.4 million, 0.5 million and 0.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding for the years ended December 31, 2024 and 2023 only, as not applicable for 2025

Warrants Settlement

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity

Share Repurchase Program

In February 2023, the Board of Directors approved a new share repurchase program (the “Share Repurchase Program”) under which the Company could repurchase up to an aggregate of $3.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the Share Repurchase Program, which did not require the Company to purchase any minimum amount of common stock or at all, the Company could repurchase shares from February 8, 2023 through December 31, 2025. The repurchases under the Share Repurchase Program amounted to $1,375.0 million, $650.0 million and $564.0 million for the year ended December 31, 2025, 2024 and 2023, respectively, excluding fees, commissions and excise tax.

Activity under the Share Repurchase Program was as follows (in millions, except per share data):

	Year ended December 31,
	2025	2024	2023
Number of repurchased shares (1)	27.9	9.1	7.6
Aggregate purchase price	$1,375.0	$650.0	$564.0
Fees, commissions and excise tax	13.3	2.3	4.1
Total	$1,388.3	$652.3	$568.1

Weighted-average purchase price per share (2)	$49.24	$71.21	$74.54
Available amounts	$411.0	$1,786.0	$2,436.0

(1)None of these shares had been reissued or retired as of December 31, 2025 but may be reissued or retired later.
(2)    Exclusive of fees, commission or other expenses.

In November 2025, the Board of Directors approved a new Share Repurchase Program (the "New Share Repurchase Program") under which the Company may repurchase up to an aggregate of $6.0 billion of the Company's common stock (exclusive of fees, commissions and other expenses). Under the New Share Repurchase Program, which does not require the Company to purchase any minimum amount of common stock or at all, the Company may repurchase shares from January 1, 2026 through December 31, 2028. Through February 4, 2026, the Company acquired, subject to a 10b5-1 trading arrangement, 2.9 million shares for $175.6 million under the New Share Repurchase Program.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for tax withholding during the years ended December 31, 2025, 2024 and 2023 were $29.1 million, $50.8 million and $67.1 million, respectively, for which the Company withheld approximately 0.6 million, 0.7 million and 0.8 million shares of common stock, respectively, that were underlying the RSUs that vested. This activity in connection with tax withholding upon vesting was not made under the New Share Repurchase Program or the Share Repurchase Program.

Non-Controlling Interest

Leshan operates assembly and test operations in Leshan, China. The Company owns 80% of the outstanding equity interests in Leshan, and the results of Leshan have been consolidated in the Company's financial statements. As of December 31, 2025, the Leshan non-controlling interest balance was $18.6 million. This balance included the Leshan non-controlling interest's $2.6 million share of the earnings for the year ended December 31, 2025, partially offset by $2.1 million of dividends paid to the non-controlling shareholder. As of December 31, 2024, the Leshan non-controlling interest balance was $18.1 million. This balance included the Leshan non-controlling interest's $1.8 million share of the earnings for the year ended December 31, 2024 offset by $1.7 million of dividends declared to the non-controlling shareholder.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11: Share-Based Compensation

Total share-based compensation expense related to the Company's RSUs, stock grant awards and ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Cost of revenue	$27.0	$24.6	$18.1
Research and development	27.5	24.7	20.5
Selling and marketing	20.8	21.3	18.6
General and administrative	69.0	65.5	63.9
Share-based compensation expense	144.3	136.1	121.1
Income tax benefit	(30.3)	(28.6)	(25.4)
Share-based compensation expense, net of taxes	$114.0	$107.5	$95.7

As of December 31, 2025, total unrecognized share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $153.0 million, which is expected to be recognized over a weighted-average period of 1.7 years. Upon vesting of RSUs, stock grant awards or completion of a purchase under the ESPP, the Company issues new shares of common stock.

Share-Based Compensation Information

The fair value per unit of each RSU and stock grant award is determined on the grant date. Share-based compensation expense is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The annualized pre-vesting forfeitures for RSUs were estimated to be approximately 8% for the years ended December 31, 2025, 2024 and 2023.

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

On May 20, 2021, the Company's stockholders approved certain amendments to the Amended and Restated SIP to extend the expiration date from 2022 to 2031 and to increase the number of shares of common stock subject to all awards by 22.5 million to 109.5 million. As of December 31, 2025, there was an aggregate of 28.5 million shares of common stock available for grant under the Amended and Restated SIP.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

A summary of activity of RSUs during the year ended December 31, 2025 was as follows (number of shares in millions):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares of RSUs at December 31, 2024	3.5	$76.27
Granted	3.4	$47.00
Achieved	0.2	$73.27
Released	(1.7)	$73.88
Forfeited	(0.4)	$67.35
Nonvested shares of RSUs at December 31, 2025	5.0

The RSUs awarded during 2025 include RSUs that vest upon satisfaction of service conditions and 1.0 million RSUs granted to certain officers and employees of the Company that vest upon the achievement of certain performance criteria and market conditions. The number of units expected to vest is evaluated each reporting period and compensation expense is recognized for those units for which achievement of the performance criteria is considered probable. Compensation expense for RSUs with market conditions is recognized based on the grant date fair value irrespective of the achievement of the condition. The fair values of the vested awards are based on the stock price as of the vesting dates, and during the years ended December 31, 2025, 2024 and 2023 totaled $83.6 million, $142.9 million and $202.6 million, respectively.

As of December 31, 2025, unrecognized compensation expense, net of estimated forfeitures related to non-vested RSUs granted under the Amended and Restated SIP with service, performance and market conditions, was $109.2 million, $12.1 million and $31.7 million, respectively. For RSUs with time-based service conditions, expense is being recognized over the vesting period; for RSUs with performance criteria, expense is recognized over the period when the performance criteria is expected to be achieved; for RSUs with market conditions, expense is recognized over the period in which the condition is assessed irrespective of whether it would be achieved or not. Unrecognized compensation cost for awards with certain performance criteria that are not expected to be achieved is not included here. Total compensation expense related to service-based, performance-based and market-based RSUs was $137.6 million for the year ended December 31, 2025, which included $82.1 million for RSUs with time-based service conditions that were granted in 2025 and prior that are expected to vest.

Employee Stock Purchase Plan

On February 17, 2000, the Company adopted the ESPP. During the years ended December 31, 2025, 2024 and 2023, employees purchased approximately 0.6 million, 0.4 million and 0.4 million shares, respectively, under the ESPP. On May 20, 2021, the stockholders approved an amendment to the ESPP, which increased the number of shares available to be issued pursuant to the ESPP by 6.0 million to 34.5 million. As of December 31, 2025, there were approximately 6.3 million shares available for issuance under the ESPP. Total compensation expense related to the ESPP for the year ended December 31, 2025 was $6.7 million.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes actuarial gains and losses during the period that the Company's annual pension plan actuarial valuations are prepared, which generally occurs during the fourth calendar quarter of each year, or during any interim period where a revaluation is deemed necessary. The Company recognized an actuarial gain of $12.9 million for the year ended December 31, 2025, an actuarial gain of $12.2 million for the year ended December 31, 2024 and an actuarial loss of $4.0 million for the year ended December 31, 2023. Of the actuarial gain for 2025, $11.6 million was primarily due to an increase in the discount rates and plan expense and $1.3 million was due to higher-than-expected returns on plan assets.

The following tables summarize the status of the Company's foreign defined benefit pension plans and the net periodic pension cost (dollars in millions):

	Year ended December 31,
	2025	2024	2023
Service cost	$4.8	$5.0	$4.7
Interest cost	6.0	5.6	6.3
Expected return on plan assets	(4.9)	(4.7)	(4.7)
Curtailment loss	1.5	—	—
Actuarial (gains) losses	(12.9)	(12.2)	4.0
Total net periodic pension (gain) cost	$(5.5)	$(6.3)	$10.3
Weighted average assumptions:
Discount rate used for net periodic pension costs	3.84%	3.28%	3.27%
Discount rate used for pension benefit obligations	4.41%	3.84%	3.63%
Expected return on plan assets	3.78%	3.65%	3.46%
Rate of compensation increase	4.32%	4.32%	4.26%

The long-term rate of return on plan assets was determined using the weighted-average method, which incorporates factors that include the historical inflation rates, interest rate yield curve and current market conditions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2025	2024
Change in projected benefit obligation ("PBO"):
PBO at the beginning of the year	$143.0	$191.1
Divestiture of business	—	(21.5)
Service cost	4.8	5.0
Interest cost	6.0	5.6
Net actuarial gain	(11.6)	(9.5)
Benefits paid by plan assets	(14.7)	(12.8)
Benefits paid by the Company	(3.9)	(4.2)
Curtailments	1.5	—
Translation and other (gain) loss	6.7	(10.7)
PBO at the end of the year	131.8	143.0
Accumulated benefit obligation at the end of the year	$107.0	$116.8
Change in plan assets:
Fair value of plan assets at the beginning of the year	$106.1	$140.3
Divestiture of business	—	(22.2)
Actual return on plan assets	6.2	7.4
Benefits paid from plan assets	(14.7)	(12.8)
Employer contributions	2.7	2.5
Translation and other gain (loss)	5.1	(9.1)
Fair value of plan assets at the end of the year	$105.4	$106.1

	As of December 31,
	2025	2024
Plans with underfunded or non-funded PBO:
PBO	$95.0	$101.0
Fair value of plan assets	38.6	42.1
Plans with underfunded or non-funded accumulated benefit obligation:
Accumulated benefit obligation	$71.9	$76.4
Fair value of plan assets	38.6	42.1
Amounts recognized in the balance sheet consist of:
Current assets	—	—
Non-current assets	30.1	22.5
Current liabilities	(1.5)	(1.9)
Non-current liabilities	(55.0)	(57.5)
Funded status	$(26.4)	$(36.9)

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

The following table sets forth, by level within the fair value hierarchy, a summary of investments measured at fair value and the asset allocations of the plan assets in the Company's foreign pension plans (in millions):

	As of December 31, 2025
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category:
Cash/Money Markets	2%	$2.6	$2.6	$—	$—
Foreign government/treasury securities (1)	9%	9.2	9.2	—	—
Corporate bonds, debentures (2)	26%	27.2	—	27.2	—
Equity securities (3)	31%	32.9	—	32.9	—
Investment and insurance contracts (4)	32%	33.5	—	11.2	22.3
Total	100%	$105.4	$11.8	$71.3	$22.3

	As of December 31, 2024
	Allocation	Total	Level 1	Level 2	Level 3
Asset Category:
Cash/Money Markets	3%	$3.2	$3.2	$—	$—
Foreign government/treasury securities (1)	14%	14.5	14.5	—	—
Corporate bonds, debentures (2)	24%	25.3	—	25.3	—
Equity securities (3)	34%	36.1	—	36.1	—
Investment and insurance contracts (4)	25%	27.0	—	7.5	19.5
Total	100%	$106.1	$17.7	$68.9	$19.5

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When available, the Company uses observable market data, including pricing on recently closed market transactions and quoted prices, which are included in Level 2. When data is unobservable, valuation methodologies using comparable market data are utilized and included in Level 3. Activity during the years ended December 31, 2025 and 2024, respectively, for plan assets with fair value measurement using significant unobservable inputs (Level 3) was as follows (in millions):

Investment and Insurance Contracts
Balance at December 31, 2023	$24.5
Actual return on plan assets	0.8
Purchase, sales and settlements, net	(4.5)
Foreign currency impact	(1.3)
Balance at December 31, 2024	19.5
Actual return on plan assets	1.4
Purchase, sales and settlements, net	(1.1)
Foreign currency impact	2.5
Balance at December 31, 2025	$22.3

The Company generally contributes to its foreign defined benefit plans based on specific plan or statutory requirements. In 2026, the Company expects contributions to be immaterial. The expected benefit payments from the Company's defined benefit plans from 2026 through 2030 and the five years thereafter are as follows (in millions):

2026	$5.0
2027	7.0
2028	8.5
2029	11.6
2030	7.7
Five years thereafter	54.9
Total	$94.7

Defined Contribution Plans

The Company has a deferred compensation savings plan for all eligible U.S. employees established under the provisions of Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a percentage of their salary subject to certain limitations. The Company has elected to match 100% of employee contributions between 0% and 4% of their salary, with an annual limit as mandated by the Internal Revenue Service. The Company recognized $18.3 million, $20.0 million and $19.9 million of expense relating to matching contributions in 2025, 2024 and 2023, respectively.

Certain foreign subsidiaries have defined contribution plans in which eligible employees participate. The Company recognized compensation expense of $18.5 million, $23.7 million and $22.3 million relating to these plans for the years ended 2025, 2024 and 2023, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13: Commitments and Contingencies

Purchase Obligations

The Company has agreements with suppliers, external manufacturers and other vendors for capital expenditures, inventory purchases, manufacturing services, information technology and other goods and services. The following is a schedule by year of future minimum purchase obligations under non-cancelable arrangements entered into during the ordinary course of business as of December 31, 2025 (in millions):

2026	$354.3
2027	128.5
2028	53.2
2029	34.0
2030	28.3
Thereafter	7.4
Total	$605.7

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities or customs guarantees. As of December 31, 2025, the Company's Revolving Credit Facility included $25.0 million available for the issuance of letters of credit. There were $1.6 million letters of credit outstanding under the Revolving Credit Facility as of December 31, 2025, which reduced the Company's borrowing capacity. The Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $7.2 million as of December 31, 2025.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $0.9 million as of December 31, 2025. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Government Assistance

2025 Government Incentives

The Company receives government incentives from U.S. federal and state governments and non-U.S. governments in the form of cash grants and tax abatements, which in most cases attach conditions for a specific duration period, generally related to hiring, training and/or retaining employees, the construction or acquisition of assets and placing them in service or the development of specific technologies. If conditions are not satisfied or the duration period for the agreement is infringed, the incentives are subject to reduction, termination, or recapture.

As of December 31, 2025, relating to government incentives, $91.8 million and $2.5 million were included in other current assets and other non-current assets, respectively, substantially all of which represents the benefit of investment tax credits in excess of taxes payable. As December 31, 2025, $151.9 million was recorded as a net decrease to property, plant and equipment, net. Additionally, $15.5 million and $3.9 million were recorded as a reduction to cost of revenue and operating expenses, respectively, for the year ended December 31, 2025.

The duration of the agreements for the incentives received by the Company in 2025 ranges from one to twenty years, with a recapture period that can extend up to ten years.

2024 Government Incentives

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

Securities Class Action and Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, the plaintiff filed their second amended complaint. The Company filed a motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. Oral arguments for this motion to dismiss were heard by the court on June 27, 2025. On July 11, 2025, the court granted the Company's motion to dismiss the plaintiff's second amended complaint without prejudice. On August 11, 2025, the plaintiff filed their third amended complaint. The Company filed a motion to dismiss this third amended complaint on September 25, 2025. Full briefing on this motion to dismiss the third amended complaint was completed on December 10, 2025. The Company believes that it has strong legal defenses to the claims asserted and will vigorously defend itself.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to the litigation. The Company believes that the plaintiffs lack standing to assert claims on the Company’s behalf. These pending derivative actions were stayed by agreement, pending the resolution of Hubacek v. On Semiconductor Corp.

Intellectual Property Matters

The Company faces risk of exposure from claims of infringement of the IP rights of others. In the ordinary course of business, the Company receives letters asserting that the Company’s products or components breach another party’s rights. Such letters may request royalty payments from the Company, that the Company cease and desist using certain IP and/or other remedies.

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

The carrying value of cash and cash equivalents, which include money market funds and demand and time deposits, approximates fair value because of the short-term maturity of these instruments. The carrying amount of other current assets and liabilities, such as accounts receivable and accounts payable, approximates fair value due to the short-term maturity of the amounts, and such amounts are considered Level 2 in the fair value hierarchy.

The Company held $400.0 million of short-term investments in time deposits and an insignificant amount of cash equivalents in the form of time deposits and money market funds as of December 31, 2025. The Company held $300.0 million of short-term investments in time deposits and an insignificant amount of cash equivalents in the form of time deposits and money market funds as of December 31, 2024. Money market funds and demand deposits are classified as Level 1 while time deposits are classified as Level 2 within the fair value hierarchy.

In connection with the Vcore acquisition, the Company is required to pay additional cash consideration upon the achievement of specified products and the achievement of certain revenue milestones. The maximum contingent cash consideration to be distributed is $144.0 million. The fair value of the contingent consideration was $109.9 million as of December 31, 2025. Contingent consideration is classified as Level 3 within the fair value hierarchy. See Note 5: ''Acquisitions'' for additional information regarding the valuation of the contingent consideration.

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair value of the Company’s long-term borrowings were as follows (in millions):

	As of December 31,
	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1):
Revolving Credit Facility	$—	$—	$375.0	$373.4
0.50% Notes	1,483.5	1,424.2	1,478.2	1,450.4
0% Notes	800.4	965.0	797.2	1,054.4
3.875% Notes	696.6	684.2	695.5	656.3

(1)Long-term debt is carried on the Consolidated Balance Sheets at historical cost net of debt discount and issuance costs.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the years ended December 31, 2025, 2024 and 2023, there were no non-financial assets included in the Company's Consolidated Balance Sheet that were remeasured at fair value on a non-recurring basis. The following table shows the adjustments to fair value of certain of the Company's non-financial assets that had an impact on the Company's results of operations (in millions):

	Year ended December 31,
	2025	2024	2023
Asset impairments (Level 3)	$496.0	$37.8	$10.5

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

As of December 31, 2025 and 2024, the Company had outstanding foreign exchange contracts with notional amounts of $190.5 million and $256.8 million, respectively. Such contracts were obtained through financial institutions and were scheduled to mature within two months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset gains and losses on the underlying assets, liabilities and transactions to which they are related.

The following schedule summarizes the Company's net foreign exchange positions in U.S. dollars (in millions):

	As of December 31,
	2025		2024
	Buy (Sell)	Notional Amount	Buy (Sell)	Notional Amount
Euro	$44.8	$44.8	$71.1	$71.1
Philippine Peso	36.5	36.5	41.0	41.0
Korean Won	(46.0)	46.0	(39.5)	39.5
Japanese Yen	—	—	35.0	35.0
Czech Koruna	20.3	20.3	24.0	24.0
Other currencies - Buy	42.9	42.9	39.6	39.6
Other currencies - Sell	—	—	(6.6)	6.6
Total	$98.5	$190.5	$164.6	$256.8

Amounts receivable or payable under the contracts were not material as of December 31, 2025 and 2024, and are included in other current assets or accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized foreign currency transactions totaled a loss of $5.5 million, a gain of $0.9 million, and a loss of $7.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. The realized and unrealized foreign currency transactions are included in other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income.

Cash Flow Hedges

Foreign currency risk

During 2023, the Company entered into foreign currency forward contracts to hedge its exposure to foreign currency exchange rate risk related to future forecasted transactions denominated in certain currencies other than the U.S. dollar. These contracts generally mature within 12 months and are designated as cash flow hedges for accounting purposes.

As of December 31, 2025 and 2024, the notional value of outstanding foreign currency forward contracts designated as cash flow hedges was $386.7 million and $145.1 million, respectively, with a fair value of $0.3 million recorded as other current assets for 2025 and $8.2 million recorded as accrued expenses and other current liabilities for 2024. A loss of $3.5 million, $10.0 million, and $0.1 million was recognized as a component of cost of revenue for the years ended December 31, 2025, 2024, and 2023, respectively. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of December 31, 2025.

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

See Note 17: ''Changes in Accumulated Other Comprehensive Loss'' for the effective amounts related to derivative instruments designated as cash flow hedges affecting accumulated other comprehensive loss and the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2025.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, 0.50% Notes and 1.625% Notes. See Note 9: ''Long-Term Debt'' for more information.

Other

As of December 31, 2025, the Company had no outstanding commodity derivatives, currency swaps, options or equity contracts held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of December 31, 2025, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16: Income Taxes

The Company's geographic sources of income before income taxes were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
United States	$(102.2)	$1,584.3	$2,222.2
Foreign	233.5	253.1	313.6
Income before income taxes	$131.3	$1,837.4	$2,535.8

The Company's provision for income taxes was as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$110.1	$276.6	$372.7
State and local	8.7	20.4	21.6
Foreign	59.5	52.0	76.9
Total	178.3	349.0	471.2
Deferred:
Federal	(177.2)	(58.2)	(107.9)
State and local	(7.1)	(18.1)	13.2
Foreign	13.7	(9.9)	(26.3)
Total	(170.6)	(86.2)	(121.0)
Total provision	$7.7	$262.8	$350.2

As further provided in Note 4: ''Recent Accounting Pronouncements and Other Developments,'' the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 (in millions):

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2025
	Amount	Percent
U.S. federal statutory rate	$27.5	21.0%
State and local income taxes, net of federal income tax effect (1)	(1.2)	(0.9)%
Foreign tax effects:
Japan:
Withholding taxes	5.4	4.1%
Change in valuation allowance	7.6	5.8%
Other	4.7	3.6%
Malaysia:
Investment credit expiration	30.8	23.4%
Change in valuation allowance	(27.1)	(20.7)%
Other	0.6	0.4%
Korea:
Currency translation gain (loss)	11.2	8.5%
Other	4.0	3.0%
Switzerland:
Nontaxable foreign exchange gain	(7.0)	(5.3)%
Foreign tax rate differential	(5.2)	(4.0)%
Other	1.7	1.3%
Other foreign jurisdictions	(1.7)	(1.2)%
Effect of cross-border tax laws:
Foreign-derived intangible income	(34.7)	(26.4)%
Subpart F	31.0	23.6%
Foreign tax credits	(57.3)	(43.6)%
Other	(1.9)	(1.4)%
Tax credits:
Federal research and development credit	(12.0)	(9.1)%
Change in valuation allowance	(0.4)	(0.3)%
Nontaxable or nondeductible items:
Stock-based compensation	11.3	8.6%
Non-deductible officer compensation	8.5	6.4%
Other	5.7	4.4%
Changes in unrecognized tax benefits	6.1	4.6%
Other adjustments	0.1	0.1%
Effective tax rate	$7.7	5.9%

(1)State taxes in Arizona and Minnesota make up the majority (greater than 50 percent) of the tax effect in this category.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

	Year ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal tax benefit	0.4	0.7
Impact of foreign operations	1.4	0.3
Foreign-derived intangible income benefit	(6.9)	(6.8)
Change in valuation allowance and related effects (1)	0.2	0.5
Share-based compensation costs	0.2	(0.2)
U.S. federal R&D credit	(1.1)	(0.4)
Non-deductible officer compensation	0.4	0.3
Impact of audit settlement	(0.7)	(1.8)
Other	(0.6)	0.2
Total	14.3%	13.8%

(1)For the year ended December 31, 2024, this included a benefit of $7.5 million, or 0.4% related to the decrease in the valuation allowance for the expiration of Japan net operating losses ("NOLs"), partially netted with an offsetting expense of $6.2 million or 0.3% related to the expiration of those same Japan NOLs. For the year ended December 31, 2023, this included a benefit of $13.7 million, or 0.5% related to a decrease in the valuation allowance for the expiration of Japan NOLs, partially netted with an offsetting expense of $15.3 million, or 0.6% related to the expiration of those same Japan NOLs.

The tax effects of temporary differences in the recognition of income and expense for tax and financial reporting purposes that give rise to significant portions of the net deferred tax asset (liability) were as follows (in millions):

	As of December 31,
	2025	2024
NOL and tax credit carryforwards	$278.4	$308.7
163 (j) interest expense carryforward	0.3	4.4
Lease liabilities	51.0	57.6
ROU asset	(41.0)	(52.7)
Tax-deductible goodwill and amortizable intangibles	(58.6)	(31.6)
Capitalization of research and development expenses	566.0	523.7
Reserves and accruals	108.7	61.7
Property, plant and equipment	20.7	(122.1)
Inventories	151.4	116.0
Undistributed earnings of foreign subsidiaries	(71.3)	(77.8)
Share-based compensation	10.1	10.4
Pension	(2.1)	0.2
Convertible Debt	68.6	89.0
Other	12.3	21.0
Deferred tax assets and liabilities before valuation allowance	1,094.5	908.5
Valuation allowance	(207.1)	(216.2)
Net deferred tax asset	$887.4	$692.3

The Company has investment tax credits, which are accounted for pursuant to ASC 740, in Korea and the Czech Republic. The Company uses the deferral method of accounting for investment tax credits under which the credits are recognized as reductions

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the carrying value of the related assets. Deferred tax related to differences in GAAP versus tax carrying value is recorded pursuant to the gross-up method.

As of December 31, 2025 and 2024, the Company had approximately $2.5 million and $4.4 million, respectively, of U.S. federal NOL carryforwards, before the impact of unrecognized tax benefits. The decrease is due to current year utilization. These NOL carryforwards can be carried forward indefinitely until utilized. As of December 31, 2025 and 2024, the Company had approximately $1.4 million and $0.5 million, respectively, of U.S. federal credit carryforwards, before consideration of the impact of unrecognized tax benefits and the valuation allowance. The credits will expire in 2032 if unutilized. These NOL and credit carryforwards relate to acquisitions and, consequently, are limited in the amount that can be utilized in any one year.

As of December 31, 2025 and 2024, the Company had approximately $224.5 million and $245.7 million, respectively, of U.S. state NOL carryforwards, before consideration of valuation allowance or the impact of unrecognized tax benefits. The decrease is primarily due to current year utilization. The U.S. state NOL carryforwards will expire in varying amounts beginning in 2026 while an amount of the state NOLs carryforward indefinitely. As of December 31, 2025 and 2024, the Company had $114.1 million and $110.2 million, respectively, of U.S. state credit carryforwards before consideration of valuation allowance or the impact of unrecognized tax benefits. The U.S. state credits will expire in varying amounts beginning in 2026 while a substantial amount of the state credits carryforward indefinitely.

As of December 31, 2025 and 2024, the Company had approximately $237.1 million and $244.1 million, respectively, of foreign NOL carryforwards, before consideration of valuation allowance. The decrease is primarily due to current year utilization. As of December 31, 2025 and 2024, the Company had $145.6 million and $157.6 million, respectively, of foreign credit carryforwards before consideration of valuation allowance. A significant portion of the foreign NOLs and credit carryforwards will expire in varying amounts prior to 2035, if unutilized.

The Company analyzes the need for a valuation allowance related to its deferred tax assets. As of December 31, 2025, the Company recorded a partial valuation of $73.1 million against the Korea investment tax credits forecasted to expire unutilized. Of the remaining valuation allowance of $134.0 million, $40.6 million primarily relates to NOLs and tax credits in certain other foreign jurisdictions that primarily expire in 2026, and $93.4 million, net of federal benefit on its U.S. state NOL and credit deferred tax assets forecasted to expire unutilized. See Schedule II - "Valuation and Qualifying Accounts" included elsewhere in this Form 10-K.

As of December 31, 2025, the Company was not indefinitely reinvested with respect to the earnings of its foreign subsidiaries and has therefore accrued withholding taxes that would be owed upon future distributions of such earnings.

The activity for unrecognized gross tax benefits was as follows (in millions):

	2025	2024	2023
Balance at beginning of year	$45.7	$67.7	$136.8
Additions for tax benefits related to the current year	3.7	5.2	3.4
Additions for tax benefits of prior years	9.4	1.4	0.7
Reductions for tax benefits of prior years	—	(22.3)	(48.0)
Lapse of statute	(4.1)	(4.0)	(9.9)
Settlements	(6.0)	(2.3)	(15.3)
Balance at end of year	$48.7	$45.7	$67.7

Included in the December 31, 2025 balance of $48.7 million is $39.5 million related to unrecognized tax benefits that, if recognized, would affect the annual effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2025 is $9.2 million of benefit that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company recognized approximately $0.4 million of net tax benefit, $1.6 million of net tax expense and $0.8 million of tax benefit for interest and penalties during the year ended December 31, 2025, 2024 and 2023, respectively. The Company had approximately $3.2 million, $3.6 million, and $2.0 million of accrued interest and penalties as of December 31, 2025, 2024, and 2023, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently under IRS examination for the 2022 and 2023 tax years. Tax years prior to 2021 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2021. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2015.

Note 17: Changes in Accumulated Other Comprehensive Loss

Amounts comprising the Company's accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance December 31, 2023	$(52.5)	$7.3	$(45.2)
Other comprehensive income (loss) prior to reclassifications	(3.4)	8.1	4.7
Amounts reclassified from accumulated other comprehensive loss	—	(21.9)	(21.9)
Net current period other comprehensive loss (1)	(3.4)	(13.8)	(17.2)
Balance December 31, 2024	(55.9)	(6.5)	(62.4)
Other comprehensive income prior to reclassifications	0.4	3.0	3.4
Amounts reclassified from accumulated other comprehensive income	—	3.5	3.5
Net current period other comprehensive income (1)	0.4	6.5	6.9
Balance December 31, 2025	$(55.5)	$—	$(55.5)

(1)Effects of cash flow hedges are net of $1.9 million of tax benefit and $2.0 million of tax expense for the years ended December 31, 2025 and 2024, respectively.

Amounts reclassified from accumulated other comprehensive loss to the specific caption within the Consolidated Statements of Operations and Comprehensive Income were as follows (in millions):

	Year ended December 31,
	2025	2024	2023	To caption
Cash flow hedges	$3.5	$(10.0)	$(0.1)	Cost of revenue
Interest rate swaps	—	—	(13.8)	Interest expense
Interest rate swaps terminations	—	(11.9)	(6.9)	Other (income) expense, net
Total	$3.5	$(21.9)	$(20.8)

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18: Supplemental Disclosures

Supplemental Disclosure of Cash Flow Information

Certain of the Company's cash and non-cash activities were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$84.1	$210.4	$303.0
Non-cash deposit for equipment	26.5	—	—
Contingent consideration in accrued expense and other long-term liabilities related to the Vcore acquisition	109.9	—	—
Operating ROU assets obtained in exchange of lease liabilities	14.6	53.8	25.8
Finance ROU assets obtained in exchange of lease liabilities	—	0.5	—

Cash paid for:
Interest expense	$58.3	$62.7	$73.2
Income taxes (1):		347.5	428.2
Federal income taxes	68.3
State income taxes	10.3
Foreign income taxes:
South Korea	25.5
Singapore	15.5
China	14.8
Other Foreign Jurisdictions	33.2
Operating lease payments in operating cash flows	56.2	44.2	45.7

(1) The Company adopted ASU 2023-09 on a prospective basis. As such, cash paid for income taxes for the years ended December 2024 and 2023 were not adjusted to reflect current year presentation.

Following is a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of December 31,
	2025	2024	2023
Consolidated Balance Sheets:
Cash and cash equivalents	$2,147.6	$2,691.3	$2,483.0
Restricted cash (included in other current assets)	1.4	2.1	2.0
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,149.0	$2,693.4	$2,485.0

ON SEMICONDUCTOR CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

The table below details the activity of the valuation allowance against assets for the years ended December 31, 2025, 2024 and 2023 (in millions):

Description	Balance at Beginning of Period	Charged (Credited) to Income	Charged to Other Accounts		Deductions/Write-offs		Balance at End of Period
Allowance for deferred tax assets
Year ended December 31, 2023	$152.4	$0.4	$0.2	(1)	$(2.7)	(2)	$150.3
Year ended December 31, 2024	150.3	5.1	68.6	(3)	(7.8)	(2)	216.2
Year ended December 31, 2025	216.2	10.1	6.4	(3)	(25.6)	(4)	207.1

(1)Primarily represents the effects of cumulative translation adjustments.
(2)Primarily relates to the expiration of Japan NOLs. See Note 16: ''Income Taxes'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
(4)Primarily relates to the expiration of Malaysia tax credits. See Note 16: ''Income Taxes'' in the notes to our audited consolidated financial statements included elsewhere in this Form 10-K.