Form 10-Q
period 2026-04-03
ON SEMICONDUCTOR CORP
filed 2026-05-04
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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

The number of shares of the issuer's common stock outstanding at April 29, 2026 was 391,903,191.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	April 3, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,003.6	$2,147.6
Short-term investments	400.0	400.0
Receivables, net	862.8	908.0
Inventories	2,049.2	1,989.6
Assets held-for-sale	40.4	25.0
Other current assets	419.6	352.9
Total current assets	5,775.6	5,823.1
Property, plant and equipment, net	3,035.6	3,369.0
Goodwill	1,679.9	1,679.9
Intangible assets, net	332.2	343.9
Deferred tax assets	933.2	929.1
ROU financing lease assets	—	23.1
Other assets	254.3	356.0
Total assets	$12,010.8	$12,524.1
Liabilities and Stockholders’ Equity
Accounts payable	$486.1	$572.3
Accrued expenses and other current liabilities	698.7	714.9
Current portion of financing lease liabilities	0.5	0.5
Total current liabilities	1,185.3	1,287.7
Long-term debt	2,982.9	2,980.5
Deferred tax liabilities	46.5	41.7
Long-term financing lease liabilities	23.1	23.8
Other long-term liabilities	452.2	498.5
Total liabilities	4,690.0	4,832.2
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 626,221,307 and 624,962,201 issued, 391,871,484 and 396,740,551 outstanding, respectively)	6.3	6.2
Additional paid-in capital	5,582.5	5,538.6
Accumulated other comprehensive loss	(61.7)	(55.5)
Accumulated earnings	8,208.5	8,241.9
Less: Treasury stock, at cost: 234,349,823 and 228,221,650 shares, respectively	(6,433.9)	(6,057.9)
Total ON Semiconductor Corporation stockholders’ equity	7,301.7	7,673.3
Non-controlling interest	19.1	18.6
Total stockholders’ equity	7,320.8	7,691.9
Total liabilities and stockholders’ equity	$12,010.8	$12,524.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended
	April 3, 2026	April 4, 2025
Revenue	$1,513.3	$1,445.7
Cost of revenue	930.2	1,151.9
Gross profit	583.1	293.8
Operating expenses:
Research and development	144.3	164.1
Selling and marketing	63.0	68.3
General and administrative	89.4	84.4
Amortization of intangible assets	10.5	11.4
Restructuring, asset impairments and other, net	329.3	539.3
Total operating expenses	636.5	867.5
Operating loss	(53.4)	(573.7)
Other income (expense), net:
Interest expense	(12.7)	(18.0)
Interest income	17.7	26.6
Other income	3.8	4.1
Other income (expense), net	8.8	12.7
Loss before income taxes	(44.6)	(561.0)
Income tax benefit	11.7	75.8
Net loss	(32.9)	(485.2)
Less: Net income attributable to non-controlling interest	(0.5)	(0.9)
Net loss attributable to ON Semiconductor Corporation	$(33.4)	$(486.1)

Net loss per share of common stock attributable to ON Semiconductor Corporation:
Basic	$(0.08)	$(1.15)
Diluted	$(0.08)	$(1.15)
Weighted-average shares of common stock outstanding:
Basic	394.1	421.3
Diluted	394.1	421.3

Comprehensive loss, net of tax:
Net loss	$(32.9)	$(485.2)
Foreign currency translation adjustments	(0.3)	1.4
Effects of cash flow hedges and other adjustments	(5.9)	4.5
Other comprehensive income (loss), net of tax	(6.2)	5.9
Comprehensive loss	(39.1)	(479.3)
Comprehensive income attributable to non-controlling interest	(0.5)	(0.9)
Comprehensive loss attributable to ON Semiconductor Corporation	$(39.6)	$(480.2)
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2025	624,962,201	$6.2	$5,538.6	$(55.5)	$8,241.9	(228,221,650)	$(6,057.9)	$18.6	$7,691.9
Shares issued pursuant to the ESPP	145,117	—	6.7	—	—	—	—	—	6.7
RSUs released and stock grant awards issued	1,113,989	0.1	(0.1)	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(418,851)	(27.4)	—	(27.4)
Share-based compensation	—	—	37.3	—	—	—	—	—	37.3
Repurchase of common stock	—	—	—	—	—	(5,709,322)	(348.6)	—	(348.6)
Comprehensive income (loss)	—	—	—	(6.2)	(33.4)	—	—	0.5	(39.1)
Balance at April 3, 2026	626,221,307	$6.3	$5,582.5	$(61.7)	$8,208.5	(234,349,823)	$(6,433.9)	$19.1	$7,320.8

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5
Shares issued pursuant to the ESPP	153,378	—	5.3	—	—	—	—	—	5.3
RSUs released and stock grant awards issued	1,309,315	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Partial settlement of warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(472,730)	(22.9)	—	(22.9)
Share-based compensation	—	—	33.9	—	—	—	—	—	33.9
Repurchase of common stock	—	—	—	—	—	(6,078,505)	(302.6)	—	(302.6)
Comprehensive income (loss)	—	—	—	5.9	(486.1)	—	—	0.9	(479.3)
Balance at April 4, 2025	624,118,249	$6.2	$5,411.4	$(56.5)	$7,634.8	(206,251,615)	$(4,966.0)	$19.0	$8,048.9
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Quarters Ended
	April 3, 2026	April 4, 2025
Cash flows from operating activities:
Net loss	$(32.9)	$(485.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	286.7	168.2
(Gain) loss on sale or disposal of fixed assets	(1.1)	0.2
Amortization of debt discount and issuance costs	2.9	2.9
Share-based compensation	37.3	33.9
Non-cash asset impairment charges	147.0	431.5
Change in deferred tax balances	2.7	(13.7)
Other	(2.2)	1.6
Changes in assets and liabilities (exclusive of acquisitions):
Receivables	26.2	334.1
Inventories	(59.8)	184.6
Other assets	(38.5)	(36.8)
Accounts payable	(75.9)	1.4
Accrued expenses and other current liabilities	(35.5)	1.3
Other long-term liabilities	(17.8)	(21.7)
Net cash provided by operating activities	239.1	602.3
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(21.9)	(147.6)
Proceeds from sale of property, plant and equipment	1.0	0.2
Purchase of short-term investments	(300.0)	(250.0)
Proceeds from the maturity of short-term investments	300.0	300.0
Payments for acquisition of a business, net of cash acquired	—	(117.5)
Other	4.2	—
Net cash used in investing activities	(16.7)	(214.9)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	6.7	5.3
Payment of tax withholding for RSUs	(26.9)	(22.4)
Repurchase of common stock	(345.7)	(300.1)
Payment of financing lease obligations	(0.1)	(0.4)
Net cash used in financing activities	(366.0)	(317.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	2.0
Net increase (decrease) in cash, cash equivalents and restricted cash	(143.9)	71.8
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	2,149.0	2,693.4
Cash, cash equivalents and restricted cash, end of period (Note 6)	$2,005.1	$2,765.2

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1: Background and Basis of Presentation

ON Semiconductor Corporation ("onsemi," "we," "us," "our," or the "Company"), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG").

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended April 3, 2026 and April 4, 2025 contained 93 days and 94 days, respectively.

The accompanying unaudited financial statements as of and for the quarter ended April 3, 2026 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2025 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 9, 2026 (the "2025 Form 10-K"). Certain reclassifications within the Statements of Cash Flows have been made to prior period amounts to conform to current period presentation.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
For the quarter ended April 3, 2026:
Revenue from external customers	$736.6	$540.4	$236.3	$1,513.3
Cost of revenue	536.2	250.8	143.2	930.2
Segment gross profit	$200.4	$289.6	$93.1	$583.1
For the quarter ended April 4, 2025:
Revenue from external customers	$645.1	$566.4	$234.2	$1,445.7
Cost of revenue	521.9	265.5	364.5	1,151.9
Segment gross profit (loss)	$123.2	$300.9	$(130.3)	$293.8

The Company had one customer, a distributor, whose revenue accounted for approximately 12% and 10% of total revenue for the quarters ended April 3, 2026 and April 4, 2025, respectively, across all reportable segments. No single customer accounted for more than 10% of the Company's accounts receivable balance as of April 3, 2026, and one customer, a distributor, accounted for approximately 10% of the Company's accounts receivable balance as of December 31, 2025.

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended April 3, 2026
	PSG	AMG	ISG	Total
Geographic Location:
United Kingdom	$184.7	$118.3	$89.2	$392.2
Hong Kong	185.9	144.1	38.9	368.9
Singapore	193.4	101.9	26.9	322.2
United States	126.0	141.3	29.2	296.5
Other	46.6	34.8	52.1	133.5
Total	$736.6	$540.4	$236.3	$1,513.3

Sales Channel:
Distributors	$449.3	$257.4	$110.1	$816.8
Direct customers	287.3	283.0	126.2	696.5
Total	$736.6	$540.4	$236.3	$1,513.3

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended April 4, 2025
	PSG	AMG	ISG	Total
Geographic Location:
United Kingdom	$165.0	$122.5	$80.0	$367.5
Hong Kong	165.1	143.4	61.6	370.1
Singapore	140.4	114.2	19.2	273.8
United States	123.0	142.0	27.6	292.6
Other	51.6	44.3	45.8	141.7
Total	$645.1	$566.4	$234.2	$1,445.7

Sales Channel:
Distributors	$335.6	$276.1	$97.4	$709.1
Direct customers	309.5	290.3	136.8	736.6
Total	$645.1	$566.4	$234.2	$1,445.7

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customer. It is, therefore, not meaningful to present operating profit by geographical location.

Revenue

The Company's revenue is derived primarily from product sales and to a much lesser extent from product development agreements and non-recurring engineering ("NRE") arrangements. For each of the quarters ended April 3, 2026 and April 4, 2025, revenue recognized from product sales as a percentage of total revenue was approximately 99% and revenue recognized from product development agreements and NRE arrangements was approximately 1%.

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025
End-Markets:
Automotive	$797.3	$761.9
Industrial	417.0	400.0
Other*	299.0	283.8
Total	$1,513.3	$1,445.7
* Other includes the end-markets of computing (including AI data center), consumer, networking, communications, etc.

Product Technologies:
Intelligent Power	$772.5	$702.2
Intelligent Sensing	292.4	299.9
Other	448.4	443.6
Total	$1,513.3	$1,445.7

Remaining Performance Obligations

A portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of April 3, 2026 were approximately $6.5 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

35% of this amount as revenue over the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly differ from current estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $15.4 million and $24.0 million for each of the quarters ended April 3, 2026 and April 4, 2025, respectively, related to contract liabilities outstanding as of the end of each respective prior year.

Contract Balances

Contract assets and contract liabilities were as follows (in millions):

	As of
	April 3, 2026	December 31, 2025
Contract assets included in:
Other current assets	$49.1	$47.4

Contract liabilities included in:
Accrued expenses and other current liabilities	$41.1	$51.8
Other long-term liabilities	46.6	69.8
Total	$87.7	$121.6

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

Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06")

In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities apply to begin capitalizing costs. For public business entities, the provisions of ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

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

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (ASU "2025-10")

In December 2025, the FASB issued ASU 2025-10 to establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. For public business entities, the provisions of ASU 2025-10 are effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Management is currently evaluating the requirements under this new standard and does not expect the adoption to have a material impact on the Company's results of operations or financial condition.

Note 4: Acquisitions

There have been no material changes to the Company’s accounting for its 2025 business combinations since December 31, 2025. The purchase accounting for the acquisition of rights to Vcore power technologies, including associated intellectual property licenses, from Aura Semiconductor, which was considered preliminary as of December 31, 2025, was final as of April 3, 2026, with no changes to the previous purchase price allocation.

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other, net were as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
For the quarter ended April 3, 2026:
2026 Manufacturing Realignment Program	$20.2	$147.0	$162.1	$329.3
Total	$20.2	$147.0	$162.1	$329.3

	Restructuring	Asset Impairments	Other Charges	Total
For the quarter ended April 4, 2025:
2025 Manufacturing Realignment Program	$60.2	$431.5	$44.9	$536.6
2024 Business Realignment	0.9	—	1.8	2.7
Total	$61.1	$431.5	$46.7	$539.3

A summary of changes in the accrued restructuring balance by program was as follows (in millions):

	As of			As of
	December 31, 2025	Charges	Usage	April 3, 2026
2026 Manufacturing Realignment Program	$—	$20.2	$(15.6)	$4.6
2025 Manufacturing Realignment Program	2.7	—	(1.9)	0.8
Other	3.3	—	(0.7)	2.6
Total	$6.0	$20.2	$(18.2)	$8.0

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The amounts recorded under the 2026 Manufacturing Realignment Program represent new restructuring activities that expand upon the Company’s 2025 Manufacturing Realignment Program for actions and decisions taken in 2026.

2026 Manufacturing Realignment Program

During the first quarter of 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long‑term needs. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, and certain other charges primarily relating to the accelerated amortization and depreciation of assets for actions taken previously, during the quarter ended April 3, 2026.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

In January 2026, as part of the 2026 Manufacturing Realignment Program, the Company initiated a restructuring plan to further reduce its global workforce by approximately 650 employees, and, in connection with such plan, the Company expects to incur total severance and other related benefit expenses of approximately $24.0 million in 2026. Of this, approximately $20.2 million was recognized during the quarter ended April 3, 2026, with the remaining amount expected to be recognized during the remainder of 2026.

Of the aggregate expenses relating to these actions, the Company paid approximately $15.6 million to approximately 550 terminated employees and had approximately $4.6 million accrued as of April 3, 2026.

Asset Impairment

The Company recorded impairment charges of $147.0 million during the quarter ended April 3, 2026 related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance due to the assets no longer being needed to meet anticipated long-term customer demand. Of the $147.0 million of asset impairment charges, $82.0 million and $65.0 million were for assets held in South Korea and the Czech Republic, respectively. During the first quarter of 2026, it was determined that the assets identified by the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months from the end of the quarter. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily by using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale. Fair value was estimated primarily using market and income approaches, including third-party appraisals where available. Key unobservable inputs included expected sales proceeds, estimated equipment condition, and discount adjustments for certain specialized tooling.

Additional impairment charges for manufacturing equipment may be incurred in future periods pursuant to the timing of meeting the necessary criteria for being classified as held-for-sale.

Other

Other charges of $162.1 million for the quarter ended April 3, 2026 consisted primarily of accelerated depreciation of leasehold improvements and accelerated amortization of ROU assets that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. Of the $162.1 million, $81.7 million and $54.8 million related to the accelerated depreciation and amortization of one lease each in the Czech Republic and the United States, respectively. The identified assets were fully depreciated and amortized as of April 3, 2026.

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

The following table summarizes goodwill by operating and reportable segments (in millions):

	PSG	AMG	ISG	Total
Balances as of December 31, 2025 (1)	$703.9	$851.7	$124.3	$1,679.9
Balances as of April 3, 2026 (1)	$703.9	$851.7	$124.3	$1,679.9

(1)Net of accumulated goodwill impairment losses of $31.9 million in the PSG reportable segment and $748.9 million in the AMG reportable segment as of April 3, 2026 and December 31, 2025.

Inventories

Details of inventories were as follows (in millions):

	As of
	April 3, 2026	December 31, 2025
Inventories:
Raw materials	$266.5	$263.6
Work in process	1,423.8	1,388.9
Finished goods	358.9	337.1
Total	$2,049.2	$1,989.6

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of April 3, 2026, the net assets for the over-funded plans totaled $29.9 million. The total accrued pension liability for underfunded plans was $56.5 million, of which the current portion of $0.5 million was classified as Accrued expenses and other current liabilities. As of December 31, 2025, the net funded status for all the plans was a liability of $26.4 million, of which the current portion of $1.5 million was classified as Accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025
Service cost	$1.0	$1.1
Interest cost	1.4	1.3
Expected return on plan assets	(1.1)	(1.2)
Curtailment losses	—	1.5
Total	$1.3	$2.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense (including accelerated amortization related to ROU asset abandonment discussed in Note 5) were as follows (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025
Operating lease	$38.8	$17.8
Variable lease	1.8	1.1
Short-term lease	0.4	0.8
Total	$41.0	$19.7

The operating lease liabilities and operating ROU assets recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	April 3, 2026	December 31, 2025
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$31.2	$33.9
Other long-term liabilities	208.1	214.5
Total	$239.3	$248.4
Operating ROU assets included in:
Other assets	$167.4	$200.8

As of April 3, 2026, the weighted-average remaining lease terms were 11.1 years and 17.3 years, and the weighted-average discount rates were 5.0% and 5.8%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$68.2	$116.0
Operating ROU assets obtained in exchange for lease liabilities	1.3	12.3
Cash paid for:
Interest expense	$18.6	$23.2
Income taxes	46.6	21.5
Operating lease payments in operating cash flows	11.1	10.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The following table shows a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	April 3, 2026	December 31, 2025	April 4, 2025	December 31, 2024
Consolidated Balance Sheets:
Cash and cash equivalents	$2,003.6	$2,147.6	$2,762.5	$2,691.3
Restricted cash (included in other current assets)	1.5	1.4	2.7	2.1
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$2,005.1	$2,149.0	$2,765.2	$2,693.4

Note 7: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	April 3, 2026	December 31, 2025
Revolving Credit Facility due 2028	$—	$—
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt	3,004.9	3,004.9
Less: Unamortized debt discount (3)	(2.2)	(2.5)
Less: Unamortized debt issuance costs (4)	(19.8)	(21.9)
Net long-term debt	$2,982.9	$2,980.5

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Unamortized debt discount of $2.2 million and $2.5 million for the 3.875% Notes as of April 3, 2026 and December 31, 2025, respectively.
(4)Unamortized debt issuance costs of $15.4 million and $16.5 million for the 0.50% Notes, $3.7 million and $4.5 million for the 0% Notes and $0.7 million and $0.9 million for the 3.875% Notes, in each case as of April 3, 2026 and December 31, 2025, respectively.

Expected maturities of gross long-term debt as of April 3, 2026 were as follows (in millions):

Period	Expected Maturities
Remainder of 2026	$—
2027	804.9
2028	700.0
2029	1,500.0
2030	—
Thereafter	—
Total	$3,004.9

The Company was in compliance with its covenants under all debt agreements as of April 3, 2026, and expects to remain in compliance with all covenants over at least the next 12 months.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended
	April 3, 2026	April 4, 2025
Net loss for diluted earnings per share of common stock	$(33.4)	$(486.1)

Basic weighted-average shares of common stock outstanding	394.1	421.3
Diluted weighted-average shares of common stock outstanding	394.1	421.3

Net loss per share of common stock attributable to ON Semiconductor Corporation:
Basic	$(0.08)	$(1.15)
Diluted	$(0.08)	$(1.15)

Basic loss per share of common stock is computed by dividing net loss for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 2.6 million and 1.8 million for the quarters ended April 3, 2026 and April 4, 2025, respectively, as the inclusion would have the effect of decreasing the net loss per common share attributable to the Company.

The dilutive impacts related to the 0.50% Notes and 0% Notes have been calculated using the if-converted method for the quarters ended April 3, 2026 and April 4, 2025. The 0.50% Notes and the 0% Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the 0.50% Notes and 0% Notes when the stock price is above $103.87 and $52.97 per share, respectively.

The dilutive impact of the warrants issued concurrently with the issuance of the 0.50% Notes and 0% Notes with exercise prices of $156.78 and $74.34, respectively, has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. The dilutive impact of the warrants has been excluded for the quarters ended April 3, 2026 and April 4, 2025, respectively, as the inclusion would have the effect of decreasing the net loss per common share attributable to the Company.

Equity

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the “Share Repurchase Program”) under which the Company could repurchase up to an aggregate of $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. In November 2025, the Board of Directors approved a new Share Repurchase Program (the "New Share Repurchase Program") under which the Company may repurchase up to an aggregate of $6.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2028.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Activity under the New Share Repurchase Program and the Share Repurchase Program during the quarters ended April 3, 2026 and April 4, 2025, respectively, was as follows (in millions, except per share data):

	Quarters Ended
	April 3, 2026	April 4, 2025
Number of repurchased shares (1)	5.7	6.1
Aggregate purchase price	$345.6	$300.0
Fees, commissions and excise tax	3.0	2.6
Total	$348.6	$302.6
Weighted-average purchase price per share (2)	$60.54	$49.35

(1) None of these shares had been reissued or retired as of April 3, 2026, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of April 3, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.7 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended April 3, 2026 and April 4, 2025 were $27.4 million and $22.9 million, respectively, for which the Company withheld 0.4 million and 0.5 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program or the New Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited ("Leshan")

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $19.1 million as of April 3, 2026 after including its $0.5 million share of earnings for the quarter ended April 3, 2026. As of December 31, 2025, the Leshan non-controlling interest balance was $18.6 million.

Note 9: Share-Based Compensation

Total share-based compensation expense related to the RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025
Cost of revenue	$6.4	$6.0
Research and development	7.3	6.3
Selling and marketing	5.1	4.7
General and administrative	18.5	16.9
Share-based compensation expense	37.3	33.9
Income tax benefit	(7.8)	(7.1)
Share-based compensation expense, net of tax	$29.5	$26.8

As of April 3, 2026, the total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $167.5 million, which is expected to be recognized over a weighted-average period of 1.9 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended April 3, 2026 and April 4, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Shares Available

As of April 3, 2026 and December 31, 2025, there was an aggregate of 27.7 million and 28.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over three or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the quarter ended April 3, 2026 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2025	5.0	$57.99
Granted	0.7	68.74
Achieved	0.1	52.88
Released	(1.1)	67.75
Forfeited	(0.3)	62.10
Non-vested RSUs at April 3, 2026	4.4	56.93

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

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $1.6 million was outstanding as of April 3, 2026, which reduced the borrowing capacity under such facility. As of April 3, 2026, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $7.1 million.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $1.6 million as of April 3, 2026. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

ON SEMICONDUCTOR CORPORATION
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

The Company held $400.0 million of short-term investments in time deposits as of April 3, 2026 and December 31, 2025.

In connection with the Vcore acquisition in 2025, the Company is required to pay additional cash consideration upon the achievement of specified products and the achievement of certain revenue milestones. The maximum contingent cash consideration to be distributed is $144.0 million. Contingent consideration is classified as Level 3 within the fair value hierarchy. Key unobservable inputs included the probability of completing future product milestones, the probability of achieving revenue targets, the expected timing of payments, volatility and risk‑adjusted discount rates. The contingent liability for revenue milestones was valued using Monte Carlo simulations.

The contingent consideration, which will be settled in cash, has been allocated between accrued expenses and other long-term liabilities based on the expected timing of payments. Accordingly, it will be remeasured at fair value each reporting period, with changes recognized in the Consolidated Statements of Operations. The fair value of the contingent consideration was as follows (in millions):

	As of
	April 3, 2026	December 31, 2025
Contingent consideration included in:
Accrued expenses and other current liabilities	$49.9	$48.3
Other long-term liabilities	61.6	61.6
Total	$111.5	$109.9

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair values of the Company's long-term borrowings were as follows (in millions):

	As of
	April 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0.50% Notes	$1,484.6	$1,468.9	$1,483.5	$1,424.2
0% Notes	801.2	1,041.5	800.4	965.0
3.875% Notes	697.1	678.5	696.6	684.2

(1) Carrying amounts shown are net of unamortized debt discount, if applicable, and unamortized debt issuance costs.

Fair values of the 0% Notes, 0.50% Notes and 3.875% Notes were estimated based on market prices in active markets (Level 1).

Note 12: Financial Instruments

Foreign Currencies

The following summarizes the notional amounts and related fair values of the Company’s foreign currency derivative instruments in U.S. Dollars (in millions):

	Notional or contractual amount	Fair Value of
		Assets (1)	Liabilities (2)
As of April 3, 2026
Derivative instruments with hedge accounting designation:
Cash flow hedges	$462.3	$1.3	$10.4
Derivative instruments without hedge accounting designation:
Currency derivatives	165.3	—	0.2
		$1.3	$10.6

As of December 31, 2025
Derivative instruments with hedge accounting designation:
Cash flow hedges	$386.7	$0.3	$—
Derivative instruments without hedge accounting designation:
Currency derivatives	190.5	0.1	—
		$0.4	$—

(1)Included in Other current assets.
(2)Included in Accrued expenses and other current liabilities.

Cash flow hedges and currency derivatives are measured at fair value using a discounted cash flow model based on observable forward exchange rates and credit‑adjusted discount rates, and are classified as Level 2 fair value measurements. Gains and losses on cash flow hedges and currency derivatives were immaterial for the quarters ended April 3, 2026 and April 4, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges

The Company maintains a foreign currency cash flow hedging program to reduce the risk that its U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. The Company enters into forward contracts (principally Philippine peso, Korean won and Czech koruna) to hedge certain portions of forecasted cash flows denominated in foreign currencies. These contracts generally mature within 18 months and are designated as cash flow hedges for accounting purposes. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of April 3, 2026.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives

As of April 3, 2026 and December 31, 2025, the Company had net outstanding foreign exchange contracts that hedged existing assets and liabilities associated with transactions on its balance sheet, which were undesignated hedges for accounting purposes. Such contracts were obtained through financial institutions and were scheduled to mature within two months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they are related.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes and 0.50% Notes. See Note 7: ''Long-Term Debt'' for more information.

Other

As of April 3, 2026, the Company had no outstanding commodity derivatives, currency swaps, options or equity contracts held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of April 3, 2026, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(55.5)	$—	$(55.5)
Other comprehensive loss prior to reclassifications	(0.3)	(5.8)	(6.1)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	(0.1)
Net current period other comprehensive loss (1)	(0.3)	(5.9)	(6.2)
Balance as of April 3, 2026	$(55.8)	$(5.9)	$(61.7)

(1) Effects of cash flow hedges were net of tax impact of $2.1 million for the quarter ended April 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2025 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended April 3, 2026, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2025 Form 10-K.

Executive Overview

onsemi Overview

ON Semiconductor Corporation ("onsemi," "we," "us," "our," or the "Company"), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG").

We offer intelligent power and intelligent sensing solutions that drive electrification, energy efficiency, safety, and automation in automotive, industrial, and other end‑markets, including AI data center. Our intelligent power technologies enable electrified drivetrain and power management applications in the automotive industry and support efficient fast‑charging systems. Our intelligent sensing technologies enable advanced safety applications in automotive through industry‑leading performance and reliability.

We believe the evolution of the automotive industry, with advancements in autonomous driving, ADAS, vehicle electrification, and increased electronics content across vehicle platforms, is reshaping the boundaries of transportation. Through sensing integration, we believe our intelligent power solutions achieve increased efficiencies compared to our peers. This integration allows lower temperature operation and reduced cooling requirements while saving costs and minimizing weight. In addition, our power solutions deliver power with less die per module, improving performance efficiency for a given battery or power capacity.

In the industrial market, our intelligent power technologies propel sustainable energy for the highest efficiency solar strings and industrial power. In the medical field, our intelligent power technologies extend the life of personal diagnostic devices, such as continuous glucose monitors. Our intelligent sensing technologies support the next generation industry through automation, allowing for smarter factories and buildings. Our intelligent power and sensing technologies are enabling robotics and humanoids.

In our other end-market, which includes AI data center products, our intelligent power technologies enable energy efficiency in a market in which energy needs are growing at an exponential rate, and AI data center operators are focused on reducing energy consumption. We believe we have one of the most comprehensive portfolios of products and technologies for this market to address the complete power tree, and we are well-positioned to benefit as next-generation AI data center processors and racks enter the market.

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

2026 Manufacturing Realignment Program

During the first quarter of 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long-term needs.

We expect to incur total severance costs and related benefit expenses of $24.0 million related to the termination of approximately 650 employees. Of this, approximately $20.2 million was recognized during the quarter ended April 3, 2026.

Additionally, we recorded non-cash impairment charges of $147.0 million during the quarter ended April 3, 2026 related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges of $162.1 million for the quarter ended April 3, 2026 consisted primarily of accelerated depreciation of leasehold improvements and accelerated amortization of ROU assets that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other, Net in the Consolidated Statement of Operations.

For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended April 3, 2026, we repurchased approximately 5.7 million shares of common stock for an aggregate purchase price of $348.6 million. For additional information, see Note 8: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended April 3, 2026 compared to the Quarter Ended April 4, 2025

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	April 3, 2026	April 4, 2025	Dollar Change
Revenue	$1,513.3	$1,445.7	$67.6
Cost of revenue	930.2	1,151.9	(221.7)
Gross profit	583.1	293.8	289.3
Operating expenses:
Research and development	144.3	164.1	(19.8)
Selling and marketing	63.0	68.3	(5.3)
General and administrative	89.4	84.4	5.0
Amortization of intangible assets	10.5	11.4	(0.9)
Restructuring, asset impairments and other, net	329.3	539.3	(210.0)
Total operating expenses	636.5	867.5	(231.0)
Operating loss	(53.4)	(573.7)	520.3
Other income (expense), net:
Interest expense	(12.7)	(18.0)	5.3
Interest income	17.7	26.6	(8.9)
Other income	3.8	4.1	(0.3)
Other income (expense), net	8.8	12.7	(3.9)
Loss before income taxes	(44.6)	(561.0)	516.4
Income tax benefit	11.7	75.8	(64.1)
Net loss	(32.9)	(485.2)	452.3
Less: Net income attributable to non-controlling interest	(0.5)	(0.9)	0.4
Net loss attributable to ON Semiconductor Corporation	$(33.4)	$(486.1)	$452.7

The following table summarizes certain information relating to our segment results (in millions):

	Quarter Ended April 3, 2026	As a % of Total	Quarter Ended April 4, 2025	As a % of Total	Dollar Change
Revenue:
PSG	$736.6	48.7%	$645.1	44.6%	$91.5
AMG	540.4	35.7%	566.4	39.2%	(26.0)
ISG	236.3	15.6%	234.2	16.2%	2.1
Total	$1,513.3	100.0%	$1,445.7	100.0%	$67.6

Cost of revenue:
PSG	$536.2	57.6%	$521.9	45.3%	$14.3
AMG	250.8	27.0%	265.5	23.1%	(14.7)
ISG	143.2	15.4%	364.5	31.6%	(221.3)
Total	$930.2	100.0%	$1,151.9	100.0%	$(221.7)

Gross profit: (1)
PSG	$200.4	27.2%	$123.2	19.1%	$77.2
AMG	289.6	53.6%	300.9	53.1%	(11.3)
ISG	93.1	39.4%	(130.3)	(55.6)%	223.4
Total	$583.1	38.5%	$293.8	20.3%	$289.3

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $1,513.3 million and $1,445.7 million for the quarters ended April 3, 2026 and April 4, 2025, respectively, representing an increase of $67.6 million, or approximately 5%, year over year due to increased demand across all end-markets. We had one customer, a distributor, whose revenue accounted for approximately 12% and 10% of our total revenue for the quarters ended April 3, 2026 and April 4, 2025, respectively, across all reportable segments.

Revenue from PSG

Revenue from PSG increased by $91.5 million, or approximately 14%, for the quarter ended April 3, 2026 compared to the quarter ended April 4, 2025 due to increased demand. This was driven by an increase in revenue of $53.1 million, $31.0 million, and $7.4 million in the automotive, other, and industrial end-markets, respectively.

Revenue from AMG

Revenue from AMG decreased by $26.0 million, or approximately 5%, for the quarter ended April 3, 2026 compared to the quarter ended April 4, 2025 attributable to lower demand in certain end-markets. This was driven by a decrease in revenue of $16.3 million and $14.7 million in the automotive and other end-markets, respectively, which was partially offset by an increase of $5.0 million within the industrial end-market.

Revenue from ISG

Revenue from ISG increased by $2.1 million, or approximately 1%, for the quarter ended April 3, 2026 compared to the quarter ended April 4, 2025 due to increased demand. This was driven by an increase in revenue of $4.6 million in the industrial end-market, which was partially offset by a decrease in revenue of $1.4 million and $1.1 million in the automotive and other end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended April 3, 2026	As a % of Total Revenue (1)	Quarter Ended April 4, 2025	As a % of Total Revenue (1)
United Kingdom	$392.2	25.9%	$367.5	25.4%
Hong Kong	368.9	24.4%	370.1	25.6%
Singapore	322.2	21.3%	273.8	18.9%
United States	296.5	19.6%	292.6	20.2%
Other	133.5	8.8%	141.7	9.8%
Total revenue	$1,513.3		$1,445.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit increased by $289.3 million, or approximately 98%, to $583.1 million for the quarter ended April 3, 2026 compared to $293.8 million for the quarter ended April 4, 2025 primarily due to the absence of $237.7 million of excess and obsolete inventory charges and a $43.9 million write‑off of consumables and manufacturing supplies recognized during the quarter ended April 4, 2025, which did not reoccur in 2026.

Our gross margin increased by 18.2 percentage points from 20.3% for the quarter ended April 4, 2025 to 38.5% for the quarter ended April 3, 2026. The increase was primarily driven by the absence of prior‑year excess and obsolete inventory charges and consumables write-off, slightly improved manufacturing utilization and favorable mix within certain business segments, partially offset by lower volumes in select end‑markets.

PSG gross profit increased by $77.2 million, primarily driven by higher revenue across all end‑markets and improved absorption resulting from higher manufacturing utilization. PSG gross margin increased by 8.1 percentage points to 27.2% from 19.1%, primarily due to the absence of a $43.9 million write‑off of consumables and manufacturing supplies charges during the quarter ended April 4, 2025, as well as improved utilization and operating leverage on higher volumes during the quarter ended April 3, 2026.

AMG gross profit decreased by $11.3 million, primarily driven by the decline in demand within the automotive and other end-markets. AMG gross margin increased by 0.5 percentage points to 53.6% from 53.1%, primarily due to product mix, including a higher proportion of higher‑margin offerings, which partially offset the impact of lower overall volume.

ISG gross profit increased by $223.4 million and gross margin increased to 39.4% from (55.6)%, primarily due to the absence of $232.2 million of excess and obsolete inventory charges recognized during the quarter ended April 4, 2025, which did not reoccur during the quarter ended April 3, 2026.

Operating Expenses

Research and development expenses were $144.3 million for the quarter ended April 3, 2026, as compared to $164.1 million for the quarter ended April 4, 2025, representing a decrease of $19.8 million, or approximately 12%. The decrease was primarily attributable to a decrease in production material costs and other variable expenses.

Selling and marketing expenses were $63.0 million for the quarter ended April 3, 2026, as compared to $68.3 million for the quarter ended April 4, 2025, representing a decrease of $5.3 million, or approximately 8%. The decrease was primarily attributable to lower payroll‑related expenses and reduced commission costs.

General and administrative expenses were $89.4 million for the quarter ended April 3, 2026, as compared to $84.4 million for the quarter ended April 4, 2025, representing an increase of $5.0 million, or approximately 6%. The increase was primarily attributable to higher payroll‑related expenses, including increased investments in corporate and operational support functions.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $10.5 million for the quarter ended April 3, 2026, as compared to $11.4 million for the quarter ended April 4, 2025, representing a decrease of $0.9 million, or approximately 8%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $329.3 million for the quarter ended April 3, 2026, as compared to $539.3 million for the quarter ended April 4, 2025. Charges incurred for the quarter ended April 3, 2026 relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $5.3 million to $12.7 million during the quarter ended April 3, 2026, as compared to $18.0 million during the quarter ended April 4, 2025, due to the repayment of the Revolving Credit Facility on December 31, 2025. Our average gross long-term debt for the quarter ended April 3, 2026 was $3,004.9 million at a weighted-average interest rate of 1.7%, as compared to $3,379.9 million at a weighted-average interest rate of 2.1% for the quarter ended April 4, 2025.

Interest Income

Interest income decreased by $8.9 million, or approximately 33%, to $17.7 million during the quarter ended April 3, 2026 compared to $26.6 million during the quarter ended April 4, 2025. The decrease was primarily attributable to lower interest rates earned on cash equivalents and short‑term investments, as well as lower average cash and investment balances during the period.

Other Income (Expense)

During the quarter ended April 3, 2026, other income was $3.8 million compared to other expense of $4.1 million during the quarter ended April 4, 2025.

Income Tax Benefit

We recorded an income tax benefit of $11.7 million and $75.8 million for the quarters ended April 3, 2026 and April 4, 2025, respectively, representing effective tax rates of 26.2% and 13.5%, respectively. The higher effective tax rate in 2026 was due to the impact of discrete benefits recognized during the quarter.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, short-term investments, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $2.4 billion as of April 3, 2026, and the Revolving Credit Facility has approximately $1.5 billion available for future borrowings.

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

Operating Activities

Our cash flows from operating activities were $239.1 million and $602.3 million for the quarters ended April 3, 2026 and April 4, 2025, respectively. The decrease in operating cash flows by $363.2 millions was primarily driven by unfavorable changes in working capital, including the timing of cash receipts and payments.

Net loss for the quarter ended April 3, 2026 improved compared to the prior‑year period, primarily due to lower non‑cash asset impairment and restructuring‑related charges, partially offset by accelerated depreciation and amortization expense for ROU assets and related improvements that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. However, these improvements in earnings did not directly translate to higher operating cash flows, as working capital requirements had a more significant impact on cash generation during the period.

Our ability to generate positive operating cash flows depends on, among other factors, the achievement of revenue targets, management of manufacturing and operating costs and effective management of working capital. The timing of collections from customers, payments to suppliers and inventory management also significantly influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $16.7 million and $214.9 million for the quarters ended April 3, 2026 and April 4, 2025, respectively. The decrease of $198.2 million was primarily attributable to a decrease in capital expenditures and a decrease in the payments for acquisition of a business during the quarter ended April 3, 2026. Our capital expenditures as a percentage of revenue were approximately 1%, and we expect capital expenditures of approximately 5% of revenue for the year ended December 31, 2026.

Financing Activities

Our cash flows used in financing activities were $366.0 million and $317.6 million for the quarters ended April 3, 2026 and April 4, 2025, respectively. The increase of $48.4 million was primarily attributable to increased share repurchases during the quarter ended April 3, 2026.

Our 0% Notes will mature on May 1, 2027 unless earlier repurchased or redeemed by the Company or converted pursuant to their terms. We expect to continue our New Share Repurchase Program subject to market conditions, the price of our shares and other factors (including liquidity needs). However, the New Share Repurchase Program may be modified, suspended or terminated by the Board of Directors at any time without prior notice.

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

Debt Guarantees and Related Covenants

As of April 3, 2026, we were in compliance with the indentures relating to our 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the Credit Agreement. The 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 3: ''Recent Accounting Pronouncements and Other Developments'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q and our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information presented in Part II, Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the 2025 Form 10-K.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended April 3, 2026.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended April 3, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10: ''Commitments and Contingencies'' under the heading "Legal Matters" in the notes to the consolidated unaudited financial statements included elsewhere in this Form 10-Q for additional information on our legal proceedings and related matters. See also Part I, Item 1 "Business - Government Regulation" of the 2025 Form 10-K for information on certain environmental matters.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K.

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

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2025 Form 10-K, in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described herein and in our 2025 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended April 3, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
January 1, 2026 - January 30, 2026	2,507,876	$61.04	2,507,876	$5,847.0
January 31, 2026 - February 27, 2026	752,240	62.45	752,240	5,800.0
February 28, 2026 - April 3, 2026	2,449,206	59.47	2,449,206	5,654.4
Total	5,709,322	$60.55	5,709,322

(1) These time periods represent our fiscal month start and end dates for the first quarter of 2026.

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of share-based awards are not issued or considered repurchases of our common stock under our New Share Repurchase Program and, therefore, are excluded from the table above.

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

We repurchased 5.7 million shares of the Company's common stock under the New Share Repurchase Program during the quarter ended April 3, 2026. As of April 3, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.7 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended April 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

10.1	Form of Annual Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2026 form agreement) (1)(3)

10.2	Form of Annual Performance-Based Restricted Stock Unit Award Agreement under the ON Semiconductor Corporation Amended and Restated Stock Incentive Plan (2026 form agreement) (1)(3)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.
(2)	Furnished herewith.
(3)	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	May 4, 2026	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)