Form 10-Q
period 2026-07-03
ON SEMICONDUCTOR CORP
filed 2026-08-03
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2026
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

The number of shares of the issuer's common stock outstanding at July 29, 2026 was 389,311,721.

ON SEMICONDUCTOR CORPORATION FORM 10-Q

Part I: Financial Information

Part II: Other Information

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms.)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
2031 0% Notes	0% Convertible Senior Notes due 2031
0.50% Notes	0.50% Convertible Senior Notes due 2029
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JP Morgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
HSR Act	Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
Revolving Credit Facility	A $1.5 billion senior revolving credit facility created pursuant to the Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SiC	Silicon carbide
Securities Act	Securities Act of 1933, as amended
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	July 3, 2026	December 31, 2025
Assets
Cash and cash equivalents	$3,514.5	$2,147.6
Short-term investments	350.0	400.0
Receivables, net	897.2	908.0
Inventories	2,047.5	1,989.6
Assets held-for-sale	31.4	25.0
Other current assets	441.2	352.9
Total current assets	7,281.8	5,823.1
Property, plant and equipment, net	2,924.9	3,369.0
Goodwill	1,687.6	1,679.9
Intangible assets, net	329.4	343.9
Deferred tax assets	1,014.3	929.1
ROU financing lease assets	—	23.1
Other assets	247.1	356.0
Total assets	$13,485.1	$12,524.1
Liabilities and Stockholders’ Equity
Accounts payable	$498.3	$572.3
Accrued expenses and other current liabilities	801.0	714.9
Current portion of financing lease liabilities	0.5	0.5
Current portion of long-term debt	802.1	—
Total current liabilities	2,101.9	1,287.7
Long-term debt	3,657.3	2,980.5
Deferred tax liabilities	46.8	41.7
Long-term financing lease liabilities	22.8	23.8
Other long-term liabilities	417.8	498.5
Total liabilities	6,246.6	4,832.2
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 626,960,841 and 624,962,201 issued, 389,290,999 and 396,740,551 outstanding, respectively)	6.3	6.2
Additional paid-in capital	5,632.8	5,538.6
Accumulated other comprehensive loss	(67.1)	(55.5)
Accumulated earnings	8,435.3	8,241.9
Less: Treasury stock, at cost: 237,669,842 and 228,221,650 shares, respectively	(6,788.6)	(6,057.9)
Total ON Semiconductor Corporation stockholders’ equity	7,218.7	7,673.3
Non-controlling interest	19.8	18.6
Total stockholders’ equity	7,238.5	7,691.9
Total liabilities and stockholders’ equity	$13,485.1	$12,524.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Revenue	$1,603.5	$1,468.7	$3,116.8	$2,914.4
Cost of revenue	987.2	916.8	1,917.4	2,068.7
Gross profit	616.3	551.9	1,199.4	845.7
Operating expenses:
Research and development	140.8	143.8	285.1	307.9
Selling and marketing	63.3	63.3	126.3	131.6
General and administrative	101.9	91.2	191.3	175.6
Amortization of intangible assets	10.5	11.0	21.0	22.4
Restructuring, asset impairments and other, net	41.2	49.2	370.5	588.5
Total operating expenses	357.7	358.5	994.2	1,226.0
Operating income (loss)	258.6	193.4	205.2	(380.3)
Other income (expense), net:
Interest expense	(13.7)	(17.9)	(26.4)	(35.9)
Interest income	17.4	25.2	35.1	51.8
Other income	8.6	1.5	12.4	5.6
Other income (expense), net	12.3	8.8	21.1	21.5
Income (loss) before income taxes	270.9	202.2	226.3	(358.8)
Income tax (provision) benefit	(43.4)	(30.5)	(31.7)	45.3
Net income (loss)	227.5	171.7	194.6	(313.5)
Less: Net income attributable to non-controlling interest	(0.7)	(1.4)	(1.2)	(2.3)
Net income (loss) attributable to ON Semiconductor Corporation	$226.8	$170.3	$193.4	$(315.8)

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.58	$0.41	$0.49	$(0.76)
Diluted	$0.56	$0.41	$0.48	$(0.76)
Weighted-average shares of common stock outstanding:
Basic	390.3	414.6	392.2	418.0
Diluted	404.4	414.9	401.5	418.0

Comprehensive income (loss), net of tax:
Net income (loss)	$227.5	$171.7	$194.6	$(313.5)
Foreign currency translation adjustments	(0.9)	1.4	(1.2)	2.8
Effects of cash flow hedges and other adjustments	(4.5)	4.7	(10.4)	9.2
Other comprehensive income (loss), net of tax	(5.4)	6.1	(11.6)	12.0
Comprehensive income (loss)	222.1	177.8	183.0	(301.5)
Comprehensive income attributable to non-controlling interest	(0.7)	(1.4)	(1.2)	(2.3)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$221.4	$176.4	$181.8	$(303.8)
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at April 3, 2026	626,221,307	$6.3	$5,582.5	$(61.7)	$8,208.5	(234,349,823)	$(6,433.9)	$19.1	$7,320.8
Shares issued pursuant to the ESPP	101,729	—	5.3	—	—	—	—	—	5.3
RSUs released and stock grant awards issued	637,805	—	—	—	—	—	—	—	—
Warrants and bond hedges, net - 2031 0% Notes	—	—	(70.8)	—	—	—	—	—	(70.8)
Tax impact of warrants and bond hedges, net	—	—	78.4	—	—	—	—	—	78.4
Payment of tax withholding for RSUs	—	—	—	—	—	(181,801)	(20.0)	—	(20.0)
Share-based compensation	—	—	37.4	—	—	—	—	—	37.4
Repurchase of common stock	—	—	—	—	—	(3,138,218)	(334.7)	—	(334.7)
Comprehensive income (loss)	—	—	—	(5.4)	226.8	—	—	0.7	222.1
Balance at July 3, 2026	626,960,841	$6.3	$5,632.8	$(67.1)	$8,435.3	(237,669,842)	$(6,788.6)	$19.8	$7,238.5

Balance at December 31, 2025	624,962,201	$6.2	$5,538.6	$(55.5)	$8,241.9	(228,221,650)	$(6,057.9)	$18.6	$7,691.9
Shares issued pursuant to the ESPP	246,846	—	12.0	—	—	—	—	—	12.0
RSUs released and stock grant awards issued	1,751,794	0.1	(0.1)	—	—	—	—	—	—
Warrants and bond hedges, net - 2031 0% Notes	—	—	(70.8)	—	—	—	—	—	(70.8)
Tax impact of warrants and bond hedges, net	—	—	78.4	—	—	—	—	—	78.4
Payment of tax withholding for RSUs	—	—	—	—	—	(600,652)	(47.4)	—	(47.4)
Share-based compensation	—	—	74.7	—	—	—	—	—	74.7
Repurchase of common stock	—	—	—	—	—	(8,847,540)	(683.3)	—	(683.3)
Comprehensive income (loss)	—	—	—	(11.6)	193.4	—	—	1.2	183.0
Balance at July 3, 2026	626,960,841	$6.3	$5,632.8	$(67.1)	$8,435.3	(237,669,842)	$(6,788.6)	$19.8	$7,238.5

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at April 4, 2025	624,118,249	$6.2	$5,411.4	$(56.5)	$7,634.8	(206,251,615)	$(4,966.0)	$19.0	$8,048.9
Shares issued pursuant to the ESPP	155,504	—	5.3	—	—	—	—	—	5.3
RSUs released and stock grant awards issued	162,395	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(45,895)	(2.2)	—	(2.2)
Share-based compensation	—	—	34.4	—	—	—	—	—	34.4
Repurchase of common stock	—	—	—	—	—	(6,934,425)	(303.0)	—	(303.0)
Comprehensive income (loss)	—	—	—	6.1	170.3	—	—	1.4	177.8
Balance at July 4, 2025	624,436,148	$6.2	$5,451.1	$(50.4)	$7,805.1	(213,231,935)	$(5,271.2)	$20.4	$7,961.2

Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5
Shares issued pursuant to the ESPP	308,882	—	10.6	—	—	—	—	—	10.6
RSUs released and stock grant awards issued	1,471,710	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Partial settlement of warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(518,625)	(25.1)	—	(25.1)
Share-based compensation	—	—	68.3	—	—	—	—	—	68.3
Repurchase of common stock	—	—	—	—	—	(13,012,930)	(605.6)	—	(605.6)
Comprehensive income (loss)	—	—	—	12.0	(315.8)	—	—	2.3	(301.5)
Balance at July 4, 2025	624,436,148	$6.2	$5,451.1	$(50.4)	$7,805.1	(213,231,935)	$(5,271.2)	$20.4	$7,961.2
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 3, 2026	July 4, 2025
Cash flows from operating activities:
Net income (loss)	$194.6	$(313.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	428.0	324.6
Gain on sale or disposal of fixed assets	(1.4)	(5.8)
Amortization of debt discount and issuance costs	6.7	5.7
Share-based compensation	74.7	68.3
Non-cash asset impairment charges	163.3	472.1
Change in deferred tax balances	(10.1)	(32.2)
Other	(0.3)	4.3
Changes in assets and liabilities (exclusive of acquisitions):
Receivables	(11.2)	185.9
Inventories	(58.1)	175.7
Other assets	(49.6)	(104.2)
Accounts payable	(58.3)	40.7
Accrued expenses and other current liabilities	57.4	5.7
Other long-term liabilities	(36.9)	(40.7)
Net cash provided by operating activities	698.8	786.6
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(56.2)	(225.8)
Proceeds from sale of property, plant and equipment	8.6	6.7
Purchase of short-term investments	(650.0)	(550.0)
Proceeds from the maturity of short-term investments	700.0	550.0
Payments for acquisition of a business, net of cash acquired	(13.0)	(117.5)
Other	1.2	—
Net cash used in investing activities	(9.4)	(336.6)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	12.0	10.6
Payment of tax withholding for RSUs	(45.5)	(25.1)
Repurchase of common stock	(690.5)	(602.4)
Issuance and borrowings under debt agreements	1,473.7	—
Reimbursement of debt issuance and other financing costs	3.4	—
Payment of debt issuance and other financing costs	(4.2)	—
Payment for purchase of bond hedges	(351.6)	—
Proceeds from issuance of warrants	281.0	—
Payment of financing lease obligations	(0.2)	(0.8)
Net cash provided by (used in) financing activities	678.1	(617.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	3.9
Net increase (decrease) in cash, cash equivalents and restricted cash	1,366.9	(163.8)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	2,149.0	2,693.4
Cash, cash equivalents and restricted cash, end of period (Note 6)	$3,515.9	$2,529.6

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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended July 3, 2026 and July 4, 2025 each contained 91 days. The six months ended July 3, 2026 and July 4, 2025 contained 184 days and 185 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and six months ended July 3, 2026 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2025 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 9, 2026 (the "2025 Form 10-K").

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

Definitive Agreement to Acquire Synaptics Incorporated

On June 25, 2026, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Sonic Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Synaptics Incorporated ("Synaptics"), pursuant to which Sonic Acquisition Corp. will merge with and into Synaptics, with Synaptics surviving the merger and becoming a wholly owned subsidiary of the Company. At the effective time of the merger, each outstanding share of Synaptics common stock (subject to limited exceptions identified in the Merger Agreement) will be converted into the right to receive 1.350 shares of the Company's common stock, par value $0.01 per share. The shares to be issued in connection with the merger will be registered pursuant to a registration statement on Form S-4 to be filed by the Company and will be issued from the Company's authorized but unissued shares. Based on this exchange ratio, the Company expects Synaptics stockholders will own approximately 12% of the combined company on a pro forma basis upon the closing. The Company's Board of Directors unanimously approved the Merger Agreement and the issuance of the Company's common stock, par value $0.01 per share in connection with the merger. The transaction is expected to close in mid-2027, subject to approval by Synaptics stockholders, the receipt of required regulatory approvals and other customary conditions.

The Merger Agreement contains certain termination rights for each of the Company and Synaptics. In certain circumstances in which the Merger Agreement is terminated, Synaptics may be required to pay the Company a termination fee of $235.0 million, including if the Merger Agreement is terminated by the Company due to a change of recommendation by the Synaptics’ board of directors, or by Synaptics to enter into a more favorable third-party acquisition proposal, as more fully described in the Merger Agreement. In certain circumstances in which the Merger Agreement is terminated due to the failure to obtain required

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

regulatory approvals or following an injunction arising in connection with certain antitrust or foreign investment laws, the Company may be required to pay Synaptics a termination fee of $320.0 million, as more fully described in the Merger Agreement.

The parties’ HSR notifications were filed with the Federal Trade Commission ("FTC") and Department of Justice ("DOJ") on July 17, 2026. The 30-day waiting period following the parties’ filings expires at 11:59 pm, Eastern Time, on August 17, 2026, unless extended by the issuance of a Second Request or earlier terminated by the FTC and DOJ.

Note 2: Segments and Revenue

Segments

The Company is organized into three operating and reportable segments consisting of PSG, AMG and ISG. These segments represent management's view of the business for which separate financial information is available and evaluated regularly by the Chief Operating Decision Maker ("CODM"), who is the Company’s Chief Executive Officer. The CODM uses segment gross profit for evaluating product pricing, factory utilization, allocation of capital and the assessment of segment profitability.

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
For the quarter ended July 3, 2026:
Revenue from external customers	$829.0	$545.7	$228.8	$1,603.5
Cost of revenue	598.7	254.5	134.0	987.2
Segment gross profit	$230.3	$291.2	$94.8	$616.3
For the quarter ended July 4, 2025:
Revenue from external customers	$698.2	$555.9	$214.6	$1,468.7
Cost of revenue	517.4	274.1	125.3	916.8
Segment gross profit	$180.8	$281.8	$89.3	$551.9
For the six months ended July 3, 2026:
Revenue from external customers	$1,565.6	$1,086.1	$465.1	$3,116.8
Cost of revenue	1,134.9	505.3	277.2	1,917.4
Segment gross profit	$430.7	$580.8	$187.9	$1,199.4
For the six months ended July 4, 2025:
Revenue from external customers	$1,343.3	$1,122.3	$448.8	$2,914.4
Cost of revenue	1,039.3	539.6	489.8	2,068.7
Segment gross profit (loss)	$304.0	$582.7	$(41.0)	$845.7

The Company had one customer, a distributor, whose revenue accounted for approximately 14% and 12% of total revenue for the quarters ended July 3, 2026 and July 4, 2025, respectively, and approximately 13% and 11% of the total revenue for the six months ended July 3, 2026 and July 4, 2025, respectively, across all reportable segments. No single customer accounted for more than 10% of the Company's accounts receivable balance as of July 3, 2026, and one customer, a distributor, accounted for approximately 10% of the Company's accounts receivable balance as of December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended July 3, 2026
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$279.4	$130.8	$34.0	$444.2
United Kingdom	181.3	103.1	69.5	353.9
Singapore	205.4	144.3	36.7	386.4
United States	129.4	140.5	30.7	300.6
Other	33.5	27.0	57.9	118.4
Total	$829.0	$545.7	$228.8	$1,603.5

Sales Channel:
Distributors	$527.5	$294.8	$124.4	$946.7
Direct customers	301.5	250.9	104.4	656.8
Total	$829.0	$545.7	$228.8	$1,603.5

	Six Months Ended July 3, 2026
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$465.3	$274.9	$72.9	$813.1
United Kingdom	366.0	221.4	158.7	746.1
Singapore	398.8	246.2	63.6	708.6
United States	255.4	281.8	59.9	597.1
Other	80.1	61.8	110.0	251.9
Total	$1,565.6	$1,086.1	$465.1	$3,116.8

Sales Channel:
Distributors	$976.8	$552.2	$234.5	$1,763.5
Direct customers	588.8	533.9	230.6	1,353.3
Total	$1,565.6	$1,086.1	$465.1	$3,116.8

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Quarter Ended July 4, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$201.3	$157.9	$54.1	$413.3
United Kingdom	145.9	102.8	78.7	327.4
Singapore	184.1	121.0	21.8	326.9
United States	113.0	134.5	30.4	277.9
Other	53.9	39.7	29.6	123.2
Total	$698.2	$555.9	$214.6	$1,468.7

Sales Channel:
Distributors	$438.9	$303.3	$97.4	$839.6
Direct customers	259.3	252.6	117.2	629.1
Total	$698.2	$555.9	$214.6	$1,468.7

	Six Months Ended July 4, 2025
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$366.4	$301.3	$115.7	$783.4
United Kingdom	310.9	225.3	158.7	694.9
Singapore	324.5	235.2	41.0	600.7
United States	236.0	276.5	58.0	570.5
Other	105.5	84.0	75.4	264.9
Total	$1,343.3	$1,122.3	$448.8	$2,914.4

Sales Channel:
Distributors	$774.5	$579.4	$194.8	$1,548.7
Direct customers	568.8	542.9	254.0	1,365.7
Total	$1,343.3	$1,122.3	$448.8	$2,914.4

The Company operates in various geographic locations. Sales to external customers have little correlation to where products are manufactured or the location of the end-customer. It is, therefore, not meaningful to present operating profit by geographical location.

Revenue

The Company's revenue is derived primarily from product sales and to a much lesser extent from product development agreements and non-recurring engineering ("NRE") arrangements. For each of the quarters and six months ended July 3, 2026 and July 4, 2025, revenue recognized from product sales as a percentage of total revenue was approximately 100%, and revenue recognized from product development agreements and NRE arrangements was an immaterial amount.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
End-Markets:
Automotive	$781.3	$733.2	$1,578.6	$1,495.1
Industrial	422.7	406.2	839.7	806.2
Other*	399.5	329.3	698.5	613.1
Total	$1,603.5	$1,468.7	$3,116.8	$2,914.4
* Other includes the end-markets of computing (including AI data center), consumer, networking, communications, etc.

Product Technologies:
Intelligent Power	$839.8	$748.1	$1,612.3	$1,450.3
Intelligent Sensing	284.9	275.9	577.3	575.8
Other	478.8	444.7	927.2	888.3
Total	$1,603.5	$1,468.7	$3,116.8	$2,914.4

Revenue by end-markets and product technologies is determined using known customer applications and other available information. For certain sales, primarily to distributors, when the ultimate application is not known at the time of sale, these are estimated based on historical trends and other relevant factors.

Remaining Performance Obligations

A portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of July 3, 2026 were approximately $6.1 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 37% of this amount as revenue over the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly differ from current estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $12.9 million and $24.4 million for each of the quarters ended July 3, 2026 and July 4, 2025, respectively, and $28.3 million and $48.4 million for the six months ended July 3, 2026 and July 4, 2025, respectively, related to contract liabilities outstanding as of the end of each respective prior year.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Contract Balances

Contract assets and contract liabilities were as follows (in millions):

	As of
	July 3, 2026	December 31, 2025
Contract assets included in:
Other current assets	$45.6	$47.4

Contract liabilities included in:
Accrued expenses and other current liabilities	$45.3	$51.8
Other long-term liabilities	30.7	69.8
Total	$76.0	$121.6

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

Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06")

In September 2025, the FASB issued ASU 2025-06 to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles - Goodwill and Other - Internal-Use Software. The guidance removes all references to project stages throughout ASC 350-40 and clarifies the threshold that entities apply to begin capitalizing costs. For public business entities, the provisions of ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Environmental Credits and Environmental Credit Obligations (Topic 818) (ASU "2026-02")

In May 2026, the FASB issued ASU 2026-02 to improve the financial accounting for and disclosure of activities related to environmental credits and environmental credit obligations. ASU 2026-02 provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. For public business entities, the provisions of ASU 2026-02 are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. Management is currently evaluating the requirements under this new standard.

Note 4: Acquisitions and Divestitures

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

On May 4, 2026, the Company completed the acquisition of rights to the RISC-V processor IP enterprise from Codasip s.r.o. The acquisition, which has been accounted for as a business combination, is intended to accelerate the Company's compute capabilities through acquired RISC-V cores, Codasip Studio EDA tools, supporting IP, and an organized workforce. Total purchase consideration is up to $14.5 million in cash, including $1.45 million withheld and payable upon IP acceptance and completion of the contractual defect remediation period.

Divestitures

During the quarter ended July 3, 2026, the Company entered into a definitive agreement to sell a manufacturing facility in the Philippines for $25 million in cash, subject to customary closing adjustments and conditions. This divestiture is expected to close during the third quarter of 2026. As of July 3, 2026, the assets associated with the facility did not meet the criteria for classification as held-for-sale, and accordingly, the Company continues to account for these assets as held-and-used.

On July 7, 2026, subsequent to the end of the second quarter, the Company entered into a definitive agreement to sell its manufacturing facility in Mountain Top, PA for $40 million in cash, subject to customary closing adjustments and conditions, and received a $10 million deposit. The Company will continue operating the facility through 2027 to support the transfer of production to other manufacturing sites, with the sale and transfer of ownership expected to occur in the first quarter of 2028. As of July 3, 2026, the facility did not meet the criteria for classification as held-for-sale, and accordingly, the Company continues to account for these assets as held-and-used.

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other, net were as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
For the quarter ended July 3, 2026:
2026 Manufacturing Realignment Program	$2.5	$16.3	$22.4	$41.2
Total	$2.5	$16.3	$22.4	$41.2

	Restructuring	Asset Impairments	Other Charges	Total
For the quarter ended July 4, 2025:
2025 Manufacturing Realignment Program	$2.9	$40.6	$5.6	$49.1
2024 Business Realignment	(0.2)	—	0.3	0.1
Total	$2.7	$40.6	$5.9	$49.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Restructuring	Asset Impairments	Other	Total
For the six months ended July 3, 2026:
2026 Manufacturing Realignment Program	$22.7	$163.3	$184.5	$370.5
Total	$22.7	$163.3	$184.5	$370.5

	Restructuring	Asset Impairments	Other Charges	Total
For the six months ended July 4, 2025:
2025 Manufacturing Realignment Program	$63.1	$472.1	$50.5	$585.7
2024 Business Realignment	0.7	—	2.1	2.8
Total	$63.8	$472.1	$52.6	$588.5

A summary of changes in the accrued restructuring balance by program was as follows (in millions):

	As of			As of
	December 31, 2025	Charges	Usage	July 3, 2026
2026 Manufacturing Realignment Program	$—	$22.7	$(18.6)	$4.1
2025 Manufacturing Realignment Program	2.7	—	(2.0)	0.7
Other	3.3	—	(1.3)	2.0
Total	$6.0	$22.7	$(21.9)	$6.8

The amounts recorded under the 2026 Manufacturing Realignment Program represent new restructuring activities that expand upon the Company’s 2025 Manufacturing Realignment Program for actions and decisions taken in 2026.

2026 Manufacturing Realignment Program

During the quarter and six months ended July 3, 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long‑term needs. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, and certain other charges primarily relating to the accelerated amortization and depreciation of assets for actions taken previously, during the quarter and six months ended July 3, 2026.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

In January 2026, as part of the 2026 Manufacturing Realignment Program, the Company initiated a restructuring plan to further reduce its global workforce by approximately 650 employees, and, in connection with such plan, the Company expects to incur total severance and other related benefit expenses of approximately $25 million in 2026. Of this, approximately $2.5 million and $22.7 million was recognized during the quarter and six months ended July 3, 2026, respectively, with the remaining amount expected to be recognized during the remainder of 2026.

Of the aggregate expenses relating to these actions, the Company paid approximately $18.6 million to approximately 600 terminated employees and had approximately $4.1 million accrued as of July 3, 2026.

Asset Impairment

The Company recorded impairment charges of $16.3 million and $163.3 million during the quarter and six months ended July 3, 2026, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

pursuant to held-for-sale accounting guidance due to the assets no longer being needed to meet anticipated long-term customer demand. Of the $163.3 million of asset impairment charges, $80.6 million and $69.1 million were for assets held in South Korea and the Czech Republic, respectively. During the respective quarters in 2026, it was determined that the assets identified by the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months from the end of the quarter. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily by using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale. Fair value was estimated primarily using market and income approaches, including third-party appraisals where available. Key unobservable inputs included expected sales proceeds, estimated equipment condition, and discount adjustments for certain specialized tooling.

Additional impairment charges for manufacturing equipment may be incurred in future periods pursuant to the timing of meeting the necessary criteria for being classified as held-for-sale.

Other

Other charges amounted to $22.4 million and $184.5 million for the quarter and six months ended July 3, 2026, respectively. The charges for the quarter ended July 3, 2026 primarily relate to contract termination costs and other facility exit activities associated with the restructuring programs. Of the $184.5 million for the six months ended July 3, 2026, $81.7 million and $54.8 million related to the accelerated depreciation and amortization of one lease in each of the Czech Republic and the United States, respectively, that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. The identified assets were fully depreciated and amortized as of April 3, 2026.

The Company also recorded $13.4 million of restructuring-related charges for the quarter ended July 3, 2026 within Cost of revenue in the Consolidated Statement of Operations.

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

The following table summarizes goodwill by operating and reportable segments (in millions):

	PSG	AMG	ISG	Total
Balances as of December 31, 2025 (1)	$703.9	$851.7	$124.3	$1,679.9
Addition related to business acquisition	—	7.7	—	7.7
Balances as of July 3, 2026 (1)	$703.9	$859.4	$124.3	$1,687.6

(1)Net of accumulated goodwill impairment losses of $31.9 million in the PSG reportable segment and $748.9 million in the AMG reportable segment as of July 3, 2026 and December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inventories

Details of inventories were as follows (in millions):

	As of
	July 3, 2026	December 31, 2025
Inventories:
Raw materials	$266.5	$263.6
Work in process	1,446.5	1,388.9
Finished goods	334.5	337.1
Total	$2,047.5	$1,989.6

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of July 3, 2026, the net assets for the over-funded plans totaled $29.6 million. The total accrued pension liability for underfunded plans was $56.5 million, of which the current portion of $0.5 million was classified as Accrued expenses and other current liabilities. As of December 31, 2025, the net funded status for all the plans was a liability of $26.4 million, of which the current portion of $1.5 million was classified as Accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Service cost	$1.0	$1.1	$2.0	$2.2
Interest cost	1.4	1.4	2.8	2.7
Expected return on plan assets	(1.1)	(1.2)	(2.2)	(2.4)
Curtailment losses	—	—	—	1.5
Total	$1.3	$1.3	$2.6	$4.0

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense (including accelerated amortization related to ROU asset abandonment discussed in Note 5) were as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Operating lease	$10.9	$20.5	$49.7	$38.3
Variable lease	1.5	1.8	3.3	2.9
Short-term lease	0.4	0.7	0.8	1.5
Total	$12.8	$23.0	$53.8	$42.7

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The operating lease liabilities and operating ROU assets recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	July 3, 2026	December 31, 2025
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$24.0	$33.9
Other long-term liabilities	202.3	214.5
Total	$226.3	$248.4
Operating ROU assets included in:
Other assets	$161.1	$200.8

As of July 3, 2026, the weighted-average remaining lease terms were 11.5 years and 17.3 years, and the weighted-average discount rates were 5.2% and 5.8%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Six Months Ended
	July 3, 2026	July 4, 2025
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$61.7	$111.6
Operating ROU assets obtained in exchange for lease liabilities	2.5	13.1
Cash paid for:
Interest expense	$18.6	$29.3
Income taxes	97.4	86.5
Operating lease payments in operating cash flows	21.1	34.8

The following table shows a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	July 3, 2026	December 31, 2025	July 4, 2025	December 31, 2024
Consolidated Balance Sheets:
Cash and cash equivalents	$3,514.5	$2,147.6	$2,526.7	$2,691.3
Restricted cash (included in other current assets)	1.4	1.4	2.9	2.1
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$3,515.9	$2,149.0	$2,529.6	$2,693.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	July 3, 2026	December 31, 2025
Revolving Credit Facility due 2028	$—	$—
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2031	1,500.0	—
0% Notes due 2027	804.9	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt	4,504.9	3,004.9
Less: Unamortized debt discount (3)	(1.9)	(2.5)
Less: Unamortized debt issuance costs (4)	(43.6)	(21.9)
Net long-term debt, including current maturities	4,459.4	2,980.5
Less: Current maturities	(802.1)	—
Net long-term debt	$3,657.3	$2,980.5

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Unamortized debt discount of $1.9 million and $2.5 million for the 3.875% Notes as of July 3, 2026 and December 31, 2025, respectively.
(4)Unamortized debt issuance costs of $14.1 million and $16.5 million for the 0.50% Notes, $26.0 million and $0.0 million for the 2031 0% Notes, $2.8 million and $4.5 million for the 0% Notes and $0.7 million and $0.9 million for the 3.875% Notes, in each case as of July 3, 2026 and December 31, 2025, respectively.

Expected maturities of gross long-term debt (including current portion - see section below on 0% Notes due 2027) as of July 3, 2026 were as follows (in millions):

Period	Expected Maturities
Remainder of 2026	$804.9
2027	—
2028	700.0
2029	1,500.0
2030	—
Thereafter	1,500.0
Total	$4,504.9

The Company was in compliance with its covenants under all debt agreements as of July 3, 2026, and expects to remain in compliance with all covenants over at least the next 12 months.

0% Convertible Senior Notes due 2027

As of July 3, 2026, based on the maturity date of the 0% Notes, the $804.9 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt. Additionally, pursuant to the indenture governing the 0% Notes, since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on July 3, 2026 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending September 30, 2026, and only during such calendar quarter.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

0% Convertible Senior Notes due 2031

On May 11, 2026, the Company issued $1.5 billion aggregate principal amount of 0% Convertible Senior Notes due May 1, 2031 (the "2031 0% Notes") in a private offering. The Company received net proceeds of $1,472.9 million after deducting purchaser discounts and debt issuance and other financing costs. Concurrently with the issuance, the Company paid $351.6 million to enter into convertible note hedge transactions and received $281.0 million in proceeds from the sale of warrants. The Company also used $331.9 million of the net proceeds to repurchase 3.1 million shares of the Company’s common stock. The remaining proceeds are intended for general corporate purposes, including the repayment of outstanding debt.

The 2031 0% Notes were accounted for as a single liability instrument. The embedded conversion feature qualified for the scope exception applicable to contracts indexed to, and settled in, the Company's own stock and, therefore, was not accounted for separately as a derivative. Debt issuance costs of $26.9 million were recorded as a direct deduction from the carrying amount of the 2031 0% Notes and are amortized to interest expense over the contractual term of the notes using the effective interest method.

The 2031 0% Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by certain subsidiaries. The 2031 0% Notes will not bear regular interest, and the principal amount of the Notes will not accrete. The 2031 0% Notes were issued under an indenture dated May 11, 2026, by and among the Company, the guarantors and Computershare Trust Company, National Association, as trustee (the "Indenture"), and will mature on May 1, 2031, unless earlier converted, redeemed, or repurchased in accordance with their terms.

Holders may convert their 2031 0% Notes at any time beginning on February 1, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date. Before that date, conversion is permitted only if certain conditions are met, including specified stock price thresholds, trading price conditions, redemption events, or certain corporate transactions. The initial conversion rate is 6.1997 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $161.30 per share. Upon conversion, the Company may settle the principal amount in cash and may settle any excess value in cash, shares of common stock, or a combination of both, at its election. The conversion rate may be adjusted for certain events as specified in the Indenture. As of July 3, 2026, there have been no changes to the initial conversion price of the 2031 0% Notes since the issuance date. The maximum number of shares that could be issued upon conversion is approximately 14.2 million shares, which is subject to customary anti-dilution adjustment provisions.

Beginning May 7, 2029, the Company may redeem the 2031 0% Notes, in whole or in part, for cash if the Company's stock price exceeds 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the last trading day of the immediately preceding calendar quarter. The redemption price will be equal to 100% of the principal amount.

In connection with the issuance of the 2031 0% Notes, the Company recorded $26.3 million of initial purchaser discounts and incurred $0.6 million of additional issuance costs, both of which were capitalized as debt issuance costs. The effective interest rate, including the impact of debt issuance costs is 0.4% over the contractual term of the 2031 0% Notes.

The Company entered into convertible note hedge transactions with certain financial institutions to reduce potential dilution and/or offset potential cash payments in excess of the principal amount upon conversion of the 2031 0% Notes. These hedge transactions cover the number of shares underlying the 2031 0% Notes, subject to customary adjustments, and are expected to settle at the same time as any conversions. The Company paid $351.6 million for these hedge transactions, which was recorded in stockholders’ equity.

At the same time, the Company sold warrants to certain financial institutions covering 9.3 million shares of its common stock at an initial strike price of $211.54 per share, which represents a 100.0% premium to the Company's stock price on May 6, 2026, subject to adjustment. The warrants expire on August 1, 2031, and the maximum number of shares that may be issued under the warrants is approximately 18.6 million shares. The Company received $281.0 million in proceeds from the sale of the warrants, which was recorded in stockholders’ equity. The proceeds from the warrants partially offset the cost of the hedge transactions.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The Company also recorded a deferred tax asset of $78.4 million related to the tax effects of the hedge and warrant transactions, including the deductibility of the net cost. The Company recorded a deferred tax asset associated with the tax basis created by the note hedge and warrant transactions. The deferred tax effects were recorded within additional paid-in capital.

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Net income (loss) for diluted earnings per share of common stock	$226.8	$170.3	$193.4	$(315.8)

Basic weighted-average shares of common stock outstanding	390.3	414.6	392.2	418.0
Dilutive effect of share-based awards	2.4	0.3	2.2	—
Dilutive effect of convertible notes and warrants	11.7	—	7.1	—
Diluted weighted-average shares of common stock outstanding	404.4	414.9	401.5	418.0

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.58	$0.41	$0.49	$(0.76)
Diluted	$0.56	$0.41	$0.48	$(0.76)

Basic income (loss) per share of common stock is computed by dividing net income (loss) for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was immaterial and 2.4 million for the quarters ended July 3, 2026 and July 4, 2025, respectively, and 0.3 million and 2.3 million for the six months ended July 3, 2026 and July 4, 2025, respectively, as the inclusion would have the effect of increasing the net income per common share attributable to the Company or decreasing the net loss per common share attributable to the Company.

The dilutive impacts related to the 0.50% Notes, the 0% Notes, and the 2031 0% Notes (collectively, the "Convertible Notes") have been calculated using the if-converted method for the quarters ended July 3, 2026 and July 4, 2025. The Convertible Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the Convertible Notes when the stock price is above the applicable conversion price, as shown below:

0.50% Notes	$103.87
0% Notes	52.97
2031 0% Notes	161.30

The dilutive impact of the warrants issued concurrently with the issuance of the Convertible Notes has been included in the calculation of diluted weighted-average common shares outstanding, if applicable. The warrants become dilutive when the stock price exceeds the applicable exercise price, as shown below:

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

0.50% Notes	$156.78
0% Notes	74.34
2031 0% Notes	211.54

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

Activity under the New Share Repurchase Program and the Share Repurchase Program during the quarters and six months ended July 3, 2026 and July 4, 2025, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Number of repurchased shares (1)	3.1	6.9	8.8	13.0
Aggregate purchase price	$331.9	$300.0	$677.5	$600.0
Fees, commissions and excise tax	2.8	3.0	5.8	5.6
Total	$334.7	$303.0	$683.3	$605.6
Weighted-average purchase price per share (2)	$105.77	$43.26	$76.58	$46.11

(1) None of these shares had been reissued or retired as of July 3, 2026, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of July 3, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.3 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended July 3, 2026 and July 4, 2025 were $20.0 million and $2.2 million, respectively, for which the Company withheld 0.2 million and an immaterial number of shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the six months ended July 3, 2026 and July 4, 2025 were $47.4 million and $25.1 million, respectively, for which the Company withheld 0.6 million and 0.5 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program or the New Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited ("Leshan")

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $19.8 million as of July 3, 2026 after including its $1.2 million share of earnings for the six months ended July 3, 2026. As of December 31, 2025, the Leshan non-controlling interest balance was $18.6 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 9: Share-Based Compensation

Total share-based compensation expense related to RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Six Months Ended
	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Cost of revenue	$6.8	$6.1	$13.2	$12.1
Research and development	6.0	6.3	13.3	12.6
Selling and marketing	4.8	4.9	9.9	9.6
General and administrative	19.8	17.1	38.3	34.0
Share-based compensation expense	37.4	34.4	74.7	68.3
Income tax benefit	(7.9)	(7.2)	(15.7)	(14.3)
Share-based compensation expense, net of tax	$29.5	$27.2	$59.0	$54.0

As of July 3, 2026, the total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $218.3 million, which is expected to be recognized over a weighted-average period of 1.8 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended July 3, 2026 and July 4, 2025.

Shares Available

As of July 3, 2026 and December 31, 2025, there was an aggregate of 26.4 million and 28.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over three or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the six months ended July 3, 2026 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2025	5.0	$57.99
Granted	1.8	86.27
Achieved	0.1	52.88
Released	(1.8)	60.43
Forfeited	(0.5)	60.76
Non-vested RSUs at July 3, 2026	4.6	67.30

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $1.6 million was outstanding as of July 3, 2026, which reduced the borrowing capacity under such facility. As of July 3, 2026, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.9 million.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $1.6 million as of July 3, 2026. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Securities Class Action and Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, the plaintiff filed their second amended complaint. The Company filed a motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. Oral arguments for this motion to dismiss were heard by the court

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

on June 27, 2025. On July 11, 2025, the court granted the Company's motion to dismiss the plaintiff's second amended complaint without prejudice. On August 11, 2025, the plaintiff filed their third amended complaint. The Company filed a motion to dismiss this third amended complaint on September 25, 2025. Full briefing on this motion to dismiss the third amended complaint was completed on December 10, 2025. On July 23, 2026, the court granted the Company’s motion to dismiss the plaintiff’s third amended complaint with prejudice.

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

The Company held $350.0 million and $400.0 million of short-term investments in time deposits as of July 3, 2026 and December 31, 2025, respectively.

In connection with the Vcore acquisition in 2025, the Company is required to pay additional cash consideration upon the receipt and acceptance of specified products and the achievement of certain revenue milestones. The maximum contingent cash

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

consideration to be distributed is $144.0 million. Contingent consideration is classified as Level 3 within the fair value hierarchy. Key unobservable inputs included the probability of completing future product milestones, the probability of achieving revenue targets, the expected timing of payments, volatility and risk‑adjusted discount rates. The contingent liability for revenue milestones was valued using Monte Carlo simulations.

The contingent consideration, which will be settled in cash, has been allocated between accrued expenses and other long-term liabilities based on the expected timing of payments. Accordingly, it will be remeasured at fair value each reporting period, with changes recognized in the Consolidated Statements of Operations. The fair value of the contingent consideration was as follows (in millions):

	As of
	July 3, 2026	December 31, 2025
Contingent consideration included in:
Accrued expenses and other current liabilities	$58.6	$48.3
Other long-term liabilities	54.5	61.6
Total	$113.1	$109.9

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair values of the Company's long-term borrowings were as follows (in millions):

	As of
	July 3, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0.50% Notes	$1,485.9	$1,813.2	$1,483.5	$1,424.2
2031 0% Notes	1,474.0	1,494.7	—	—
0% Notes	802.1	1,416.7	800.4	965.0
3.875% Notes	697.4	682.2	696.6	684.2

(1) Carrying amounts shown are net of unamortized debt discount, if applicable, and unamortized debt issuance costs.

Fair values of the 0.50% Notes, 2031 0% Notes, 0% Notes and 3.875% Notes were estimated based on market prices in active markets (Level 1).

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 12: Financial Instruments

Foreign Currencies

The following summarizes the notional amounts and related fair values of the Company’s foreign currency derivative instruments in U.S. Dollars (in millions):

	Notional or contractual amount	Fair Value of
		Assets (1)	Liabilities (2)
As of July 3, 2026
Derivative instruments with hedge accounting designation:
Cash flow hedges	$470.3	$1.4	$13.7
Derivative instruments without hedge accounting designation:
Currency derivatives	147.6	0.6	0.4
		$2.0	$14.1

As of December 31, 2025
Derivative instruments with hedge accounting designation:
Cash flow hedges	$386.7	$0.3	$—
Derivative instruments without hedge accounting designation:
Currency derivatives	190.5	0.1	—
		$0.4	$—
(1)Included in Other current assets.
(2)Included in Accrued expenses and other current liabilities.

Cash flow hedges and currency derivatives are measured at fair value using a discounted cash flow model based on observable forward exchange rates and credit‑adjusted discount rates, and are classified as Level 2 fair value measurements. Gains and losses on cash flow hedges and currency derivatives were immaterial for the quarters and six months ended July 3, 2026 and July 4, 2025.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges

The Company maintains a foreign currency cash flow hedging program to reduce the risk that its U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. The Company enters into forward contracts (principally Philippine peso, Korean won and Czech koruna) to hedge certain portions of forecasted cash flows denominated in foreign currencies. These contracts generally mature within 18 months and are designated as cash flow hedges for accounting purposes. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of July 3, 2026.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives

As of July 3, 2026 and December 31, 2025, the Company had net outstanding foreign exchange contracts that hedged existing assets and liabilities associated with transactions on its balance sheet, which were undesignated hedges for accounting purposes. Such contracts were obtained through financial institutions and were scheduled to mature within two months from the time of purchase. Management believes that these financial instruments should not subject the Company to increased risks from foreign exchange movements because gains and losses on these contracts should offset losses and gains on the underlying assets, liabilities and transactions to which they relate.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, the 2031 0% Notes, and 0.50% Notes. See Note 7: ''Long-Term Debt'' for more information.

Other

As of July 3, 2026, the Company had no outstanding commodity derivatives, currency swaps, options or equity contracts held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of July 3, 2026, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company maintains a partial valuation allowance on its U.S. state deferred tax assets and on certain foreign net operating losses and tax credits.

The Company is currently under IRS examination for the 2022 and 2023 tax years. Tax years prior to 2022 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2020. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2017.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(55.5)	$—	$(55.5)
Other comprehensive loss prior to reclassifications	(1.2)	(12.0)	(13.2)
Amounts reclassified from accumulated other comprehensive loss	—	1.6	1.6
Net current period other comprehensive loss (1)	(1.2)	(10.4)	(11.6)
Balance as of July 3, 2026	$(56.7)	$(10.4)	$(67.1)

(1) Effects of cash flow hedges were net of tax impact of $2.7 million for the six months ended July 3, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2025 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended July 3, 2026, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2025 Form 10-K.

Executive Overview

onsemi Overview

ON Semiconductor Corporation ("onsemi," "we," "us," "our," or the "Company"), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG").

We deliver intelligent power and intelligent sensing technologies that enable electrification, energy efficiency, safety, and automation across automotive, industrial, and AI data center end-markets. Our intelligent power technologies enable electrified drivetrain and power management applications in the automotive industry and support efficient fast‑charging systems. Our intelligent sensing technologies enable advanced safety applications in automotive through industry‑leading performance and reliability.

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

Definitive Agreement to Acquire Synaptics Incorporated

On June 25, 2026, we entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Sonic Acquisition Corp. and Synaptics Incorporated ("Synaptics"), pursuant to which Synaptics will become a wholly owned subsidiary of onsemi (the “Merger”). At the effective time of the Merger (the “Closing”), each outstanding share of Synaptics common stock, subject to limited exceptions set forth in the Merger Agreement, will be converted into the right to receive 1.350 shares of the Company's common stock. Based on the exchange ratio, we expect Synaptics stockholders will own approximately 12% of the combined company on a pro forma basis upon closing. The Merger Agreement also provides for our assumption of certain

Synaptics equity awards, subject to certain adjustments thereto in respect of, among other things, performance-based vesting conditions. Our Board of Directors unanimously approved the Merger Agreement and the issuance of our common stock in connection with the Merger.

Pursuant to the Merger Agreement, at the Closing, onsemi will appoint one independent director, designated by onsemi from among those directors serving on the board of directors of Synaptics (“Synaptics Board”) as of immediately prior to the Closing that have been proposed to onsemi by the Synaptics Board for consideration, with such selection to be made after reasonable consultation with, and reasonable consideration of the recommendations of, Synaptics.

The Merger, which is anticipated to close in mid-2027, is subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, adoption of the Merger Agreement by Synaptics’ stockholders, the expiration or early termination of the waiting period under the HSR Act, and other regulatory approvals under certain antitrust and foreign investment regimes, and the absence of any order, injunction or law of such jurisdictions prohibiting the Merger.

The parties’ HSR notifications were filed with the FTC and DOJ on July 17, 2026. The 30-day waiting period following the parties’ filings expires at 11:59 pm, Eastern Time, on August 17, 2026, unless extended by the issuance of a Second Request or earlier terminated by the FTC and DOJ.

The Merger Agreement contains certain termination rights for each of us and Synaptics. In certain circumstances in which the Merger Agreement is terminated, Synaptics may be required to pay us a termination fee of $235.0 million, including if the Merger Agreement is terminated by us due to a change of recommendation by the Synaptics Board, or by Synaptics to enter into a more favorable third-party acquisition proposal, as more fully described in the Merger Agreement. In certain circumstances in which the Merger Agreement is terminated due to the failure to obtain required regulatory approvals, we may be required to pay Synaptics a termination fee of $320.0 million, as more fully described in the Merger Agreement.

For more information on risks related to the Merger, see Part II, Item 1A. "Risk Factors" of this Form 10-Q.

2026 Manufacturing Realignment Program

During the first half of 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long-term needs.

We expect to incur total severance costs and related benefit expenses of $25.0 million related to the termination of approximately 650 employees. Of this, approximately $2.5 million and $22.7 million was recognized during the quarter and six months ended July 3, 2026, respectively. We also recorded non-cash impairment charges of $16.3 million and $163.3 million during the quarter and six months ended July 3, 2026, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges of $22.4 million and $184.5 million for the quarter and six months ended July 3, 2026, related to contract termination costs and other facility exit activities during the quarter ended July 3, 2026 and accelerated depreciation of leasehold improvements and accelerated amortization of ROU assets that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs during the six months ended July 3, 2026. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other, Net in the Consolidated Statement of Operations. We also recorded $13.4 million of restructuring-related charges for the quarter ended July 3, 2026 within Cost of revenue in the Consolidated Statement of Operations.

For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended July 3, 2026, we repurchased approximately 3.1 million shares of common stock for an aggregate purchase price of $334.7 million. During the six months ended July 3, 2026, we repurchased approximately 8.8 million shares of common stock for an aggregate purchase price of $683.3 million. For additional information, see Note 8: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended July 3, 2026 compared to the Quarter Ended July 4, 2025

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	July 3, 2026	July 4, 2025	Dollar Change
Revenue	$1,603.5	$1,468.7	$134.8
Cost of revenue	987.2	916.8	70.4
Gross profit	616.3	551.9	64.4
Operating expenses:
Research and development	140.8	143.8	(3.0)
Selling and marketing	63.3	63.3	—
General and administrative	101.9	91.2	10.7
Amortization of intangible assets	10.5	11.0	(0.5)
Restructuring, asset impairments and other, net	41.2	49.2	(8.0)
Total operating expenses	357.7	358.5	(0.8)
Operating income	258.6	193.4	65.2
Other income (expense), net:
Interest expense	(13.7)	(17.9)	4.2
Interest income	17.4	25.2	(7.8)
Other income	8.6	1.5	7.1
Other income (expense), net	12.3	8.8	3.5
Income before income taxes	270.9	202.2	68.7
Income tax provision	(43.4)	(30.5)	(12.9)
Net income	227.5	171.7	55.8
Less: Net income attributable to non-controlling interest	(0.7)	(1.4)	0.7
Net income attributable to ON Semiconductor Corporation	$226.8	$170.3	$56.5

The following table summarizes certain information relating to our segment results (in millions):

	Quarter Ended July 3, 2026	As a % of Total	Quarter Ended July 4, 2025	As a % of Total	Dollar Change
Revenue:
PSG	$829.0	51.7%	$698.2	47.5%	$130.8
AMG	545.7	34.0%	555.9	37.9%	(10.2)
ISG	228.8	14.3%	214.6	14.6%	14.2
Total	$1,603.5	100.0%	$1,468.7	100.0%	$134.8

Cost of revenue:
PSG	$598.7	60.6%	$517.4	56.4%	$81.3
AMG	254.5	25.8%	274.1	29.9%	(19.6)
ISG	134.0	13.6%	125.3	13.7%	8.7
Total	$987.2	100.0%	$916.8	100.0%	$70.4

Gross profit: (1)
PSG	$230.3	27.8%	$180.8	25.9%	$49.5
AMG	291.2	53.4%	281.8	50.7%	9.4
ISG	94.8	41.4%	89.3	41.6%	5.5
Total	$616.3	38.4%	$551.9	37.6%	$64.4

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $1,603.5 million and $1,468.7 million for the quarters ended July 3, 2026 and July 4, 2025, respectively, representing an increase of $134.8 million, or approximately 9%, year over year due to increased demand across all end-markets. We had one customer, a distributor, whose revenue accounted for approximately 14% and 12% of our total revenue for each of the quarters ended July 3, 2026 and July 4, 2025, across all reportable segments.

Revenue from PSG

Revenue from PSG increased by $130.8 million, or approximately 19%, for the quarter ended July 3, 2026 compared to the quarter ended July 4, 2025 due to increased demand. This was driven by an increase in revenue of $44.5 million, $22.4 million and $63.9 million in the automotive, industrial and other end-markets, respectively.

Revenue from AMG

Revenue from AMG decreased by $10.2 million, or approximately 2%, for the quarter ended July 3, 2026 compared to the quarter ended July 4, 2025, primarily driven by a decrease of $11.5 million within the industrial end-market due to lower demand, while the sales within the automotive and other end-markets remained relatively consistent.

Revenue from ISG

Revenue from ISG increased by $14.2 million, or approximately 7%, for the quarter ended July 3, 2026 compared to the quarter ended July 4, 2025 due to increased demand. This was driven by an increase in revenue of $2.6 million, $5.6 million and $6.0 million in the automotive, industrial and other end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended July 3, 2026	As a % of Total Revenue (1)	Quarter Ended July 4, 2025	As a % of Total Revenue (1)
Hong Kong	$444.2	27.7%	$413.3	28.1%
United Kingdom	353.9	22.1%	327.4	22.3%
Singapore	386.4	24.1%	326.9	22.3%
United States	300.6	18.7%	277.9	18.9%
Other	118.4	7.4%	123.2	8.4%
Total revenue	$1,603.5		$1,468.7

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit increased by $64.4 million, or approximately 12%, to $616.3 million for the quarter ended July 3, 2026 compared to $551.9 million for the quarter ended July 4, 2025 primarily due to increased revenue across all end-markets, improved manufacturing utilization and favorable mix within certain business segments

Our gross margin increased by 0.8 percentage points from 37.6% for the quarter ended July 4, 2025 to 38.4% for the quarter ended July 3, 2026. The increase was primarily driven by improved manufacturing utilization and favorable mix within certain business segments.

PSG gross profit increased by $49.5 million, primarily driven by higher revenue across all end‑markets and improved absorption resulting from higher manufacturing utilization. PSG gross margin increased by 1.9 percentage points to 27.8% from 25.9%, primarily due to improved utilization and operating leverage on higher volumes during the quarter ended July 3, 2026.

AMG gross profit increased by $9.4 million and gross margin increased by 2.7 percentage points to 53.4% from 50.7%, primarily due to a more favorable product mix, including a higher proportion of higher-margin products, which more than offset lower industrial end-market revenue.

ISG gross profit increased by $5.5 million, primarily driven by higher revenue across all end-markets. ISG gross margin decreased to 41.4% from 41.6%.

Operating Expenses

Research and development expenses were $140.8 million for the quarter ended July 3, 2026, as compared to $143.8 million for the quarter ended July 4, 2025, representing a decrease of $3.0 million, or approximately 2%. The decrease was primarily attributable to a decrease in production material costs and other variable expenses.

Selling and marketing expenses were $63.3 million for the quarter ended July 3, 2026, as compared to $63.3 million for the quarter ended July 4, 2025.

General and administrative expenses were $101.9 million for the quarter ended July 3, 2026, as compared to $91.2 million for the quarter ended July 4, 2025, representing an increase of $10.7 million, or approximately 12%. The increase was primarily attributable to third-party acquisition costs for the proposed Synaptics Merger and higher payroll‑related expenses.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $10.5 million for the quarter ended July 3, 2026, as compared to $11.0 million for the quarter ended July 4, 2025, representing a decrease of $0.5 million, or approximately 5%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $41.2 million for the quarter ended July 3, 2026, as compared to $49.2 million for the quarter ended July 4, 2025. Charges incurred for the quarter ended July 3, 2026 related to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $4.2 million to $13.7 million during the quarter ended July 3, 2026, as compared to $17.9 million during the quarter ended July 4, 2025, due to the repayment of the Revolving Credit Facility on December 31, 2025. Our average gross long-term debt for the quarter ended July 3, 2026 was $3,754.9 million at a weighted-average interest rate of 1.5%, as compared to $3,379.9 million at a weighted-average interest rate of 2.1% for the quarter ended July 4, 2025.

Interest Income

Interest income decreased by $7.8 million, or approximately 31%, to $17.4 million during the quarter ended July 3, 2026 compared to $25.2 million during the quarter ended July 4, 2025. The decrease was primarily attributable to lower interest rates earned on cash equivalents and short‑term investments.

Other Income (Expense)

During the quarter ended July 3, 2026, other income was $8.6 million compared to other income of $1.5 million during the quarter ended July 4, 2025, primarily attributable to increased dividend income.

Income Tax Provision

We recorded an income tax provision of $43.4 million and $30.5 million for the quarters ended July 3, 2026 and July 4, 2025, respectively, representing effective tax rates of 16.0% and 15.1%, respectively.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Six Months Ended July 3, 2026 compared to the Six Months Ended July 4, 2025

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Six Months Ended
	July 3, 2026	July 4, 2025	Dollar Change
Revenue	$3,116.8	$2,914.4	$202.4
Cost of revenue	1,917.4	2,068.7	(151.3)
Gross profit	1,199.4	845.7	353.7
Operating expenses:
Research and development	285.1	307.9	(22.8)
Selling and marketing	126.3	131.6	(5.3)
General and administrative	191.3	175.6	15.7
Amortization of intangible assets	21.0	22.4	(1.4)
Restructuring, asset impairments and other, net	370.5	588.5	(218.0)
Total operating expenses	994.2	1,226.0	(231.8)
Operating income (loss)	205.2	(380.3)	585.5
Other income (expense), net:
Interest expense	(26.4)	(35.9)	9.5
Interest income	35.1	51.8	(16.7)
Other income	12.4	5.6	6.8
Other income (expense), net	21.1	21.5	(0.4)
Income (loss) before income taxes	226.3	(358.8)	585.1
Income tax (provision) benefit	(31.7)	45.3	(77.0)
Net income (loss)	194.6	(313.5)	508.1
Less: Net income attributable to non-controlling interest	(1.2)	(2.3)	1.1
Net income (loss) attributable to ON Semiconductor Corporation	$193.4	$(315.8)	$509.2

The following table summarizes certain information relating to our segment results (in millions):

	Six Months Ended July 3, 2026	As a % of Total	Six Months Ended July 4, 2025	As a % of Total	Dollar Change
Revenue:
PSG	$1,565.6	50.3%	$1,343.3	46.1%	$222.3
AMG	1,086.1	34.8%	1,122.3	38.5%	(36.2)
ISG	465.1	14.9%	448.8	15.4%	16.3
Total revenue	$3,116.8	100.0%	$2,914.4	100.0%	$202.4

Cost of revenue:
PSG	$1,134.9	59.1%	$1,039.3	50.2%	$95.6
AMG	505.3	26.4%	539.6	26.1%	(34.3)
ISG	277.2	14.5%	489.8	23.7%	(212.6)
Total	$1,917.4	100.0%	$2,068.7	100.0%	$(151.3)

Gross profit: (1)
PSG	$430.7	27.5%	$304.0	22.6%	$126.7
AMG	580.8	53.5%	582.7	51.9%	(1.9)
ISG	187.9	40.4%	(41.0)	(9.1)%	228.9
Total	$1,199.4	38.5%	$845.7	29.0%	$353.7

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $3,116.8 million and $2,914.4 million for the six months ended July 3, 2026 and July 4, 2025, respectively, representing an increase of $202.4 million, or approximately 7%, year over year due to increased demand across all end-markets. We had one customer, a distributor, whose revenue accounted for approximately 13% and 11% of our total revenue for the six months ended July 3, 2026 and July 4, 2025, respectively.

Revenue from PSG

Revenue from PSG increased by $222.3 million, or approximately 17%, for the six months ended July 3, 2026 compared to the six months ended July 4, 2025 due to increased demand. This was driven by an increase in revenue of $97.6 million, $29.8 million and $94.9 million in the automotive, industrial and other end-markets, respectively.

Revenue from AMG

Revenue from AMG decreased by $36.2 million, or approximately 3%, for the six months ended July 3, 2026 compared to the six months ended July 4, 2025 attributable to lower demand in all end-markets. This was driven by a decrease in revenue of $15.3 million, $6.5 million and $14.4 million in the automotive, industrial and other end-markets, respectively.

Revenue from ISG

Revenue from ISG increased by $16.3 million, or approximately 4%, for the six months ended July 3, 2026 compared to the six months ended July 4, 2025 due to increased demand. This was driven by an increase in revenue of $1.2 million, $10.2 million and $4.9 million in the automotive, industrial and other end-markets.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Six Months Ended July 3, 2026	As a % of Total Revenue (1)	Six Months Ended July 4, 2025	As a % of Total Revenue (1)
Hong Kong	$813.1	26.1%	$783.4	26.9%
United Kingdom	746.1	23.9%	694.9	23.8%
Singapore	708.6	22.7%	600.7	20.6%
United States	597.1	19.2%	570.5	19.6%
Other	251.9	8.1%	264.9	9.1%
Total revenue	$3,116.8		$2,914.4

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit increased by $353.7 million, or approximately 42%, to $1,199.4 million for the six months ended July 3, 2026 compared to $845.7 million for the six months ended July 4, 2025 primarily due to the absence of $235.8 million of excess and obsolete inventory charges and a decrease in write-offs of consumables and manufacturing supplies recognized during the six months ended July 4, 2025.

Our gross margin increased by 9.5 percentage points from 29.0% for the six months ended July 4, 2025 to 38.5% for the six months ended July 3, 2026. The increase was primarily driven by the absence of prior-year excess and obsolete inventory charges and a decrease in consumables write-offs, slightly improved manufacturing utilization and favorable mix within certain business segments, partially offset by lower volumes in select end-markets.

PSG gross profit increased by $126.7 million, primarily driven by higher revenue across all end-markets and improved absorption resulting from higher manufacturing utilization. PSG gross margin increased by 4.9 percentage points to 27.5% from 22.6%, primarily due to the decrease in write-offs of consumables and manufacturing supplies charge during the six months ended July 4, 2025, as well as improved utilization and operating leverage on higher volumes during the six months ended July 3, 2026.

AMG gross profit decreased by $1.9 million, primarily driven by the decline in demand across all end-markets. AMG gross margin increased by 1.6 percentage points to 53.5% from 51.9% primarily due to product mix, including a higher proportion of higher-margin offerings, which partially offset the impact of lower overall volume.

ISG gross profit increased by $228.9 million and gross margin increased to 40.4% from (9.1)%, primarily due to the absence of $230.3 million of excess and obsolete inventory charges recognized during the six months ended July 4, 2025, which did not reoccur during the six months ended July 3, 2026.

Operating Expenses

Research and development expenses were $285.1 million for the six months ended July 3, 2026, as compared to $307.9 million for the six months ended July 4, 2025, representing a decrease of $22.8 million, or approximately 7%. The decrease was primarily attributable to a decrease in production material costs and other variable expenses.

Selling and marketing expenses were $126.3 million for the six months ended July 3, 2026, as compared to $131.6 million for the six months ended July 4, 2025, representing a decrease of $5.3 million, or approximately 4%. The decrease was primarily attributable to lower payroll-related expenses and reduced commission costs.

General and administrative expenses were $191.3 million for the six months ended July 3, 2026, as compared to $175.6 million for the six months ended July 4, 2025, representing an increase of $15.7 million, or approximately 9%. The increase was primarily attributable to third-party acquisition costs for the proposed Synaptics Merger and higher payroll-related expenses.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $21.0 million and $22.4 million for the six months ended July 3, 2026 and July 4, 2025, respectively, representing a decrease of $1.4 million, or approximately 6%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $370.5 million for the six months ended July 3, 2026, as compared to $588.5 million for the six months ended July 4, 2025, representing a decrease of $218.0 million. Charges incurred for the six months ended July 3, 2026 primarily relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $9.5 million to $26.4 million during the six months ended July 3, 2026, as compared to $35.9 million during the six months ended July 4, 2025, due to the repayment of the Revolving Credit Facility on December 31, 2025. Our average gross long-term debt balance for the six months ended July 3, 2026 was $3,754.9 million at a weighted-average interest rate of 2.8%, as compared to $3,379.9 million at a weighted-average interest rate of 2.1% for the six months ended July 4, 2025.

Interest Income

Interest income decreased by $16.7 million, or approximately 32%, to $35.1 million during the six months ended July 3, 2026 compared to $51.8 million during the six months ended July 4, 2025. The decrease was primarily attributable to lower interest rates earned on cash equivalents and short-term investments.

Other Income (Expense)

Other income was $12.4 million for the six months ended July 3, 2026 as compared to other income of $5.6 million for the six months ended July 4, 2025, primarily attributable to increased dividend income.

Income Tax (Provision) Benefit

We recorded an income tax provision of $31.7 million and income tax benefit of $45.3 million during the six months ended July 3, 2026 and July 4, 2025, respectively, representing effective tax rates of 14.0% and 12.6%, respectively.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, short-term investments, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $3.9 billion as of July 3, 2026, and the Revolving Credit Facility has approximately $1.5 billion available for future borrowings.

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

We believe that our cash on hand, cash generated from operations, amounts available under the Revolving Credit Facility are adequate to meet our working capital requirements and other business needs for at least the next 12 months and thereafter for the foreseeable future. Because the pending Synaptics acquisition is structured as an all-stock transaction, the merger consideration is not expected to require a significant use of the Company's cash or other liquidity resources. The ultimate treatment of Synaptics' existing indebtedness following the closing of the transaction is unknown at this time

We continually evaluate our debt and capital structure and, when appropriate, we have completed and may in the future opportunistically undertake various measure to secure liquidity, repurchase shares of our common stock, reduce interest costs, amend, replace, renew, refinance, redeem or repurchase existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility.

Operating Activities

Our cash flows from operating activities were $698.8 million and $786.6 million for the six months ended July 3, 2026 and July 4, 2025, respectively. The decrease in operating cash flows by $87.8 million was primarily driven by unfavorable changes in working capital, including the timing of cash receipts and payments.

Net income for the six months ended July 3, 2026 improved compared to the prior‑year period, primarily due to lower non‑cash asset impairment and restructuring‑related charges, partially offset by accelerated depreciation and amortization expense for ROU assets and related improvements that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. However, these improvements in earnings did not directly translate to higher operating cash flows, as working capital requirements had a more significant impact on cash generation during the period.

Our ability to generate positive operating cash flows depends on, among other factors, the achievement of revenue targets, management of manufacturing and operating costs and effective management of working capital. The timing of collections from customers, payments to suppliers and inventory management also significantly influences our operating cash flows.

Investing Activities

Our cash flows used in investing activities were $9.4 million and $336.6 million for the six months ended July 3, 2026 and July 4, 2025, respectively. The decrease of $327.2 million was primarily attributable to a decrease in capital expenditures and a decrease in the payments for acquisition of a business during the six months ended July 3, 2026. Our capital expenditures as a percentage of revenue were approximately 2%, and we expect capital expenditures of less than 5% of revenue for the year ended December 31, 2026.

Financing Activities

Our cash flows provided by financing activities were $678.1 million for the six months ended July 3, 2026 and our cash flows used in financing activities were $617.7 million for the six months ended July 4, 2025. The change of $1,295.8 million was primarily attributable to the issuance of the $1.5 billion 2031 0% Notes during the six months ended July 3, 2026.

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

Debt Guarantees and Related Covenants

As of July 3, 2026, we were in compliance with the indentures relating to our 0% Notes, 2031 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the Credit Agreement. The 0% Notes, 2031 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended July 3, 2026.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended July 3, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to a number of trends, risks and uncertainties. We review and, where applicable, update our risk factors each quarter. There have been no material changes from the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K, other than the addition of the following risk factors:

Trends, Risks and Uncertainties Related to the Proposed Transaction with Synaptics

Completion of the proposed transaction with Synaptics may be delayed or not occur at all for a variety of reasons, including that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition, and the market price of our common stock.

On June 25, 2026, we entered into the Merger Agreement with Synaptics, pursuant to which Synaptics will become a wholly owned subsidiary of onsemi. Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the shares of Synaptics common stock outstanding and entitled to vote (the “Required Synaptics Stockholder Vote”), (2) the expiration or early termination of the applicable waiting period under the HSR Act, and the approval of the Merger under certain other antitrust and foreign investment regimes, (3) the absence of any order, injunction or law of certain jurisdictions prohibiting the Merger, (4) the effectiveness of the registration statement pursuant to which shares of onsemi common stock to be issued in the Merger will be registered with the SEC, (5) the approval for listing on Nasdaq of shares of onsemi common stock to be issued in the Merger, (6) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (7) compliance in all material respects with the other party’s covenants and other obligations under the Merger Agreement, (8) the absence of a continuing material adverse effect with respect to each of onsemi and Synaptics, and (9) the receipt by each party of customary closing tax opinions regarding the intended tax treatment of the Merger. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe (mid-2027), or at all. Subject to the terms and conditions of the Merger Agreement, the parties have agreed to use reasonable best efforts to take all actions reasonably necessary to consummate the Merger, including obtaining all required or necessary consents, approvals or waivers from third parties, and cooperating to obtain the regulatory approvals necessary to complete the Merger.

The Merger Agreement may be terminated under certain circumstances, including (1) by either onsemi or Synaptics if the Merger is not completed by June 25, 2027, which date may be extended for up to three periods of three months each, in each case under certain circumstances (the “End Date”), (2) by either onsemi or Synaptics if any court or governmental authority of a specified jurisdiction has issued a final non-appealable order or injunction prohibiting the Merger, (3) by onsemi prior to the Required Synaptics Stockholder Vote if the Synaptics Board fails to include in its proxy statement its recommendation to its stockholders to vote in favor of the adoption of the Merger Agreement or changes its recommendation, (4) by Synaptics prior to the Required Synaptics Stockholder Vote in order to accept a Superior Proposal (as defined in the Merger Agreement) (subject to payment of a termination fee, described below), (5) by either onsemi or Synaptics if Synaptics fails to receive the Required Synaptics Stockholder Vote at its stockholder meeting (including any adjournments and postponements thereof), or (6) by either party if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. onsemi and Synaptics may also terminate the Merger Agreement by mutual written consent.

Upon termination of the Merger Agreement, Synaptics, under specified circumstances, including termination by Synaptics to accept a Superior Proposal or by onsemi following a change in recommendation by the Synaptics Board, will be required to pay onsemi a termination fee of $235.0 million. Additionally, onsemi, under specified circumstances, including termination following an injunction arising in connection with certain antitrust or foreign investment laws, or failure to receive certain required regulatory approvals of specified governmental authorities by the End Date, will be required to pay Synaptics a regulatory termination fee of $320.0 million.

Failure to complete the Merger within the expected timeframe or at all could adversely affect our business and the market price of our common stock in a number of ways, including:
•the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated;
•if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we would be required to pay a termination fee as described above;
•we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated; and
•we may experience negative publicity and/or reactions from our investors, employees, customers, suppliers, distributors and other business partners.

Completion of the proposed Merger is subject to the satisfaction or waiver of closing conditions contained in the Merger Agreement, including certain regulatory approvals which may not be received, may take longer than expected or the receipt of which may impose conditions that are not presently anticipated or that cannot be met, and if these closing conditions are not satisfied or waived, the proposed Merger will not be completed.

Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in the United States and certain other jurisdictions are included in the Merger Agreement as conditions to completing the proposed Merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, the Company and Synaptics. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances, including any potential changes to the terms of the Merger, could have the effect of delaying or preventing consummation of the proposed Merger.

Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions necessary to consummate the Merger, including cooperating to obtain the regulatory approvals necessary to complete the Merger. Nonetheless, certain conditions to the completion of the pending Merger are not within our or Synaptics’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). There can be no assurance that all required approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such approvals or that the pending Merger will be completed in a timely manner or at all. Even if regulatory approvals are obtained, it is possible conditions will be imposed that could result in a material delay in, or the abandonment of, the pending Merger or otherwise have an adverse effect on the Company.

Failure to realize the benefits expected from the Merger could adversely affect our business, results of operations, and financial condition.

The anticipated benefits we expect from the Merger are based on projections and assumptions regarding Synaptics and our combined company’s future performance, which may not materialize as expected or which may prove to be inaccurate. In addition, Synaptics’ business may not perform as expected during the pendency of the Merger due to, among other factors, restrictions on Synaptics’ interim operations under the Merger Agreement, challenges in retaining and attracting key employees, and uncertainty in its relationships with customers, suppliers, partners and other business counterparties. Any such developments could adversely affect the business and financial performance of the combined company and reduce or delay the anticipated benefits of the Merger.

Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits from the Merger on a timely basis, if at all, including, among other things, realizing the anticipated synergies from the Merger in the anticipated amounts or within the anticipated timeframes or cost expectations, if at all. Achieving the benefits of the Merger will depend, in part, on our ability to integrate the business and operations of Synaptics successfully and efficiently with our business.

The challenges involved in this integration, which may be complex and time-consuming, include, among others, the following:

•avoiding business disruptions, preserving customer and other important relationships of Synaptics and attracting new business and operational relationships;
•coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, IT, finance, human resources and administrative infrastructures;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating Synaptics’s systems, operations and product lines;
•meeting obligations that we will have to counterparties of Synaptics that arise as a result of the change in control of Synaptics or otherwise under its commercial agreements; and
•integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees.

If we do not successfully manage these issues and the other challenges inherent in integrating a new business, then we may not achieve the anticipated benefits of the Merger on our anticipated timeframe, if at all, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected.

Efforts to complete the Merger could disrupt our relationships with third parties and employees, divert management’s attention, or result in negative publicity or legal proceedings, any of which could adversely impact our operating results and ongoing business.

We have expended, and will continue to expend, significant management time and resources in an effort to complete the Merger, which may have a negative impact on our ongoing business and operations. Uncertainty regarding the outcome of the Merger and our future could disrupt our business relationships with our existing and potential customers, distributors, service providers and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Synaptics. Uncertainty regarding the outcome of the Merger could also adversely affect our ability to recruit and retain key personnel and other employees. The pendency of the Merger may also result in negative publicity and a negative impression of us in the financial markets, and may lead to litigation or other demands against us and our directors and officers. Even if these matters are without merit, defending against or otherwise resolving these claims can result in substantial costs and divert management time and resources. Such matters would be distracting to management and, may, in the future, require us to incur significant costs. Such matters could result in the Merger being delayed and/or enjoined by a court of competent jurisdiction, which could prevent the Merger from being completed. The occurrence of any of these events individually or in combination could have a material and adverse effect on our business, results of operations, and financial condition.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants regarding the conduct of our business during the pendency of the transactions contemplated by the Merger Agreement. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the Merger and could have the effect of delaying or preventing other strategic transactions. Although we may be able to pursue such activities with Synaptics’s consent (and Synaptics is required not to unreasonably withhold such consent), there is no guarantee that Synaptics will provide us with the necessary consent. In addition, repurchases of our common stock during the pendency of the Merger may be subject to restrictions under applicable law. As a result, we may determine or be required to suspend or limit repurchases under our New Share Repurchase Program during the pendency of the Merger. These limitations may prevent us from repurchasing shares of our common stock at times or prices that we would otherwise consider attractive.

As a result of the Merger, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition. We may not realize the full expected benefits of the Merger.

We anticipate that the Merger will substantially expand the scope and size of our business by adding substantial assets and operations to our existing business. Any such future growth of our business will impose significant added responsibilities on management, including, among other things, the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of our business and its daily operations to the completion of the Merger and, following the closing, the integration of Synaptics’s business. Further, the Merger could also create uncertainty for our or Synaptics’s employees and customers, particularly during the post-transaction integration process. It could also disrupt existing business relationships, make it more difficult to develop new business relationships, or otherwise negatively impact the way that we operate our business.

We also anticipate that the Merger will result in increased competition. Synaptics operates in highly competitive segments and is facing increasing competition for its products and services. These competitive pressures may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income for the combined company. The Merger could also result in our failure to realize expected synergies or cost savings. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may also encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect. We may not be able to integrate the Synaptics business into our existing operations on our anticipated timelines or realize the full expected economic benefits of the Merger, which may have a material adverse effect on our business, operating results and financial condition. In addition, the completion of the Merger may heighten the potential adverse effects on our business, operating results or financial condition described in the risk factors disclosed in Part I, Item 1A of the 2025 Form 10-K.

The treatment of Synaptics’ indebtedness in connection with the Merger may involve repayment or assumption by us of substantial indebtedness, which could reduce our flexibility to operate our business and negatively affect our financial condition, and could result in dilution to our stockholders.

We already have substantial outstanding indebtedness. For risks related to such indebtedness, see the risks set forth in “Trends, Risks and Uncertainties Related to Our Indebtedness” in the 2025 Form 10-K.

Synaptics has outstanding 4.000% Senior Notes due 2029 (the “Synaptics Senior Notes”). At our request and at our sole cost and expense, Synaptics must use reasonable best efforts to exercise its right to redeem, discharge, defease, or make an offer to repurchase the Synaptics Senior Notes in accordance with their terms, with any such redemption, discharge, defeasance, or repurchase to be effective at the effective time of the Merger or such later time as we may request. In connection with the Merger, we currently intend to cause Synaptics to redeem and/or discharge the Synaptics Senior Notes. In addition, the Merger Agreement requires Synaptics to use its reasonable best efforts to deliver to us an executed payoff letter with respect to Synaptics’ existing $350 million senior secured revolving credit facility with Wells Fargo Bank, National Association, together with all related lien release documentation necessary to effect the release of any liens related to such facility.

Our ability to fund the repayment, redemption and/or discharge of Synaptics’ indebtedness will depend on, among other factors, prevailing market conditions and other factors beyond our control, and the repayment, redemption and/or discharge – or any such failure to do so – could materially and adversely affect our operations and financial condition.

In addition, Synaptics has outstanding 0.75% Convertible Senior Notes due 2031 (the “Synaptics Convertible Notes”). Following completion of the Merger, the Synaptics Convertible Notes will, pursuant to a supplemental indenture, become convertible into shares of our common stock rather than shares of Synaptics common stock. As a result, any future conversion of the Synaptics Convertible Notes may, depending on the settlement method, result in the issuance of a significant number of additional shares of our common stock, which may only be partially offset by the capped call transactions entered into by Synaptics concurrently with the issuance of the Synaptics Convertible Notes. Any such issuances of shares of our common stock would dilute the ownership interests of our existing stockholders.

The repayment, redemption and/or discharge of Synaptics’ existing indebtedness, our assumption of settlement obligations under the Synaptics Convertible Notes, and any dilution resulting from future conversions of the Synaptics Convertible Notes could have material and adverse effects on our business, operating results and financial condition, including, among other things:

•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•requiring us to dedicate a portion of our cash on hand or borrowing capacity to fund the repayment of Synaptics’ existing indebtedness, thereby reducing the availability of cash to fund our business needs;
•limiting our ability to return capital (for example, through stock repurchases or dividends) to our stockholders;
•limiting our ability to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures or other purposes;
•diluting the ownership interests of our existing stockholders as a result of any future conversion of the Synaptics Convertible Notes into shares of our common stock; and
•increasing the risks described under “Trends, Risks and Uncertainties Related to Our Indebtedness” in the 2025 Form 10-K.

This disclosure does not constitute a notice of redemption with respect to the Synaptics Senior Notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies, prospects and our proposed acquisition of Synaptics under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," "anticipates," "should" or similar expressions, or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements.

Important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements are described under Part I, Item 1A "Risk Factors" in the 2025 Form 10-K, under Part II, Item 1A. "Risk Factors" and elsewhere in this Form 10-Q and from time to time in our other SEC reports. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update such information, which speaks only as of the date made, except as may be required by law. Investing in our securities involves a high degree of risk and uncertainty, and you should carefully consider the trends, risks and uncertainties described in the aforementioned reports and subsequent reports filed with or furnished to the SEC before making any investment decision with respect to our securities. The risk factors described in this Form 10-Q and in our 2025 Form 10-K are not all of the risks we may face. Other risks not presently known to us or that we currently believe are immaterial may materially affect our business. If any of the trends, risks or uncertainties actually occurs or continues, our business, financial condition or operating results could be materially adversely affected, the trading prices of our securities could decline and you could lose all or part of your investment. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended July 3, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
April 4, 2026 - May 1, 2026	—	$—	—	$5,654.4
May 2, 2026 - May 29, 2026	3,138,218	105.77	3,138,218	5,322.4
May 30, 2026 - July 3, 2026	—	—	—	5,322.4
Total	3,138,218	$105.77	3,138,218

(1) These time periods represent our fiscal month start and end dates for the second quarter of 2026.

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

We repurchased 3.1 million shares of the Company's common stock under the New Share Repurchase Program during the quarter ended July 3, 2026. As of July 3, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.3 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended July 3, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:

•Sudhir Gopalswamy, our Group President, ISG and AMG, adopted a Rule 10b5-1 trading arrangement on May 14, 2026. Under this arrangement, a total of 15,578 shares of our common stock may be sold, subject to certain conditions, before the plan expires on May 14, 2027.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

2.1
Agreement and Plan of Reorganization, dated as of June 25, 2026, by and among ON Semiconductor Corporation, Sonic Acquisition Corp. and Synaptics Incorporated (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated June 25, 2026) †

4.1
Indenture, dated as of May 11, 2026, among ON Semiconductor Corporation, the guarantors party thereto and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 12, 2026)

4.2	Form of 0% Convertible Senior Note due 2031 (included in Exhibit 4.1)

10.1	Form of Confirmation for Convertible Note Hedges (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 12, 2026)

10.2	Form of Confirmation for Warrants (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated May 12, 2026)

31.1	Certification by CEO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

31.2	Certification by CFO pursuant to Rule 13(a)-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (1)

32	Certification by CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Reports filed under the Exchange Act (Form 10-K, Form 10-Q and Form 8-K) are filed under File No. 000-30419 and File No. 001-39317.

(1)	Filed herewith.
(2)	Furnished herewith.
†	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	August 3, 2026	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)