Form 10-Q
period 2026-10-02
ON SEMICONDUCTOR CORP
filed 2026-11-02
CIK 1097864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2026
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

The number of shares of the issuer's common stock outstanding at October 28, 2026 was 389,284,489.

ON SEMICONDUCTOR CORPORATION FORM 10-Q

Part I: Financial Information

Part II: Other Information

(See the glossary of selected terms immediately following this table of contents for definitions of certain abbreviated terms.)

ON SEMICONDUCTOR CORPORATION
FORM 10-Q
GLOSSARY OF SELECTED ABBREVIATED TERMS*

Abbreviated Term	Defined Term
0% Notes	0% Convertible Senior Notes due 2027
2031 0% Notes	0% Convertible Senior Notes due 2031
0.50% Notes	0.50% Convertible Senior Notes due 2029
3.875% Notes	3.875% Senior Notes due 2028
ADAS	Advanced driver-assistance systems
AI	Artificial Intelligence
Amended and Restated SIP	ON Semiconductor Corporation Amended and Restated Stock Incentive Plan, as amended
ASU	Accounting Standards Update
Commission or SEC	Securities and Exchange Commission
Credit Agreement	Credit agreement, dated as of June 22, 2023, by and among the Company, as borrower, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and certain other parties, providing for the Revolving Credit Facility
ESPP	ON Semiconductor Corporation 2000 Employee Stock Purchase Plan, as amended
HSR Act	Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
IP	Intellectual property
IRS	United States Internal Revenue Service
IT	Information Technology
Revolving Credit Facility	A $1.5 billion senior revolving credit facility created pursuant to the Credit Agreement
ROU	Right-of-use
RSU	Restricted stock unit
SiC	Silicon carbide
Securities Act	Securities Act of 1933, as amended
U.S. or United States	United States of America

* Terms used, but not defined, within the body of the Form 10-Q are defined in this Glossary.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
ON SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)
(unaudited)

	October 2, 2026	December 31, 2025
Assets
Cash and cash equivalents	$4,157.7	$2,147.6
Short-term investments	210.0	400.0
Receivables, net	917.4	908.0
Inventories	2,069.7	1,989.6
Assets held-for-sale	26.2	25.0
Other current assets	464.3	352.9
Total current assets	7,845.3	5,823.1
Property, plant and equipment, net	2,823.7	3,369.0
Goodwill	1,686.5	1,679.9
Intangible assets, net	317.7	343.9
Deferred tax assets	1,018.1	929.1
ROU financing lease assets	—	23.1
Other assets	240.0	356.0
Total assets	$13,931.3	$12,524.1
Liabilities and Stockholders’ Equity
Accounts payable	$549.5	$572.3
Accrued expenses and other current liabilities	858.3	714.9
Current portion of financing lease liabilities	0.6	0.5
Current portion of long-term debt	802.8	—
Total current liabilities	2,211.2	1,287.7
Long-term debt	3,660.2	2,980.5
Deferred tax liabilities	46.4	41.7
Long-term financing lease liabilities	22.3	23.8
Other long-term liabilities	409.8	498.5
Total liabilities	6,349.9	4,832.2
Commitments and contingencies (Note 10)
ON Semiconductor Corporation stockholders’ equity:
Common stock ($0.01 par value, 1,250,000,000 shares authorized, 627,260,040 and 624,962,201 issued, 389,258,454 and 396,740,551 outstanding, respectively)	6.3	6.2
Additional paid-in capital	5,676.5	5,538.6
Accumulated other comprehensive loss	(57.6)	(55.5)
Accumulated earnings	8,749.2	8,241.9
Less: Treasury stock, at cost: 238,001,586 and 228,221,650 shares, respectively	(6,813.3)	(6,057.9)
Total ON Semiconductor Corporation stockholders’ equity	7,561.1	7,673.3
Non-controlling interest	20.3	18.6
Total stockholders’ equity	7,581.4	7,691.9
Total liabilities and stockholders’ equity	$13,931.3	$12,524.1

See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except per share data)
(unaudited)

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Revenue	$1,722.3	$1,550.9	$4,839.1	$4,465.3
Cost of revenue	1,009.3	963.7	2,926.7	3,032.4
Gross profit	713.0	587.2	1,912.4	1,432.9
Operating expenses:
Research and development	145.0	141.9	430.1	449.8
Selling and marketing	66.8	62.8	193.1	194.4
General and administrative	107.8	87.3	299.1	262.9
Amortization of intangible assets	10.5	11.2	31.5	33.6
Restructuring, asset impairments and other, net	4.6	19.6	375.1	608.1
Total operating expenses	334.7	322.8	1,328.9	1,548.8
Operating income (loss)	378.3	264.4	583.5	(115.9)
Other income (expense), net:
Interest expense	(13.9)	(17.7)	(40.3)	(53.6)
Interest income	17.3	22.7	52.4	74.5
Other income	17.6	3.6	30.0	9.2
Other income (expense), net	21.0	8.6	42.1	30.1
Income (loss) before income taxes	399.3	273.0	625.6	(85.8)
Income tax (provision) benefit	(84.9)	(17.7)	(116.6)	27.6
Net income (loss)	314.4	255.3	509.0	(58.2)
Less: Net income attributable to non-controlling interest	(0.5)	(0.3)	(1.7)	(2.6)
Net income (loss) attributable to ON Semiconductor Corporation	$313.9	$255.0	$507.3	$(60.8)

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.81	$0.63	$1.30	$(0.15)
Diluted	$0.79	$0.63	$1.27	$(0.15)
Weighted-average shares of common stock outstanding:
Basic	389.3	406.9	391.2	414.3
Diluted	397.3	408.0	400.0	414.3

Comprehensive income (loss), net of tax:
Net income (loss)	$314.4	$255.3	$509.0	$(58.2)
Foreign currency translation adjustments	0.8	(0.9)	(0.4)	1.9
Effects of cash flow hedges and other adjustments	8.7	(3.1)	(1.7)	6.1
Other comprehensive income (loss), net of tax	9.5	(4.0)	(2.1)	8.0
Comprehensive income (loss)	323.9	251.3	506.9	(50.2)
Comprehensive income attributable to non-controlling interest	(0.5)	(0.3)	(1.7)	(2.6)
Comprehensive income (loss) attributable to ON Semiconductor Corporation	$323.4	$251.0	$505.2	$(52.8)
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 3, 2026	626,960,841	$6.3	$5,632.8	$(67.1)	$8,435.3	(237,669,842)	$(6,788.6)	$19.8	$7,238.5
Shares issued pursuant to the ESPP	100,324	—	6.6	—	—	—	—	—	6.6
RSUs released and stock grant awards issued	198,875	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(59,612)	(4.8)	—	(4.8)
Share-based compensation	—	—	37.1	—	—	—	—	—	37.1
Repurchase of common stock	—	—	—	—	—	(272,132)	(19.9)	—	(19.9)
Comprehensive income (loss)	—	—	—	9.5	313.9	—	—	0.5	323.9
Balance at October 2, 2026	627,260,040	$6.3	$5,676.5	$(57.6)	$8,749.2	(238,001,586)	$(6,813.3)	$20.3	$7,581.4

Balance at December 31, 2025	624,962,201	$6.2	$5,538.6	$(55.5)	$8,241.9	(228,221,650)	$(6,057.9)	$18.6	$7,691.9
Shares issued pursuant to the ESPP	347,170	—	18.6	—	—	—	—	—	18.6
RSUs released and stock grant awards issued	1,950,669	0.1	(0.1)	—	—	—	—	—	—
Warrants and bond hedges, net - 2031 0% Notes	—	—	(70.8)	—	—	—	—	—	(70.8)
Tax impact of warrants and bond hedges, net	—	—	78.4	—	—	—	—	—	78.4
Payment of tax withholding for RSUs	—	—	—	—	—	(660,264)	(52.2)	—	(52.2)
Share-based compensation	—	—	111.8	—	—	—	—	—	111.8
Repurchase of common stock	—	—	—	—	—	(9,119,672)	(703.2)	—	(703.2)
Comprehensive income (loss)	—	—	—	(2.1)	507.3	—	—	1.7	506.9
Balance at October 2, 2026	627,260,040	$6.3	$5,676.5	$(57.6)	$8,749.2	(238,001,586)	$(6,813.3)	$20.3	$7,581.4

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Treasury Stock		Non-Controlling Interest
	Number of shares	At Par Value			Accumulated Earnings	Number of shares	At Cost		Total Equity

Balance at July 4, 2025	624,436,148	$6.2	$5,451.1	$(50.4)	$7,805.1	(213,231,935)	$(5,271.2)	$20.4	$7,961.2
Shares issued pursuant to the ESPP	142,069	—	6.0	—	—	—	—	—	6.0
RSUs released and stock grant awards issued	150,716	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(46,927)	(2.4)	—	(2.4)
Share-based compensation	—	—	38.2	—	—	—	—	—	38.2
Repurchase of common stock	—	—	—	—	—	(6,133,386)	(328.2)	—	(328.2)
Comprehensive income (loss)	—	—	—	(4.0)	255.0	—	—	0.3	251.3
Balance at October 3, 2025	624,728,933	$6.2	$5,495.3	$(54.4)	$8,060.1	(219,412,248)	$(5,601.8)	$20.7	$7,926.1

Balance at December 31, 2024	622,655,553	$6.2	$5,372.2	$(62.4)	$8,120.9	(199,700,380)	$(4,640.5)	$18.1	$8,814.5
Shares issued pursuant to the ESPP	450,951	—	16.6	—	—	—	—	—	16.6
RSUs released and stock grant awards issued	1,622,426	—	—	—	—	—	—	—	—
Partial settlement - 0% Notes	2	—	—	—	—	—	—	—	—
Partial settlement of warrants - 0% Notes	1	—	—	—	—	—	—	—	—
Payment of tax withholding for RSUs	—	—	—	—	—	(565,552)	(27.5)	—	(27.5)
Share-based compensation	—	—	106.5	—	—	—	—	—	106.5
Repurchase of common stock	—	—	—	—	—	(19,146,316)	(933.8)	—	(933.8)
Comprehensive income (loss)	—	—	—	8.0	(60.8)	—	—	2.6	(50.2)
Balance at October 3, 2025	624,728,933	$6.2	$5,495.3	$(54.4)	$8,060.1	(219,412,248)	$(5,601.8)	$20.7	$7,926.1
See accompanying notes to consolidated financial statements

ON SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 2, 2026	October 3, 2025
Cash flows from operating activities:
Net income (loss)	$509.0	$(58.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	563.0	471.1
Gain on sale or disposal of fixed assets	(4.2)	(7.1)
Gain on divestiture of a business	(3.1)	—
Amortization of debt discount and issuance costs	11.0	8.6
Share-based compensation	111.8	106.5
Non-cash asset impairment charges	166.6	487.9
Change in deferred tax balances	(17.2)	(113.1)
Other	(3.5)	1.2
Changes in assets and liabilities (exclusive of acquisitions and divestiture):
Receivables	(29.6)	119.4
Inventories	(85.0)	214.7
Other assets	(59.2)	(1.7)
Accounts payable	(24.4)	95.4
Accrued expenses and other current liabilities	129.3	(62.4)
Other long-term liabilities	(49.3)	(57.0)
Net cash provided by operating activities	1,215.2	1,205.3
Cash flows from investing activities:
Payments for acquisition of property, plant and equipment	(84.0)	(272.1)
Proceeds from sale of property, plant and equipment	17.1	6.8
Proceeds related to divestiture of businesses, net of cash transferred	31.7	—
Purchase of short-term investments	(760.0)	(800.0)
Proceeds from the maturity of short-term investments	950.0	700.0
Payments for acquisition of a business, net of cash acquired	(13.0)	(117.5)
Other	2.9	(5.0)
Net cash provided by (used in) investing activities	144.7	(487.8)
Cash flows from financing activities:
Proceeds for the issuance of common stock under the ESPP	18.6	16.6
Payment of tax withholding for RSUs	(52.0)	(27.5)
Repurchase of common stock	(710.4)	(927.4)
Issuance and borrowings under debt agreements	1,473.7	—
Reimbursement of debt issuance and other financing costs	3.4	—
Payment of debt issuance and other financing costs	(4.2)	—
Repayment of borrowings under debt agreements	(0.2)	—
Payment for purchase of bond hedges	(351.6)	—
Proceeds from issuance of warrants	281.0	—
Payment of financing lease obligations	(0.3)	(1.2)
Payments related to prior business acquisitions	(7.5)	(0.4)
Net cash provided by (used in) financing activities	650.5	(939.9)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	3.0
Net increase (decrease) in cash, cash equivalents and restricted cash	2,010.1	(219.4)
Cash, cash equivalents and restricted cash, beginning of period (Note 6)	2,149.0	2,693.4
Cash, cash equivalents and restricted cash, end of period (Note 6)	$4,159.1	$2,474.0

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

The Company's fiscal calendar year begins on January 1 and ends on December 31, with each fiscal quarter containing a thirteen-week accounting period. The quarters ended October 2, 2026 and October 3, 2025 each contained 91 days. The nine months ended October 2, 2026 and October 3, 2025 contained 275 days and 276 days, respectively.

The accompanying unaudited financial statements as of and for the quarter and nine months ended October 2, 2026 have been prepared following generally accepted accounting principles in the United States of America ("GAAP") for interim financial reporting and the rules and regulations of the SEC for interim reporting. Accordingly, the unaudited financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of December 31, 2025 was derived from the Company's audited financial statements but does not include all disclosures required by GAAP for annual financial statements. In management's opinion, the interim information contains all adjustments, which include normal recurring adjustments necessary for a fair statement of the results for the interim periods. The footnote disclosures related to the interim financial information contained herein are also unaudited. Such financial information should be read in conjunction with the consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 9, 2026 (the "2025 Form 10-K"). Certain reclassifications within revenue disaggregation by end-markets have been made to prior period amounts to conform to current period presentation. See Note 2: ''Segments and Revenue'' for additional information.

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

Definitive Agreement to Acquire Synaptics Incorporated

On June 25, 2026, the Company entered into an Agreement and Plan of Reorganization with Sonic Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company, and Synaptics Incorporated ("Synaptics"), pursuant to which Sonic Acquisition Corp. will merge with and into Synaptics, with Synaptics surviving the merger and becoming a wholly owned subsidiary of the Company (the "Merger"). On October 1, 2026, the Company, Sonic Acquisition Corp., and Synaptics entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") to, among other things, amend and restate in its entirety the Agreement and Plan of Reorganization. The Amended Merger Agreement revises the Merger consideration to $123.00 per share in cash, without interest (the "Merger Consideration"). At the effective time of the Merger, each outstanding share of Synaptics common stock (subject to limited exceptions identified in the Amended Merger Agreement) will be converted into the right to receive the per-share Merger Consideration. The Company's Board of Directors unanimously approved the Amended Merger Agreement. The transaction is expected to close in mid-2027, subject to approval by Synaptics stockholders, the receipt of required regulatory approvals and other customary conditions.

In connection with the Amended Merger Agreement, the Company entered into a commitment letter on October 1, 2026 with Morgan Stanley Senior Funding, Inc. ("MSSF"), which was subsequently amended and restated to include JPMorgan Chase Bank, N.A. and other banks as commitment parties thereto (collectively and together with MSSF, the "Financing Parties"), pursuant to which the Financing Parties have agreed to provide, subject to satisfaction of customary closing conditions, up to

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

$2,450.0 million of senior secured term loans for the purpose of funding a portion of the Merger Consideration, and paying fees, costs and expenses in connection with the Merger.

The Amended Merger Agreement contains certain termination rights for each of the Company and Synaptics. In certain circumstances in which the Amended Merger Agreement is terminated, Synaptics may be required to pay the Company a termination fee of $235.0 million, including if the Amended Merger Agreement is terminated by the Company due to a change of recommendation by the Synaptics’ board of directors, or by Synaptics to enter into a more favorable third-party acquisition proposal, as more fully described in the Amended Merger Agreement. In certain circumstances in which the Amended Merger Agreement is terminated due to the failure to obtain required regulatory approvals or following an injunction arising in connection with certain antitrust or foreign investment laws, the Company may be required to pay Synaptics a termination fee of $320.0 million, as more fully described in the Amended Merger Agreement.

The parties’ HSR notifications were filed with the Federal Trade Commission ("FTC") and Department of Justice ("DOJ") on July 17, 2026. On August 12, 2026, the FTC granted early termination of the applicable waiting period under the HSR Act with respect to the Merger. The Company continues to advance the remaining required regulatory filings and currently expects to obtain all necessary approvals or waivers in order to close the Merger in mid-2027.

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

Revenue and gross profit for the operating and reportable segments were as follows (in millions):

	PSG	AMG	ISG	Total
For the quarter ended October 2, 2026:
Revenue from external customers	$889.9	$597.3	$235.1	$1,722.3
Cost of revenue	550.2	297.6	161.5	1,009.3
Segment gross profit	$339.7	$299.7	$73.6	$713.0
For the quarter ended October 3, 2025:
Revenue from external customers	$737.6	$583.3	$230.0	$1,550.9
Cost of revenue	527.4	287.2	149.1	963.7
Segment gross profit	$210.2	$296.1	$80.9	$587.2
For the nine months ended October 2, 2026:
Revenue from external customers	$2,455.5	$1,683.4	$700.2	$4,839.1
Cost of revenue	1,685.1	802.9	438.7	2,926.7
Segment gross profit	$770.4	$880.5	$261.5	$1,912.4
For the nine months ended October 3, 2025:
Revenue from external customers	$2,080.9	$1,705.6	$678.8	$4,465.3
Cost of revenue	1,566.7	826.8	638.9	3,032.4
Segment gross profit	$514.2	$878.8	$39.9	$1,432.9

The Company had one customer, a distributor, whose revenue accounted for approximately 15% and 12% of total revenue for the quarters ended October 2, 2026 and October 3, 2025, respectively, and approximately 14% and 13% of the total revenue for the nine months ended October 2, 2026 and October 3, 2025, respectively, across all reportable segments. One customer, a distributor, accounted for approximately 11% and 10% of the Company's accounts receivable balance as of October 2, 2026 and December 31, 2025, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue for the operating and reportable segments disaggregated into geographic locations based on sales billed from the respective country and sales channel was as follows (in millions):

	Quarter Ended October 2, 2026
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$308.3	$203.7	$55.8	$567.8
Singapore	267.0	143.2	26.7	436.9
United Kingdom	156.1	95.3	65.3	316.7
United States	127.5	124.3	42.5	294.3
Other	31.0	30.8	44.8	106.6
Total	$889.9	$597.3	$235.1	$1,722.3

Sales Channel:
Distributors	$598.5	$348.4	$111.7	$1,058.6
Direct customers	291.4	248.9	123.4	663.7
Total	$889.9	$597.3	$235.1	$1,722.3

	Nine Months Ended October 2, 2026
	PSG	AMG	ISG	Total
Geographic Location:
Hong Kong	$773.6	$478.6	$128.7	$1,380.9
Singapore	665.8	389.4	90.3	1,145.5
United Kingdom	522.1	316.7	224.0	1,062.8
United States	382.9	406.1	102.4	891.4
Other	111.1	92.6	154.8	358.5
Total	$2,455.5	$1,683.4	$700.2	$4,839.1

Sales Channel:
Distributors	$1,575.3	$900.6	$346.2	$2,822.1
Direct customers	880.2	782.8	354.0	2,017.0
Total	$2,455.5	$1,683.4	$700.2	$4,839.1

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

Revenue

The Company's revenue is derived primarily from product sales and to a much lesser extent from product development agreements and non-recurring engineering ("NRE") arrangements. For each of the quarters and nine months ended October 2, 2026 and October 3, 2025, revenue recognized from product sales as a percentage of total revenue was approximately 100% and 99%, respectively, and revenue recognized from product development agreements and NRE arrangements was an immaterial amount and 1%, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Revenue disaggregated by end-markets and product technologies was as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
End-Markets:
Automotive	$776.7	$787.3	$2,355.3	$2,282.4
Industrial	466.8	426.3	1,306.5	1,232.5
AI data center	180.2	65.6	413.2	179.0
Other*	298.6	271.7	764.1	771.4
Total	$1,722.3	$1,550.9	$4,839.1	$4,465.3
* Other includes the end-markets of computing, consumer, networking, communications, etc.

Product Technologies:
Intelligent power	$918.8	$792.8	$2,531.1	$2,243.1
Intelligent sensing	296.2	284.0	873.5	859.8
Other	507.3	474.1	1,434.5	1,362.4
Total	$1,722.3	$1,550.9	$4,839.1	$4,465.3

Revenue by end-markets and product technologies is determined using known customer applications and other available information. For certain sales, primarily to distributors, when the ultimate application is not known at the time of sale, these are estimated based on historical trends and other relevant factors.

Remaining Performance Obligations

A portion of the Company's orders are firm commitments that are non-cancellable, including certain orders or contracts with a duration of less than one year. Certain of the Company's customer contracts are multi-year agreements that include committed amounts ("Long-term Supply Agreements" or "LTSAs") for which the remaining performance obligations as of October 2, 2026 were approximately $5.5 billion (excluding the remaining performance obligations for contracts having a duration of one year or less). If products are shipped according to the terms of these contracts, the Company expects to recognize approximately 39% of this amount as revenue over the next 12 months. Total revenue estimates are based on negotiated contract prices and demand quantities, and could be influenced by risks and uncertainties, including manufacturing or supply chain constraints, modifications to customer agreements, and regulatory changes, among other factors. The timing, pricing or amounts of products delivered under LTSAs may be modified or canceled in certain circumstances, and the actual revenue recognized for the remaining performance obligations in future periods may significantly differ from current estimates.

Certain LTSAs include non-cancellable capacity payments from the customer, which are generally due within 30 days of the agreement. These payments reserve production availability or are prepayments for the same purpose and are not recognized as revenue until the performance obligations are satisfied. Payments received in advance of the satisfaction of performance obligations are recorded as contract liabilities. The Company fulfilled certain performance obligations and recognized revenue of $7.5 million and $42.0 million for each of the quarters ended October 2, 2026 and October 3, 2025, respectively, and $35.8 million and $90.4 million for the nine months ended October 2, 2026 and October 3, 2025, respectively, related to contract liabilities outstanding as of the end of each respective prior year.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Contract Balances

Contract assets and contract liabilities were as follows (in millions):

	As of
	October 2, 2026	December 31, 2025
Contract assets included in:
Other current assets	$41.7	$47.4

Contract liabilities included in:
Accrued expenses and other current liabilities	$40.8	$51.8
Other long-term liabilities	27.8	69.8
Total	$68.6	$121.6

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

On May 4, 2026, the Company completed the acquisition of rights to the RISC-V processor IP enterprise from Codasip s.r.o. The acquisition, which has been accounted for as a business combination, is intended to accelerate the Company's compute capabilities through acquired RISC-V cores, Codasip Studio EDA tools, supporting IP, and an assembled workforce. Total purchase consideration is up to $14.5 million in cash, including $1.45 million withheld and payable upon IP acceptance and completion of the contractual defect remediation period.

Divestitures

On July 3, 2026, the Company entered into a definitive agreement to sell a manufacturing facility in the Philippines for $25 million in cash, subject to customary closing adjustments and conditions. The transaction closed on October 2, 2026 and the Company received net cash proceeds of $24.2 million after customary closing adjustments. The Company recorded a gain on divestiture of approximately $3.1 million within Other income in the accompanying Consolidated Statement of Operations, after writing off the carrying value of the net assets disposed, net of cash transferred, of $24.3 million.

On July 7, 2026, the Company entered into a definitive agreement to sell its manufacturing facility in Mountain Top, PA for $40 million in cash, subject to customary closing adjustments and conditions, and received a $10 million deposit. The Company will continue operating the facility through 2027 to support the transition of production to other manufacturing sites, with the sale and transfer of ownership expected by the end of 2027. As of October 2, 2026, the facility did not meet the criteria for classification as held-for-sale, and accordingly, the Company continues to account for these assets as held-and-used.

Note 5: Restructuring, Asset Impairments and Other, Net

Details of restructuring, asset impairments and other, net were as follows (in millions):

	Restructuring	Asset Impairments	Other	Total
For the quarter ended October 2, 2026:
2026 Manufacturing Realignment Program	$1.5	$3.3	$(0.2)	$4.6
Total	$1.5	$3.3	$(0.2)	$4.6

	Restructuring	Asset Impairments	Other Charges	Total
For the quarter ended October 3, 2025:
2025 Manufacturing Realignment Program	$2.8	$15.8	$1.0	$19.6
Total	$2.8	$15.8	$1.0	$19.6

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

	Restructuring	Asset Impairments	Other	Total
For the nine months ended October 2, 2026:
2026 Manufacturing Realignment Program	$24.2	$166.6	$184.3	$375.1
Total	$24.2	$166.6	$184.3	$375.1

	Restructuring	Asset Impairments	Other Charges	Total
For the nine months ended October 3, 2025:
2025 Manufacturing Realignment Program	$65.9	$487.9	$51.5	$605.3
2024 Business Realignment	0.7	—	2.1	2.8
Total	$66.6	$487.9	$53.6	$608.1

A summary of changes in the accrued restructuring balance by program was as follows (in millions):

	As of			As of
	December 31, 2025	Charges	Usage	October 2, 2026
2026 Manufacturing Realignment Program	$—	$24.2	$(21.8)	$2.4
2025 Manufacturing Realignment Program	2.7	—	(2.0)	0.7
Other	3.3	—	(1.4)	1.9
Total	$6.0	$24.2	$(25.2)	$5.0

The amounts recorded under the 2026 Manufacturing Realignment Program represent new restructuring activities that expand upon the Company’s 2025 Manufacturing Realignment Program for actions and decisions taken in 2026.

2026 Manufacturing Realignment Program

During the quarter and nine months ended October 2, 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long‑term needs. These initiatives resulted in a reduction of global workforce, impairments of certain long-lived assets that met the held-for-sale criteria, and certain other charges primarily relating to the accelerated amortization and depreciation of assets for actions taken previously.

Restructuring

Restructuring charges include estimated severance payments and related benefit expenses for employees who were notified of their employment termination or terminated during the period.

In January 2026, as part of the 2026 Manufacturing Realignment Program, the Company initiated a restructuring plan to further reduce its global workforce by approximately 650 employees, and, in connection with such plan, the Company expects to incur total severance and other related benefit expenses of approximately $26 million in 2026. Of this, approximately $1.5 million and $24.2 million was recognized during the quarter and nine months ended October 2, 2026, respectively, with the remaining amount expected to be recognized during the remainder of 2026.

Of the aggregate expenses relating to these actions, the Company paid approximately $21.8 million to approximately 600 terminated employees and had approximately $2.4 million accrued as of October 2, 2026.

Asset Impairment

The Company recorded impairment charges of $3.3 million and $166.6 million during the quarter and nine months ended October 2, 2026, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance due to the assets no longer being needed to meet anticipated long-term customer

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

demand. Of the $166.6 million of asset impairment charges, $92.3 million and $72.4 million were for assets held in South Korea and the Czech Republic, respectively. During the respective quarters in 2026, it was determined that the assets identified by the Company met all criteria to be classified as assets held-for-sale with the expectation that these assets would be disposed of within 12 months from the end of the quarter. The impairment charges were determined as the difference between the carrying value of these long-lived assets and their estimated fair values, less estimated costs to sell such assets. Fair values were determined primarily by using unobservable inputs such as estimated sales prices based on available market prices, underlying equipment condition and market demand for similar equipment, inputs categorized as Level 3 within the fair value hierarchy. The Company utilized a third-party valuation specialist to assist in the determination of assets held-for-sale. Fair value was estimated primarily using market and income approaches, including third-party appraisals where available. Key unobservable inputs included expected sales proceeds, estimated equipment condition, and discount adjustments for certain specialized tooling.

Additional impairment charges for manufacturing equipment may be incurred in future periods pursuant to the timing of meeting the necessary criteria for being classified as held-for-sale.

Other

Other charges amounted to $(0.2) million and $184.3 million for the quarter and nine months ended October 2, 2026, respectively. Of the $184.3 million for the nine months ended October 2, 2026, $81.7 million and $54.8 million related to the accelerated depreciation and amortization of one lease in each of the Czech Republic and the United States, respectively, that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs. The identified assets were fully depreciated and amortized as of April 3, 2026.

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

The following table summarizes goodwill by operating and reportable segments (in millions):

	PSG	AMG	ISG	Total
Balances as of December 31, 2025 (1)	$703.9	$851.7	$124.3	$1,679.9
Addition related to business acquisition	—	7.7	—	7.7
Divestiture of a business	$(0.1)	$(1.0)	$—	$(1.1)
Balances as of October 2, 2026 (1)	$703.8	$858.4	$124.3	$1,686.5

(1)Net of accumulated goodwill impairment losses of $31.9 million in the PSG reportable segment and $748.9 million in the AMG reportable segment as of October 2, 2026 and December 31, 2025.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Inventories

Details of inventories were as follows (in millions):

	As of
	October 2, 2026	December 31, 2025
Inventories:
Raw materials	$305.8	$263.6
Work in process	1,430.2	1,388.9
Finished goods	333.7	337.1
Total	$2,069.7	$1,989.6

Defined Benefit Plans

The Company recognizes the aggregate amount of all over-funded plans as assets and the aggregate amount of all underfunded plans as liabilities in its financial statements. As of October 2, 2026, the net assets for the over-funded plans totaled $30.5 million. The total accrued pension liability for underfunded plans was $54.1 million, of which the current portion of $0.4 million was classified as Accrued expenses and other current liabilities. During the quarter and nine months ended October 2, 2026, the Company recognized an immaterial actuarial gain associated with the divestiture. As of December 31, 2025, the net funded status for all the plans was a liability of $26.4 million, of which the current portion of $1.5 million was classified as Accrued expenses and other current liabilities.

The components of the net periodic pension expense were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Service cost	$1.2	$1.1	$3.2	$3.3
Interest cost	1.4	1.4	4.2	4.1
Expected return on plan assets	(0.9)	(1.2)	(3.1)	(3.6)
Curtailment losses	—	—	—	1.5
Actuarial gain	(0.6)	—	(0.6)	—
Total	$1.1	$1.3	$3.7	$5.3

Leases

Operating lease arrangements are comprised primarily of real estate and equipment agreements. The components of lease expense (including accelerated amortization related to ROU asset abandonment discussed in Note 5) were as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Operating lease	$9.7	$16.4	$59.4	$54.7
Variable lease	1.4	1.5	4.7	4.4
Short-term lease	0.5	0.6	1.3	2.1
Total	$11.6	$18.5	$65.4	$61.2

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

The operating lease liabilities and operating ROU assets recognized in the Consolidated Balance Sheets were as follows (in millions):

	As of
	October 2, 2026	December 31, 2025
Operating lease liabilities included in:
Accrued expenses and other current liabilities	$27.8	$33.9
Other long-term liabilities	194.1	214.5
Total	$221.9	$248.4
Operating ROU assets included in:
Other assets	$156.9	$200.8

As of October 2, 2026, the weighted-average remaining lease terms were 9.6 years and 15.3 years, and the weighted-average discount rates were 5.2% and 5.8%, for operating leases and financing leases, respectively.

Supplemental Disclosure of Cash Flow Information

Certain of the cash and non-cash activities were as follows (in millions):

	Nine Months Ended
	October 2, 2026	October 3, 2025
Non-cash investing activities:
Capital expenditures in accounts payable and other long-term liabilities	$77.1	$106.9
Operating ROU assets obtained in exchange for lease liabilities	4.4	14.2
Cash paid for:
Interest expense	$36.7	$53.2
Income taxes	143.5	103.9
Operating lease payments in operating cash flows	30.9	45.2

The following table shows a reconciliation of the captions in the Consolidated Balance Sheets to the Consolidated Statements of Cash Flows (in millions):

	As of
	October 2, 2026	December 31, 2025	October 3, 2025	December 31, 2024
Consolidated Balance Sheets:
Cash and cash equivalents	$4,157.7	$2,147.6	$2,472.5	$2,691.3
Restricted cash (included in other current assets)	1.4	1.4	1.5	2.1
Cash, cash equivalents and restricted cash in Consolidated Statements of Cash Flows	$4,159.1	$2,149.0	$2,474.0	$2,693.4

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 7: Long-Term Debt

Long-term debt consisted of the following (in millions, with annualized interest rates):

	As of
	October 2, 2026	December 31, 2025
Revolving Credit Facility due 2028	$—	$—
0.50% Notes due 2029 (1)	1,500.0	1,500.0
0% Notes due 2031	1,500.0	—
0% Notes due 2027	804.7	804.9
3.875% Notes due 2028 (2)	700.0	700.0
Gross long-term debt	4,504.7	3,004.9
Less: Unamortized debt discount (3)	(1.7)	(2.5)
Less: Unamortized debt issuance costs (4)	(40.0)	(21.9)
Net long-term debt, including current maturities	4,463.0	2,980.5
Less: Current maturities	(802.8)	—
Net long-term debt	$3,660.2	$2,980.5

(1)Interest is payable on March 1 and September 1 of each year at 0.50% annually.
(2)Interest is payable on March 1 and September 1 of each year at 3.875% annually.
(3)Unamortized debt discount of $1.7 million and $2.5 million for the 3.875% Notes as of October 2, 2026 and December 31, 2025, respectively.
(4)Unamortized debt issuance costs of $12.8 million and $16.5 million for the 0.50% Notes, $24.7 million and $0.0 million for the 2031 0% Notes, $1.9 million and $4.5 million for the 0% Notes and $0.6 million and $0.9 million for the 3.875% Notes, in each case as of October 2, 2026 and December 31, 2025, respectively.

Expected maturities of gross long-term debt (including current portion - see section below on 0% Notes due 2027) as of October 2, 2026 were as follows (in millions):

Period	Expected Maturities
Remainder of 2026	$804.7
2027	—
2028	700.0
2029	1,500.0
2030	—
Thereafter	1,500.0
Total	$4,504.7

The Company was in compliance with its covenants under all debt agreements as of October 2, 2026, and expects to remain in compliance with all covenants over at least the next 12 months.

0% Convertible Senior Notes due 2027

As of October 2, 2026, based on the maturity date of the 0% Notes, the $804.7 million remaining outstanding principal amount of the 0% Notes, net of unamortized issuance costs, was classified as a current portion of long-term debt. Additionally, pursuant to the indenture governing the 0% Notes, since the last reported sale price of the Company’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on October 2, 2026 was greater than or equal to $68.86 (130% of the conversion price) on each applicable trading day, the holders have the right to surrender any portion of their 0% Notes (in minimum denominations of $1,000 in principal amount or an integral multiple thereof) for conversion during the calendar quarter ending December 31, 2026, and only during such calendar quarter.

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

Holders may convert their 2031 0% Notes at any time beginning on February 1, 2031, until the close of business on the second scheduled trading day immediately preceding the maturity date. Before that date, conversion is permitted only if certain conditions are met, including specified stock price thresholds, trading price conditions, redemption events, or certain corporate transactions. The initial conversion rate is 6.1997 shares of common stock per $1,000 principal amount, equivalent to an initial conversion price of approximately $161.30 per share. Upon conversion, the Company may settle the principal amount in cash and may settle any excess value in cash, shares of common stock, or a combination of both, at its election. The conversion rate may be adjusted for certain events as specified in the Indenture. As of October 2, 2026, there have been no changes to the initial conversion price of the 2031 0% Notes since the issuance date. The maximum number of shares that could be issued upon conversion is approximately 14.2 million shares, which is subject to customary anti-dilution adjustment provisions.

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

In connection with the issuance of the 2031 0% Notes, the Company recorded $26.3 million of initial purchaser discounts and incurred $0.6 million of additional issuance costs, both of which were capitalized as debt issuance costs. The effective interest rate, including the impact of debt issuance costs, is 0.4% over the contractual term of the 2031 0% Notes.

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

Note 8: Earnings Per Share and Equity

Earnings Per Share

Net income per share of common stock for calculating basic and diluted earnings per share was calculated as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Net income (loss) for diluted earnings per share of common stock	$313.9	$255.0	$507.3	$(60.8)

Basic weighted-average shares of common stock outstanding	389.3	406.9	391.2	414.3
Dilutive effect of share-based awards	1.8	1.1	2.0	—
Dilutive effect of convertible notes and warrants	6.2	—	6.8	—
Diluted weighted-average shares of common stock outstanding	397.3	408.0	400.0	414.3

Net income (loss) per share of common stock attributable to ON Semiconductor Corporation:
Basic	$0.81	$0.63	$1.30	$(0.15)
Diluted	$0.79	$0.63	$1.27	$(0.15)

Basic income (loss) per share of common stock is computed by dividing net income (loss) for basic earnings by the weighted-average number of shares of common stock outstanding during the period. To calculate the diluted weighted-average shares of common stock outstanding, the treasury stock method has been applied to calculate the number of incremental shares from the assumed issuance of shares relating to RSUs. The excluded number of anti-dilutive share-based awards was 0.9 million and 1.0 million for the quarters ended October 2, 2026 and October 3, 2025, respectively, and 0.5 million and 2.2 million for the nine months ended October 2, 2026 and October 3, 2025, respectively, as the inclusion would have the effect of increasing the net income per common share attributable to the Company or decreasing the net loss per common share attributable to the Company.

The dilutive impacts related to the 0.50% Notes, the 0% Notes, and the 2031 0% Notes (collectively, the "Convertible Notes") have been calculated using the if-converted method for the quarters and nine months ended October 2, 2026 and October 3, 2025. The Convertible Notes are repayable in cash up to the par value and in cash or shares of common stock for the excess over par value. Prior to conversion, the convertible note hedges are not considered for purposes of the earnings per share calculations as their effect would be anti-dilutive. Upon conversion, the convertible note hedges are expected to offset the dilutive effect of the Convertible Notes when the stock price is above the applicable conversion price, as shown below:

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

Equity

Share Repurchase Program

In February 2023, the Board of Directors approved a share repurchase program (the "Share Repurchase Program") under which the Company could repurchase up to an aggregate of $3.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2025. In November 2025, the Board of Directors approved a new Share Repurchase Program (the "New Share Repurchase Program") under which the Company may repurchase up to an aggregate of $6.0 billion (exclusive of fees, commissions and other expenses) of the Company's common stock through December 31, 2028.

Activity under the New Share Repurchase Program and the Share Repurchase Program during the quarters and nine months ended October 2, 2026 and October 3, 2025, respectively, was as follows (in millions, except per share data):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Number of repurchased shares (1)	0.3	6.1	9.1	19.1
Aggregate purchase price	$19.9	$325.0	$697.4	$925.0
Fees, commissions and excise tax	—	3.2	5.8	8.8
Total	$19.9	$328.2	$703.2	$933.8
Weighted-average purchase price per share (2)	$73.13	$52.99	$76.48	$48.31

(1) None of these shares had been reissued or retired as of October 2, 2026, but may be reissued later.
(2) Exclusive of fees, commissions or other expenses.

As of October 2, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.3 billion.

Shares for Restricted Stock Units Tax Withholding

The amounts remitted for employee withholding taxes during the quarters ended October 2, 2026 and October 3, 2025 were $4.8 million and $2.4 million, respectively, for which the Company withheld 0.1 million and an immaterial number of shares of common stock, respectively, that were underlying the RSUs that vested. The amounts remitted for employee withholding taxes during the nine months ended October 2, 2026 and October 3, 2025 were $52.2 million and $27.5 million, respectively, for which the Company withheld 0.7 million and 0.6 million shares of common stock, respectively, that were underlying the RSUs that vested. This tax withholding activity is separate from the Share Repurchase Program and the New Share Repurchase Program.

Non-Controlling Interest in Leshan-Phoenix Semiconductor Company Limited ("Leshan")

The results of Leshan have been consolidated in the Company's financial statements. The Leshan non-controlling interest balance was $20.3 million as of October 2, 2026 after including its $1.7 million share of earnings for the nine months ended October 2, 2026. As of December 31, 2025, the Leshan non-controlling interest balance was $18.6 million.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Note 9: Share-Based Compensation

Total share-based compensation expense related to RSUs, stock grant awards and the ESPP was recorded within the Consolidated Statements of Operations and Comprehensive Income as follows (in millions):

	Quarters Ended		Nine Months Ended
	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Cost of revenue	$7.2	$7.8	$20.4	$19.9
Research and development	7.2	7.3	20.5	19.9
Selling and marketing	4.8	5.7	14.7	15.3
General and administrative	17.9	17.4	56.2	51.4
Share-based compensation expense	37.1	38.2	111.8	106.5
Income tax benefit	(7.8)	(8.0)	(23.5)	(22.4)
Share-based compensation expense, net of tax	$29.3	$30.2	$88.3	$84.1

As of October 2, 2026, the total unrecognized expected share-based compensation expense, net of estimated forfeitures, related to non-vested RSUs with service, performance and market conditions was $174.9 million, which is expected to be recognized over a weighted-average period of 1.6 years. Upon vesting of RSUs or stock grant awards or completion of a purchase under the ESPP, new shares of common stock are issued. The annualized pre-vesting forfeiture rate for RSUs was estimated to be 8% for each of the quarters ended October 2, 2026 and October 3, 2025.

Shares Available

As of October 2, 2026 and December 31, 2025, there was an aggregate of 26.6 million and 28.5 million shares of common stock, respectively, available for grant under the Amended and Restated SIP.

Restricted Stock Units

RSUs generally vest ratably over three years for awards with service conditions and over three or five years for awards with performance, service and market conditions, or a combination thereof, and are settled in shares of common stock upon vesting. A summary of the RSU transactions for the nine months ended October 2, 2026 was as follows (in millions, except per share data):

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested RSUs at December 31, 2025	5.0	$57.99
Granted	1.8	85.82
Achieved	0.1	52.88
Released	(2.0)	60.28
Forfeited	(0.6)	61.64
Non-vested RSUs at October 2, 2026	4.3	68.11

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

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Financing Contingencies

In the ordinary course of business, the Company provides standby letters of credit or other guarantee instruments to certain parties initiated by either the Company or its subsidiaries, as required for transactions, including, but not limited to, material purchase commitments, agreements to mitigate collection risk, leases, utilities arrangements and/or customs guarantees. The Revolving Credit Facility includes $25.0 million available for the issuance of letters of credit, of which $1.9 million was outstanding as of October 2, 2026, which reduced the borrowing capacity under such facility. As of October 2, 2026, the Company also had outstanding guarantees and letters of credit outside of its Revolving Credit Facility totaling $6.9 million.

As part of obtaining financing in the ordinary course of business, the Company issued guarantees related to certain of its subsidiaries, which totaled $1.9 million as of October 2, 2026. Based on historical experience and information currently available, the Company believes that it will not be required to make payments under the standby letters of credit or guarantee arrangements for the foreseeable future.

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

Legal Matters

The Company is currently involved in a variety of legal matters that arise in the ordinary course of business. Based on information currently available, and except as otherwise disclosed herein, the Company is not involved in any pending or threatened legal proceedings that it believes could reasonably be expected to have a material adverse effect on its financial condition, results of operations or liquidity. However, the litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of any litigation matter will be favorable to the Company.

Securities Class Action and Derivative Litigation Concerning the Company's SiC Business

On December 13, 2023, a putative class action captioned Hubacek v. On Semiconductor Corp., et al., Case No. 1:23-cv-01429 (D. Del.), was filed by an alleged stockholder of the Company in the U.S. District Court for the District of Delaware against the Company and certain of its officers. This action was transferred to the U.S. District Court for the District of Arizona in March of 2024. The initial complaint asserted claims for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The initial complaint alleged that the defendants made misleading statements regarding the Company's SiC business. An amended complaint was filed on May 31, 2024. The amended complaint again asserts claims for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The plaintiff seeks a ruling that this case may proceed as a class action, and seeks damages, attorneys’ fees and costs. The Company filed a motion to dismiss the amended complaint on July 30, 2024. Upon reviewing the Company’s motion to dismiss the amended complaint, plaintiff deemed it necessary to further amend their complaint. On September 6, 2024, the plaintiff filed their second amended complaint. The Company filed a motion to dismiss this second amended complaint on October 10, 2024. Full briefing for this motion to dismiss the second amended complaint was completed on December 20, 2024. Oral arguments for this motion to dismiss were heard by the court

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

on June 27, 2025. On July 11, 2025, the court granted the Company's motion to dismiss the plaintiff's second amended complaint without prejudice. On August 11, 2025, the plaintiff filed their third amended complaint. The Company filed a motion to dismiss this third amended complaint on September 25, 2025. Full briefing on this motion to dismiss the third amended complaint was completed on December 10, 2025. On July 23, 2026, the court granted the Company’s motion to dismiss the plaintiff’s third amended complaint with prejudice. On August 24, 2026, the plaintiff filed a Notice of Appeal to the Ninth Circuit Court of Appeals. The plaintiff’s opening appellate brief is to be filed by November 6, 2026. The Company expects briefing to be completed in the first quarter of 2027.

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

The Company held $210.0 million and $400.0 million of short-term investments in time deposits as of October 2, 2026 and December 31, 2025, respectively.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

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

The contingent consideration, which will be settled in cash, has been allocated between accrued expenses and other long-term liabilities based on the expected timing of payments. Accordingly, it will be remeasured at fair value each reporting period, with changes recognized in the Consolidated Statements of Operations. The decrease in contingent consideration for the nine months ended October 2, 2026 was primarily due to payments made during the period. The fair value of the contingent consideration was as follows (in millions):

	As of
	October 2, 2026	December 31, 2025
Contingent consideration included in:
Accrued expenses and other current liabilities	$41.7	$48.3
Other long-term liabilities	64.5	61.6
Total	$106.2	$109.9

Fair Value of Long-Term Debt, including Current Portion

The carrying amounts and fair values of the Company's long-term borrowings were as follows (in millions):

	As of
	October 2, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (1)
0.50% Notes	$1,487.2	$1,659.0	$1,483.5	$1,424.2
2031 0% Notes	1,475.3	1,354.5	—	—
0% Notes	802.8	1,286.8	800.4	965.0
3.875% Notes	697.7	675.1	696.6	684.2

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
(unaudited)

Note 12: Financial Instruments

Foreign Currencies

The following summarizes the notional amounts and related fair values of the Company’s foreign currency derivative instruments in U.S. dollars (in millions):

	Notional or contractual amount	Fair Value of
		Assets (1)	Liabilities (2)
As of October 2, 2026
Derivative instruments with hedge accounting designation:
Cash flow hedges	$444.1	$8.4	$6.1
		$8.4	$6.1

As of December 31, 2025
Derivative instruments with hedge accounting designation:
Cash flow hedges	$386.7	$0.3	$—
Derivative instruments without hedge accounting designation:
Currency derivatives	190.5	0.1	—
		$0.4	$—
(1)Included in Other current assets.
(2)Included in Accrued expenses and other current liabilities.

Cash flow hedges and currency derivatives are measured at fair value using a discounted cash flow model based on observable forward exchange rates and credit‑adjusted discount rates, and are classified as Level 2 fair value measurements. Gains and losses on cash flow hedges and currency derivatives were immaterial for the quarters and nine months ended October 2, 2026 and October 3, 2025.

Derivative Instruments with Hedge Accounting Designation

Cash Flow Hedges

The Company maintains a foreign currency cash flow hedging program to reduce the risk that its U.S. dollar net cash outflows from procurement activities will be adversely affected by fluctuations in foreign currency exchange rates. The Company enters into forward contracts (principally Philippine peso, Korean won and Czech koruna) to hedge certain portions of forecasted cash flows denominated in foreign currencies. These contracts generally mature within 18 months and are designated as cash flow hedges for accounting purposes. The Company did not identify any ineffectiveness with respect to the notional amounts of the foreign currency forward contracts effective as of October 2, 2026.

Derivative Instruments without Hedge Accounting Designation

Currency Derivatives

As of October 2, 2026, the Company had no net outstanding foreign exchange contracts. As of December 31, 2025, the Company had net outstanding foreign exchange contracts that hedged existing assets and liabilities associated with transactions on its balance sheet, which were undesignated hedges for accounting purposes. Such contracts were obtained through financial institutions and were scheduled to mature within two months from the time of purchase.

Convertible Note Hedges

The Company entered into convertible note hedges in connection with the issuance of the 0% Notes, the 2031 0% Notes, and 0.50% Notes. See Note 7: ''Long-Term Debt'' for more information.

ON SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(unaudited)

Other

As of October 2, 2026, the Company had no outstanding commodity derivatives, currency swaps, options or equity contracts held at subsidiaries or affiliated companies. The Company does not hedge the value of its equity investments in its subsidiaries or affiliated companies.

The Company is exposed to credit-related losses if its hedge counterparties fail to perform their obligations. As of October 2, 2026, the counterparties to the Company's hedge contracts were held at financial institutions which the Company believes to be highly rated, and no credit-related losses are anticipated.

Note 13: Income Taxes

The Company recognizes interest and penalties accrued related to uncertain tax positions in tax expense in the Consolidated Statements of Operations and Comprehensive Income. The Company maintains a partial valuation allowance on certain U.S. state deferred tax assets and on certain foreign net operating losses and tax credits.

As of the end of the quarter, the Company was under examination by the IRS for the 2022 and 2023 tax years. Subsequent to quarter-end, the IRS notified the Company that it has completed its examination. Tax years prior to 2022 are generally not subject to examination by the IRS. For state tax returns, the Company is generally not subject to income tax examinations for tax years prior to 2020. With respect to jurisdictions outside the United States, the Company is generally not subject to examination for tax years prior to 2017.

Note 14: Changes in Accumulated Other Comprehensive Loss

Amounts comprising accumulated other comprehensive loss and reclassifications were as follows (in millions):

	Currency Translation Adjustments	Effects of Cash Flow Hedges	Total
Balance as of December 31, 2025	$(55.5)	$—	$(55.5)
Other comprehensive loss prior to reclassifications	(0.4)	(2.1)	(2.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Net current period other comprehensive loss (1)	(0.4)	(1.7)	(2.1)
Balance as of October 2, 2026	$(55.9)	$(1.7)	$(57.6)

(1) Effects of cash flow hedges were net of tax impact of $0.5 million for the nine months ended October 2, 2026.

Note 15: Subsequent Events

On October 5, 2026, the Company completed the acquisition of Silver Atena GmbH ("Silver Atena"). Silver Atena adds specialized systems engineering and application expertise that expands the Company’s capabilities in developing system platforms and integrated customer solutions. The total purchase consideration was $52.2 million in cash, subject to customary purchase price adjustments. Due to the timing of the transaction, the Company has not yet completed the initial accounting for the business combination, including the determination of the acquisition-date fair values of the assets acquired and liabilities assumed. The related purchase accounting and required disclosures will be included in the Company’s consolidated financial statements as of and for the year ended December 31, 2026.

On November 2, 2026, the Company entered into a definitive agreement to acquire Ferric, Inc., ("Ferric") which is expected to expand the Company’s power management portfolio with advanced integrated voltage regulator technology designed to improve compute performance, energy efficiency and system footprint. The base purchase consideration is approximately $600.0 million in cash, subject to customary adjustments, with potential additional consideration of up to $175.0 million based on the achievement of specified revenue targets through 2029. The transaction is expected to close in the fourth quarter of 2026, subject to the satisfaction of customary closing conditions. Upon closing, assuming it takes place during the fourth quarter of 2026, the related purchase accounting and required disclosures will be included in the Company’s consolidated financial statements as of and for the year ended December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included in the 2025 Form 10-K, and our unaudited consolidated financial statements for the fiscal quarter ended October 2, 2026, which are included elsewhere in this Form 10-Q. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on expectations and assumptions as of the date of this Form 10-Q and are subject to risks, uncertainties and other factors. Actual results could differ materially because of the factors discussed below or elsewhere in this Form 10-Q. See Part II, Item 1A. "Risk Factors" of this Form 10-Q and Part I, Item 1A. "Risk Factors" of the 2025 Form 10-K.

Executive Overview

onsemi Overview

ON Semiconductor Corporation ("onsemi," "we," "us," "our," or the "Company"), with its wholly and majority-owned subsidiaries, operates under the onsemiTM brand. The Company is organized into three operating and reportable segments: the Power Solutions Group ("PSG"), the Analog and Mixed-Signal Group ("AMG"), and the Intelligent Sensing Group ("ISG").

We deliver intelligent power and intelligent sensing technologies that enable electrification, energy efficiency, safety and automation across automotive, industrial and AI data center end-markets.

We believe the automotive industry continues to evolve as a result of advancements in autonomous driving, advanced driver-assistance systems ("ADAS"), vehicle electrification and increasing electronic content across vehicle platforms. Our sensing solutions support ADAS and active safety applications, as well as the continued development of autonomous driving capabilities. Our intelligent power solutions support vehicle electrification by enabling higher power density and improved system efficiency, which can reduce cooling requirements and contribute to reductions in the size and weight of electric vehicle ("EV") systems.

In the industrial market, our intelligent power technologies support solar energy and industrial power applications, while our intelligent sensing technologies enable automation across factories and buildings. Our intelligent power technologies also support medical applications, including continuous glucose monitors, where power efficiency can help extend battery life. In addition, our technologies support emerging applications in robotics and humanoid systems, as well as space applications, including Low Earth Orbit ("LEO") satellites. The increasing power requirements associated with AI infrastructure also create opportunities for our technologies across the broader energy ecosystem, including energy storage systems ("ESS"), energy infrastructure and Solid State Transformers ("SSTs").

In our AI data center end-market, our innovative intelligent power technologies enable power density and energy efficiency in a market in which energy needs are growing rapidly, and AI data center operators are focused on reducing energy consumption. We believe we have one of the most comprehensive portfolios of products and technologies for this market to address the complete power tree from the grid to the core as power requirements of AI data center racks is expected to increase rapidly in the coming years.

Within other end-markets, we primarily serve intelligent power applications across the smartphone, client-computing and consumer electronics markets. Our products are designed to improve energy efficiency and extend battery life across these applications.

Business Strategy Developments

We are focused on increasing profitable revenue through differentiated technologies to address the high-growth megatrends in automotive, industrial, AI data center, and other markets. We continue to optimize and right-size our manufacturing footprint to align our capacity with our long-term outlook, while focusing on generating efficiencies that result in meaningful gross margin expansion and operating cash flows. We intend to achieve efficiencies in our operating and capital expenditures and invest in research and development initiatives to accelerate growth in high-margin products.

Definitive Agreement to Acquire Synaptics Incorporated

On June 25, 2026, we entered into an Agreement and Plan of Reorganization with Sonic Acquisition Corp. and Synaptics Incorporated ("Synaptics"), pursuant to which Synaptics will become a wholly owned subsidiary of onsemi (the "Merger"). On October 1, 2026, we entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement") to, among other things, revise the Merger consideration to $123.00 per share in cash, without interest (the "Merger Consideration"). At the effective time of the Merger (the "Closing"), each outstanding share of Synaptics common stock, subject to limited exceptions set forth in the Amended Merger Agreement, will be converted into the right to receive the per-share Merger Consideration. The Amended Merger Agreement also provides for our assumption of certain Synaptics equity awards, subject to certain adjustments thereto in respect of, among other things, performance-based vesting conditions. Our Board of Directors unanimously approved the Amended Merger Agreement.

The Merger, which is anticipated to close in mid-2027, is subject to the satisfaction or waiver of customary closing conditions, including, but not limited to, adoption of the Amended Merger Agreement by Synaptics’ stockholders, the expiration or early termination of the waiting period under the HSR Act, and other regulatory approvals under certain antitrust and foreign investment regimes, and the absence of any order, injunction or law of such jurisdictions prohibiting the Merger.

The parties’ HSR notifications were filed with the FTC and DOJ on July 17, 2026. On August 12, 2026, the FTC granted early termination of the applicable waiting period under the HSR Act with respect to the Merger.

The Amended Merger Agreement contains certain termination rights for each of us and Synaptics. In certain circumstances in which the Amended Merger Agreement is terminated, Synaptics may be required to pay us a termination fee of $235.0 million, including if the Amended Merger Agreement is terminated by us due to a change of recommendation by the Synaptics Board, or by Synaptics to enter into a more favorable third-party acquisition proposal, as more fully described in the Amended Merger Agreement. In certain circumstances in which the Amended Merger Agreement is terminated due to the failure to obtain required regulatory approvals, we may be required to pay Synaptics a termination fee of $320.0 million, as more fully described in the Amended Merger Agreement.

For more information on risks related to the Merger, see Part II, Item 1A. "Risk Factors" of this Form 10-Q.

2026 Manufacturing Realignment Program

During the quarter and nine months ended October 2, 2026, the Company continued to engage in additional restructuring and cost reduction initiatives under its previously disclosed multi‑year manufacturing realignment program to better align manufacturing capacity and capabilities with anticipated long-term needs.

We expect to incur total severance costs and related benefit expenses of $26.0 million related to the termination of approximately 650 employees. Of this, approximately $1.5 million and $24.2 million was recognized during the quarter and nine months ended October 2, 2026, respectively. We also recorded non-cash impairment charges of $3.3 million and $166.6 million during the quarter and nine months ended October 2, 2026, respectively, related to previous investments in manufacturing equipment at certain manufacturing facilities pursuant to held-for-sale accounting guidance. Other charges were $(0.2) million and $184.3 million for the quarter and nine months ended October 2, 2026, respectively, related to contract termination costs and other facility exit activities during the quarter ended October 2, 2026 and accelerated depreciation of leasehold improvements and accelerated amortization of ROU assets that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs during the nine months ended October 2, 2026. The total of the aforementioned costs was included within Restructuring, Asset Impairments and Other, Net in the Consolidated Statement of Operations.

For additional information, see Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Share Repurchases

During the quarter ended October 2, 2026, we repurchased approximately 0.3 million shares of common stock for an aggregate purchase price of $19.9 million. During the nine months ended October 2, 2026, we repurchased approximately 9.1 million shares of common stock for an aggregate purchase price of $703.2 million. For additional information, see Note 8: ''Earnings Per Share and Equity'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Quarter Ended October 2, 2026 compared to the Quarter Ended October 3, 2025

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Quarters Ended
	October 2, 2026	October 3, 2025	Dollar Change
Revenue	$1,722.3	$1,550.9	$171.4
Cost of revenue	1,009.3	963.7	45.6
Gross profit	713.0	587.2	125.8
Operating expenses:
Research and development	145.0	141.9	3.1
Selling and marketing	66.8	62.8	4.0
General and administrative	107.8	87.3	20.5
Amortization of intangible assets	10.5	11.2	(0.7)
Restructuring, asset impairments and other, net	4.6	19.6	(15.0)
Total operating expenses	334.7	322.8	11.9
Operating income	378.3	264.4	113.9
Other income (expense), net:
Interest expense	(13.9)	(17.7)	3.8
Interest income	17.3	22.7	(5.4)
Other income	17.6	3.6	14.0
Other income (expense), net	21.0	8.6	12.4
Income before income taxes	399.3	273.0	126.3
Income tax provision	(84.9)	(17.7)	(67.2)
Net income	314.4	255.3	59.1
Less: Net income attributable to non-controlling interest	(0.5)	(0.3)	(0.2)
Net income attributable to ON Semiconductor Corporation	$313.9	$255.0	$58.9

The following table summarizes certain information relating to our segment results (in millions):

	Quarter Ended October 2, 2026	As a % of Total	Quarter Ended October 3, 2025	As a % of Total	Dollar Change
Revenue:
PSG	$889.9	51.6%	$737.6	47.6%	$152.3
AMG	597.3	34.7%	583.3	37.6%	14.0
ISG	235.1	13.7%	230.0	14.8%	5.1
Total	$1,722.3	100.0%	$1,550.9	100.0%	$171.4

Cost of revenue:
PSG	$550.2	54.5%	$527.4	54.7%	$22.8
AMG	297.6	29.5%	287.2	29.8%	10.4
ISG	161.5	16.0%	149.1	15.5%	12.4
Total	$1,009.3	100.0%	$963.7	100.0%	$45.6

Gross profit: (1)
PSG	$339.7	38.2%	$210.2	28.5%	$129.5
AMG	299.7	50.2%	296.1	50.8%	3.6
ISG	73.6	31.3%	80.9	35.2%	(7.3)
Total	$713.0	41.4%	$587.2	37.9%	$125.8

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $1,722.3 million and $1,550.9 million for the quarters ended October 2, 2026 and October 3, 2025, respectively, representing an increase of $171.4 million, or approximately 11%, year over year due to higher demand in the industrial, AI data center and other end-markets. The increase was partially offset by lower sales volume in the automotive end-market due to the reallocation of supply to the industrial and AI data center end-markets. We had one customer, a distributor, whose revenue accounted for approximately 15% and 12% of our total revenue for the quarters ended October 2, 2026 and October 3, 2025, respectively, across all reportable segments.

Revenue from PSG

Revenue from PSG increased by $152.3 million, or approximately 21%, for the quarter ended October 2, 2026 compared to the quarter ended October 3, 2025 due to higher demand. This was driven by an increase in revenue of $64.9 million, $71.3 million and $31.4 million in the industrial, AI data center and other end-markets, respectively, offset by a decrease of $15.3 million within the automotive end-market.

Revenue from AMG

Revenue from AMG increased by $14.0 million, or approximately 2%, for the quarter ended October 2, 2026 compared to the quarter ended October 3, 2025, primarily driven by an increase of $18.4 million and $43.3 million in the automotive and AI data center end-markets, respectively, due to higher demand, offset by a decrease of $41.6 million and $6.1 million within the industrial and other end-markets, respectively.

Revenue from ISG

Revenue from ISG increased by $5.1 million, or approximately 2%, for the quarter ended October 2, 2026 compared to the quarter ended October 3, 2025 due to increased demand. This was driven by an increase in revenue of $17.2 million and $1.6 million in the industrial and other end-markets, respectively, offset by a decrease of $13.7 million in the automotive end-market.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Quarter Ended October 2, 2026	As a % of Total Revenue (1)	Quarter Ended October 3, 2025	As a % of Total Revenue (1)
Hong Kong	$567.8	33.0%	$424.9	27.4%
Singapore	436.9	25.4%	320.1	20.6%
United Kingdom	316.7	18.4%	315.0	20.3%
United States	294.3	17.1%	340.5	22.0%
Other	106.6	6.2%	150.4	9.7%
Total revenue	$1,722.3		$1,550.9

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit increased by $125.8 million, or approximately 21%, to $713.0 million for the quarter ended October 2, 2026 compared to $587.2 million for the quarter ended October 3, 2025 primarily due to higher revenue, improved manufacturing utilization and favorable product mix within certain business segments, partially offset by higher prices for certain manufacturing inputs.

Our gross margin increased by 3.5 percentage points from 37.9% for the quarter ended October 3, 2025 to 41.4% for the quarter ended October 2, 2026. The increase was primarily due to improved manufacturing utilization and favorable product mix within certain business segments, partially offset by higher prices for certain manufacturing inputs.

PSG gross profit increased by $129.5 million, primarily driven by higher revenue across all end‑markets and improved manufacturing utilization. PSG gross margin increased by 9.7 percentage points to 38.2% from 28.5%, primarily due to improved utilization and operating leverage on higher volumes along with favorable product mix during the quarter ended October 2, 2026.

AMG gross profit increased by $3.6 million and gross margin decreased by 0.6 percentage points to 50.2% from 50.8%, primarily due to unfavorable product mix.

ISG gross profit decreased by $7.3 million and gross margin decreased 3.9 percentage points to 31.3% from 35.2%, primarily due to unfavorable product mix.

Operating Expenses

Research and development expenses were $145.0 million for the quarter ended October 2, 2026, as compared to $141.9 million for the quarter ended October 3, 2025, representing an increase of $3.1 million, or approximately 2%. The increase was primarily attributable to higher variable compensation offset by a decrease in material costs.

Selling and marketing expenses were $66.8 million for the quarter ended October 2, 2026, as compared to $62.8 million for the quarter ended October 3, 2025, representing an increase of $4.0 million, or approximately 6%. The increase was primarily attributable to higher variable compensation.

General and administrative expenses were $107.8 million for the quarter ended October 2, 2026, as compared to $87.3 million for the quarter ended October 3, 2025, representing an increase of $20.5 million, or approximately 23%. The increase was primarily attributable to third-party acquisition costs for the proposed Synaptics acquisition and higher variable compensation.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $10.5 million for the quarter ended October 2, 2026, as compared to $11.2 million for the quarter ended October 3, 2025, representing a decrease of $0.7 million, or approximately 6%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $4.6 million for the quarter ended October 2, 2026, as compared to $19.6 million for the quarter ended October 3, 2025. Charges incurred for the quarter ended October 2, 2026 related to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $3.8 million to $13.9 million during the quarter ended October 2, 2026, as compared to $17.7 million during the quarter ended October 3, 2025, driven by a lower weighted-average interest rate following the repayment of our interest-bearing Revolving Credit Facility on December 31, 2025 and the issuance of our 2031 0% Notes. Our average gross long-term debt for the quarter ended October 2, 2026 was $4,461.2 million at a weighted-average interest rate of 1.2%, as compared to $3,379.9 million at a weighted-average interest rate of 2.1% for the quarter ended October 3, 2025.

Interest Income

Interest income decreased by $5.4 million, or approximately 24%, to $17.3 million during the quarter ended October 2, 2026 compared to $22.7 million during the quarter ended October 3, 2025. The decrease was primarily attributable to lower average balances of interest-bearing cash equivalents and short-term investments, reflecting a shift to money market funds that generate dividend income.

Other Income (Expense)

During the quarter ended October 2, 2026, other income was $17.6 million compared to other income of $3.6 million during the quarter ended October 3, 2025, primarily due to higher dividend income from increased average money market fund balances. The immaterial gain on divestiture is included in this line for the quarter ended October 2, 2026.

Income Tax Provision

We recorded an income tax provision of $84.9 million and $17.7 million for the quarters ended October 2, 2026 and October 3, 2025, respectively, representing effective tax rates of 21.3% and 6.5%, respectively. The increase in the effective tax rate for the quarter was primarily attributable to a discrete tax benefit recognized in 2025 in connection with a return-to-provision adjustment following the finalization of our 2024 U.S. federal income tax return. The discrete benefit had a greater impact on the 2025 effective tax rate due to the lower level of pre-tax income in that period.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Nine Months Ended October 2, 2026 compared to the Nine Months Ended October 3, 2025

The following table summarizes certain information relating to our operating results that has been derived from our unaudited consolidated financial statements (in millions):

	Nine Months Ended
	October 2, 2026	October 3, 2025	Dollar Change
Revenue	$4,839.1	$4,465.3	$373.8
Cost of revenue	2,926.7	3,032.4	(105.7)
Gross profit	1,912.4	1,432.9	479.5
Operating expenses:
Research and development	430.1	449.8	(19.7)
Selling and marketing	193.1	194.4	(1.3)
General and administrative	299.1	262.9	36.2
Amortization of intangible assets	31.5	33.6	(2.1)
Restructuring, asset impairments and other, net	375.1	608.1	(233.0)
Total operating expenses	1,328.9	1,548.8	(219.9)
Operating income (loss)	583.5	(115.9)	699.4
Other income (expense), net:
Interest expense	(40.3)	(53.6)	13.3
Interest income	52.4	74.5	(22.1)
Other income	30.0	9.2	20.8
Other income (expense), net	42.1	30.1	12.0
Income (loss) before income taxes	625.6	(85.8)	711.4
Income tax (provision) benefit	(116.6)	27.6	(144.2)
Net income (loss)	509.0	(58.2)	567.2
Less: Net income attributable to non-controlling interest	(1.7)	(2.6)	0.9
Net income (loss) attributable to ON Semiconductor Corporation	$507.3	$(60.8)	$568.1

The following table summarizes certain information relating to our segment results (in millions):

	Nine Months Ended October 2, 2026	As a % of Total	Nine Months Ended October 3, 2025	As a % of Total	Dollar Change
Revenue:
PSG	$2,455.5	50.7%	$2,080.9	46.6%	$374.6
AMG	1,683.4	34.8%	1,705.6	38.2%	(22.2)
ISG	700.2	14.5%	678.8	15.2%	21.4
Total revenue	$4,839.1	100.0%	$4,465.3	100.0%	$373.8

Cost of revenue:
PSG	$1,685.1	57.6%	$1,566.7	51.7%	$118.4
AMG	802.9	27.4%	826.8	27.3%	(23.9)
ISG	438.7	15.0%	638.9	21.0%	(200.2)
Total	$2,926.7	100.0%	$3,032.4	100.0%	$(105.7)

Gross profit: (1)
PSG	$770.4	31.4%	$514.2	24.7%	$256.2
AMG	880.5	52.3%	878.8	51.5%	1.7
ISG	261.5	37.3%	39.9	5.9%	221.6
Total	$1,912.4	39.5%	$1,432.9	32.1%	$479.5

(1) Gross profit margin as a percentage of respective segment revenue balances.

Revenue

Revenue was $4,839.1 million and $4,465.3 million for the nine months ended October 2, 2026 and October 3, 2025, respectively, representing an increase of $373.8 million, or approximately 8%, year over year due to higher demand across substantially all end-markets. We had one customer, a distributor, whose revenue accounted for approximately 14% and 13% of our total revenue for the nine months ended October 2, 2026 and October 3, 2025, respectively, across all reportable segments.

Revenue from PSG

Revenue from PSG increased by $374.6 million, or approximately 18%, for the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025 due to higher demand. This was driven by an increase in revenue of $82.3 million, $94.7 million, $153.6 million and $44.0 million in the automotive, industrial, AI data center and other end-markets, respectively.

Revenue from AMG

Revenue from AMG decreased by $22.2 million, or approximately 1%, for the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025, primarily driven by a decrease in revenue of $48.1 million and $57.8 million in the industrial and other end-markets, respectively, primarily due to lower demand, offset by an increase of $3.1 million and $80.6 million in the automotive and AI data center end-markets, respectively.

Revenue from ISG

Revenue from ISG increased by $21.4 million, or approximately 3%, for the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025 due to higher demand. This was driven by an increase in revenue of $27.4 million and $6.5 million in the industrial and other end-markets, offset by a decrease of $12.5 million in the automotive end-market.

Revenue by Geographic Location

Revenue by geographic location, based on sales billed from the respective country or region, was as follows (dollars in millions):

	Nine Months Ended October 2, 2026	As a % of Total Revenue (1)	Nine Months Ended October 3, 2025	As a % of Total Revenue (1)
Hong Kong	$1,380.9	28.5%	$1,208.3	27.1%
Singapore	1,145.5	23.7%	920.8	20.6%
United Kingdom	1,062.8	22.0%	1,009.9	22.6%
United States	891.4	18.4%	911.0	20.4%
Other	358.5	7.4%	415.3	9.3%
Total revenue	$4,839.1		$4,465.3

(1) Certain amounts may not total due to rounding of individual amounts.

Gross Profit and Gross Margin

Gross profit increased by $479.5 million, or approximately 33%, to $1,912.4 million for the nine months ended October 2, 2026 compared to $1,432.9 million for the nine months ended October 3, 2025 primarily due to the absence of $235.8 million of excess and obsolete inventory charges and lower write-offs of consumables and manufacturing supplies compared to the prior-year period, partially offset by higher prices for certain manufacturing inputs.

Our gross margin increased by 7.4 percentage points from 32.1% for the nine months ended October 3, 2025 to 39.5% for the nine months ended October 2, 2026. The increase was primarily driven by the absence of the prior-year excess and obsolete inventory charges, lower write-offs of consumables and manufacturing supplies, improved manufacturing utilization and favorable product mix within certain business segments, partially offset by higher prices for certain manufacturing inputs.

PSG gross profit increased by $256.2 million, primarily due to higher revenue across all end-markets and improved manufacturing utilization. PSG gross margin increased by 6.7 percentage points to 31.4% from 24.7%, primarily due to lower write-offs of consumables and manufacturing supplies, improved manufacturing utilization and operating leverage from higher volumes.

AMG gross profit increased by $1.7 million, primarily driven by higher revenue in the AI data center end-market, partially offset by lower revenue in the industrial and other end-markets. AMG gross margin increased by 0.8 percentage points to 52.3% from 51.5% primarily due to favorable product mix.

ISG gross profit increased by $221.6 million and gross margin increased to 37.3% from 5.9%, primarily due to the absence of $230.3 million of excess and obsolete inventory charges recognized in the prior-year period.

Operating Expenses

Research and development expenses were $430.1 million for the nine months ended October 2, 2026, as compared to $449.8 million for the nine months ended October 3, 2025, representing a decrease of $19.7 million, or approximately 4%. The decrease was primarily attributable to a decrease in material costs offset by an increase in variable compensation.

Selling and marketing expenses were $193.1 million for the nine months ended October 2, 2026, as compared to $194.4 million for the nine months ended October 3, 2025, representing a decrease of $1.3 million, or approximately 1%.

General and administrative expenses were $299.1 million for the nine months ended October 2, 2026, as compared to $262.9 million for the nine months ended October 3, 2025, representing an increase of $36.2 million, or approximately 14%. The increase was primarily attributable to third-party acquisition costs for the proposed Synaptics acquisition and increased variable compensation.

Other Operating Expenses

Amortization of Intangible Assets

Amortization of intangible assets was $31.5 million and $33.6 million for the nine months ended October 2, 2026 and October 3, 2025, respectively, representing a decrease of $2.1 million, or approximately 6%.

Restructuring, Asset Impairments and Other, Net

Restructuring, asset impairments and other, net was $375.1 million for the nine months ended October 2, 2026, as compared to $608.1 million for the nine months ended October 3, 2025, representing a decrease of $233.0 million. Charges incurred for the nine months ended October 2, 2026 primarily relate to restructuring actions during the period. See Note 5: ''Restructuring, Asset Impairments and Other, Net'' in the notes to our unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information.

Interest Expense

Interest expense decreased by $13.3 million to $40.3 million during the nine months ended October 2, 2026, as compared to $53.6 million during the nine months ended October 3, 2025, driven by a lower weighted-average interest rate following the repayment of our interest-bearing Revolving Credit Facility on December 31, 2025 and the issuance of our 2031 0% Notes. Our average gross long-term debt balance for the nine months ended October 2, 2026 was $3,721.8 million at a weighted-average interest rate of 1.4%, as compared to $3,379.9 million at a weighted-average interest rate of 2.1% for the nine months ended October 3, 2025.

Interest Income

Interest income decreased by $22.1 million, or approximately 30%, to $52.4 million during the nine months ended October 2, 2026, compared to $74.5 million during the nine months ended October 3, 2025. The decrease was primarily attributable to lower average balances of interest-bearing cash equivalents and short-term investments, reflecting a shift to money market funds that generate dividend income.

Other Income (Expense)

Other income was $30.0 million for the nine months ended October 2, 2026, as compared to other income of $9.2 million for the nine months ended October 3, 2025, primarily due to higher dividend income from increased average money market fund balances. The immaterial gain on divestiture is included in this line for the nine months ended October 2, 2026.

Income Tax (Provision) Benefit

We recorded an income tax provision of $116.6 million and income tax benefit of $27.6 million during the nine months ended October 2, 2026 and October 3, 2025, respectively, representing effective tax rates of 18.6% and 32.2%, respectively. The change in the effective tax rate was primarily attributable to a discrete tax benefit recognized in 2025 related to a return-to-provision adjustment upon finalization of our 2024 U.S. federal income tax return. The impact of this discrete benefit on the 2025 effective tax rate was amplified by the relatively lower level of pre-tax income in that period.

For additional information, see Note 13: ''Income Taxes'' in the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Overview

Our principal sources of liquidity are cash on hand, short-term investments, cash generated from operations, available borrowings under our Revolving Credit Facility as well as new debt and/or equity issuances. In the near term, we expect to fund our cash requirements by utilizing any or a combination of these principal sources. Our cash and cash equivalents and short-term investments were approximately $4.4 billion as of October 2, 2026, and the Revolving Credit Facility has approximately $1.5 billion available for future borrowings.

In connection with the Amended Merger Agreement, the Company entered into a commitment letter on October 1, 2026 with Morgan Stanley Senior Funding, Inc. ("MSSF"), which was subsequently amended and restated to include JPMorgan Chase Bank, N.A. and other banks as commitment parties thereto (collectively and together with MSSF, the "Financing Parties"), pursuant to which the Financing Parties have agreed to provide, subject to satisfaction of customary closing conditions, up to $2,450.0 million of senior secured term loan for the purpose of funding a portion of the Merger Consideration, and paying fees, costs and expenses in connection with the Merger. The transaction will be financed through a combination of cash on hand and the indebtedness to be incurred pursuant to such commitment letter. The ultimate treatment of Synaptics' existing indebtedness following the closing of the transaction is unknown at this time; however, in connection with the closing, we currently intend to cause Synaptics to redeem and/or discharge the Synaptics Senior Notes (defined below) and to repay its $350 million revolving credit facility, and we expect that holders of the Synaptics Convertible Notes (defined below) will convert such notes to receive additional cash conversion consideration based on the make-whole table contained in the indenture governing the Synaptics Convertible Notes.

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

After considering our anticipated funding of the pending Synaptics acquisition as described above, we believe that our cash on hand, cash generated from operations and amounts available under the Revolving Credit Facility are adequate to meet our working capital requirements and other business needs for at least the next 12 months and thereafter for the foreseeable future. We expect to fund the Synaptics acquisition through a combination of cash on hand and borrowings under the Commitment Letter.

We continually evaluate our debt and capital structure and, when appropriate, we have completed and may in the future opportunistically undertake various measures to secure liquidity, repurchase shares of our common stock, reduce interest costs, amend, replace, renew, refinance, redeem or repurchase existing key financing arrangements and, in some cases, extend a portion of our debt maturities to continue to provide us additional operating flexibility.

Operating Activities

Our cash flows from operating activities were $1,215.2 million and $1,205.3 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. The increase of $9.9 million was primarily driven by increased net income partially offset by favorable changes in working capital, including the timing of cash receipts and payments.

Net income for the nine months ended October 2, 2026 improved compared to the prior‑year period, primarily due to lower non‑cash asset impairment and restructuring‑related charges, partially offset by accelerated depreciation and amortization expense for ROU assets and related improvements that were abandoned in connection with the 2025 and 2026 Manufacturing Realignment Programs.

Our ability to generate positive operating cash flows depends on, among other factors, the achievement of revenue targets, management of manufacturing and operating costs and effective management of working capital. The timing of collections from customers, payments to suppliers and inventory management also significantly influence our operating cash flows.

Investing Activities

Our cash flows provided by investing activities were $144.7 million for the nine months ended October 2, 2026 and our cash flows used in investing activities were $487.8 million for the nine months ended October 3, 2025. The change of $632.5 million was primarily attributable to a decrease in capital expenditures, a decrease in purchases of short-term investments and a decrease in the payments for acquisition of a business during the nine months ended October 2, 2026. Additionally, we received $31.7 million of proceeds related to the divestiture of businesses during the nine months ended October 2, 2026. Our capital expenditures as a percentage of revenue were approximately 2%, and we expect annualized capital expenditures of approximately 2-3% of revenue for the year ended December 31, 2026.

Financing Activities

Our cash flows provided by financing activities were $650.5 million for the nine months ended October 2, 2026 and our cash flows used in financing activities were $939.9 million for the nine months ended October 3, 2025. The change of

$1,590.4 million was primarily attributable to the issuance of the 2031 0% Notes in the aggregate principal amount of $1.5 billion during the nine months ended October 2, 2026, along with decreased share repurchases under our New Share Repurchase Program.

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

Debt Guarantees and Related Covenants

As of October 2, 2026, we were in compliance with the indentures relating to our 0% Notes, 2031 0% Notes, 0.50% Notes and 3.875% Notes and with covenants included in the Credit Agreement. The 0% Notes, 2031 0% Notes, 0.50% Notes and 3.875% Notes are senior to the existing and future subordinated indebtedness of onsemi and its guarantor subsidiaries, rank equally in right of payment to all of our existing and future senior debt and, as unsecured obligations, are subordinated to all of our existing and future secured debt to the extent of the assets securing such debt.

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

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended October 2, 2026.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended October 2, 2026 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2026, we entered into the Amended Merger Agreement with Synaptics, pursuant to which Synaptics will become a wholly owned subsidiary of onsemi. Completion of the Merger is subject to customary closing conditions, including (1) the adoption of the Merger Agreement by the holders of a majority of the shares of Synaptics common stock outstanding and entitled to vote (the "Required Synaptics Stockholder Vote"), (2) the approval of the Merger under certain antitrust and foreign investment regimes, (3) the absence of any order, injunction or law of certain jurisdictions prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s covenants and other obligations under the Merger Agreement, and (6) the absence of a continuing material adverse effect with respect to Synaptics. Therefore, there can be no assurance that the Merger will be completed in the expected timeframe (mid-2027), or at all. Subject to the terms and conditions of the Merger Agreement, the parties have agreed to use reasonable best efforts to take all actions reasonably necessary to consummate the Merger, including obtaining all required or necessary consents, approvals or waivers from third parties, and cooperating to obtain the regulatory approvals necessary to complete the Merger.

The Merger Agreement may be terminated under certain circumstances, including (1) by either onsemi or Synaptics if the Merger is not completed by June 25, 2027, which date may be extended for up to three periods of three months each, in each case under certain circumstances (the "End Date"), (2) by either onsemi or Synaptics if any court or governmental authority of a specified jurisdiction has issued a final non-appealable order or injunction prohibiting the Merger, (3) by onsemi prior to the Required Synaptics Stockholder Vote if the Synaptics Board fails to include in its proxy statement its recommendation to its stockholders to vote in favor of the adoption of the Merger Agreement or changes its recommendation, (4) by Synaptics prior to the Required Synaptics Stockholder Vote in order to accept a Superior Proposal (as defined in the Merger Agreement) (subject to payment of a termination fee, described below), (5) by either onsemi or Synaptics if Synaptics fails to receive the Required Synaptics Stockholder Vote at its stockholder meeting (including any adjournments and postponements thereof), or (6) by either party if the other party materially breaches its covenants, or breaches its representations and warranties, in the Merger Agreement such that the applicable conditions to closing would not be satisfied, subject in certain cases to the right of the breaching party to cure the breach. onsemi and Synaptics may also terminate the Merger Agreement by mutual written consent.

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

As previously announced, the Amended Merger Agreement was entered into following Synaptics’ receipt of an unsolicited Acquisition Proposal from Cirrus Logic, Inc. Synaptics could in the future receive additional unsolicited acquisition proposals from third parties, and there can be no assurance as to how Synaptics, onsemi, any such third party or other parties may respond to any such proposals. As a result, it is possible that the Amended Merger Agreement could be terminated or revised in certain related circumstances.

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

Various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), from certain regulatory and governmental authorities in certain jurisdictions are included in the Merger Agreement as conditions to completing the proposed Merger. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, the Company and Synaptics. Such conditions, any such negotiations and the process of obtaining such regulatory approvals, consents or clearances, including any potential changes to the terms of the Merger, could have the effect of delaying or preventing consummation of the proposed Merger.

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

The anticipated benefits we expect from the Merger are based on projections and assumptions regarding Synaptics and our combined company’s future performance, which may not materialize as expected or which may prove to be inaccurate. In addition, Synaptics’ business may not perform as expected during the pendency of the Merger due to, among other factors, restrictions on Synaptics’ interim operations under the Merger Agreement, challenges in retaining and attracting key employees, and uncertainty in its relationships with customers, suppliers, partners and other business counterparties. Synaptics has experienced and may continue to experience departures of key employees during the pendency of the Merger. Any such developments could adversely affect the business and financial performance of the combined company and reduce or delay the anticipated benefits of the Merger.

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

The treatment of Synaptics’ indebtedness in connection with the Merger may involve repayment by us of substantial indebtedness, which could reduce our flexibility to operate our business and negatively affect our financial condition.

We already have substantial outstanding indebtedness. For risks related to such indebtedness, see the risks set forth in "Trends, Risks and Uncertainties Related to Our Indebtedness" in the 2025 Form 10-K.

We intend to incur additional indebtedness to finance a portion of the consideration for the proposed transaction with Synaptics, which will materially increase the amount of our outstanding long-term indebtedness and could subject us to additional risks. In connection with the Amended Merger Agreement, we entered into a commitment letter on October 1, 2026 with Morgan Stanley Senior Funding, Inc. ("MSSF"), which was subsequently amended and restated to add JPMorgan Chase Bank, N.A. and other banks as commitment parties thereto (collectively and together with MSSF, the "Financing Parties"), pursuant to which the Financing Parties have agreed to provide, subject to satisfaction of customary closing conditions, up to $2,450,000,000 of senior secured term loan facilities for the purpose of funding a portion of the Merger Consideration, and paying fees, costs and expenses in connection with the Merger.

Synaptics has outstanding 4.000% Senior Notes due 2029 (the "Synaptics Senior Notes"). At our request and at our sole cost and expense, Synaptics must use reasonable best efforts to exercise its right to redeem, discharge, defease, or make an offer to repurchase the Synaptics Senior Notes in accordance with their terms, with any such redemption, discharge, defeasance, or repurchase to be effective at the effective time of the Merger or such later time as we may request. In connection with the Merger, we currently intend to cause Synaptics to redeem and/or discharge the Synaptics Senior Notes. In addition, the Amended Merger Agreement requires Synaptics to use its reasonable best efforts to deliver to us an executed payoff letter with respect to Synaptics’ existing $350 million senior secured revolving credit facility with Wells Fargo Bank, National Association, together with all related lien release documentation necessary to effect the release of any liens related to such facility.

Our ability to fund the repayment, redemption and/or discharge of Synaptics’ indebtedness will depend on, among other factors, prevailing market conditions and other factors beyond our control, and the repayment, redemption and/or discharge — or any such failure to do so — could materially and adversely affect our operations and financial condition.

In addition, Synaptics has outstanding 0.75% Convertible Senior Notes due 2031 (the "Synaptics Convertible Notes"). Following completion of the Merger, the Synaptics Convertible Notes will, pursuant to a supplemental indenture, become convertible into cash rather than shares of Synaptics common stock. As the Merger will constitute a "Make-Whole Fundamental Change" under, and as defined in, the indenture governing the Synaptics Convertible Notes (the "Synaptics Convertible Notes Indenture"), holders of the Synaptics Convertible Notes will be able to convert their Synaptics Convertible Notes during a window after the closing date of the Merger and receive additional cash conversion consideration based on the make-whole table contained in the Synaptics Convertible Notes Indenture. Any conversions of the Synaptics Convertible Notes will result in cash payments to the holders thereof, which will only be partially offset by the capped call transactions entered into by Synaptics concurrently with the issuance of the Synaptics Convertible Notes. The repayment, redemption and/or discharge of Synaptics’ existing indebtedness could have material and adverse effects on our business, operating results and financial condition, including, among other things:
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

•limiting our ability to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures or other purposes; and
•increasing the risks described under "Trends, Risks and Uncertainties Related to Our Indebtedness" in the 2025 Form 10-K.

This disclosure does not constitute a notice of redemption with respect to the Synaptics Senior Notes.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes "forward-looking statements," as that term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or incorporated in this Form 10-Q could be deemed forward-looking statements, particularly statements about our plans, strategies, prospects and our proposed acquisition of Synaptics and the treatment of Synaptics’ existing indebtedness following the closing of the proposed acquisition under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements are often characterized by the use of words such as "believes," "estimates," "expects," "projects," "may," "will," "intends," "plans," "anticipates," "should" or similar expressions, or by discussions of strategy, plans or intentions. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding repurchases of our common stock during the quarter ended October 2, 2026:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar value of Shares that May Yet be Purchased Under the Plans or Programs (in millions) ($)
July 4, 2026 - July 31, 2026	—	$—	—	$5,322.4
August 1, 2026 - August 28, 2026	155,504	73.16	155,504	5,311.1
August 29, 2026 - October 2, 2026	116,628	73.13	116,628	5,302.5
Total	272,132	$73.15	272,132

(1) These time periods represent our fiscal month start and end dates for the third quarter of 2026.

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

We repurchased 0.3 million shares of the Company's common stock under the New Share Repurchase Program during the quarter ended October 2, 2026. As of October 2, 2026, the authorized amount remaining under the New Share Repurchase Program was approximately $5.3 billion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the quarter ended October 2, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description*

2.1
Amended and Restated Agreement and Plan of Merger, dated as of October 1, 2026, by and among ON Semiconductor Corporation, Sonic Acquisition Corp. and Synaptics Incorporated (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 1, 2026) †

10.1
$2,450,000,000 Senior Secured Term Loan Facilities Second Amended and Restated Commitment Letter, dated as of October 19, 2026, by and among ON Semiconductor Corporation, Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A. and other commitment parties party thereto (1)

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

ON SEMICONDUCTOR CORPORATION (Registrant)

Date:	November 2, 2026	By:	/s/ THAD TRENT
Thad Trent
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and officer duly authorized to sign this report)